Form 10-Q
period 1994-12-31
KRUG INTERNATIONAL CORP
filed 1995-02-13
CIK 96793

                               F O R M    10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .......................

Commission File Number 0-2901

                           KRUG INTERNATIONAL CORP.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Ohio                                         31-0621189
- - - - -----------------------------------                      ---------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification No.)

6 North Main Street  Suite 500  Dayton, Ohio                 45402-1900
- - - - ----------------------------------------------               ----------
(Address of principal executive offices)                     (Zip Code)

          (513) 224-9066
- - - - -----------------------------------------------
(Registrant's telephone number including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes   x   No
   ------   ------

The number of Common Shares, without par value, outstanding as of February 6, 1995 was 4,999,395.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (all dollar amounts in thousands)
                                              December 31,    March 31,
                                                  1994          1994
ASSETS                                        ------------   -----------
Current Assets:
  Cash                                        $       810   $     1,186
  Receivables                                      16,467        16,829
  Inventories (Note C)                              8,697         8,883
  Prepaid expenses                                    774           586
                                               -----------   -----------
       Total Current Assets                        26,748        27,484
                                               -----------   -----------
Property, Plant and Equipment                      15,996        16,722
  Less accumulated depreciation                     5,981         6,608
                                               -----------   -----------
                                                   10,015        10,114
Pension Asset                                       2,124         2,042
Deferred Tax Assets                                 2,350         3,178
Other Assets                                          361           407
                                               -----------   -----------
Total Assets                                  $    41,598   $    43,225
                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                             $     1,000   $     1,276
  Accounts payable                                  7,641         6,540
  Accrued expenses                                  5,168         5,650
  Income taxes                                                    1,268
  Net current liabilities of discontinued
    operations (Note F)                               700           750
  Current maturities of long-term debt              9,160         2,835
                                               -----------   -----------
       Total Current Liabilities                   23,669        18,319
Long-Term Debt                                      3,945        12,932
Net Non-Current Liabilities of Discontinued
  Operations (Note F)                                 762         1,267
                                               -----------   -----------
Total Liabilities                                  28,376        32,518
                                               -----------   -----------
Excess of Net Assets of Acquired Business
  Over Purchase Price                                  24            91
Shareholders' Equity (Note B):
  Common Shares, no par value:
    issued and outstanding 4,999,395                2,500         2,500
  Additional paid in capital                        4,065         4,065
  Retained earnings                                 6,448         4,690
  Foreign currency translation adjustment             185          (639)
                                               -----------   -----------
       Total Shareholders' Equity                  13,198        10,616
                                               -----------   -----------
Total Liabilities and Shareholders' Equity    $    41,598   $    43,225
                                               ===========   ===========

                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
        (all dollar amounts in thousands, except per share amounts)



                                                  THREE MONTHS ENDED
                                                      December 31,
                                               -------------------------
                                                  1994          1993
                                               -----------   -----------
Revenues                                      $    22,698   $    21,669

Costs and Expenses:
  Costs, including product
    development                                    19,685        19,233
  Selling and administrative                        2,100         1,706
  Interest expense                                    318           283
  Other (income) expense (Note D)                     (42)         (251)
                                               -----------   -----------
                                                   22,061        20,971
                                               -----------   -----------

Earnings Before Income Taxes                          637           698

Income Taxes (Note E)                                 232           177
                                               -----------   -----------

Net Earnings                                  $       405   $       521
                                               ===========   ===========

Net Earnings Per Share                        $      0.08   $      0.10
                                               ===========   ===========

Average Common and Common Equivalent
     Shares Outstanding                         5,058,017     5,092,916
                                               ===========   ===========




                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
        (all dollar amounts in thousands, except per share amounts)



                                                  NINE MONTHS ENDED
                                                      December 31,
                                               -------------------------
                                                  1994          1993
                                               -----------   -----------
Revenues                                      $    67,739   $    67,651

Costs and Expenses:
  Costs, including product
    development                                    57,967        58,697
  Selling and administrative                        6,498         6,030
  Interest                                            940           894
  Other (income) expense (Note D)                    (351)         (913)
                                               -----------   -----------
                                                   65,054        64,708
                                               -----------   -----------

Earnings Before Income Taxes                        2,685         2,943

Income Taxes (Note E)                                 925           874
                                               -----------   -----------
Earnings from Continuing Operations                 1,760         2,069

Loss from Discontinued Operations (net
  of $748 tax benefit) (Note F)                                  (1,452)
                                               -----------   -----------

Net Earnings                                  $     1,760   $       617
                                               ===========   ===========

Earnings Per Share:

  Earnings from Continuing Operations         $      0.35   $      0.41

  (Loss) from Discontinued Operations                             (0.29)
                                               -----------   -----------
Net Earnings                                  $      0.35   $      0.12
                                               ===========   ===========


Average Common and Common Equivalent
     Shares Outstanding                         5,044,494     5,085,729
                                               ===========   ===========

                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (all dollar amounts in thousands)
                          increase (decrease) in cash

                                                  NINE MONTHS ENDED
                                                      December 31,
                                               -------------------------
                                                  1994          1993
                                               -----------   -----------
     Net Cash Provided by
          Operating Activities                $     2,727   $     1,546
                                               -----------   -----------

     Cash Flows From Investing Activities:
              Expenditures for property, plant
                and equipment                        (270)         (429)
              Proceeds from sale of assets            447           620
                                               -----------   -----------
     Net Cash Provided by
          Investing Activities                        177           191
                                               -----------   -----------

     Cash Flows From Financing Activities:
             Bank borrowings-net                     (287)         (400)
             Payments on long-term debt            (2,997)         (853)
                                               -----------   -----------
     Net Cash (Used In) Financing Activities       (3,284)       (1,253)
                                               -----------   -----------


     Effect of Exchange Rate Changes on Cash            4           (49)
                                               -----------   -----------

Net Increase (Decrease) In Cash                      (376)          435

Cash at Beginning of Period                         1,186         2,603
                                               -----------   -----------

Cash at End of Period                         $       810   $     3,038
                                               ===========   ===========

Cash Paid For:

  Income taxes                                $     1,320   $     2,134
                                               ===========   ===========

  Interest                                    $     1,001   $       903
                                               ===========   ===========

Non-Cash Investing and Financing Activities-
  Capital leases                              $        90   $       443
                                               ===========   ===========

          See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED DECEMBER 31, 1994
                       (all dollar amounts in thousands)

Note A -- Basis of Presentation

          The balance sheet at March 31, 1994 is condensed from audited financial statements. The financial statements for the quarter and nine months ended December 31, 1994 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations, have been made.


Note B -- Shareholders' Equity

          The Corporation declared a 10% stock dividend payable December 23, 1994 to shareholders of record on November 28, 1994. This transaction has been reflected in the financial statements retroactively for all periods presented and all share and per share data has been restated. As a result, Common Shares increased by 454,066 shares and $227, additional paid-in capital increased by $1,873 and retained earnings decreased by $2,102 (including $2 for cash to be paid in lieu of fractional shares).


Note C -- Inventories
                                               December 31,   March 31,
                                                  1994          1994
                                               -----------   -----------
  Finished goods                              $     6,207   $     6,599
  Work-in-process                                     950           886
  Raw materials and supplies                        1,540         1,398
                                               -----------   -----------
                                              $     8,697   $     8,883
                                               ===========   ===========



Note D -- Other Income

         Other income for the nine months ended December 31, 1994 includes a $0.3 million gain from the sale of land and miscellaneous equipment. Other income for the quarter ended December 31, 1993 includes $0.12 million of foreign currency translation gain and $0.1 million received from the U.K. taxing authority related to an intercompany dividend. The other income for the nine months ended December 31, 1993 includes the above mentioned items and a $0.6 million gain on the sale by the Leisure Marine Segment of an unused building in the U.K.

Note E -- Income Taxes

          The provisions for income taxes are composed of the following:

     Quarter Ended December 31,                   1994          1993
     ----------------------                    -----------   -----------
     Domestic                                 $       134   $        33
     Foreign                                           98           144
                                               -----------   -----------
                                              $       232   $       177
                                               ===========   ===========

     Nine Months Ended December 31,               1994          1993
     ----------------------                    -----------   -----------
     Domestic                                 $       269   $      (135)
     Foreign                                          656         1,009
                                               -----------   -----------
                                              $       925   $       874
                                               ===========   ===========


Note F -- Discontinued Operations

          In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Product liability claims related to products sold prior to the sale of the domestic Industrial Segment are the responsibility of KRUG Properties Inc. (formerly Dempster Systems Inc.) and not the responsibility of the Corporation. The Corporation is directly or contingently liable for lease and other minimum commitments related to property formerly used by its discontinued operations.

          In October 1993, the Corporation's major tenant of the leased facility in Knoxville filed for bankruptcy. The potential loss of future rental income from this property caused the Corporation to determine that an additional provision for loss related to discontinued operations was required. Accordingly, an after tax charge of $1,452 (net of a tax benefit of $748) was recorded in the quarter ended September 30, 1993. The Corporation does not anticipate any further additions to this reserve.

Note G -- Contingencies

          In May 1991, the United States Customs Department commenced an investigation of a subcontract between the Corporation's Technology System Division and Tripod-Laing Joint Venture of the United Kingdom. The contract relates to aeromedical equipment which was ultimately to be shipped to Iraq. Performance under the contract was suspended when relationships between the United States and Iraq changed. No equipment was delivered to Iraq under the contract. The criminal investigation appeared to be dormant from 1991 until several months ago when a Customs Agent interviewed certain present and former employees of the Corporation. As in 1991, the Corporation is cooperating in the investigation.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations
- - - - --------------------------------

        Revenues of $22.7 million for the quarter ended December 31, 1994 were $1.0 million higher than the comparable quarter of fiscal 1994. Approximately $0.7 million of this increase was due to the favorable effect of currency translation. The U.K. Leisure Marine Segment revenue increased by $0.7 million in sales volume and $0.3 million due to the favorable effect of currency translation from the same period in fiscal 1994. The U.K. Housewares revenue in the third quarter of fiscal 1995 increased by $0.2 million in sales volume and $0.4 million due to the favorable effect of currency translation from the comparable quarter in fiscal 1994. The U.K. economy is showing signs of gradual improvement, however, market conditions have remained very competitive thoughout. Revenues of the U.S. Life Sciences and Engineering Segment for the quarter ended December 31, 1994 decreased $0.6 million from the comparable quarter of fiscal 1994. The decrease is attributable to decreased material purchases and support services provided under technical service contracts with the U.S. Air Force.

        Revenues for the first nine months of fiscal 1995 increased by $0.1 million fom the first nine months of fiscal 1994. The Leisure Marine Segment revenue increased by $1.0 million as compared to the first nine months of last year. All of this increase was recorded in the third quarter due to greater demand for all product groups. The Housewares Segment revenue for the first nine months of fiscal 1995 increased by $0.9 million as compared to the prior year. The favorable effect of currency translation on the revenues of the U.K. businesses was $0.8 million in the first nine months of fiscal 1995 as compared to the prior year. The Life Sciences and Engineering Segment revenue decreased by $1.6 million in the first nine months of fiscal 1995 as compared to fiscal 1994. This decrease is primarily due to decreased material purchases and support services provided under technical service contracts with the U.S. Air Force and the loss of revenues from the network systems integration business which was sold in March 1994.

        Life Sciences and Engineering order backlog at December 31, 1994 was $116.6 million compared to $129.8 million at March 31, 1994 and $138.0 million at December 31, 1993. During the second quarter of fiscal 1995, the Corporation's Technology/Scientific Services, Inc. (TSSI) subsidiary was awarded a contract for support and maintenance services at Wright-Patterson Air Force Base. The contract consists of a one-year base period with four additional one-year options. The contract value for the first year is estimated at $3.4 million and at $17 million if the option years are exercised. The contract is a follow-on to one previously held by TSSI.

        The Corporation's KRUG Life Sciences Inc. subsidiary is currently working on a $136 mullion five year contract at the National Aeronautics and Space Administration (NASA) Johnson Space Center. This contract ends on February 28, 1996 and represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. The Corporation has held contracts for this type of work or similar work at the Johnson Space Center continuously since 1967. The Corporation intends to aggressively seek the follow-on contract to our existing contract at the Johnson Space Center.

        The gross profit margin of 13.3% for the quarter ended December 31, 1994 increased from 11.2% for the quarter ended December 31, 1993. The increase is primarily due to the favorable resolution of certain Life Science and Engineering Segment contract issues in the amount of $0.4 million reserved for in prior years. For the nine months, the gross profit margin increased to 14.4% from 13.2% in the prior year. The margins of the Housewares Segment have decreased during the current year as compared to last year due to competitive market conditions which have reduced overall margins in the entire industry. The Leisure Marine Segment gross profit margin increased during the third quarter as compared to the prior year due to favorable product mix. The 11.2% gross profit margin for the nine months last year was lower than normal due to $0.3 million of provisions for losses for contract closeouts that were taken in the first quarter by the Life Sciences and Engineering Segment.

        Selling and administrative expenses for the third quarter and nine months year-to-date of fiscal 1995 increased over the prior comparable period by $0.4 million and $0.5 million, respectively. The increases are due to increased bid and proposal expenses by the Life Sciences and Engineering Segment and increased selling expenses in the Leisure Marine Segment.

        Interest expense for the third quarter and first nine months of fiscal 1995 has increased slightly over the prior comparable periods due to increased interest rates in both the U.S. and U.K.

        No significant other income items were reported for the quarter ended December 31, 1994. Other income for the quarter ended December 31, 1993 includes $0.12 million of foreign currency translation gain and $0.1 million received from the U.K. taxing authority related to an intercompany dividend. Other income of $0.4 million for the nine months ended December 31, 1994 resulted primarily from the sale of land and miscellaneous equipment in the U.S. The other income for the nine months ended December 31, 1993 includes the two above mentioned items and a $0.6 million gain on the sale of an unused building by the Leisure Marine Segment.

        Earnings from continuing operations were $0.4 million for the third quarter of fiscal 1995 compared to $0.5 million for the same period last year. Earnings from continuing operations for the nine months ended December 31, 1994 were $1.76 million compared to $2.07 million for the prior year. The decrease in earnings for the third quarter and the nine months is caused by the decreased other income in fiscal 1995.

Discontinued Operations
- - - - -----------------------

        The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first nine months of fiscal 1995 and no changes were deemed appropriate.

        In October 1993, the Corporation's major tenant of the leased facility in Knoxville filed for bankruptcy. The potential loss of the future rental income from this property caused the Corporation to determine that an additional provision for loss related to discontinued operations was required. Accordingly, an after tax charge of $1.452 million was recorded in the quarter ended September 30, 1993.

Liquidity and Capital Resources
- - - - -------------------------------

        Under the Corporation's current credit agreement with its five U.S. banks, the Corporation had an outstanding term loan of $8.4 million at December 31, 1994. This credit agreement also provides a revolving credit facility of $2.0 million, under which $1.0 million was outstanding at December 31, 1994. The credit agreement expires on July 31, 1995. The Corporation is continuing to work toward a long-term solution for its U.S. financing needs. The Corporation believes it has adequate financing for its U.K. operations from its bank credit lines in the U.K.

        For the nine months ended December 31, 1994, the Corporation generated $2.7 million in cash from operating activities. Earnings and non-cash depreciation charges and reduced working capital requirements of the U.S. businesses were the causes of the cash generated from operating activities.
For the nine months ended December 31, 1993, the Corporation generated $1.5 million in cash from operating activities. Earnings from the U.K. businesses and reduced working capital requirements of the U.S. businesses were the causes of the cash generated from operating activities. At December 31, 1994, there were no significant outstanding capital commitments.

PART II. - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K

                  (A) Exhibit 27 - Financial Data Schedule

                  (B) During the quarter ended December 31, 1994, the
                      Corporation filed one Report on Form 8-K on November 15, 1994 reporting Item 5 - Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KRUG INTERNATIONAL CORP.


                                               By:  /s/ Thomas W. Kemp
                                                  --------------------------
                                                  THOMAS W. KEMP
                                               Vice President - Finance
                                               (Principal financial
                                                officer and principal
                                                accounting officer)


Dated:  February 13, 1995