Form 10-K405
period 1995-03-31
KRUG INTERNATIONAL CORP
filed 1995-06-29
CIK 96793

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

    [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended March 31, 1995
- --------------------------------------------------------------------------------

                          Commission File No. 0-2901
                          --------------------------

                           KRUG INTERNATIONAL CORP.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                         31-0621189
 ------------------------------                 -----------------------------
   (State of Incorporation)                           (I.R.S. Employer
                                                      Identification No.)

            6 N. Main Street  Suite 500,  Dayton, Ohio  45402-1900
            ------------------------------------------------------
                   (Address of principal executive office)

      Registrant's telephone number, including area code: (513) 224-9066
                                                          --------------

         Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

         Securities Registered Pursuant to Section 12(g) of the Act:
                       COMMON SHARES WITHOUT PAR VALUE

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No
                                                ----     ----
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

At the close of business on June 13, 1995:
                        Number of Common Shares
                        without par value outstanding....   5,011,523

                        Aggregate market value of Common
                        Shares without par value, held
                        by non-affiliates of the
                        Corporation...................... $10,679,262

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


1. KRUG International Corp. Proxy Statement for its Annual Meeting of Shareholders on July 18, 1995, definitive copies of which were filed with the Commission within 120 days after the end of the Corporation's last fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.


                              ____________________

                                     PART I
                                     ------
ITEM 1.        BUSINESS.
- ------         --------

               KRUG International Corp., an Ohio corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") operate primarily in three business segments: Life Sciences and Engineering, Leisure Marine and Housewares. Information concerning the revenues, operating profit and identifiable assets of the three business segments for the fiscal years ended March 31, 1995, 1994, and 1993 is set forth at Note K of the Notes to Consolidated Financial Statements of the Corporation, which is incorporated herein by this reference.

                         LIFE SCIENCES AND ENGINEERING
                         -----------------------------

               The Life Sciences and Engineering (formerly Aerospace) business is comprised of the Corporation's KRUG Life Sciences Inc. subsidiary with operations in Houston and San Antonio, Texas and the Technology/ Scientific
Services, Inc. subsidiary in Dayton, Ohio.   KRUG Life Sciences Inc. was
organized by the Corporation as a subsidiary in May 1990 to carry on the business formerly done by its Technology Life Sciences Division and Technology Services Division.

KRUG LIFE SCIENCES INC. - HOUSTON OPERATIONS
- --------------------------------------------

               KRUG Life Sciences has been conducting biomedical research, technology development, and flight crew operations support at the National Aeronautics and Space Administration Lyndon B. Johnson Space Center continuously since 1967. From the original work of developing specialized cardiovascular monitoring instrumentation, the research and development activities have expanded to encompass those sciences necessary to assure that man has the capability and capacity to explore and exploit the frontiers of space. Such activities include the conceptualization and implementation of ground based and in-flight medical experiments to develop the health care and physiological deconditioning countermeasures required to offset the microgravity of space and ensure the well-being and productivity of the flight crews.

               In March 1991, KRUG Life Sciences began work on a new $136 million five year contract with NASA, replacing the one which previously started in January 1987. This contract has expanded support services provided to the Medical Sciences Division at the Johnson Space Center. In April 1993, NASA modified the contract and increased its value to $165 million. This modification is to cover the cost of additional test equipment, supplies and services for the remaining three years of the contract.

        Performance under this contract includes the areas of neurosensory physiology, cardiovascular physiology, musculoskeletal physiology, regulatory systems physiology, electrophysiology, cell biology, pharmacodynamics, remote health care, bioengineering, applications of knowledge based systems, and clinical laboratory operations. KRUG's work for the Johnson Space Center is spread over a wide variety of programs, none of which comprise more than 20% of the contract. Some of the major areas are Shuttle support, joint Russian MIR space ventures, Shuttle extended duration mission research, Manned Flight research and development, Space Station research and biotechnology research. Prior to the current contract, KRUG Life Sciences began work in January 1987 on a $35 million, multi-year contract with NASA at the Johnson Space Center. The value of that contract more than doubled since its initiation to a final value of $76.5 million when it was completed in February 1991.

KRUG LIFE SCIENCES INC. - SAN ANTONIO OPERATIONS
- ------------------------------------------------

               KRUG Life Sciences also provides professional research support services to the United States Air Force and commercial customers in the San Antonio area. Such services include research into human tolerance to gravitational forces generated by rapid onset and increasing acceleration. As advances in aircraft development lead to increases in speed and mobility, this research becomes increasingly more important. Engineering programs include the design and production of variable profile breathing simulators, therapeutic oxygen manifold systems and other similar devices. KRUG Life Sciences also does repair, maintenance and calibration of sophisticated ground and airborne electronics equipment.


TECHNOLOGY/SCIENTIFIC SERVICES, INC.
- ------------------------------------
               Technology/Scientific Services provides a wide variety of engineering and technical support services in various on-site governmental research and experimental programs. Current activities are principally contract services in support of laboratories at Wright-Patterson Air Force Base and involve computer networking using fiber optics, satellite communications, aircraft structural and environmental testing, microelectronics, fabrication techniques for composite materials and aircraft vulnerability investigations.

GENERAL
- -------

               In its Life Sciences and Engineering Segment, the Corporation competes with practically all the large and small aerospace companies, including other local companies competing for local services. The areas of competition vary from contract to contract but most contracts are price sensitive. Some business is obtained on a sole source basis, such as follow-on business, where a unique capability or product has been developed and the limited market precludes the development of a second source by the government.

               The majority of the Corporation's Life Sciences and Engineering business is with agencies of the U.S. Government and prime government contractors (revenues from agencies of the U.S. Government amounted to $43.6 million during fiscal 1995) and, as a result, is subject to possible termination.

               The order backlog of the Life Sciences and Engineering Segment was $89.1 million at March 31, 1995 and $129.8 million at March 31, 1994. Approximately 49% of the backlog at March 31, 1995 is expected to result in revenue during fiscal 1996.

                                 LEISURE MARINE
                                 --------------

               Sowester Limited ("Sowester"), formerly South Western Marine Factors Limited, a subsidiary of KRUG International (U.K.) Ltd., is engaged in the Leisure Marine business. Sowester, located in the port of Poole, Dorset, England, distributes sail and power boat equipment for the leisure marine market. Sowester handles five principal product lines: marine chandlery, a wide range of boat fittings, equipment and clothing; Mercury outboard engines; Mercury Mercruiser sterndrive and inboard engines; Morse controls, a comprehensive line of steering systems and controls for power and sail boats; and diesel engines which provide auxiliary power for sailing yachts. Sowester is the exclusive distributor of Mercury engines and Morse controls in the United Kingdom and the Republic of Ireland.


               Sowester sells its products in two principal markets - boat manufacturers and marine retailers. It has a network of over 100 sales and service dealers. The marine products business tends to be seasonal, with the highest sales occurring in spring and summer.

               Order backlog is not a factor in the Leisure Marine Segment since virtually all orders are shipped within days of receipt.

                                   HOUSEWARES
                                   ----------

        Beldray Limited ("Beldray"), a subsidiary of KRUG International (U.K.) Ltd., operates the Corporation's Housewares business. Beldray, located in Bilston, West Midlands, England, manufactures consumer durable products sold under the "Beldray" name. Its products include ironing tables and accessories, domestic aluminum ladders and work platforms, garden equipment, shower screens, and indoor and outdoor racks for drying clothes. These products are marketed through major retailers, wholesalers and mail order companies to the housewares, do-it-yourself and garden markets. Beldray is a long established name with significant recognition among the buying public throughout the United Kingdom.

               The Housewares Segment's firm order backlog is typically less than one month's sales.

                              GENERAL INFORMATION
                              -------------------

               The Corporation owns a number of patents and patent applications but it is not possible to estimate their value. None of the Corporation's present business is materially dependent on any patents or patent applications.

               In the fiscal year ended March 31, 1995, revenues from agencies of the U.S. Government were $43.6 million or 47.5% of consolidated revenues.

               As of May 31, 1995, the Corporation employed 444 persons in the United States and 471 in the United Kingdom. The Corporation's Life Sciences and Engineering Segment employs numerous highly trained persons holding bachelors and in some cases advanced degrees, in one or more of the following disciplines - engineering, medicine, mathematics, physics and biology. None of the Corporation's United States employees is represented by unions.

               Compliance with federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings, and competitive position of the Corporation. To the best of management's knowledge, the Corporation is in compliance with federal, state and local environmental regulations.

ITEM 2.        PROPERTIES
- ------         ----------

               The principal properties of the Corporation as of June 15, 1995 are listed below:

                          Owned or  Square
Location                  Leased    Footage  Use and Segment
- --------                  ------    -------  ---------------
  A.  UNITED STATES
      -------------
Knoxville, Tennessee      Leased    387,000  Plant-Subleased(1)
Houston, Texas            Leased     62,300  Offices & Laboratories
                                             Life Sciences &  Eng.

San Antonio, Texas        Leased      2,700  Office - Life
                                             Sciences & Eng.
Dayton, Ohio              Owned      67,600  Offices - Life
                                             Sciences & Eng. (2)

  B.  ENGLAND
      -------
Bilston, West Midlands    Leased    105,000  Plant - Housewares
                          Owned      85,000  Plant - Housewares
Poole, Dorset             Owned      71,000  Distribution-
                                             Leisure Marine

  C.  CANADA
      ------
Toronto, Ontario          Leased     62,900  Plant-Subleased (3)

______________________

(1) 38% of this property is subleased and the remainder is available for sublease.

(2) This property is subject to a $2.35 million mortgage granted under the Corporation's Credit Agreement with its U.S. Banks dated November 14, 1991 and subsequently amended under amendments 1 thru
       4 with the final amendment #4 dated March 1995, putting the mortgage into place. This property is excess to the Corporation's space needs and is listed for sale.

(3) This facility is no longer needed and the Corporation has subleased this property.


               The Corporation maintains its plants and offices in good repair. In the opinion of management, the various facilities are adequate to the needs of the businesses conducted therein.

ITEM 3.        LEGAL PROCEEDINGS
- ------         -----------------

               In May 1991, the United States Customs Department commenced an investigation of a subcontract between the Corporation's Technology Systems Division and Tripod-Laing Joint Venture of the United Kingdom. The contract relates to aeromedical equipment which was ultimately to be shipped to Iraq. Performance under the contract was suspended when relationships between the United States and Iraq changed, and no equipment was delivered to Iraq under the contract. The criminal investigation appeared to be dormant from 1991 until May 1994 when a Customs Agent commenced interviewing certain present and former employees of the Corporation. Since May 1994, the Corporation is not aware of any additional activity in this investigation. The Corporation has cooperated in the investigation.

               Other than as indicated, neither the Corporation nor any of its subsidiaries is a party to any other material legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------         ---------------------------------------------------

               None.

               EXECUTIVE OFFICERS OF THE REGISTRANT
               ------------------------------------

               The executive officers of the Corporation, as of June 15, 1994, their positions with the Corporation and their ages are as follows:

        Name                              Offices                       Age
        ----                              -------                       ---

Maurice F. Krug                         Chairman, President and
                                        Chief Executive Officer          66

Thomas W. Kemp                          Vice President-Finance/
                                        Treasurer                        59


W. E. Greenhalgh                        Director and KRUG
                                        International (UK) Ltd.
                                        subsidiaries' Chairman           64

T. Wayne Holt                           Director and President
                                        KRUG Life Sciences Inc.          68


James J. Mulligan                       Director and Secretary           73



               All officers of the Corporation are elected annually by the Board of Directors.

               Mr. Krug is a founder of the Corporation and has been Chairman of the Board and Chief Executive Officer of the Corporation since 1959. From 1959 until February 1987, and from 1989 to the present, he has also served as President of the Corporation.

               Mr. Kemp was elected Vice President-Finance/Treasurer of the Corporation in May 1990. He previously was employed by Kodak Mining Company as Vice President of Finance from 1977 to 1989. Prior thereto, Mr. Kemp was employed by Mead Technology Laboratories as Vice President of Finance and Administration.

               Mr. Greenhalgh was elected Chairman of Sowester Limited and Beldray Limited, subsidiaries of KRUG International (UK) Ltd., in March 1985. He was Chief Executive Officer of KRUG International (UK) Ltd. from March 1985 to April 1989 and has been a Director of KRUG International (UK) Ltd. since 1970.

               Mr. Holt, 68, was involved continuously with the Corporation's life sciences, aerospace and engineering operations for 22 years commencing with his initial employment in 1971 until his retirement in 1993. He held a number of positions, including Vice President-Aerospace Group from 1981 to 1988, Assistant to the Chairman, Aerospace Group, from 1988 to 1990, Vice President from May 1990 to February 1991, Executive Vice President from February 1991 to December 31, 1992, and Advisor to the Chairman, Life Sciences and Engineering from January 1, 1993 to May 1, 1993. On April 17, 1995, Mr. Holt was named President of KRUG Life Sciences Inc., a position he had previously held.

               Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson, Hine & Flory from 1989 until his retirement in 1991. He became Secretary of the Corporation in 1966.

                                    PART II
                                    -------

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
- ------         ---------------------------------------------
               RELATED STOCKHOLDER MATTERS
               ---------------------------

KRUG International's common stock is traded in the National Market System, NASDAQ symbol, KRUG. The table below includes the high and low sale prices for the common shares for fiscal 1995 and 1994. The number of shareholders of record was 1,122 as of March 31, 1995. A 5% stock dividend was paid in April 1993, another 5% stock dividend in January 1994, and a 10% stock dividend in December 1994. No cash dividends were paid in fiscal 1995 or 1994. Warrants to purchase common shares were distributed on January 31, 1995 to shareholders of record on December 23, 1994. One warrant was issued for every five common shares owned.

Quarter                                                 4th          3rd           2nd          1st
- ---------------------------------------------------------------------------------------------------
1995                                    High        $  4.75      $  5.00       $  4.25      $  4.25
                                        Low            3.38         3.38          3.00         2.50
- ---------------------------------------------------------------------------------------------------
1994                                    High        $  4.75      $  6.88       $  6.88      $  4.63
                                        Low            2.63         4.13          4.38         3.13
- ---------------------------------------------------------------------------------------------------


ITEM 6.        SELECTED FINANCIAL DATA
- ------         -----------------------

               The following table summarizes certain selected financial data, which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

SELECTED FINANCIAL DATA
(all dollar amounts in thousands, except for per share amounts)
Fiscal Years                             1995         1994         1993         1992        1991
- ------------------------------------------------------------------------------------------------
Revenues                            $  91,766    $  90,188   $   97,155    $  99,145    $105,866
Earnings from
   Continuing Operations                2,012        2,870        2,608        1,387(1)    2,168
Net Earnings                            2,012        1,418        2,608        1,516(1)    2,168
Earnings Per Share from
  Continuing Operations(2)                .40          .57          .52          .28(1)      .43
Net Earnings Per Share(2)                 .40          .28          .52          .30(1)      .43
Total Assets                           44,169       43,225       46,034       46,380      45,216
Long-Term Debt                         13,612       12,932       14,912       16,622       2,351
Subordinated Long-Term Debt                                         300          300         350

(1)The Corporation applied the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1992. This change in method increased fiscal 1992 net earnings by $583 ($.13 per share).

(2)All share and per share data has been retroactively adjusted to reflect the 10% stock dividend paid in December 1994 and the 5% stock dividends paid in January 1994 and April 1993.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------         -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1995 revenues of $91.8 million increased by 2% from fiscal 1994. Fiscal 1994 revenues of $90.2 million decreased by 7% from fiscal 1993. In fiscal 1995, revenues in the U.S. were $44.0 million, and revenues in the U.K. were $47.8 million.

  The fiscal 1995 revenues of $47.8 million for the U.K. businesses were $2.1 million higher than fiscal 1994. During fiscal 1995, sales volume of the U.K. businesses increased by $0.6 million, or 1%, over fiscal 1994. The additional $1.5 million revenue increase was due to favorable currency translation. In fiscal 1995, the U.K. Leisure Marine Segment had a $0.4 million increase in sales volume and an additional $0.7 million increase in revenue due to favorable currency translation for a total increase of $1.1 million to $20.9 million. All Leisure Marine product areas had increases in revenue except for outboard engines, for which there was decreased demand. Sales of the U.K. Housewares Segment increased by $0.2 million due to increased demand and $0.8 million due to favorable currency translation for a total increase of $1.0 million to $26.9 million. The ironing table and the indoor airers product groups had sales increases during the year. These increases were partially offset by decreased ladder sales which were caused by lower consumer demand and increased competition.

  Fiscal 1994 U.K. revenues of $45.7 million were $1.3 million lower than fiscal 1993, because of a $5.6 million unfavorable currency translation effect which was only partially offset by sales volume increases of $4.3 million. During fiscal 1994, the U.K. Leisure Marine Segment had a $3.4 million increase in sales volume, but revenues increased by only $0.9 million to $19.8 million after currency translation. Revenue increases in fiscal 1994 were experienced in almost all Leisure Marine product areas due to increased market share and improvement in the U.K. Leisure Marine economy. Sales volume of the U.K. Housewares Segment increased by $0.9 million during fiscal 1994, but revenues declined by $2.2 million to $25.9 million after currency translation. All major Housewares market sectors recorded sales volume increases during fiscal 1994 with a significant increase in the export market.

  Revenues for the U.S. Life Sciences and Engineering Segment (LS&E) were $44.0 million in fiscal 1995, $44.5 million in fiscal 1994 and $50.1 million in fiscal 1993, respectively. In fiscal 1995, decreased material purchases and subcontract support services contracts with the U.S. government by the Corporation's Technology/Scientific Services Inc. (T/SSI) subsidiary and the elimination of revenues of the Alpha Net Division which was sold in late fiscal 1994 resulted in the fiscal 1995 revenue decrease. These decreases were partially offset by increased labor and subcontract revenue of the KRUG Life Sciences Inc. (KLSI) subsidiary. In fiscal 1994, decreased material purchases and subcontract support services contracts with the U.S. government accounted for the reduction in revenues from fiscal 1993.

  LS&E order backlog at March 31, 1995 was $89.1 million compared to $129.8 million at March 31, 1994 and $154.3 million at March 31, 1993. During the second quarter of fiscal 1995, T/SSI was awarded a contract for support and maintenance services at Wright-Patterson Air Force Base. The contract consists of a one-year base period with four additional one-year options. The contract value is estimated at $3.4 million for the first year and $17 million including all the option years. The contract is a follow-on to one previously held by T/SSI. During fiscal 1994, no significant individual contracts were added to the order backlog. In the Leisure Marine and Housewares Segments, backlog is not meaningful due to the short time between order placement and shipment.

  KLSI is currently working on a $136 million five year contract at the National Aeronautics and Space Administration's Johnson Space Center. This contract ends on February 28, 1996 and represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. The Corporation has held contracts for this or similar type work at the Johnson Space Center continuously since 1967. The Corporation intends to aggressively seek the follow-on contract to our existing contract at the Johnson Space Center.

  Gross profit margins were 13.7%, 13.3% and 13.0% in fiscal 1995, 1994 and 1993, respectively. The increase in gross profit margin in fiscal 1995 is primarily due to the favorable resolution of certain LS&E prior year contract issues in the amount of $0.4 million. The gross margin of LS&E increased only slightly in fiscal 1995 without the favorable effect of these resolutions. The margins of the Housewares Segment decreased in fiscal 1995 due to competitive market conditions which reduced overall industry margins and because of very significant increases in the cost of aluminum used in the ladder product group. The Leisure Marine Segment gross profit margin remained constant in fiscal 1995 compared to the prior year. The fiscal 1994 increase in LS&E gross profit margin was because no provision for contract losses in LS&E was required in fiscal 1994 whereas a $1.1 million provision was required in fiscal 1993. The gross profit margins of the Leisure Marine and Housewares Segments decreased slightly in fiscal 1994 as compared to fiscal 1993 as a result of selling a higher percentage of lower margin products and decreased margins on certain product lines caused by reduced selling prices necessary to meet market competition.

  Selling and administrative expenses were $8.8 million, $8.3 million and $8.8 million in fiscal 1995, 1994 and 1993, respectively. The increase in fiscal 1995 was due primarily to an increase in LS&E bid and proposal expenses, increased Leisure Marine selling expenses and a $0.2 million unfavorable currency translation effect. The decrease in fiscal 1994 was primarily due to the favorable effect of currency translation.

  Interest expense increased by $0.2 million in fiscal 1995 due to an increase in interest rates of 2 3/4% in the U.S. and 2% in the U.K. Interest expense decreased by $0.1 million in fiscal 1994 compared to fiscal 1993 because of lower debt in the U.S.

  Other income was $0.5 million, $1.4 million and $1.3 million in fiscal 1995, 1994 and 1993, respectively. The decrease in other income in fiscal 1995 of $0.9 million from fiscal 1994 was due to less gain on asset sales and no foreign currency transaction gains. Other income was relatively unchanged in fiscal 1994 as compared to fiscal 1993.

  The effective income tax rate was 31.0% for fiscal 1995, 25.6% for fiscal 1994 and 33.8% for fiscal 1993. The effective rate for fiscal 1995 was slightly lower than the statutory U.S. tax rate due to adjustments for long-term deferred items. The effective rate for fiscal 1994 was lower than the statutory tax rate due to a $0.6 million non-taxable gain on the sale of U.K. assets and a $0.3 million non-taxable foreign currency transaction gain. The effective income tax rate for fiscal 1993 was about the same as the statutory income tax rate.

  Earnings from continuing operations were $2.0 million in fiscal 1995, a $0.9 million decrease from fiscal 1994. The decrease was caused by less other income in fiscal 1995 as compared to fiscal 1994. Earnings from continuing operations were $2.9 million in fiscal 1994, an increase of $0.3 million from fiscal 1993. The increase was due to the lower effective income tax rate for the year.

DISCONTINUED OPERATIONS
In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment. In fiscal 1989 and 1990, provisions for losses on discontinued operations were taken and substantially all of the net assets were sold. The remaining obligations related to this Segment include a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada and product liability claims related to products manufactured and sold prior to the sale of the domestic Industrial Segment.

  In October 1993, the Corporation's major tenant of its leased facility in Knoxville filed for bankruptcy. The potential loss of the future rental income from this property caused the Corporation to determine that an additional provision for expense related to discontinued operations was required. Accordingly, an after tax loss of $1.452 million was recorded in the second quarter of fiscal 1994. The Corporation does not anticipate any further additions to this reserve.

LIQUIDITY AND CAPITAL RESOURCES
Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan of $4.9 million outstanding at March 31, 1995. Availability under the revolving credit facility is based upon the billed and unbilled accounts receivable of its U.S. operations up to a maximum of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had borrowing capacity of less than $0.1 million available at March 31, 1995. At March 31, 1995 the Corporation had a $2.35 million mortgage outstanding on its Dayton, Ohio real property. The mortgage loan was provided by its five U. S. banks and matures on March 31, 1998. In the U.K., at March 31, 1995, the Corporation had outstanding $7.6 million line of credit bank borrowings and still had a line of credit borrowing availability of $0.5 million. The Corporation believes it has adequate financing in the U.S. and U.K. to support its operations.

  The Corporation generated $1.2 million, $0.4 million and $3.5 million in cash from operating activities for fiscal 1995, 1994 and 1993, respectively. The $0.8 million increase in cash generated from operating activities in fiscal 1995 compared to fiscal 1994 was principally due to less need for working capital. Cash generated from operations in fiscal 1993 was $3.1 million higher than fiscal 1994 because in fiscal 1993 there was a $2.5 million reduction in working capital as a result of lower government accounts receivables.

  Capital expenditures in fiscal 1995, 1994 and 1993 were $0.4 million, $0.8 million and $1.2 million, respectively. In fiscal 1995 and 1994, the capital expenditures represented normal replacement expenditures, whereas in fiscal 1993 the majority of the expenditures was for the purchase of a clothes airer product line and electrostatic paint spraying facility for the Housewares Segment. At March 31, 1995, there were no significant outstanding capital commitments.

  The Corporation monitors the effect of inflation on its businesses. Inflation did not have a significant impact on operations during the past three years and is not expected to have a significant impact in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND
- ------  ------------------------
          SUPPLEMENTARY DATA
          ------------------

INDEX TO FINANCIAL STATEMENTS AND
 SUPPLEMENTARY DATA                                                 Page
                                                                    -----
Independent Auditors' Report.                                        12

Consolidated Balance Sheets - March 31, 1995 and 1994                13

Consolidated Statements of Earnings - for the fiscal                 15
years ended March 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity - for                16
the fiscal years ended March 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - for the fiscal               17
years ended March 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements - for the fiscal          18
years ended March 31, 1995, 1994 and 1993.

Selected Quarterly Financial Data - for the fiscal years             28
ended March 31, 1995 and 1994

INDEPENDENT AUDITORS' REPORT


Board of Directors
KRUG International Corp.

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.


As discussed in Note I to the consolidated financial statements, the Corporation has been the subject of an investigation by the United States Customs Department.



DELIOTTE & TOUCHE LLP

Dayton, Ohio
May 19, 1995

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- ----------------------------------------------------------------------------------------
ASSETS (NOTE D)                                                      1995         1994
CURRENT ASSETS:
 Cash                                                               $   363      $ 1,186
 Receivables (Note B)                                                17,205       16,829
 Inventories (Note C)                                                 9,992        8,883
 Prepaid expenses                                                       699          586
                                                                    -------      -------

TOTAL CURRENT ASSETS                                                 28,259       27,484



PROPERTY, PLAN AND EQUIPMENT - at cost (Note 1)
 Land                                                                 2,202        2,031
 Buildings and improvements                                           6,555        6,172
 Equipment                                                            7,804        8,519
                                                                    -------      -------

                                                                     16,561       16,722
 Less accumulated depreciation                                        6,256        6,608
                                                                    -------      -------

                                                                     10,305       10,114



OTHER ASSETS:
 Pension asset (Note H)                                               2,185        2,042
 Long-term receivables                                                  240          260
 Excess of purchase price over fair value of net assets acquired        102          147
 Deferred tax assets (Note G)                                         3,078        3,178
                                                                    -------      -------

                                                                      5,605        5,627
                                                                    -------      -------

TOTAL ASSETS                                                        $44,169      $43,225
                                                                    =======      =======

See notes to consolidated financial statements.

- -----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                           1995      1994

CURRENT LIABILITIES:
 Bank borrowings (Note D)                                                     $ 1,106   $ 1,276
 Accounts payable                                                               7,529     6,540
 Accrued payroll and related taxes                                              2,341     2,359
 Other accrued expenses                                                         2,951     3,291
 Income taxes                                                                     567     1,268
 Net current liabilities of discontinued operations (Note J)                      600       750
 Current maturities of long-term debt (Note D)                                  1,364     2,835
                                                                              -------   -------

TOTAL CURRENT LIABILITIES                                                      16,458    18,319

LONG-TERM DEBT (NOTE D)                                                        13,162    12,932

NET LONG-TERM LIABILITIES OF
 DISCONTINUED OPERATIONS (NOTE J)                                                 481     1,267
                                                                              -------   -------

TOTAL LIABILITIES                                                              30,101    32,518

EXCESS OF NET ASSETS OF ACQUIRED
 BUSINESS OVER PURCHASE PRICE                                                                91

SHAREHOLDERS' EQUITY (NOTE E):
 Preferred Shares, authorized and unissued, 2,000,000 shares
 Common Shares, no par value; authorized, 12,000,000 shares;
  issued and outstanding, 5,011,523 at March 31, 1995 and
  4,999,395 at March 31, 1994                                                   2,506     2,500
 Additional paid-in capital                                                     4,090     4,065
 Retained earnings                                                              6,699     4,690
 Foreign currency translation adjustment                                          773      (639)
                                                                              -------   -------

TOTAL SHAREHOLDERS' EQUITY                                                     14,068    10,616
                                                                              -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $44,169   $43,225
                                                                              =======   =======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------------------
                                                         1995          1994            1993
REVENUES                                           $   91,766    $   90,188      $   97,155

COSTS AND EXPENSES:
 Cost of goods sold                                    79,214        78,219          84,538
 Selling and admininstrative                            8,816         8,327           8,768
 Interest expense                                       1,307         1,135           1,205
 Other income - net (Note F)                             (485)       (1,353)         (1,297)
                                                   -----------   -----------     -----------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    2,914         3,860           3,941

INCOME TAXES (NOTE G)                                     902           990           1,333
                                                   -----------   -----------     -----------

EARNINGS FROM CONTINUING OPERATIONS                     2,012         2,870           2,608

(LOSS) FROM DISCONTINUED OPERATIONS (NOTE J)                         (1,452)
                                                   -----------   -----------     -----------

NET EARNINGS                                       $    2,012    $    1,418      $    2,608
                                                   ===========   ===========     ===========

PER COMMON AND COMMON EQUIVALENT SHARE:
 Earnings from continued operations                $     0.40    $     0.57      $     0.52
 (Loss) from discontinued operations                                  (0.29)
                                                   -----------   -----------     -----------

Net Earnings                                       $     0.40    $     0.28      $     0.52
                                                   ===========   ===========     ===========

AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (NOTE E)                        5,046,743     5,077,948       5,026,697
                                                   ===========   ===========     ===========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- -------------------------------------------------------------------------------------------------------------------
                                                                                                          FOREIGN
                                                        COMMON SHARES       ADDITIONAL                   CURRENCY
                                                    ----------------------   PAID-IN        RETAINED    TRANSLATION
                                                      SHARES     AMOUNT      CAPITAL        EARNINGS     ADJUSTMENT
MARCH 31, 1992, as restated for fiscal 1995
 stock dividend (Note E)                            4,991,311    $2,496      $4,050         $   668        $2,978

 Net earnings                                                                                 2,608
 Common Shares issued under Incentive Stock
  Options                                               8,084         4          15
 Cash in lieu of fractional shares (Note E)                                                      (2)
 Foreign currency translation adjustment                                                                   (2,909)
                                                   ----------    ------      ------          -------       -------

MARCH 31, 1993                                      4,999,395     2,500       4,065           3,274            69

 Net earnings                                                                                 1,418
 Cash in lieu of fractional shares (Note E)                                                      (2)
 Foreign currency translation adjustment                                                                     (708)
                                                   ----------    ------      ------          -------       -------

MARCH 31, 1994                                      4,999,395     2,500       4,065           4,690          (639)

 Net earnings                                                                                 2,012
 Cash in lieu of fractional shares (Note E)                                                      (3)
 Common Shares issued under Incentive Stock Options    12,128         6          25
 Foreign currency translation adjustment                                                                    1,412
                                                   ----------    ------      ------          -------       -------

MARCH 31, 1995                                      5,011,523    $2,506      $4,090          $6,699        $  773
                                                   ==========    ======      ======          =======       =======

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                         1995        1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                    $ 2,012     $ 1,418       $ 2,608
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:
   Depreciation                                                    1,060         941           929
   Amortization of intangibles                                       (26)        (13)          (19)
   Deferred income taxes                                             219          59            15
   Loss from discontinued operations                                           1,452
   Gain on sale of assets                                           (360)       (654)
   Change in assets and liabilities:
    Receivables                                                      320       2,586           111
    Inventories                                                     (288)       (756)         (684)
    Prepaid expenses and other assets                                (22)         83           217
    Accounts payable and accrued expenses                             24      (2,532)        2,976
    Income taxes                                                    (757)     (1,116)       (1,871)
   Net cash used in discontinued operations (Note J)                (935)     (1,092)         (821)
                                                                 --------    --------      --------

    Net cash provided by operating activities                      1,247         376         3,461

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of assets                                       448         687             5
 Expenditures for property, plant and equipment                     (425)       (802)       (1,237)
                                                                 --------    --------      --------

    Net cash provided by (used in) investing activities               23        (115)       (1,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Common Shares                                                31                        17
 Bank borrowings - net                                              (229)        380           300
 Additions to long-term debt                                       7,243
 Payments on long-term debt                                       (9,140)     (2,052)         (900)
                                                                 --------    --------      --------

    Net cash (used in) financing activities                       (2,095)     (1,672)         (583)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                2          (6)         (788)
                                                                 --------    --------      --------

NET INCREASE (DECREASE) IN CASH                                     (823)     (1,417)          858

CASH AT BEGINNING OF YEAR                                          1,186       2,603         1,745
                                                                 --------    --------      --------

CASH AT END OF YEAR                                              $   363     $ 1,186       $ 2,603
                                                                 ========    ========      ========

CASH PAID FOR:
 Income taxes                                                    $ 1,328     $ 2,227       $ 1,057
                                                                 ========    ========      ========

 Interest                                                        $ 1,362     $ 1,186       $ 1,310
                                                                 ========    ========      ========

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Capital leases                                                  $   139      $  530       $   865
                                                                 ========    ========      ========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

    REVENUE RECOGNITION - Revenues from fixed-price contracts are generally recognized using the percentage-of-completion method for financial accounting purposes. Revenues from cost reimbursement and time and material contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs at completion. Claims for recovery of additional contract costs are recognized only to the extent that the recoverable amounts can be determined with reasonable certainty. Costs not recoverable upon completion of contracts are immediately charged against earnings.


    INVENTORIES - Inventories are valued at the lower of cost or market using the first-in, first-out method.


     DEPRECIATION - Property, plant and equipment, including capital leases, is depreciated over its estimated useful life principally by the straight-line method.


    EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED AND EXCESS OF NET ASSETS OF ACQUIRED BUSINESS OVER PURCHASE PRICE - These amounts are being amortized over five and ten-year periods.


    NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Net earnings per share is computed by dividing net earnings by the weighted average number of Common Shares outstanding during each period, adjusted for the dilutive effect, if any, of stock options and stock warrants.


    FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Corporation's wholly-owned U.K. subsidiary are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period. Translation gains and losses are recorded in shareholders' equity and transaction gains and losses are included in the consolidated statement of earnings for the period.

B.   RECEIVABLES

                                                            March 31
                                                     -----------------------
                                                        1995         1994
     Trade accounts receivable                       $ 8,652      $ 8,697
     Contract receivables:
      Amounts billed                                   6,749        6,601
      Recoverable costs and accrued profit on work
       completed but not yet billed                    2,290        2,094
      Other                                              109           71
                                                     -------      -------
                                                      17,800       17,463
      Less allowance for doubtful accounts              (595)        (634)
                                                     -------      -------
                                                     $17,205      $16,829
                                                     =======      =======


C.   INVENTORIES
                                                            March 31
                                                     -----------------------
                                                        1995         1994

     Finished goods                                  $ 7,105      $ 6,599
     Work-in-process                                   1,107          886
     Raw materials and supplies                        1,780        1,398
                                                     -------      -------
                                                     $ 9,992      $ 8,883
                                                     =======      =======

D.   LONG-TERM DEBT

                                                            March 31
                                                     -----------------------
                                                        1995         1994

     U.S. Revolving Credit Line                      $ 4,879      $
     U.S. Mortgage                                     2,350
     U.S. Term Loan                                                10,795
     U.K. Term Loan-Line of credit                     6,484        3,683
     Capital leases                                      813          989
     Other                                                            300
                                                     -------      -------
                                                      14,526       15,767
     Less current maturities                          (1,364)      (2,835)
                                                     -------      -------
                                                     $13,162      $12,932
                                                     =======      =======


     The U.S. Revolving Credit Line is a revolving credit facility with a U.S. business credit corporation which provides up to $10 million. The credit facility expires March 15, 2000. Interest is paid monthly at the lender's base rate plus 2%, (11% at March 31, 1995). Availability under the facility is based upon the billed and unbilled accounts receivable of its U.S. operations. At March 31, 1995, the availability under the revolving credit facility was $28.

     The U.S. Mortgage is a mortgage on the Corporation's Dayton, Ohio real property provided by five U.S. banks. The mortgage termination date is March 31, 1998. Interest is paid monthly at the bank's base rate plus 2% (11% at March 31, 1995). Annual payments under the mortgage are as follows: 1996 - $333, 1997 - $183 and 1998 - $1,834.


     Substantially all U.S. assets (except shares of foreign subsidiaries and all related assets) are pledged as collateral for the revolving credit line and mortgage.


     The U.S. Term Loan was repald in total on March 16, 1995, by proceeds from the U.S. Revolving Credit Line and the U.S. Mortgage.


     The U.K. Term Loan-Line of credit, interest at the bank's base rate plus 1-1/2% (8-3/4% at March 31, 1995), is classified as long-term debt at March 31, 1995 because of the Corporation's ability and intent to convert the loan to a ten year term loan in fiscal 1996. Under the terms of this ageement, quarterly principal payments of $162, plus interest are expected to begin in Augnst 1995. Substantially all U.K. assets (except shares of the U.K. subsidiaries and all related assets) are expected to be pledged as collateral on this loan. In addition, at March 31, 1995, the Corporation had $1,106 of U.K. operating line of credit borrowings with $515 still available.


     Annual payments of long-term debt incInding capital leases, for the next five years are as follows: 1996 - $1,364; 1997 - $1,107; 1998 - $2,639;
     1999 - $648 and 2000 - $5,527.


E.   SHAREHOLDERS' EQUITY


     The Corporation paid a 10% stock dividend on December 23, 1994 to shareholders of record on November 28, 1994. This transaction has been reflected in the financial statements retroactively for all periods presented. As a result, Common Shares increased by 454,066 shares and $227, additional paid-in capital increased by $1,873 and retained earnings decreased by $2,103 (including $3 for cash paid in lieu of fractional shares). A 5% stock dividend was also declared and paid at the end of fiscal 1994 and 1993. Such dividends were also reflected retroactively in the financial statements of fiscal 1994 and 1993.


     The Corporation also issued warrants to shareholders of record on December 23, 1994. For each five common shares held, the Corporation distributed one warrrant which may be used to purchase one common share. The warrants entitle the holders to purchase in the aggregate 999,487 common shares.
     The purchase price is $5.625 per share through January 31, 1996; $7.125 per share from February 1, 1996 through January 31, 1997; and $8.625 per share from February 1, 1997 through January 31, 1998. The Corporation may reduce the purchase price at any time. Prior to January 31, 1996, the Corporation has the right to accelerate the expiration date of the warrants on 30 days written notice if the closing price of the common shares on any three consecutive trading days is at least $7.625.


     The Corporation has three stock option plans permitting the grant of options to purchase common shares to officers and key employees, namely, the 1981 Incentive Stock Option Plan, the 1985 Incentive Stock Option Plan, and the 1985 Incentive Stock Option Scheme for U.K. employees. The U.K. Scheme has been administered as a part of the 1985 Incentive Stock Option Plan. The authority to grant options under the 1981 Plan has expired; however, 82,875 options granted thereunder are still outstanding. Under the 1985 Plan and Scheme, which will expire on October 25 and August 21, 1995, respectively, the grant of options to purchase up to 303,187 Common Shares is authorized and 60,640 options are outstanding. Option grants are made at the fair market value on the date of grant and expire five to six years later. At March 31, 1995, there were 143,515 options outstanding with an exercise price of $2.16 to $3.14, of which 80,850 were exercisable at $2.16 to $3.14 per share. Options granted under the Plans and Scheme will expire through February 1999.

F.  OTHER INCOME - NET
                                                              Year Ended March 31
                                                        -----------------------------------
                                                           1995        1994        1993
    Gain on sale of assets                               $  360      $  654      $
    Foreign currency transaction gain                                   309         661
    U.K. tax rebates related to intercompany dividends      110         307         484
    Other                                                    15          83         152
                                                         ------      ------      ------

                                                         $  485      $1,353      $1,297
                                                         ======      ======      ======


G.  INCOME TAXES

     The provisions for income taxes include the following:

                                                              Year Ended March 31
                                                        ----------------------------------
                                                           1995        1994        1993


     Domestic:
      Long-term deferred                                 $  324      $           $
      Benefit of current net operating loss carryforward                 (7)       (295)
                                                         ------      ------      ------

     Total domestic tax provision                           324          (7)       (295)
                                                         ------      ------      ------


     Foreign:
      Current                                               683         931       1,318
      Long-term deferred                                   (105)         66         310
                                                         ------      ------      ------

      Total foreign tax provision                           578         997       1,628
                                                         ------      ------      ------

                                                         $  902      $  990      $1,333
                                                         ======      ======      ======

Deferred tax assets recorded in the balance sheets include the following tax effects:
                                                            March 31
                                                        1995        1994
 Domestic:
  Contract accounting                                 $  370      $  861
  Net operating loss carryforwards                     4,259       4,502
  Provision for loss on discontinued operations          700         875
  Other                                                  (99)         34
                                                      ------      ------

                                                       5,230       6,272
 Less valuation allowance                             (3,921)     (4,639)
                                                      ------      ------

 Total domestic deferred tax assets                    1,309       1,633

 Foreign:
  Capital loss carryforward                            7,149       6,500
  Tax prepayments not currently utilized               2,313       2,144
  Depreciation expense                                  (662)       (683)
  Other                                                  118          84
                                                      ------      ------

                                                       8,918       8,045
 Less valuation allowance                             (7,149)     (6,500)
                                                      ------      ------

 Total foreign deferred tax assets                     1,769       1,545
                                                      ------      ------

                                                      $3,078      $3,178
                                                      ======      ======


At March 31, 1995, the Corporation has accumulated domestic net operating loss carryforwards (expiring in 2005 through 2009) of approximately $12,500 available to offset future domestic taxable income.


The differences between income taxes at the federal statutory rate and the effective tax rate are as follows:
                                                     Year Ended March 31
                                               --------------------------------
                                                  1995       1994       1993

 Income taxes at federal statutory rate           34.0%      34.0%      34.0%
 Non-taxable gain on sale of a U.K. building                 (3.8)
 Currency (gain)                                             (2.6)      (2.6)
 Foreign tax rate differential                    (0.7)      (1.0)      (1.2)
 Other                                            (2.3)      (1.0)       3.6
                                                ------     ------     ------

 Effective Tax Rate                               31.0%      25.6%      33.8%
                                                ======     ======     ======


Earnimgs from continuing operations before income taxes includes $1,962, $3,882, and $4,809 in 1995, 1994 and 1993, respectively, of foreign earnings.


Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $15,900 at March 31, 1995. Determination of the amount of the unrecognized deferred tax liability for these undistributed earnings is not practicable.

H.    RETIREMENT PLANS


      The Corporation has defined benefit retirement plans covering substantially all of its employees. The domestic plan is non-contributory and the foreign plans are contributory. Benefits are principally based upon years of service and level of earnings. For the domestic plan, the Corporation funds at a rate that meets or exceeds the minimum amounts required by ERISA. The Corporation contributions to the foreign plans are funded monthly based on actuarial determined contribution rates. The employee contributions to the foreign plans are voluntary.

      The components of net pension expense for all plans are as follows:
                                                              Year Ended March 31
                                          --------------------------------------------------------------
                                                 1995                  1994                  1993
                                          -----------------      -----------------    ------------------
                                          Domestic  Foreign      Domestic  Foreign    Domestic  Foreign

        Service cost                      $  492    $  383       $  444    $  342     $  419     $  255
        Interest cost                        429       563          450       473        442        467
        Actual (return) loss on assets      (438)     (566)          38      (458)      (570)      (403)
        Net amortization and deferral         33       134         (475)       69        143        123
                                          ------    ------       ------    ------     ------     ------

        Pension expense                   $  516    $  514       $  457    $  426     $  434     $  442
                                          ======    ======       ======    ======     ======     ======

   Summary information for the funded plans is as follows:
                                                                            March 31
                                                              -------------------------------------------
                                                                    1995                     1994
                                                              ------------------       ------------------
                                                              Domestic   Foreign       Domestic   Foreign
   Vested benefit obligation                                  $3,603     $5,779        $3,976     $4,488
                                                              ======     ======        ======     ======

   Accumulated benefit obligation                             $4,171     $5,779        $4,482     $4,488
                                                              ======     ======        ======     ======

   Projected benefit obligation                               $5,483     $7,680        $5,914     $5,982
   Fair value of plan assets                                   4,786      6,852         5,239      5,814
                                                              ------     ------        ------     ------

   Plan assets less than projected benefit obligation           (697)      (828)         (675)      (168)

   Reconciliation of financial status of plans to amounts recorded in the balance sheets:

   Unamortized assets in excess of plan
    liabilities (overfunding) to be recognized
    as a reduction of future years' pension expense             (305)      (843)         (440)       (837)

   Unrecogized net loss (gain) from experience
    different than plan assumptions                              592      2,452           529       1,672

   Unamortized prior service cost from change in
    benefit formula                                              455      1,404           550       1,375
                                                              ------     ------        ------      ------

   Pension asset (liability) included in the balance
    sheets                                                    $   45     $2,185        $  (36)     $2,042
                                                              ======     ======        ======      ======

For the domestic plan, the weighted average discount rate used was 7.5% in 1995 and 1994. Where appropriate, the projected rate of compensation increases was 4.5% in 1995 and 5.5% in 1994. The expected rate of return on plan assets was 8% in 1995 and 1994.


Domestic plan assets are primarily invested in listed stocks and bonds and U.S. government obligations. Approximately 12% of the fair value of the assets at March 31, 1995 is comprised of Common Shares of the Corporation.


For the foreign plans, the weighted average discount rate used was 9% in 1995 and 1994. The projected rate of compensation increases was 7% in 1995 and 1994. The expected rate of return on plan assets was 9% in 1995 and 1994. Foreign plan assets are invested in managed fund units in the United Kingdom.


Under an unfunded pension plan, the projected benefit obligation (which approximated the accumulated benefit obligation) was $546 and $481 at March 31, 1995 and 1994, respectively. Unfunded accrued pension cost for this plan was $354 and $276 at March 31, 1995 and 1994, respectively.


The Corporation has a defined contribution 401(k) savings plan covering substantially all domestic employees. The Corporation's policy is to contribute a specified percentage of the employees' contribution as determined periodically by the Corporation. Plan expense was $170 in 1995, $135 in 1994 and $145 in 1993.

I.   LEASES AND CONTINGENCIES

     The Corporation leases various land, buildings and equipment (principally for the U.K. companies) under capital and operating lease obligations with non-cancelable terms ranging from 2 to 30 years. Minimum lease commitments as of March 31, 1995 are:

                                                        CAPITAL   OPERATING
                                                        LEASES      LEASES
     1996                                               $417       $ 1,005
     1997                                                300           862
     1998                                                172           848
     1999                                                              753
     2000                                                              607
     Later Years                                                     7,343
                                                        ----       -------

     Total minimum lease payments                        889       $11,418
                                                                   =======

     Amount representing interest                        (76)
                                                        ----

     Present value of minimum lease payments             813
     Less current maturities of capital leases           382

     Long-term portion of capital leases                $431
                                                        ====


     At March 31, 1995 and 1994, equipment under capital leases of $1,746 and $1,874 (less accumulated depreciation of $795 and $802), respectively, is included in property, plant and equipment. Rent expense under operating leases was $922, $928 and $1,071 for the years ended March 31, 1995, 1994 and 1993, respectively.


     The overhead rates for cost reimbursement and time and material contracts are subject to possible renegotiation. Management does not believe any renegotiations will have a material effect on the consolidated financial statements.


     In May 1991, the United States Customs Department commenced an investigation of a subcontract between the Corporation's Technology Systems Division and Tripod-Laing Joint Venture of the United Kingdom. The contract relates to aeromedical equipment which was ultimately to be shipped to Iraq. Performance under the contract was suspended when relationships between the United States and Iraq changed, and no equipment was delivered to Iraq under the contract. The criminal investigation appeared to be dormant from 1991 until May 1994 when a Customs Agent commenced interviewing certain present and former employees of the Corporation. Since May 1994, the Corporation is not aware of any additional activity in this investigation. The Corporation has cooperated in the investigation.


     The Corporation is a party to other claims and litigation incidental to its business. It is not possible to determine the ultimate liability, if any, in these matters. Based upon an evaluation of information currently available and consultation with legal counsel, management is of the opinion that such litigation is not likely to have a material effect on the financial position or results of operations of the Corporation.

J.   DISCONTINUED OPERATIONS



     In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment. In fiscal 1989 and 1990, provisions for losses on discontinued operations were recorded. Subsequently, the Corporation disposed of substantially all of the net assets of the Segment; however, remaining obligations related to this Segment includes a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and product liability claims related to products sold prior to the sale of the domestic Industrial Segment.


     In October 1993, the Corporation's major tenant of the leased facility in Knoxville filed for bankruptcy. The potential loss of future rental income from this property caused the Corporation to determine that an additional provision for loss related to discontinued operations was required. Accordingly, an after-tax charge of $1,452 (net of a tax benefit of $748) was recorded in the quarter ended September 30, 1993. The Corporation does not anticipate any further additions to this reserve.


     In the year ended March 31, 1993, the provision for losses on disposal increased by $1,510 as a result of a favorable tax settlement. Charges to the provision for the settlement of liabilities were $954 resulting in a remaining balance of $1,608 at March 31, 1993. In the year ended March 31, 1994, the provision for losses on disposal increased by the $2,200 charge previously discussed. Charges to the provision for the settlement of liabilities was $1,236 resulting in a remaining balance of $2,572 at March 31, 1994. During the year ended March 31, 1995, the provision for losses on disposal increased by $700 as a result of the favorable settlement with the bankruptcy court related to the major tenant who filed bankruptcy in 1994. Charges to the provision for the settlement of liabilities was $1,212 leaving a balance of $2,060 at March 31, 1995.


     The Corporation is directly or contingently liable for lease and other minimum commitments related to property formerly used by its discontinued operations. Net of minimum sublease rentals to be received, these commitments are as follows: 1996-$430; 1997-$497; 1998-$534 and 1999-$274.


K.   INDUSTRY SEGMENTS


     The Corporation's operations consist of three segments.


        -  Leisure Marine equipment distribution in the U.K.

        -  Housewares manufacturing and distribution in the U.K.

        -  Life Sciences and Engineering in the U.S.


     The Life Sciences and Engineering segment is engaged in basic and applied biotechnological research and supplies engineering technical services pursuant to contracts primarily with agencies of the United States Government.

Information concerning the Corporation's operations in different industry segments is presented in the following table:
                                                        Year Ended March 31
                                                  -----------------------------
                                                    1995       1994       1993
REVENUES FROM UNAFFILIATED CUSTOMERS (1):
 Leisure Marine                                  $20,923    $19,835    $18,902
 Housewares                                       26,891     25,882     28,120
 Life Sciences and Engineering  (2)               43,952     44,471     50,133
                                                 -------    -------    -------
                                                 $91,766    $90,188    $97,155
                                                 =======    =======    =======
OPERATING PROFIT:
 Leisure Marine                                  $ 1,021    $ 1,225    $ 1,406
 Housewares                                          599      1,310      2,100
 Life Sciences and Engineering                     3,894      2,949      2,153
                                                 -------    -------    -------
                                                   5,514      5,484      5,659

 0ther income - net                                  485      1,353      1,297
 Interest expense                                 (1,308)    (1,135)    (1,205)
 Corporate expense                                (1,777)    (1,842)    (1,810)
                                                 -------    -------    -------
 Earnings before income taxes                    $ 2,914    $ 3,860    $ 3,941
                                                 =======    =======    =======

IDENTIFIABLE ASSETS:
 Leisure Marine                                  $15,904    $15,433    $13,747
 Housewares                                       11,583     10,415     11,347
 Life Sciences and Engineering                    10,331     10,370     13,105
 Other                                             6,351      7,007      7,835
                                                 -------    -------    -------
                                                 $44,169    $43,225    $46,034
                                                 =======    =======    =======

DEPRECIATION:
 Leisure Marine                                  $   363    $   276    $   301
 Houseware                                           507        466        407
 Life Sciences and Engineering                       163        171        195
 Other                                                27         28         26
                                                 -------    -------    -------
                                                 $ 1,060    $   941    $   929
                                                 =======    =======    =======

CAPITAL ADDITIONS:
 Leisure Marine                                  $    87    $   660    $   103
 Housewares                                          341        502      1,874
 Life Sciences and Engineering                        83        161         99
 Other                                                53          9         26
                                                 -------    -------    -------
                                                 $   564    $ 1,332    $ 2,102
                                                 =======    =======    =======

       (1) Revenues for tangible products were $57,747, $60,225 and $67,624, and revenues from services were $34,019, $29,963 and $29,531 for the years ended March 31, 1995, 1994 and 1993, respectively. Related cost of goods sold for tangible products was $49,315, $51,531 and $57,103, and related cost for services was $29,897, $26,688 and $27,435, respectively.

       (2) Includes revenues from the U.S. Government of $43,637 in 1995, $42,406 in
           1994 and $48,173 in 1993.

L.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                              FISCAL
                                              YEAR
                                             ENDED          FOURTH        THIRD        SECOND         FIRST
                                            MARCH 31        QUARTER      QUARTER       QUARTER       QUARTER
      REVENUES                                1995         $  24,027    $  22,698    $  23,217     $  21,824
                                              1994            22,537       21,669       22,244        23,738

      GROSS PROFIT                            1995             2,780        3,013        3,370         3,389
                                              1994             3,015        2,436        3,248         3,270

      EARNINGS FROM CONTINUING                1995               252          405          604           751
       OPERATIONS                             1994               801          521          505         1,043


      NET EARNINGS (LOSS)                     1995               252          405          604           751
                                              1994               801          521         (947)        1,043

      EARNINGS PER SHARE FROM                 1995              0.05         0.08         0.12          0.15
       CONTINUING OPERATIONS (1)              1994              0.16         0.10         0.10          0.21

      NET EARNINGS (LOSS)                     1995              0.05         0.08         0.12          0.15
       PER SHARE(1)                           1994              0.16         0.10        (0.19)         0.21

      AVERAGE COMMON AND
       COMMON EQUIVALENT SHARES               1995         5,053,210    5,058,017    5,043,539     5,031,926
       OUTSTANDING (1)                        1994         5,054,604    5,092,916    5,110,935     5,053,336

        (1) All share and per share data has been retroactively adjusted to reflect the 10% stock dividend paid in December 1994, and the 5% stock dividend paid in January 1994.




                                  * * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
- ---------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
- ------------------------

            None


                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------     --------------------------------------------------

            The information required by this Item 10 is incorporated herein by reference from the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1995, except for certain information concerning the executive officers of the Corporation which is set forth in Part I of this Report.


ITEM 11.    EXECUTIVE COMPENSATION
- -------     ----------------------

            The information required by this Item 11 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1995 and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------     --------------------------------------------------------------

            The information required by this Item 12 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1995 and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------     ----------------------------------------------

            The information required by this Item 13 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1995 and is incorporated herein by this reference.



                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------     ---------------------------------------------------------------

            (a)  (1)   FINANCIAL STATEMENTS

            The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference as part of this Report at
Item 8 hereof.

            Independent Auditors' Report.

            Consolidated Balance Sheets - March 31, 1995 and 1994.

            Consolidated Statements of Earnings - for the fiscal years ended March 31, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity - for the fiscal years ended March 31, 1995, 1994 and 1993.


         Consolidated Statements of Cash Flows - for the fiscal years ended March 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements - for the fiscal years ended March 31, 1995, 1994 and 1993.


         (a)  (2)   FINANCIAL STATEMENT SCHEDULES

         Independent Auditors'
         Report -           At page 33 of this Report.

         Schedule I -       Condensed financial information of
                            registrant (at pages 34-36 of this
                            Report)

         Schedule II -      Valuation and qualifying
                            accounts (at p. 37 of this Report)


         The information required to be submitted in Schedules III, IV and V for KRUG International Corp. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

         (b)   REPORTS ON FORM 8-K

               During the quarter ended March 31, 1995 the Corporation filed one Report on Form 8-K, dated
               March 17, 1995 reporting Item 5 - Other Events.


         (c)   EXHIBITS.  See INDEX TO EXHIBITS

                                  SIGNATURES
                                  ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of June, 1995.


                                KRUG INTERNATIONAL CORP.


                                By: /s/ Maurice F. Krug
                                    ----------------------------
                                        Maurice F. Krug
                                    Chairman, President and
                                    Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:

- --------------------------------------------------------------------------------

     Name                      Title                        Date

- --------------------------------------------------------------------------------



 /s/ Maurice F. Krug    Chairman, President             June 26, 1995
- ----------------------  & Chief Executive Officer
Maurice F. Krug



/s/ Thomas W. Kemp      Vice President-                 June 26, 1995
- ----------------------  Finance/Treasurer
Thomas W. Kemp          (Principal Financial
                        and Accounting
                        Officer)



/s/ James J. Mulligan   Director                        June 26, 1995
- ----------------------
James J. Mulligan

- --------------------------------------------------------------------------------

*  Marvin E. Bruce              Director                June 26, 1995

*  Rex M. Fleet                 Director                June 26, 1995

*  W. Edward Greenhalgh         Director                June 26, 1995

*  T. Wayne Holt                Director                June 26, 1995

*  Earl T. O'Loughlin           Director                June 26, 1995


    *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the fiscal year ended March 31, 1995 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.


                                            /s/ James J. Mulligan
                                        -------------------------------
                                                James J. Mulligan
                                             Their Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

Board of Directors
KRUG International Corp:

We have audited the consolidated financial statements of KRUG International Corp. and subsidiaries as of March 31, 1995 and 1994 and for each of the three years in the period ended March 31, 1995 and have issued our report thereon dated May 19, 1995, which report includes an explanatory paragraph as to an investigation by the United States Customs Department; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of KRUG International Corp. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 19, 1995


                                             KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                                             -----------------------------------------
                                           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                           --------------------------------------------
                                              OF REGISTRANT, KRUG INTERNATIONAL CORP.
                                              ---------------------------------------

                                                          BALANCE SHEETS
                                                          --------------
                                                      (AMOUNTS IN THOUSANDS)
                                                              ASSETS
                                                          ---------------
                                                             MARCH 31,                         MARCH 31,
                                                               1995                              1994
                                                          ---------------                   ---------------
  CURRENT ASSETS                                         $            780                  $          1,970
  PROPERTY, PLANT & EQUIP. - NET                                      836                             1,035
  RECEIVABLE FROM SUBSIDIARIES                                      4,087                               821
  INVESTMENT IN SUBSIDIARIES
    ON THE EQUITY METHOD                                           27,255                            27,266
  OTHER ASSETS                                                      1,642                             1,693
                                                          ---------------                   ---------------
                                                         $         34,600                  $         32,785
                                                          ===============                   ===============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------------------------------

  CURRENT LIABILITIES                                    $          1,726                  $          4,921
  PAYABLE TO SUBSIDIARIES                                          10,977                             8,082
  SUBSIDIARY LIABILITY GUARANTEED
    BY REGISTRANT                                                     934                               171
  LONG-TERM DEBT                                                    6,895                             8,995
                                                          ---------------                   ---------------
          TOTAL LIABILITIES                                        20,532                            22,169
                                                          ---------------                   ---------------

  SHAREHOLDERS' EQUITY:
    COMMON SHARES                                                   2,506                            2,500
    ADDITIONAL PAID-IN CAPITAL                                      4,090                            4,065
    RETAINED EARNINGS                                               6,699                            4,690
    FOREIGN CURRENCY
      TRANSLATION ADJUSTMENT                                          773                             (639)
                                                          ---------------                  ---------------
    TOTAL SHAREHOLDERS' EQUITY                                     14,068                           10,616
                                                          ---------------                  ---------------

                                                         $         34,600                 $         32,785
                                                          ===============                  ===============

                                             KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                                             -----------------------------------------
                                           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                           --------------------------------------------
                                              OF REGISTRANT, KRUG INTERNATIONAL CORP.
                                              ---------------------------------------
                                           STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                           --------------------------------------------
                                                      (AMOUNTS IN THOUSANDS)


                                                                               FISCAL YEAR ENDED MARCH 31,
                                                             1995                         1994                        1993
                                                         ------------                 ------------                ------------
  REVENUES:
    NET SALES                                           $         187                $       1,985               $       3,080
    DIVIDEND INCOME FROM KRUG
      INTERNATIONAL (UK) LTD.                                   1,595                        4,462                       4,470
    DIVIDEND INCOME FROM KRUG
      LIFE SCIENCES INC.                                        4,614
                                                         ------------                 ------------                ------------
        TOTAL REVENUES                                          6,396                        6,447                       7,550

  COSTS AND EXPENSES:
    COSTS OF GOODS SOLD                                          (201)                       2,501                       3,704
    SELLING AND ADMINISTRATIVE                                  1,697                        1,712                       1,766
    INTEREST EXPENSE                                            1,284                        1,272                       1,791
    OTHER (INCOME), NET                                          (448)                        (434)                       (919)
                                                         ------------                 ------------                ------------

  EARNINGS BEFORE INCOME TAXES AND
    EQUITY IN UNDISTRIBUTED NET
    EARNINGS (LOSS) OF SUBSIDIARIES                             4,064                        1,396                       1,208

  INCOME TAXES - PROVIDED ON
    SEPARATE RETURN BASIS                                       1,315                          475                         411
                                                         ------------                 ------------                ------------
  EARNINGS BEFORE EQUITY IN
    UNDISTRIBUTED NET EARNINGS (LOSS)
    OF SUBSIDIARIES                                             2,749                          921                         797

  EQUITY IN UNDISTRIBUTED NET
    EARNINGS (LOSS) OF SUBSIDIARIES                              (737)                         497                       1,811
                                                         ------------                 ------------                ------------
  NET EARNINGS                                                  2,012                        1,418                       2,608

  RETAINED EARNINGS, BEGINNING
    OF YEAR                                                     4,690                        3,274                         668

  CASH PAID IN LIEU OF
  FRACTIONAL SHARES                                                (3)                          (2)                         (2)
                                                         ------------                 ------------                ------------
  RETAINED EARNINGS, END
    OF YEAR                                             $       6,699                $       4,690               $       3,274
                                                         ============                 ============                ============


                                             KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                                             -----------------------------------------
                                           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                           --------------------------------------------
                                              OF REGISTRANT, KRUG INTERNATIONAL CORP.
                                              ---------------------------------------
                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                                                      (AMOUNTS IN THOUSANDS)


                                                                                       FISCAL YEAR ENDED MARCH 31,
                                                                      1995                        1994                     1993
                                                                  ------------                ------------             ------------
  CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
        NET EARNINGS                                             $       2,012               $       1,418            $       2,608
        ADJUSTMENTS TO RECONCILE
          EARNINGS TO CASH PROVIDED
          BY (USED IN) OPERATING
          ACTIVIITES:
              ACCOUNTS RECEIVABLE                                          424                         130                      990
              OTHER                                                        (31)                     (1,355)                    (890)
                                                                  ------------                ------------             ------------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                                 2,405                         193                    2,708
                                                                  ------------                ------------             ------------
  CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES:
      INCREASE (DECREASE) IN NET
        PAYABLE TO SUBSIDIARIES                                           (371)                        304                   (1,987)
      BANK BORROWING - NET                                              (1,000)                        100                      300
      ADDITIONS TO LONG-TERM DEBT                                        4,879
      PAYMENTS ON LONG-TERM DEBT                                        (8,746)                     (1,665)                    (598)
                                                                  ------------                ------------             ------------

  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                                (5,238)                     (1,261)                  (2,285)
                                                                  ------------                ------------             ------------

  CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:
      ADDITIONS TO PROPERTY, PLANT
        AND EQUIPMENT                                                                                  (14)                     (16)
      PROCEEDS FROM SALE OF ASSETS                                         422                          39                        5
      CASH DIVIDENDS RECEIVED FROM
        SUBSIDIARIES                                                     1,595                         967
                                                                  ------------                ------------             ------------

  NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                                           2,017                         992                      (11)
                                                                  ------------                ------------             ------------

  NET INCREASE (DECREASE) IN CASH                                         (816)                        (76)                     412

  CASH AT BEGINNING OF YEAR                                              1,161                       1,237                      825
                                                                  ------------                ------------             ------------

  CASH AT END OF YEAR                                            $         345               $       1,161            $       1,237
                                                                  ============                ============             ============

                    KRUG INTERNATIONAL CORP.  AND SUBSIDIARIES
                    ------------------------------------------
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -------------------------------------------------
                              (AMOUNTS IN THOUSANDS)
                              ----------------------

  COLUMN A       COLUMN B            COLUMN C            COLUMN D     COLUMN E
  --------       --------    -------------------------   --------     --------
                                    ADDITIONS
                             -------------------------

                                            CURRENCY
  ALLOWANCE FOR  BALANCE AT   CHARGED TO  TRANSLATION     DEDUCTIONS   BALANCE
   DOUBTFUL      BEGINNING    COSTS AND    /FOREIGN         FROM       AT END
   ACCOUNTS       OF YEAR      EXPENSES   ACQUISITION      RESERVES    OF YEAR
  -------------  ----------   ----------  -----------     ----------   -------
  YEAR ENDED
  MARCH 31,1995  $  634       $  (7)        $ 54          $   86        $ 595
                 ==========   ========    =========      ==========   ========

  YEAR ENDED
  MARCH 31,1994  $  597       $ 155        ($ 19)         $   99        $ 634
                 ==========   ========    =========      ==========   ========

  YEAR ENDED
  MARCH 31,1993  $  760       $ 115        ($ 82)         $  196        $ 597
                 ==========   ========    =========      ==========   ========



  DEFERRED INCOME                               CURRENCY
   TAX ASSET     BALANCE AT         ADDITIONS   TRANSLATION    DEDUCTIONS   BALANCE
   VALUATION     BEGINNING              TO       /FOREIGN        FROM       AT END
   ALLOWANCE      OF YEAR            RESERVES   ACQUISITION    RESERVES     OF YEAR
  -------------  ----------          --------   -----------    ----------   -------
  YEAR ENDED
  MARCH 31,1995  $11,139             $    0      $  649        $  718       $11,070
                 ==========          ========    ========     ==========   =========

  YEAR ENDED
  MARCH 31,1994  $11,527             $    0      $ (200)       $  188       $11,139
                 ==========          ========    ========     ==========   =========

  YEAR ENDED
  MARCH 31,1993  $13,100             $    0      $ (956)       $  617       $11,527
                 ==========          ========    ========     ==========   =========

                               INDEX TO EXHIBITS
                               -----------------
                                                              Located at
                                                             Numbered Page
                                                             -------------

(3)       ARTICLES OF INCORPORATION AND BY-LAWS:

          3.1         Articles of Incorporation of
                      KRUG International Corp., as amended,
                      was filed as Exhibit 3.1 to the
                      Corporation's Report on Form 10-K
                      for the year ended March 31, 1992......     *

          3.2         Code of Regulations of KRUG
                      International Corp., as amended,
                      was filed as Exhibit 3.2 to the
                      Corporation's Report on Form 10-K
                      for the year ended March 31, 1991......     *


(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
          HOLDERS, INCLUDING INDENTURES:


          4.1         Amended Founder's Agreement between the
                      Corporation and Maurice F. Krug dated
                      February 14, 1994 was filed as Exhibit
                      4.1 to the Corporation's Report on
                      Form 10-K for the year ended March
                      31, 1994...............................     *

          4.2         Amended Founder's Trust Agreement dated
                      March 17, 1994 between the Corporation
                      and Society National Bank, as Trustee
                      was filed as Exhibit 4.2 to the
                      Corporation's Report on Form 10-K for
                      the year ended March 31, 1994..........     *

          4.3 Credit Agreement among KRUG International Corp., Technology/Scientific Services,
                      Inc., KRUG Life Sciences Inc. and
                      Society Bank, N.A., The Central Trust
                      Company, N.A., Comerica Bank,
                      CoreStates Bank, N.A. and Security
                      Pacific National Bank dated November
                      14, 1991 was filed as Exhibit 4.1 to the
                      Corporation's Report on Form 8-K dated
                      November 25, 1991, as well as the follow-
                      ing related documents: (i) Amendment No. 1
                      to the Credit Agreement, dated November 22,
                      1991; (ii) Form of Term Note, dated November
                      14, 1991; (iii) Form of Revolving Credit Note, dated November 14, 1991; (iv) Form of
                      Security Agreement, dated November 14, 1991;
                      (v) Amendment No. 1 to Security Agreement;
                      (vi) Open-End Mortgage, dated November 14,
                      1991 and Amendment No. 1 to Open-End
                      Mortgage, dated November 22, 1991..........   *


          4.4         Amendment No. 2 to the Credit Agreement
                      (listed at 4.3 immediately above)
                      dated July 31, 1992 was filed as Exhibit 4.4
                      to the Corporation's Report on Form 10-K for
                      the year ended March 31, 1993..............   *


          4.5         Amendment to the Credit Agreement
                      (listed at 4.3 above) dated May 25, 1993
                      was filed as Exhibit 4.5 to the Corporation's Report on Form 10-K for the year ended March
                      31, 1993....................................  *

          4.6         Amendment No. 2 to the Credit Agreement
                      (listed at 4.3 above) dated June 10, 1994
                      was filed as Exhibit 4.6 to the Corporation's
                      Report on Form 8-K dated June 17, 1994......  *

          4.7         Amendment No. 4 to the Credit Agreement
                      (listed as 4.3 above) dated March 16,
                      1995 is filed as an Exhibit to this report..  42

          4.8 Loan and Security Agreement dated March 16, l995 among KRUG International Corp., KRUG Life Sciences Inc., Technology/Scientific Services, Inc. and Transamerica Business Credit Corporation was filed as Exhibit A on Form
                      8-K dated March 17, 1995....................  *

(10)      MATERIAL CONTRACTS:

          10.1        1981 Incentive Stock Option Plan, as
                      amended was filed as Exhibit 10.1 to the
                      Corporation's Report on Form 10-K for the
                      year ended March 31, 1993...................  *

          10.2        1985 Incentive Stock Option Plan, as
                      amended was filed as Exhibit 10.2 to the
                      Corporation's Report on Form 10-K for the
                      year ended March 31, 1993...................  *


(21)      SUBSIDIARIES:

                      The active subsidiaries of KRUG International Corp. are listed below, do business under the name under which they are organized, and are included in the consolidated financial statements of the Corporation. The names, jurisdiction of incorporation of such subsidiaries, and percentage of voting securities owned by the Corporation are set forth below.

                                                                 Percentage of
                               Jurisdiction In                 Voting Securities
Name of Subsidiary            Which Incorporated                     Owned
- ------------------            ------------------               -----------------

Technology/Scientific
  Services, Inc.                     Ohio                            100%

KRUG Life Sciences Inc.              Ohio                            100%

KRUG Properties Inc.                 Ohio                            100%(1)

KRUG Properties Ltd.             Ontario, Canada                     100%(1)

KRUG International
  (U.K.) Ltd.                    United Kingdom                      100%

Beldray Limited                  United Kingdom                      100%(2)

Sowester Limited                 United Kingdom                      100%(2)

_______________

       (1)  Subsidiaries included within discontinued operations.
       (2)  Subsidiaries of KRUG International (U.K.) Ltd.

(23)      CONSENTS OF EXPERTS AND COUNSEL:

          23.1        Consent of Deloitte & Touche LLP dated    *
                      June 26, 1995 with respect to
                      material incorporated by reference
                      into KRUG International Corp. Post-
                      Effective Amendment No. 1 to the
                      Registration Statement on Form S-8
                      (No. 2-81404) relating to the
                      Corporation's 1981 Incentive Stock
                      Option Plan, the Registration
                      Statement on Form S-8 (No. 33-22847)
                      relating to the Corporation's 1985
                      Incentive Stock Option Plan and the
                      Registration Statement on Form S-8
                      (No. 33-67920) relating to the
                      Corporation's Incentive Share Option
                      Scheme 1985 filed as Exhibit 23.1
                      to the Corporation's Report on
                      Form 10-K for the year ended March
                      31, 1994...........................       56

(24)      POWER OF ATTORNEY:

                      Powers of attorney of any person
                      who signed this Report on Form 10-K
                      by authorizing another person to sign
                      on his behalf pursuant to said power
                      of attorney..........................     57

(27)      FINANCIAL DATA SCHEDULE
                      Financial Data Schedule for fiscal year
                      ended March 31, 1995.................     62
____________________

"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.