Form 10-Q
period 1995-06-30
KRUG INTERNATIONAL CORP
filed 1995-08-10
CIK 96793

                                F O R M    10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .......................

Commission File Number 0-2901

                         KRUG INTERNATIONAL CORP.
              ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                    31-0621189
--------------------------------------             -------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


6 North Main Street  Suite 500  Dayton, Ohio              45402-1900
--------------------------------------------             ------------
(Address of principal executive offices)                 (Zip Code)

           (513) 224-9066
--------------------------------------------
(Registrant's telephone number including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes   x   No
    ------  ------

The number of Common Shares, without par value, outstanding as of July 21, 1995 was 5,023,651.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (all dollar amounts in thousands)

                                                                        June 30,                           March 31,
                                                                          1995                               1995
ASSETS                                                                  --------                           ---------
Current Assets:
  Cash                                                                   $   422                            $   363
  Receivables                                                             16,427                             17,205
  Inventories (Note B)                                                     8,030                              9,992
  Prepaid expenses                                                         1,173                                699
                                                                         -------                            -------
       Total Current Assets                                               26,052                             28,259
                                                                         -------                            -------
Property, Plant and Equipment                                             16,331                             16,561
  Less accumulated depreciation                                            6,272                              6,256
                                                                         -------                            -------
                                                                          10,059                             10,305

Pension Asset                                                              2,131                              2,185
Deferred Tax Assets                                                        2,868                              3,078
Other Assets                                                                 321                                342
                                                                         -------                            -------
Total Assets                                                             $41,431                            $44,169
                                                                         =======                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                                        $    35                            $ 1,106
  Accounts payable                                                         6,754                              7,529
  Accrued expenses                                                         5,200                              5,292
  Income taxes                                                               144                                567
  Net current liabilities of discontinued
    operations (Note E)                                                      650                                600
  Current maturities of long-term debt                                     1,195                              1,364
                                                                         -------                            -------
       Total Current Liabilities                                          13,978                             16,458
                                                                         -------                            -------

Long-Term Debt                                                            12,787                             13,162
Net Non-Current Liabilities of Discontinued
  Operations (Note E)                                                        467                                481
                                                                         -------                            -------
Total Liablities                                                          27,232                             30,101
                                                                         -------                            -------
Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding 5,011,523                                       2,506                              2,506
  Additional paid in capital                                               4,090                              4,090
  Retained earnings                                                        7,085                              6,699
  Foreign currency translation adjustment                                    518                                773
                                                                         -------                            -------
       Total Shareholders' Equity                                         14,199                             14,068
                                                                         -------                            -------
Total Liabilities and Shareholders' Equity                               $41,431                            $44,169
                                                                         =======                            =======

          See notes to consolidated financial statements




                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          (all dollar amounts in thousands, except per share amounts)




                                                                              THREE MONTHS ENDED
                                                                                  June 30,
                                                         -------------------------------------------------------------
                                                                    1995                                  1994
                                                         --------------------------         --------------------------
Revenues                                                           $25,025                               $21,824

Costs and Expenses:
  Costs, including product
    development                                                     21,786                                18,435
  Selling and administrative                                         2,357                                 2,233
  Interest expense                                                     297                                   322
  Other (income) expense (Note C)                                       (8)                                 (305)
                                                                 ---------                             ---------
                                                                    24,432                                20,685
                                                                 ---------                             ---------

Earnings Before Income Taxes                                           593                                 1,139

Income Taxes (Note D)                                                  207                                   388
                                                                 ---------                             ---------

Net Earnings                                                       $   386                               $   751
                                                                 =========                             =========


Net Earnings Per Share                                             $  0.08                               $  0.15
                                                                 =========                             =========
Average Common and Common Equivalent
     Shares Outstanding                                          5,038,213                             5,031,926
                                                                 =========                             =========






                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (all dollar amounts in thousands)
                          increase (decrease) in cash

                                                                       THREE MONTHS ENDED
                                                                             June 30,
                                                     ------------------------------------------------------
                                                                   1995                         1994
                                                     ------------------------     -------------------------
     Net Cash Provided by
          Operating Activities                                     $1,701                      $  767
                                                                   ------                      ------

     Cash Flows From Investing Activities:
              Expenditures for property, plant
                and equipment                                         (74)                       (151)
              Proceeds from sale of assets                              3                         420
                                                                   ------                      ------
     Net Cash Provided by
          Investing Activities                                        (71)                        269
                                                                   ------                      ------

Cash Flows From Financing Activities:
             Bank borrowings-net                                   (1,055)                        586
             Payments on long-term debt                              (515)                     (2,019)
                                                                   ------                      ------
     Net Cash (Used In) Financing Activities                       (1,570)                     (1,433)
                                                                   ------                      ------


     Effect of Exchange Rate Changes on Cash                            0                           0
                                                                   ------                      ------
     Net Increase (Decrease) In Cash                                   60                        (397)

Cash at Beginning of Period                                           362                       1,186
                                                                   ------                      ------

Cash at End of Period                                              $  422                      $  789
                                                                   ======                      ======

Cash Paid For:

  Income taxes                                                     $  316                      $1,001
                                                                   ======                      ======

  Interest                                                         $  298                      $  323
                                                                   ======                      ======

Non-Cash Investing and Financing Activities-
  Capital leases                                                   $   91                      $   39
                                                                   ======                      ======

          See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JUNE 30, 1994
                       (all dollar amounts in thousands)

Note A -- Basis of Presentation

          The balance sheet at March 31, 1995 is condensed from audited financial statements. The financial statements for the quarter and nine months ended December 31, 1994 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations, have been made.


Note B -- Inventories

                                                     December 31,                        March 31,
                                                        1994                               1995
                                               --------------------------          ------------------------
  Finished goods                                       $5,418                             $7,105
  Work-in-process                                         903                              1,107
  Raw materials and supplies                            1,709                              1,780
                                                       ------                             ------
                                                       $8,030                             $9,992
                                                       ======                             ======

Note C -- Other Income

         Other income for the quarter ended June 30, 1994 includes a $0.3 million gain from the sale of land and miscellaneous equipment.


Note D -- Income Taxes

          The provisions for income taxes are composed of the following:

     Quarter Ended June 30,                              1995                              1994
     ----------------------                     --------------------------       -------------------------
     Domestic                                            $ 16                               $106
     Foreign                                              191                                282
                                                         ----                               ----
                                                         $207                               $388
                                                         ====                               ====

Note E -- Discontinued Operations

          In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment includes a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and product liability claims related to prdoucts sold prior to the sale of the domestic Industrial Segment.

Item 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations
--------------------------------

                 First quarter fiscal 1996 revenues of $25.0 million increased $3.2 million or 15% from the comparable quarter of fiscal 1995. The U.K. Leisure Marine Segment revenue increased by $2.0 million from the same period in fiscal 1995 of which $1.5 million was from increased sales volume and $0.5 million was from the favorable effect of currency translation. The U.K. Housewares segment revenues increased by $0.6 million from the same period in fiscal 1995 of which $0.2 million was from increased sales volume and $0.4 million was from the favorable effect of currency translation. The increase in revenues of the U.K. Leisure Marine Segments is due to increased Chandlery, Sea Doo and parts and accessories sales. In Housewares the revenue increase, while modest, is noteworthy given the highly competitive conditions of the marketplace. The U.S. Life Sciences and Engineering Segment revenue increased by $0.6 million from the first quarter of fiscal 1995 due primarily to the increased level of activity from our NASA work which was only partially offset by decreased material purchases associated with TSSI technical service contracts for the U.S. Air Force.

                 Life Sciences and Engineering order backlog at June 30, 1995 was $80.0 million compared with $89.1 million at March 31, 1995 and $124.6 million at June 30, 1994. During the second quarter of fiscal 1995, the Corporation's Technology/Scientific Services, Inc. (TSSI) subsidiary was awarded a contract for support and maintenance services at Wright-Patterson Air Force Base. The contract consists of a one-year base period with four additional one-year options. The contract value for the first year is estimated at $3.4 million and at $17 million if all the option years are exercised. The contract is a follow-on to one previously held by TSSI. In the Leisure Marine and Housewares Segments, backlog is not meaningful due the nature of the order-flow of these businesses.

                 The Corporation's Krug Life Sciences Inc. subsidiary is currently working on a $136 million five year contract at the National Aeronautics and Space Administration (NASA) Johnson Space Center. This contract ends on February 28, 1996 and represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. The Corporation has held contracts for this type of work or similar work at the Johnson Space Center continuously since 1967. The Corporation intends to aggressively seek the follow-on contract to our existing contract at the Johnson Space Center.

                 The gross profit margin for the quarter ended June 30, 1995 decreased to 12.9% compared to 15.5% for the same quarter of the previous fiscal year. The gross margin of the Leisure Marine Segment was up 0.7% reflecting the strong spring boating season and improved Chandlery and Sea Doo margins. However, the primary reason for the overall gross margin reduction is because the Housewares Segment gross margin decreased to 4% from 13.3% for the same quarter of the previous fiscal year. This margin reduction in Housewares was caused by very competitive market conditions that depressed product prices and by increased material prices for aluminum used in ladders that could not be recovered through higher prices.

                 Selling and administrative expense increased by $0.12 million for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The increase is primarily attributable to the unfavorable effect of currency translation.

                 Interest expense for the first quarter of fiscal 1996 was 8% less than for the first quarter of fiscal 1995 due primarily to a reduction of $1.9 million in total borrowings for this quarter compared to the same quarter in the previous fiscal year.

                 Other income was negligible for the first quarter of fiscal 1996, whereas it was $0.3 million for the same quarter of the previous fiscal year primarily from the sale of land and miscellaneous equipment associated with the Life Sciences and Engineering Segment in the U.S.

                 Net earnings were $0.39 million for the first quarter of fiscal 1996 compared to $0.75 million for the comparable period in fiscal 1995. The decrease in net earnings in the current quarter was a result of no significant other income and a decrease in Housewares earnings, which were only partially offset by the increased earnings of the Leisure Marine Segment. The Housewares Segment was not profitable for the first quarter of fiscal 1996 whereas it was profitable for the same quarter of the previous fiscal year.


Discontinued Operations
-----------------------

                 The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first three months of fiscal 1996 and no changes were deemed appropriate.


Liquidity and Capital Resources
-------------------------------

                 Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan of $4.7 million outstanding at June 30, 1995. Availability under the revolving credit facility is based upon the billed and unbilled accounts receivable of its U.S. operations up to a maximum of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had borrowing capacity of less than $0.3 million available at June 30, 1995. At June 30, 1995 the Corporation had a $2.16 million mortgage outstanding on its Dayton, Ohio real property.
The mortgage loan was provided by its five U.S. banks and matures on March 31, 1998.

                 In the U.K., at June 30, 1995, the Corporation had outstanding $6.4 million line of credit bank borrowings and still had line of credit borrowing availability of $1.6 million. On July 14, 1995, the Corporation's U.K. subsidiaries put in place a $6.4 million 10 year term loan with quarterly principal payments of $.16 million. This term loan is secured by the U.K. subsidiaries real property and their cross-guarantees. In addition, the U.K. subsidiaries continue to maintain a $4.0 million bank line of credit for working capital purposes. With the U.K. bank loan facilities in place as of July 14, 1995, the U.K. subsidiaries had additional borrowing availability in the U.K. of $4.0 million.

                 The Corporation believes it has adequate financing in the U.S. and U.K. to support its operations. There were no significant outstanding capital expenditure commitments as of June 30, 1995.

PART II. - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K

                  (A) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KRUG INTERNATIONAL CORP.


                                                   By:  /s/ Thomas W. Kemp
                                                   -----------------------
                                                       THOMAS W. KEMP
                                                   Vice President - Finance
                                                   (Principal financial
                                                   officer and principal
                                                   accounting officer)


Dated:  August 10, 1995