Form 10-Q
period 1995-09-30
KRUG INTERNATIONAL CORP
filed 1995-11-13
CIK 96793

                                F O R M    10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .....................

Commission File Number 0-2901

                             KRUG INTERNATIONAL CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Ohio                                          31-0621189
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

6 North Main Street  Suite 500  Dayton, Ohio               45402-1900
--------------------------------------------           ------------------
(Address of principal executive offices)                   (Zip Code)

                  (513) 224-9066
---------------------------------------------------
(Registrant's telephone number including area code)





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
   -----   -----

The number of Common Shares, without par value, outstanding as of October 25, 1995 was 5,051,950.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                  KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (all dollar amounts in thousands)

                                                                        September 30,      March 31,
                                                                            1995             1995
                                                                        -------------     -----------
ASSETS
Current Assets:
  Cash                                                                        $ 2,090         $   363
  Receivables                                                                  16,092          17,205
  Inventories (Note B)                                                          7,642           9,992
  Prepaid expenses                                                                992             699
                                                                        -------------     -----------
      Total Current Assets                                                     26,816          28,259
                                                                        -------------     -----------
Property, Plant and Equipment                                                  16,275          16,561
  Less accumulated depreciation                                                 6,434           6,256
                                                                        -------------     -----------
                                                                                9,841          10,305

Pension Asset                                                                   2,174           2,185
Deferred Tax Assets                                                             2,627           3,078
Other Assets                                                                      301             342
                                                                        -------------     -----------
Total Assets                                                                  $41,759         $44,169
                                                                        =============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                                             $               $ 1,106
  Accounts payable                                                              6,903           7,529
  Accrued expenses                                                              5,063           5,292
  Income taxes                                                                    142             567
  Net current liabilities of discontinued
    operations (Note E)                                                           650             600
  Current maturities of long-term debt                                          1,166           1,364
                                                                        -------------     -----------
      Total Current Liabilities                                                13,924          16,458
                                                                        -------------     -----------
Long-Term Debt                                                                 12,891          13,162
Net Non-Current Liablities of Discontinued
  Operations (Note E)                                                             328             481
                                                                        -------------     -----------
Total Liabilities                                                              27,143          30,101
                                                                        -------------     -----------
Shareholders' Equity:
  Common Shares, no par value:
   issued and outstanding, 5,051,950
   at September 30, 1995 and
   5,011,523 at March 31, 1995                                                  2,526           2,506
  Additional paid in capital                                                    4,162           4,090
  Retained earnings                                                             7,504           6,699
  Foreign currency translation adjustment                                         424             773
                                                                        -------------     -----------
      Total Shareholders' Equity                                               14,616          14,068
                                                                        -------------     -----------
Total Liabilities and Shareholders' Equity                                    $41,759         $44,169
                                                                        =============     ===========

                                          See notes to consolidated financial statements



                  KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
         (all dollar amounts in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                          September 30,
                                                     -----------------------
                                                        1995        1994
                                                     ----------   ----------

Revenues                                             $   23,904   $   23,217

Costs and Expenses:
  Costs, including product
    development                                          20,790       19,847
  Selling and administrative                              2,192        2,165
  Interest expense                                          272          300
  Other (income) expense                                      1           (4)
                                                     ----------   ----------
                                                         23,255       22,308
                                                     ----------   ----------
Earnings Before Income Taxes                                649          909

Income Taxes (Note D)                                       230          305
                                                     ----------   ----------
Net Earnings                                         $      419   $      604
                                                     ==========   ==========

Net Earnings Per Share                               $     0.08   $     0.12
                                                     ==========   ==========

Average Common and Common Equivalent
    Shares Outstanding                                5,051,409    5,043,539
                                                     ==========   ==========


                See notes to consolidated financial statements



                  KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
         (all dollar amounts in thousands, except per share amounts)

                                                         SIX MONTHS ENDED
                                                          September 30,
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------

Revenues                                             $   48,929   $   45,041

Costs and Expenses:
  Costs, including product
    development                                          42,576       38,282
  Selling and administrative                              4,549        4,398
  Interest                                                  569          622
  Other (income) expense (Note C)                            (7)        (309)
                                                     ----------   ----------
                                                         47,687       42,993
                                                     ----------   ----------
Earnings Before Income Taxes                              1,242        2,048

Income Taxes (Note D)                                       437          693
                                                     ----------   ----------
Net Earnings                                         $      805   $    1,355
                                                     ==========   ==========

Net Earnings Per Share                               $     0.16   $     0.27
                                                     ==========   ==========

Average Common and Common Equivalent
    Shares Outstanding                                5,044,884    5,037,733
                                                     ==========   ==========


                See notes to consolidated financial statements



                  KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (all dollar amounts in thousands)
                         increase (decrease) in cash

                                                        SIX MONTHS ENDED
                                                          September 30,
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------

  Net Cash Provided by
     Operating Activities                            $    3,348    $   4,236
                                                     ----------   ----------
  Cash Flows From Investing Activities:
        Expenditures for property, plant
          and equipment                                    (130)        (201)
        Proceeds from sale of assets                                     422
                                                     ----------   ----------
  Net Cash Provided by (Used in)
     Investing Activites                                   (130)         221
                                                     ----------   ----------
  Cash Flows From Financing Activities:
        Bank borrowings-net                              (1,082)         790
        Payments on long-term debt                         (495)      (2,685)
        Sale of Common Shares                                92
                                                     ----------   ----------
  Net Cash (Used In) Financing Activities                (1,485)      (1,895)
                                                     ----------   ----------
  Effect of Exchange Rate Changes on Cash                    (6)           0
                                                     ----------   ----------
Net Increase In Cash                                      1,727        2,562

Cash at Beginning of Period                                 363        1,186
                                                     ----------   ----------
Cash at End of Period                                $    2,090   $    3,748
                                                     ==========   ==========

Cash Paid For:

  Income taxes                                       $      314   $    1,016
                                                     ==========   ==========

  Interest                                           $      586   $      664
                                                     ==========   ==========

Non-Cash Investing and Financing Activities-
  Capital Leases                                     $      197   $       86
                                                     ==========   ==========

                See notes to consolidated financial statements


                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1995
                       (all dollar amounts in thousands)

Note A -- Basis of Presentation

         The balance sheet at March 31, 1995 is condensed from audited financial statements. The financial statements for the quarter and six months ended September 30, 1995 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations, have been made.


Note B -- Inventories

                                                                    September 30,   March 31,
                                                                        1995          1995
                                                                     -----------   -----------
          Finished goods                                            $     4,880   $     7,105
          Work-in-process                                                   830         1,107
          Raw materials and supplies                                      1,932         1,780
                                                                     -----------   -----------
                                                                    $     7,642   $     9,992
                                                                     ===========   ===========

Note C -- Other Income

         Other income for the six months ended September 30, 1994 includes a $0.3 million gain from the sale of land and miscellaneous equipment.

Note D -- Income Taxes

         The provisions for income taxes are composed of the following:

             Quarter Ended September 30,                                1995          1994
             ----------------------                                  -----------   -----------
             Domestic                                               $       119   $        29
             Foreign                                                        111           276
                                                                     -----------   -----------
                                                                    $       230   $       305
                                                                     ===========   ===========

             Six Months Ended September 30,                             1995          1994
             ----------------------                                  -----------   -----------
             Domestic                                               $       135   $       135
             Foreign                                                        302           558
                                                                     -----------   -----------
                                                                    $       437   $       693
                                                                     ===========   ===========

Note E -- Discontinued Operations

          In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment includes a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and possibily product liability claims related to products sold prior to the sale of the domestic Industrial Segment.

       Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

                 Revenues of $23.9 million for the quarter ended September 30, 1995 were $0.7 million higher than the comparable quarter of fiscal 1995. Approximately $0.2 million of this increase was due to the favorable effect of currency translation. The U.K. Leisure Marine Segment revenue increased by $0.8 million in sales volume and $0.1 million due to the favorable effect of currency translation. Leisure Marine sales volume was helped by hot, sunny weather in the U.K. and increased Chandlery sales during the quarter. The U.K. Housewares Segment revenue in the second quarter of fiscal 1996 decreased by $1.0 million in sales volume which was partially offset by $0.1 million of favorable effect of currency translation from the second quarter of fiscal 1995. Sales decreases were experienced in all product groups. The U.K. Housewares market experienced low retail demand during the summer months which in turn decreased demand from stores and DIY sheds for our products. Revenues of the U.S. Life Sciences and Engineering Segment for the quarter ended September 30, 1995 increased $0.7 million from the comparable quarter of fiscal 1995 due primarily to increased activity for the National Aeronautics and Space Administration (NASA) Johnson Space Center.

                 Revenues for the first half of fiscal 1996 increased by $3.9 million from the first half of fiscal 1995 to $48.9 million. The Leisure Marine Segment revenue increased by $2.9 million. $0.5 million of the increase was due to the favorable effect of currency translation. All Leisure Marine product groups had increased volume during the year as compared to last year. Sales in both the spring and summer were enhanced by good boating weather in the U.K. The Housewares Segment revenue for the first half of fiscal 1996 decreased by $0.8 million in sales volume which was partially offset by $0.5 million of favorable effect of currency translation. Poor demand in all product groups adversely effected sales volume. Revenues of the Life Sciences and Engineering Segment increased by $1.3 million in the first half of fiscal 1996 as compared to fiscal 1995. This increase was due primarily to an increased level of activity in our NASA work which was partially offset by decreased support labor associated with TSSI technical services contracts for the U.S. Air Force.

                 Life Sciences and Engineering order backlog at September 30, 1995 was $68.0 million compared with $89.1 million at March 31, 1995 and $134.7 million at September 30, 1994. During the second quarter of fiscal 1995, the Corporation's Technology/Scientific Services, Inc. (TSSI) subsidiary was awarded a contract for support and maintenance services at Wright-Patterson Air Force Base. The contract consists of a one-year base period with four additional one-year options. The contract value for the first year is estimated at $3.4 million and at $17 million if all the option years are exercised. The contract is a follow-on to one previously held by TSSI. In the Leisure Marine and Housewares Segments, backlog is not meaningful due the nature of the order-flow of these businesses.

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

                 The gross profit margin for the quarter ended September 30, 1995 decreased to 13.0% from 14.5% for the same quarter of the previous fiscal year. The primary reason for the overall gross margin reduction is because the Housewares Segment gross margin decreased to 5.2% from 14.3% for the same quarter of the previous fiscal year. This margin reduction in Housewares continued the trend of the last two fiscal quarters - very low margins from depressed selling prices caused by competitive market conditions and increased material prices for aluminum and steel that could not be fully recovered through higher selling prices. For the six months, the gross profit margin decreased to 13.0% from 15.0% in the prior year. Similar to the second quarter, the decrease in gross margin for the six months was due to a significantly reduced Housewares Segment margin. For the second quarter and first six months of fiscal 1996, the gross margins of the Leisure Marine Segment have increased slightly as compared to the prior year due to increased margins for Chandlery, boat engines and personal watercraft. The gross margins of the Life Sciences and Engineering Segment for the second quarter and first six months of fiscal 1996 remained constant as compared to the prior year. In fiscal 1996 the gross margin of the Life Sciences and Engineering Segment benefitted from $0.2 million of contract closeout profits realized in the second quarter for a contract on which work was completed several years ago.

                 Selling and administrative expense for the second quarter of fiscal 1996 was essentially unchanged from the same period of fiscal 1995. For the first six months of fiscal 1996, selling and administrative expenses increased by $0.15 million from the same period last year. Substantially all of the increase is attributable to the unfavorable effect of currency translation.

                 Interest expense for the second quarter and first six months of fiscal 1996 decreased 9% from the comparable periods of fiscal 1995 due primarily to reduced debt in fiscal 1996. Cash generated through operations was used to reduce the Corporation's debt by approximately 10% at September 30, 1995 as compared to the same date in 1994.

                 Other income was negligible for the first six months of fiscal 1996. It was $0.3 million for the same period of the previous fiscal year primarily from the sale of land and miscellaneous equipment associated with the Life Sciences and Engineering Segment in the U.S. in the first quarter of fiscal 1995.

                 Net earnings were $0.42 million for the second quarter of fiscal 1996 compared to $0.6 million for the comparable period in fiscal 1995. The decrease in net earnings in the current quarter was caused by the low Housewares margin. Net earnings for the first six months of fiscal 1996 were $0.8 million compared to $1.35 million for the comparable period in fiscal 1995. This decrease in net earnings was caused by the decreased overall gross profit margin and no significant other income in the current year. The Housewares Segment was not profitable for the second quarter nor the first six months of fiscal 1996 whereas it was profitable for the same periods of the previous fiscal year.


DISCONTINUED OPERATIONS

                 The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first six months of fiscal l996 and no changes were deemed appropriate.


LIQUIDITY AND CAPITAL RESOURCES

                 Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan of $4.9 million outstanding at September 30, 1995. Availability under the revolving credit facility is based upon the billed and unbilled accounts receivable of its U.S. operations up to a maximum of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had borrowing capacity of $0.9 million available at September 30, 1995. At September 30, 1995 the Corporation had a $2.1 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan was provided by its five U.S. banks and matures on March 31, 1998.

                 On July 14, 1995, the Corporation's U.K. subsidiaries put in place a $6.3 million 10 year term loan with quarterly principal payments of $.16 million beginning in October 1995. This term loan is secured by the U.K. subsidiaries' real property and their cross-guarantees. In addition, the U.K. subsidiaries continue to maintain a $4.0 million bank line of credit for working capital purposes. All $4.0 million of the bank line of credit was available at September 30, 1995.

                 The Corporation believes it has adequate financing in the U.S. and U.K. to support its operations. There were no significant outstanding capital expenditure commitments as of September 30, 1995.

PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

                  (A) Exhibit 27 - Financial Data Schedule

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KRUG INTERNATIONAL CORP.

                                                   By /s/ Thomas W. Kemp
                                                      ------------------------
                                                     THOMAS W. KEMP
                                                   Vice President - Finance
                                                   (Principal financial
                                                   officer and principal
                                                   accounting officer)

Dated: November 10, 1995