Form 10-Q
period 1995-12-31
KRUG INTERNATIONAL CORP
filed 1996-02-14
CIK 96793

                                  F O R M    10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ..................... to ................

    Commission File Number 0-2901

                            KRUG INTERNATIONAL CORP.
                     -------------------------------------------
                (Exact name of registrant as specified in its charter)

                  Ohio                                         31-0621189
    -----------------------------------                       --------------
    (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    6 North Main Street  Suite 500  Dayton, Ohio                 45402-1900
    ----------------------------------------------               -----------
    (Address of principal executive offices)                     (Zip Code)

              (513) 224-9066
    -----------------------------------------------
    (Registrant's telephone number including area code)





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


    The number of Common Shares, without par value, outstanding as of February 1, 1996 was 5,076,950.

    PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS
                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (all dollar amounts in thousands)

                                                  December 31,    March 31,
                                                      1995          1995
                                                  ------------   -----------
    ASSETS
    Current Assets:
      Cash                                        $     2,059   $       363
      Receivables                                      15,634        17,205
      Inventories (Note B)                              7,867         9,992
      Prepaid expenses                                    652           699
                                                   -----------   -----------
           Total Current Assets                        26,212        28,259
                                                   -----------   -----------
    Property, Plant and Equipment                      16,259        16,561
      Less accumulated depreciation                     6,613         6,256
                                                   -----------   -----------
                                                        9,646        10,305

    Pension Asset                                       2,057         2,185
    Deferred Tax Assets                                 2,504         3,078
    Other Assets                                          285           342
                                                   -----------   -----------
    Total Assets                                  $    40,704   $    44,169
                                                   ===========   ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
      Bank borrowings                             $             $     1,106
      Accounts payable                                  6,685         7,529
      Accrued expenses                                  5,033         5,292
      Income taxes                                                      567
      Net current liabilities of discontinued
        operations (Note E)                               650           600
      Current maturities of long-term debt              1,179         1,364
                                                   -----------   -----------
           Total Current Liabilities                   13,547        16,458
                                                   -----------   -----------
    Long-Term Debt                                     12,328        13,162
    Net Non-Current Liabilities of Discontinued
      Operations (Note E)                                 341           481
                                                   -----------   -----------
    Total Liabilities                                  26,216        30,101
                                                   -----------   -----------
    Shareholders' Equity:
      Common Shares, no par value:
        issued and outstanding, 5,051,950
        at December 31, 1995 and
        5,011,523 at March 31, 1995                     2,526         2,506
      Additional paid in capital                        4,162         4,090
      Retained earnings                                 7,660         6,699
      Foreign currency translation adjustment             140           773
                                                   -----------   -----------
           Total Shareholders' Equity                  14,488        14,068
                                                   -----------   -----------
    Total Liabilities and Shareholders' Equity    $    40,704   $    44,169
                                                   ===========   ===========

              See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
            (all dollar amounts in thousands, except per share amounts)



                                                      THREE MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------

    Revenues                                      $    22,175   $    22,698

    Costs and Expenses:
      Costs, including product
        development                                    19,535        19,685
      Selling and administrative                        2,104         2,100
      Interest expense                                    288           318
      Other (income) expense                               (3)          (42)
                                                   -----------   -----------
                                                       21,924        22,061
                                                   -----------   -----------

    Earnings Before Income Taxes                          251           637

    Income Taxes (Note D)                                  95           232
                                                   -----------   -----------

    Net Earnings                                  $       156   $       405
                                                   ===========   ===========


    Net Earnings Per Share                        $      0.03   $      0.08
                                                   ===========   ===========

    Average Common and Common Equivalent
         Shares Outstanding                         5,058,907     5,058,017
                                                   ===========   ===========




              See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
            (all dollar amounts in thousands, except per share amounts)



                                                      NINE MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------

    Revenues                                      $    71,104   $    67,739

    Costs and Expenses:
      Costs, including product
        development                                    62,111        57,967
      Selling and administrative                        6,653         6,498
      Interest                                            857           940
      Other (income) expense (Note C)                     (10)         (351)
                                                   -----------   -----------
                                                       69,611        65,054
                                                   -----------   -----------

    Earnings Before Income Taxes                        1,493         2,685

    Income Taxes (Note D)                                 532           925
                                                   -----------   -----------
    Net Earnings                                  $       961   $     1,760
                                                   ===========   ===========


    Net Earnings Per Share                        $      0.19   $      0.35
                                                   ===========   ===========

    Average Common and Common Equivalent
         Shares Outstanding                         5,049,591     5,044,494
                                                   ===========   ===========






              See notes to consolidated financial statements

                     KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (all dollar amounts in thousands)
                            increase (decrease) in cash



                                                      NINE MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------

         Net Cash Provided by
              Operating Activities                $     3,991   $     2,727
                                                   -----------   -----------

         Cash Flows From Investing Activities:
                  Expenditures for property, plant
                    and equipment                        (195)         (270)
                  Proceeds from sale of assets                          447
                                                   -----------   -----------
         Net Cash Provided by (Used in)
              Investing Activities                       (195)          177
                                                   -----------   -----------

         Cash Flows From Financing Activities:
                 Bank borrowings-net                   (1,077)         (287)
                 Payments on long-term debt            (1,081)       (2,997)
                 Sale of Common Shares                     92
                                                   -----------   -----------
         Net Cash (Used In) Financing Activities       (2,066)       (3,284)
                                                   -----------   -----------

         Effect of Exchange Rate Changes on Cash          (34)            4
                                                   -----------   -----------

    Net Increase (Decrease) In Cash                     1,696          (376)

    Cash at Beginning of Period                           363         1,186
                                                   -----------   -----------

    Cash at End of Period                         $     2,059   $       810
                                                   ===========   ===========

    Cash Paid For:

      Income taxes                                $       579   $     1,320
                                                   ===========   ===========


      Interest                                    $       838   $     1,001
                                                   ===========   ===========

    Non-Cash Investing and Financing Activities-
      Capital leases                              $       365   $        90
                                                   ===========   ===========

              See notes to consolidated financial statements

                  KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED DECEMBER 31, 1995
                      (all dollar amounts in thousands)

Note A -- Basis of Presentation

          The balance sheet at March 31, 1995 is condensed from audited financial statements. The financial statements for the quarter and nine months ended December 31, 1995 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations, have been made.

Note B -- Inventories

                                                December 31,     March 31,
                                                    1995           1995
                                                 -----------    -----------
    Finished goods                              $     5,353    $     7,105
    Work-in-progress                                    854          1,107
    Raw materials and supplies                        1,660          1,780
                                                 -----------    -----------
                                                $     7,867    $     9,992
                                                 ===========    ===========

Note C -- Other Income

         Other income for the nine months ended December 31, 1994 includes a $0.3 million gain from the sale of land and miscellaneous equipment.

Note D -- Income Taxes

          The provisions for income taxes are composed of the following:

    Quarter Ended December 31,                      1995           1994
    --------------------------                   -----------    -----------
    Domestic                                    $        89    $       134
    Foreign                                               6             98
                                                 -----------    -----------
                                                $        95            232
                                                 ===========    ===========

    Nine Monthes Ended December 31,                 1995           1994
    -------------------------------              -----------    -----------
    Domestic                                    $       224    $       269
    Foreign                                             308            656
                                                 -----------    -----------
                                                $       532    $       925
                                                 ===========    ===========

Note E -- Discontinued Operations

          In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment includes a leased property in Knoxville, Tennessee, a leased property in Toronto, Cananda, and possibily product liability claims related to products sold prior to the sale of the domestic Industrial Segment.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

                  Revenues of $22.2 million for the quarter ended December 31, 1995 were $0.5 million lower than the comparable quarter of fiscal 1995. Approximately $0.3 million of this decrease was due to the unfavorable effect of currency translation. The U.K. Leisure Marine Segment revenue increased by $0.4 million in sales volume, offset by a $0.1 million decrease due to the unfavorable effect of currency translation. The increase in volume for the quarter was due to increased sales of the Sea Doo product line in this fiscal year as compared to the previous fiscal year. The U.K. Housewares Segment revenue in the third quarter of fiscal 1996 decreased by $0.4 million in sales volume and by $0.1 million due to the unfavorable effect of currency translation from the third quarter of fiscal 1995. Low retail demand in the U.K. experienced by stores and DIY sheds continued in the third quarter which decreased their demand for our Housewares products. Revenues of the U.S. Life Sciences and Engineering Segment for the quarter ended December 31, 1995 decreased $0.3 million from the comparable quarter of fiscal 1995 due primarily to decreased contract labor and subcontract support services provided under TSSI's technical service contracts associated with the U.S. Air Force.

                  Revenues for the first nine months of fiscal 1996 increased by $3.4 million from the first nine months of fiscal 1995 to $71.1 million. The Leisure Marine Segment revenue increased by $3.1 million. $0.4 million of the increase was due to the favorable effect of currency translation. Substantially all Leisure Marine product groups had increased volume during the year as compared to last year. Good boating weather in the U.K. in both the spring and summer and increased sales of the Sea Doo product line in the third quarter were the reasons of the increased sales volume. The Housewares Segment revenue for the first nine months of fiscal 1996 decreased by $1.1 million in sales volume which was partially offset by $0.4 million of favorable effect of currency translation. Sales volume in all product groups except ladders and garden products have decreased due to low demand. Revenues of the Life Sciences and Engineering Segment increased by $1.0 million in the first nine months of fiscal 1996 as compared to fiscal 1995. This increase was due primarily to an increased level of activity associated with our NASA work which was partially offset by decreased labor and subcontract support services of TSSI's technical services contracts for the U.S. Air Force.

                         Life Sciences and Engineering order backlog at December
31, 1995 was $48.6 million compared with $89.1 million at March 31, 1995 and $116.6 million at December 31, 1994. During the past year, no significant individual contracts were added to the order backlog. In the Leisure Marine and Housewares Segments, backlog is not meaningful due to the nature of the order-flow of these businesses.

                  The Corporation's Krug Life Sciences Inc. subsidiary is currently working on a $136 million five year contract at the National Aeronautics and Space Administration (NASA) Johnson Space Center. This contract ends on February 29, 1996 and represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. The recompetition process for the follow-on contract was delayed and the new anticipated contract is targeted to start on January 1, 1997. The Corporation is in negotiations for a contract extension award to cover the interim ten month period. The Corporation has held contracts for this type of work or similar work at the Johnson Space Center continuously since 1967. The Corporation intends to aggressively seek the follow-on contract to our existing contract at the Johnson Space Center.

                  The gross profit margin for the quarter ended December 31, 1995 decreased to 11.9% from 13.3% for the same quarter of the previous fiscal year. The primary reason for the overall gross margin reduction is because of decreased Housewares Segment gross margin in the current quarter as compared to the same quarter of the previous fiscal year. The margin reduction in Housewares from the prior year continued the trend of the last three fiscal quarters compared to the same periods in fiscal 1995 - lower margins from depressed selling prices caused by competitive market conditions and increased raw material prices that were not fully recovered through higher selling prices. However, the Housewares Segment gross margin percentage has risen during each of the last two quarters of fiscal 1996 as selling price increases and manufacturing cost reduction measures have taken effect. Also in the third quarter of fiscal 1996, the favorable resolution of Life Sciences and Engineering Segment contract issues resulted in a reduction of costs in the amount of $0.24 million. This compares with $0.4 million of similar reduction of costs in the third quarter of fiscal 1995. For the nine months, the gross profit margin decreased to 12.7% from 14.4% in the prior year. Similar to the third quarter, the decrease in gross margin for the nine months was due to a significantly reduced Housewares Segment margin. For the first nine months of fiscal 1996, the gross margin of the Leisure Marine Segment has increased slightly as compared to the prior year due to increased margins for boat engines and personal watercraft. The gross margins of the Life Sciences and Engineering Segment for the first nine months of fiscal 1996 decreased slightly as compared to the prior year. The decrease is due to reduced fees received on government contracts.

                  Selling and administrative expense for the third quarter of fiscal 1996 was essentially unchanged from the same period of fiscal 1995. For the first nine months of fiscal 1996, selling and administrative expenses increased by $0.15 million from the same period last year. Substantially all of the increase is attributable to the unfavorable effect of currency translation.

                  Interest expense for the third quarter and first nine months of fiscal 1996 decreased 9% from the comparable periods of fiscal 1995. Decreased debt in the U.S. in fiscal 1996 is the cause of the interest expense decrease.

                  Other income was negligible for the first nine months of fiscal 1996. It was $0.3 million for the same period of the previous fiscal year primarily from the sale of land and miscellaneous equipment associated with the Life Sciences and Engineering Segment in the U.S. in the first quarter of fiscal 1995.

                  Net earnings were $0.15 million for the third quarter of fiscal 1996 compared to $0.4 million for the comparable period in fiscal 1995. The decrease in net earnings in the current quarter was caused by the lower Housewares revenue and gross profit margin and the decreased amount of Life Science and Engineering contract resolution items in fiscal 1996. Net earnings for the first nine months of fiscal 1996 were $0.96 million compared to $1.76 million for the comparable period in fiscal 1995. This decrease in net earnings was caused by the decreased overall gross profit margin and no significant other income in the current year. The Housewares Segment was not profitable for the third quarter nor the first nine months of fiscal 1996 whereas it was profitable for the same periods of the previous fiscal year.


Discontinued Operations

                  The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first nine months of fiscal l996 and no changes were deemed appropriate.


Liquidity and Capital Resources

                  Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan of $4.6 million outstanding at December 31, 1995. Availability under the revolving credit facility is based upon the billed and unbilled accounts receivable of its U.S. operations up to a maximum of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had borrowing capacity of $2.1 million available at December 31, 1995. At December 31, 1995 the Corporation had a $2.1 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan is provided by its five U.S. banks and matures on March 31, 1998.

                  On July 14, 1995, the Corporation's U.K. subsidiaries put in place a $6.3 million 10 year term loan with quarterly principal payments of $.16 million beginning in October 1995. This term loan is secured by the U.K. subsidiaries' real property and their cross-guarantees. In addition, the U.K. subsidiaries continue to maintain a $3.9 million bank line of credit for working capital purposes. All $3.9 million of the bank line of credit was available at December 31, 1995.

                  The Corporation believes it has adequate financing in the U.S. and U.K. to support its operations. There were no significant outstanding capital expenditure commitments as of December 31, 1995.

PART II. - OTHER INFORMATION



          Item 6. Exhibits and Reports on Form 8-K

                  (A) Exhibit 27 - Financial Data Schedule

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                       KRUG INTERNATIONAL CORP.


                                                       By:  /s/ Thomas W. Kemp
                                                       ---------------------
                                                          THOMAS W. KEMP
                                                       Vice President - Finance
                                                       (Principal financial
                                                        officer and principal
                                                        accounting officer)


Dated:  February 13, 1996