Form 10-K405
period 1996-03-31
KRUG INTERNATIONAL CORP
filed 1996-07-01
CIK 96793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-2901

                            KRUG INTERNATIONAL CORP.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OHIO                                          31-0621189
  --------------------                       -------------------------------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

              6 N. Main Street Suite 500, Dayton, Ohio 45402-1900
              ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       Registrant's telephone number, including area code: (513) 224-9066

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON SHARES WITHOUT PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At the close of business on June 19, 1996:

        Number of Common Shares without par
          value outstanding ..................      5,126,206
        Aggregate market value of Common
          Shares without par value, held by
          non-affiliates of the Corporation...    $13,888,591

                  INDEX TO EXHIBITS at page 33 of this Report.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. KRUG International Corp. Proxy Statement for its Annual Meeting of Shareholders on July 16, 1996, definitive copies of which were filed with the Commission within 120 days after the end of the Corporation's last fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I

ITEM 1. BUSINESS

     KRUG International Corp., an Ohio corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") operate primarily in three business segments: Life Sciences and Engineering, Leisure Marine and Housewares. Information concerning the revenues, operating profit and identifiable assets of the three business segments for the fiscal years ended March 31, 1996, 1995 and 1994 is set forth at Note K of the Notes to Consolidated Financial Statements of the Corporation, which is incorporated herein by this reference.

                         LIFE SCIENCES AND ENGINEERING

     The Life Sciences and Engineering (formerly Aerospace) business is comprised of the Corporation's KRUG Life Sciences Inc. subsidiary with operations in Houston and San Antonio, Texas and the Technology/Scientific Services, Inc. subsidiary in Dayton, Ohio. KRUG Life Sciences Inc. was organized by the Corporation as a subsidiary in May 1990 to carry on the business formerly done by its Technology Life Sciences Division and Technology Services Division.

KRUG LIFE SCIENCES INC. -- HOUSTON OPERATIONS

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

     In March 1991, KRUG Life Sciences began work on a new $136 million five year contract with NASA, replacing the one which previously started in January 1987. This contract has expanded support services provided to the Medical Sciences Division at the Johnson Space Center. In April 1993, NASA modified the contract and increased its value to $165 million. This modification covered the cost of additional test equipment, supplies and services for the remaining three years of the contract. In February 1996, this contract was extended for a nine-month period to November 30, 1996. See further discussion of this contract in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Performance under this contract includes the areas of neurosensory physiology, cardiovascular physiology, musculoskeletal physiology, regulatory systems physiology, electrophysiology, cell biology, pharmacodynamics, remote health care, bioengineering, applications of knowledge based systems and clinical laboratory operations. KRUG's work for the Johnson Space Center is spread over a wide variety of programs, none of which comprise more than 20% of the contract. Some of the major areas are Shuttle support, joint Russian MIR space ventures, Shuttle extended duration mission research, Manned Flight research and development, Space Station research and biotechnology research. Prior to the current contract, KRUG Life Sciences began work in January 1987 on a $35 million, multi-year contract with NASA at the Johnson Space Center. The value of that contract more than doubled during the contract period to a final value of $76.5 million when it was completed in February 1991.

KRUG LIFE SCIENCES INC. -- SAN ANTONIO OPERATIONS

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

     The majority of the Corporation's Life Sciences and Engineering business is with agencies of the U.S. Government and prime government contractors (revenues from agencies of the U.S. Government amounted to $44.1 million during fiscal
1996) and, as a result, is subject to possible termination.

     The order backlog of the Life Sciences and Engineering Segment was $60.4 million at March 31, 1996 and $89.1 million at March 31, 1995. Approximately 49% of the backlog at March 31, 1996 is expected to result in revenue during fiscal 1997.

                                 LEISURE MARINE

     Sowester Limited ("Sowester"), formerly South Western Marine Factors Limited, a subsidiary of KRUG International (U.K.) Ltd., is engaged in the Leisure Marine business. Sowester, located in the port of Poole, Dorset, England, distributes sail and power boat equipment for the leisure marine market. Sowester handles six principal product lines: marine chandlery, a wide range of boat fittings, equipment and clothing; Mercury outboard engines; Mercury Mercruiser sterndrive and inboard engines; Sea Doo personal watercraft; Morse controls, a comprehensive line of steering systems and controls for power and sail boats; and diesel engines which provide auxiliary power for sailing yachts. Sowester is the exclusive distributor of Mercury engines and Morse controls in the United Kingdom and the Republic of Ireland.

     Sowester sells its products in two principal markets -- boat manufacturers and marine retailers. It has a network of over 100 sales and service dealers. The marine products business tends to be seasonal, with the highest sales occurring in spring and summer.

     Order backlog is not a factor in the Leisure Marine Segment since virtually all orders are shipped within days of receipt.

                                   HOUSEWARES

     Beldray Limited ("Beldray"), a subsidiary of KRUG International (U.K.) Ltd., operates the Corporation's Housewares business. Beldray, located in Bilston, West Midlands, England, manufactures consumer durable products sold under the "Beldray" name. Its products include ironing tables and accessories, domestic aluminum ladders and work platforms, garden equipment, shower screens, indoor and outdoor racks for drying clothes and child safety gates. These products are marketed through major retailers, wholesalers and mail order companies to the housewares, do-it-yourself and garden markets. Beldray is a long established name with significant awareness among the buying public throughout the United Kingdom.

     The Housewares Segment's firm order backlog is typically less than one month's sales.

                              GENERAL INFORMATION

     The Corporation owns a number of patents and patent applications but it is not possible to estimate their value. None of the Corporation's present business is materially dependent on any patents or patent applications.

     In the fiscal year ended March 31, 1996, revenues from agencies of the U.S. Government were $44.1 million or 46.0% of consolidated revenues.

     As of May 31, 1996, the Corporation employed 442 persons in the United States and 454 in the United Kingdom. The Corporation's Life Sciences and Engineering Segment employs numerous highly trained persons holding bachelors and in some cases advanced degrees, in one or more of the following disciplines -- engineering, medicine, mathematics, physics and biology. None of the Corporation's United States employees is represented by unions.

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

ITEM 2. PROPERTIES

     The principal properties of the Corporation as of June 12, 1996 are listed below:

                              OWNED OR       SQUARE
        LOCATION               LEASED        FOOTAGE             USE AND SEGMENT
- -------------------------    -----------    ---------     ------------------------------
  A. UNITED STATES
Knoxville, Tennessee           Leased         387,000     Plant-Subleased (1)
Houston, Texas                 Leased          62,300     Offices & Laboratories
                                                          Life Sciences & Eng.
San Antonio, Texas             Leased           2,700     Offices -- Life
                                                          Sciences & Eng.
Dayton, Ohio                   Owned           67,600     Offices -- Life
                                                          Sciences & Eng. (2)
  B. ENGLAND
Bilston, West Midlands         Leased         105,000     Plant -- Housewares
                               Owned           85,000     Plant -- Housewares
Poole, Dorset                  Owned           71,000     Distribution-Leisure Marine

  C. CANADA
Toronto, Ontario               Leased          62,900     Plant-Subleased (3)

- ---------------

(1) 32% of this property is subleased and the remainder is available for sublease.

(2) This property is subject to a $2.0 million mortgage granted under the Corporation's Credit Agreement with its U.S. Banks dated November 14, 1991 and subsequently amended under amendments 1 thru 4 with the final amendment #4 dated March 16, 1995, putting the mortgage into place. This property is excess to the Corporation's space needs and is listed for sale.

(3) This facility is no longer needed and the Corporation has subleased this property.

     The Corporation maintains its plants and offices in good repair. In the opinion of management, the various facilities are adequate to the needs of the businesses conducted therein.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Corporation nor any of its subsidiaries is a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation, as of June 12, 1996, their positions with the Corporation and their ages are as follows:

        NAME                                        OFFICES                                AGE
- ---------------------    -------------------------------------------------------------    ------
Maurice F. Krug          Chairman of the Board of Directors                                 67
Charles L. Haslam        President, Chief Executive Officer and Director                    52
Thomas W. Kemp           Vice President-Finance/Treasurer                                   60
W. E. Greenhalgh         KRUG International (UK) Ltd. subsidiaries' Chairman and            65
                         Director
T. Wayne Holt            KRUG Life Sciences Inc. President and Director                     69
James J. Mulligan        Secretary and Director                                             74

     All officers of the Corporation are elected annually by the Board of Directors.

     Mr. Krug is a founder of the Corporation and has been Chairman of the Board since 1959. From 1959 to May 1996, he also served as Chief Executive Officer of the Corporation. From 1959 until 1987, and from 1989 to May 1996, he also served as President of the Corporation.

     Mr. Haslam was elected President and Chief Executive Officer in May 1996. He has practiced law in Washington, D.C. from 1980 to the present.

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

     Mr. Holt was named President of KRUG Life Sciences Inc., a position he had previously held, in April 1995. He was involved continuously with the Corporation's life sciences, aerospace and engineering operations for 22 years commencing with his initial employment in 1971, until his initial retirement in 1993. He held a number of positions, including Vice President -- Aerospace Group from 1981 to 1988, Assistant to the Chairman, Aerospace Group, from 1988 to 1990, Vice President from May 1990 to February 1991, Executive Vice President from February 1991 to December 31, 1992, and Advisor to the Chairman, Life Sciences and Engineering from January 1, 1993 to May 1, 1993.

     Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson, Hine & Flory from 1989 until his retirement in 1991. He became Secretary of the Corporation in 1966.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     KRUG International's common stock and warrants are traded in the NASDAQ National Market System under Symbol KRUG and KRUGW, respectively. The table below includes the high and low sales prices for the Common shares for fiscal 1996 and 1995. The number of shareholders of record was 1,035 as of March 31, 1996. A 10% stock dividend was paid in December 1994. No cash dividends were paid in fiscal 1996 or 1995. Warrants to purchase common shares were distributed on January 31, 1995 to shareholders of record on December 23, 1994. One warrant was issued for every five common shares.

         QUARTER                     4TH       3RD       2ND       1ST
- -------------------------           -----     -----     -----     -----
1996.....................  High     $4.00     $3.75     $3.37     $4.87
                           Low       2.63      2.87      2.63      2.78
1995.....................  High     $4.75     $5.00     $4.25     $4.25
                           Low       3.38      3.38      3.00      2.50

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data, which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

            FISCAL YEARS                 1996        1995        1994        1993        1992
- ------------------------------------    -------     -------     -------     -------     -------
(All dollar amounts in thousands, except for per share amounts)
Revenues............................    $95,821     $91,766     $90,188     $97,155     $99,145
Earnings from
  Continuing Operations.............      1,171       2,012       2,870       2,608       1,387(1)
Net Earnings........................      1,171       2,012       1,418       2,608       1,516(1)
Earnings Per Share from
  Continuing Operations.............       0.23        0.40        0.57        0.52        0.28(1)
Net Earnings Per Share..............       0.23        0.40        0.28        0.52        0.30(1)
Total Assets........................     42,371      44,169      43,225      46,034      46,380
Long-Term Debt......................     11,982      13,162      12,932      14,912      16,622
Subordinated Long-Term Debt.........                                            300         300

- ---------------

(1) The Corporation applied the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," in fiscal 1992. This change in method increased fiscal 1992 net earnings by $583 ($.13) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Fiscal 1996 revenues of $95.8 million increased by 4% from fiscal 1995. Fiscal 1995 revenues of $91.8 million increased by 2% from fiscal 1994. In fiscal 1996, revenues in the U.S. were $44.3 million, and revenues in the U.K. were $51.5 million.

     Fiscal 1996 U.K. revenues of $51.5 million increased by $3.7 million for an 8% increase from fiscal 1995. Of this increase, $3.3 million was due to increased sales volume with the remainder due to favorable currency translation. Fiscal 1996 U.K. Leisure Marine Segment revenues increased by $4.1 million to $25.0 million, of which $3.9 million was due to increased sales volume and the remainder to favorable currency translation. All Leisure Marine product groups had increases in revenue except for inboard engines. Chanderly and Sea Doo personnel watercraft sales increased significantly due to new products and increased demand. Fiscal 1996 U.K. Housewares Segment revenue decreased by $0.4 million to $26.5 million, of which $0.6 million was due to decreased volume partially offset by $0.2 million of favorable currency translation. Sales of ironing tables, rotary dryers and wire airers decreased during the year. Ironing tables sales decreased 3% in fiscal 1996 due to consumers buying tables with lower selling prices. The rotary dryers and wire airer sales decreased as a result of losing a significant customer. These decreases were partially offset by the introduction of child safety gates during the year.

     Fiscal 1995 U.K. revenues of $47.8 million were $2.1 million higher than fiscal 1994. Of this increase, $0.6 million was due to increased volume with the remainder due to favorable currency translation. Fiscal 1995 U.K. Leisure Marine Segment revenue increased by $1.1 million, of which $0.4 million was due to increased sales volume with the remainder of the increase due to favorable foreign currency translation. All Leisure Marine product groups had increases in revenue except outboard engines, for which there was decreased demand. Fiscal 1995 U.K. Housewares Segment revenue increased by $1.0 million, of which $0.2 million was due to increased demand with the remainder due to favorable currency translation. Ironing tables and indoor airer product groups had sales increases during the year. These increases were partially offset by decreased ladder sales which were caused by lower consumer demand and increased competition.

     Revenues for the U.S. Life Sciences and Engineering Segment (LS&E) were $44.3 million in fiscal 1996, $44.0 million in fiscal 1995 and $44.5 million in fiscal 1994, respectively. In fiscal 1996, increased labor services and subcontract support provided under our contract with the National Aeronautics and Space Administration's (NASA) Johnson Space Center resulted in the increased fiscal 1996 revenue. These increases were partially offset by decreased material purchases and labor services provided under U.S. government support services contracts by the Corporation's Technology/Scientific Services, Inc. (T/SSI) subsidiary. The decrease in fiscal 1995 revenue as compared to fiscal 1994 resulted from decreased material purchases and subcontract support services provided by T/SSI under contracts with the U.S. government and the elimination of revenues of the Alpha Net Division which was sold in late fiscal 1994.

     LS&E order backlog at March 31, 1996 was $60.4 million compared to $89.1 million at March 31, 1995 and $129.8 million at March 31, 1994. During fiscal 1996, KRUG Life Sciences Inc. signed an extension of its current Medical Operations and Research Support Contract with NASA's Johnson Space Center. The agreement provided for a nine-month contract extension which began on March 1, 1996. This extension added approximately $25.0 million to order backlog. The original Support contract was a $136 million five-year contract. With this extension, the contract will end on November 30, 1996. This contract represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. The Corporation has held contracts for this type of work or similar work at the Johnson Space Center continuously since 1967. The Corporation intends to aggressively seek the follow-on contract to our existing contract at the Johnson Space Center. In fiscal 1995, T/SSI was awarded a $20.4 million contract for support and maintenance services at Wright-Patterson Air Force Base, consisting of a one-year base period with four additional one-years options. In the Leisure Marine and Housewares Segment, backlog is not meaningful due to the short time between order placement and shipment.

     Gross profit margins were 12.6%, 13.7% and 13.3% in fiscal 1996, 1995 and 1994, respectively. The decrease in gross profit margin in fiscal 1996 is primarily due to decreased margins in the Housewares Segment. Depressed selling prices caused by competitive market conditions and increased raw material prices for aluminum and steel that were not fully recovered through higher selling prices were the causes of the Housewares margin decrease. During the fourth quarter of fiscal 1996, these conditions partially abated providing for some increased Housewares Segment margin. The Leisure Marine Segment gross profit margin increased slightly in fiscal 1996 as a result of selling more higher margin products. The gross margin of the LS&E Segment decreased slightly during fiscal 1996 because we supplied increased subcontract service on U.S. government contracts for which we received no additional profit. The increase in gross profit margin in fiscal 1995 was primarily due to the favorable resolution of certain LS&E prior year contract issues. The gross margin of LS&E increased only slightly with the favorable effect of these resolutions. The margins of the Housewares Segment decreased in fiscal 1995 due to competitive market conditions and because of very significant increases in the cost of aluminum used in the ladder product group. The Leisure Marine Segment gross profit margin remained constant in fiscal 1995 compared to the prior year.

     Selling and administrative expenses were $9.2 million, $8.8 million and $8.3 million in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 is due primarily to increased expenses at the Leisure Marine Segment caused by the increased sales volume, increased pension expense in the U.K. and the expense for the retiring Chairman's new agreement which replaced his prior pension agreement. The increase in fiscal 1995 was due primarily to an increase in LS&E bid and proposal expenses, increased Leisure Marine selling expenses and a $0.2 million unfavorable currency translation effect.

     Interest expense decreased by $0.2 million in fiscal 1996 due to decreasing levels of debt in both the U.K. and U.S. and decreases in interest rates of 1% in the U.K. and 3/4% in the U.S. Interest expense increased by $0.2 million in fiscal 1995 compared to fiscal 1994 due to increased interest rates of 2 3/4% in the U.S. and 2% in the U.K.

     Other income was $0.1 million, $0.5 million and $1.4 million in fiscal 1996, 1995 and 1994, respectively. No significant other income items in fiscal 1996 resulted in the decrease from fiscal 1995. The decrease in other income in fiscal 1995 as compared to fiscal 1994 was due to less gain on asset sales and the absence of foreign currency transaction gains.

     The effective income tax rate was 38.2% for fiscal 1996, 31.0% for fiscal 1995 and 25.6% in fiscal 1994. The effective tax rate for fiscal 1996 was higher than the statutory U.S. tax rate due to U.K. pension expense in excess of deductible amounts, amortization of intangibles and other non-deductible expenses in the U.K. The effective tax rate for fiscal 1995 was slightly lower than the U.S. tax rate primarily due to adjustments for long-term deferred items.

     Earnings from continuing operations were $1.2 million in fiscal 1996, a decrease of $0.8 million from fiscal 1995. The decrease was due to the Housewares gross profit margin decline and the absence of significant other items. Earnings from continuing operations were $2.0 million in fiscal 1995, a $0.9 million decrease from fiscal 1994, due to less other income in fiscal 1995.

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

     In October 1993, the Corporation's major tenant of its leased facility in Knoxville filed for bankruptcy. The potential loss of the future sublease rental income from this property caused the Corporation to determine that an additional provision for expense related to discontinued operations was required. Accordingly, an after tax loss of $1.5 million was recorded in fiscal 1994. At this time, the Corporation does not foresee the need for any further additions to this reserve.

LIQUIDITY AND CAPITAL RESOURCES

     Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan of $4.6 million at March 31, 1996. Availability under the revolving credit facility is based upon the amount of billed and unbilled accounts receivable of its U.S. operations and is limited to a maximum amount of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had additional borrowing capacity of $0.8 million available at March 31, 1996. At March 31, 1996 the Corporation had a $2.0 million mortgage outstanding on its Dayton, Ohio real property. The mortgage was provided by five U.S. banks and matures on March 31, 1998. In fiscal 1996, the Corporation's U.K. subsidiaries put in place two ten year term loans with a U.K. bank totaling $6.3 million. In addition, the Corporation had available a $3.82 million U.K. operating line of credit with $3.79 million unused at March 31, 1996. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

     The Corporation generated cash of $2.5 million, $1.2 million and $0.4 million from operating activities for fiscal 1996, 1995 and 1994, respectively. The $1.3 million increase in cash generated from operating activities in fiscal 1996 compared to fiscal 1995 was due primarily to cash generated from decreased inventory levels in the U.K. and decreased cash used by discontinued operations. The $0.8 million increase in cash generated from operating activities in fiscal 1995 compared to fiscal 1994 was principally due to lower working capital needs.

     Capital expenditures in fiscal 1996, 1995 and 1994 were $0.3 million, $0.4 million and $0.8 million, respectively. The capital expenditures for all three fiscal years represent normal replacement expenditures. At March 31, 1996, there were no significant capital commitments.

     The Corporation monitors the effect of inflation on its businesses. Inflation did not have a significant impact on operations during the past three years and is not expected to have a significant impact in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data

                                                                            PAGE
                                                                           ------
Independent Auditors' Report.............................................       9
Consolidated Balance Sheets -- March 31, 1996 and 1995...................   10-11
Consolidated Statements of Earnings --
  for the fiscal years ended March 31, 1996, 1995 and 1994...............      12
Consolidated Statements of Shareholders' Equity --
  for the fiscal years ended March 31, 1996, 1995 and 1994...............      13
Consolidated Statements of Cash Flows --
  for the fiscal years ended March 31, 1996, 1995 and 1994...............      14
Notes to Consolidated Financial Statements --
  for the fiscal years ended March 31, 1996, 1995 and 1994...............   15-24
Selected Quarterly Financial Data --
  for the fiscal years ended March 31, 1996 and 1995.....................      24

INDEPENDENT AUDITORS' REPORT

Board of Directors
KRUG International Corp.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 17, 1996

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

ASSETS (NOTE D)                                                                1996     1995
                                                                             -------   -------
CURRENT ASSETS:
  Cash.....................................................................  $   439   $   363
  Receivables (Note B).....................................................   18,309    17,205
  Inventories (Note C).....................................................    8,635     9,992
  Prepaid expenses.........................................................      627       699
                                                                             -------   -------
TOTAL CURRENT ASSETS.......................................................   28,010    28,259
PROPERTY, PLANT AND EQUIPMENT -- At cost (Note I):
  Land.....................................................................    2,079     2,202
  Buildings and improvements...............................................    6,291     6,555
  Equipment................................................................    7,331     7,804
                                                                             -------   -------
                                                                              15,701    16,561
  Less accumulated depreciation............................................    6,444     6,256
                                                                             -------   -------
                                                                               9,257    10,305
OTHER ASSETS:
  Deferred tax assets (Note G).............................................    2,508     3,078
  Pension asset (Note H)...................................................    2,316     2,185
  Other....................................................................      280       342
                                                                             -------   -------
                                                                               5,104     5,605
                                                                             -------   -------
TOTAL ASSETS...............................................................  $42,371   $44,169
                                                                             =======   =======

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

MARCH 31, 1996 AND 1995
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                           1996     1995
                                                                             -------   -------
CURRENT LIABILITIES:
  Bank borrowings (Note D).................................................  $    31   $ 1,106
  Accounts payable.........................................................    8,205     7,529
  Accrued payroll and related taxes........................................    2,347     2,341
  Other accrued expenses...................................................    3,187     2,951
  Income taxes.............................................................      218       567
  Net current liabilities of discontinued operations (Note J)..............      500       600
  Current maturities of long-term debt (Note D)............................    1,166     1,364
                                                                             -------   -------
TOTAL CURRENT LIABILITIES..................................................   15,654    16,458
LONG-TERM DEBT (Note D)....................................................   11,982    13,162
NET LONG-TERM LIABILITIES OF
  DISCONTINUED OPERATIONS (Note J).........................................      205       481
CONTINGENCIES (Note I).....................................................
                                                                             -------   -------
TOTAL LIABILITIES..........................................................   27,841    30,101
SHAREHOLDERS' EQUITY (Note E):
  Preferred Shares, authorized and unissued, 2,000,000 shares
  Common Shares, no par value; authorized, 12,000,000 shares;
     issued and outstanding, 5,076,950 at March 31, 1996 and
     5,011,523 at March 31, 1995...........................................    2,538     2,506
  Additional paid-in capital...............................................    4,224     4,090
  Retained earnings........................................................    7,870     6,699
  Foreign currency translation adjustment..................................     (102)      773
                                                                             -------   -------
TOTAL SHAREHOLDERS' EQUITY.................................................   14,530    14,068
                                                                             -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $42,371   $44,169
                                                                             =======   =======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                1996         1995         1994
                                                              ---------    ---------    ---------
REVENUES (Note K)...........................................  $  95,821    $  91,766    $  90,188
COSTS AND EXPENSES:
  Cost of goods sold (Note K)...............................     83,701       79,214       78,219
  Selling and administrative................................      9,151        8,816        8,327
  Interest expense..........................................      1,126        1,307        1,135
  Other income -- net (Note F)..............................        (51)        (485)      (1,353)
                                                              ---------    ---------    ---------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....      1,894        2,914        3,860
INCOME TAXES (Note G).......................................        723          902          990
                                                              ---------    ---------    ---------
EARNINGS FROM CONTINUING OPERATIONS.........................      1,171        2,012        2,870
LOSS FROM DISCONTINUED OPERATIONS (Note J)..................                               (1,452)
                                                              ---------    ---------    ---------
NET EARNINGS................................................  $   1,171    $   2,012    $   1,418
                                                               ========     ========     ========
PER COMMON AND COMMON EQUIVALENT SHARE:
  Earnings from continuing operations.......................  $    0.23    $    0.40    $    0.57
  Loss from discontinued operations.........................                                (0.29)
                                                              ---------    ---------    ---------
Net earnings................................................  $    0.23    $    0.40    $    0.28
                                                               ========     ========     ========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
  (Note E)..................................................  5,067,483    5,046,743    5,077,948
                                                               ========     ========     ========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                         FOREIGN
                                             COMMON SHARES      ADDITIONAL               CURRENCY
                                           ------------------    PAID-IN     RETAINED   TRANSLATION
                                            SHARES     AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT
                                           ---------   ------   ----------   --------   ----------
MARCH 31, 1993...........................  4,999,395   $2,500     $4,065      $3,274      $   69
  Net earnings...........................                                      1,418
  Cash in lieu of fractional shares (Note
     E)..................................                                         (2)
  Foreign currency translation
     adjustment..........................                                                   (708)
                                           ---------   ------   ----------   --------   ----------
MARCH 31, 1994...........................  4,999,395   2,500       4,065       4,690        (639)
  Net earnings...........................                                      2,012
  Cash in lieu of fractional shares (Note
     E)..................................                                         (3)
  Common Shares issued...................     12,128       6          25
  Foreign currency translation
     adjustment..........................                                                  1,412
                                           ---------   ------   ----------   --------   ----------
MARCH 31, 1995...........................  5,011,523   2,506       4,090       6,699         773
  Net earnings...........................                                      1,171
  Common Shares issued...................     65,427      32         134
  Foreign currency translation
     adjustment..........................                                                   (875)
                                           ---------   ------   ----------   --------   ----------
MARCH 31, 1996...........................  5,076,950   $2,538     $4,224      $7,870      $ (102)
                                            ========   =======  =========    ========   ==========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                     INCREASE (DECREASE) IN CASH                        1996     1995     1994
                                                                       ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.......................................................  $1,171   $2,012   $1,418
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation..................................................   1,117    1,060      941
       Amortization of intangibles...................................      60      (26)     (13)
       Deferred income taxes.........................................     164      219       59
       Loss from discontinued operations.............................                     1,452
       Gain on sale of assets........................................     (31)    (360)    (654)
       Change in assets and liabilities:
          Receivables................................................  (1,589)     320    2,586
          Inventories................................................     804     (288)    (756)
          Prepaid expenses and other assets..........................     154      (22)      83
          Accounts payable and accrued expenses......................     985       24   (2,532)
          Income taxes...............................................      13     (757)  (1,116)
       Net cash used in discontinued operations......................    (377)    (935)  (1,092)
                                                                       ------   ------   ------
          Net cash provided by operating activities..................   2,471    1,247      376
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets......................................     108      448      687
  Expenditures for property, plant and equipment.....................    (250)    (425)    (802)
                                                                       ------   ------   ------
          Net cash provided by (used in) investing activities........    (142)      23     (115)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Shares..............................................     166       31
  Bank borrowings -- net.............................................  (1,037)    (229)     380
  Additions to long-term debt........................................            7,243
  Payments on long-term debt.........................................  (1,381)  (9,140)  (2,052)
                                                                       ------   ------   ------
          Net cash used in financing activities......................  (2,252)  (2,095)  (1,672)
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................      (1)       2       (6)
                                                                       ------   ------   ------
NET INCREASE (DECREASE) IN CASH......................................      76     (823)  (1,417)
CASH AT BEGINNING OF YEAR............................................     363    1,186    2,603
                                                                       ------   ------   ------
CASH AT END OF YEAR..................................................  $  439   $  363   $1,186
                                                                       ======   ======   ======
CASH PAID FOR:
  Income taxes.......................................................  $  575   $1,328   $2,227
                                                                       ======   ======   ======
  Interest...........................................................  $1,095   $1,362   $1,186
                                                                       ======   ======   ======
NON-CASH INVESTING AND FINANCING ACTIVITY -- Capital leases..........  $  414   $  139   $  530
                                                                       ======   ======   ======

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

     REVENUE RECOGNITION -- Revenues from fixed-price contracts are generally recognized using the percentage-of-completion method for financial accounting purposes. Revenues from cost reimbursement and time and material contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs at completion. Claims for recovery of additional contract costs are recognized only to the extent that the recoverable amounts can be determined with reasonable certainty. Costs not recoverable upon completion of contracts are immediately charged against earnings.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES -- Inventories are valued at the lower of cost or market using the first-in, first-out method.

     DEPRECIATION -- Property, plant and equipment, including capital leases, is depreciated over its estimated useful life principally by the straight-line method.

     NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE -- Net earnings per share is computed by dividing net earnings by the weighted average number of Common Shares outstanding during each period, adjusted for the dilutive effect, if any, of stock options and stock warrants.

     FOREIGN CURRENCY TRANSLATION -- The assets and liabilities of the Corporation's wholly-owned U.K. subsidiary are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period. Translation gains and losses are recorded in shareholders' equity and transaction gains and losses are included in the consolidated statement of earnings for the period.

B. RECEIVABLES

                                                                           MARCH 31,
                                                                      -------------------
                                                                       1996        1995
                                                                      -------     -------
     Trade accounts receivable......................................  $ 9,087     $ 8,652
     Contract receivables:
       Amounts billed...............................................    8,019       6,749
       Recoverable costs and accrued profit on work completed
          but not yet billed........................................    1,696       2,290
     Other..........................................................      165         109
                                                                      -------     -------
                                                                       18,967      17,800
     Less allowance for doubtful accounts...........................     (658)       (595)
                                                                      -------     -------
                                                                      $18,309     $17,205
                                                                      =======     =======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

C. INVENTORIES

                                                                           MARCH 31,
                                                                      -------------------
                                                                       1996        1995
                                                                      -------     -------
     Finished goods.................................................  $ 6,352     $ 7,105
     Work-in-progress...............................................    1,101       1,107
     Raw materials and supplies.....................................    1,182       1,780
                                                                      -------     -------
                                                                      $ 8,635     $ 9,992
                                                                      =======     =======

D. LONG-TERM DEBT

                                                                           MARCH 31,
                                                                      -------------------
                                                                       1996        1995
                                                                      -------     -------
     U.S. Revolving Credit Line.....................................  $ 4,638     $ 4,879
     U.S. Mortgage..................................................    2,017       2,350
     U.K. Term Loans................................................    5,805       6,484
     Capital leases.................................................      688         813
                                                                      -------     -------
                                                                       13,148      14,526
     Less current maturities........................................   (1,166)     (1,364)
                                                                      -------     -------
                                                                      $11,982     $13,162
                                                                      =======     =======

     The U.S. Revolving Credit Line is a revolving credit facility with a U.S. business credit corporation which provides up to $10 million. The credit facility expires March 15, 2000. Interest is paid monthly at the lender's base rate plus 2%, (10 1/4% at March 31, 1996). Availability under the facility is based upon the billed and unbilled accounts receivable of its U.S. operations. At March 31, 1996, additional availability under the revolving credit facility was $800. Under the terms of the credit facility, the Corporation is restricted from declaring or paying cash dividends without the consent of the lender.

     The U.S. Mortgage is collateralized by the Corporation's Dayton, Ohio real property. The mortgage termination date is March 31, 1998. Interest is paid monthly at the bank's base rate plus 2% (10 1/4% at March 31, 1996). Annual payments under the mortgage are as follows: 1997 -- $183, and 1998 -- $1,834.

     Substantially all U.S. assets (except shares of foreign subsidiaries and all related assets) are pledged as collateral for the revolving credit line and mortgage.

     The U.K. Term Loans are two ten year term loans with a U.K. bank which were put in place in July 1995. The loans have quarterly principal payments which total $153, plus interest, at the bank's base rate plus 1 1/2% (7 3/4% at March 31, 1996). Substantially all U.K. assets (except shares of the U.K. subsidiaries and all related assets) are pledged as collateral for these loans. The U.K. Term Loans include certain tangible net worth requirements specific to the U.K. subsidiaries. In addition, the Corporation has a $3,819 U.K. operating line of credit with $3,788 unused at March 31, 1996. Interest is paid quarterly on the operating line of credit at the bank's base rate plus 1 1/2% (7 3/4% at March 31, 1996).

     Annual payments of long-term debt, including capital leases, for the next five years are as follows: 1997 -- $1,166; 1998 -- $2,709; 1999 -- $663;
2000 -- $5,250 and 2001 -- $611. The carrying value of long-term debt approximates fair value at March 31, 1996 and 1995.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

E. SHAREHOLDERS' EQUITY

     The Corporation has four stock option plans permitting the grant of options to purchase common shares to officers and key employees, namely, the 1981 Incentive Stock Option Plan, the 1985 Incentive Stock Option Plan, the 1985 Incentive Stock Option Scheme for U.K. Employees and the 1995 Incentive Stock Option Plan. The 1985 U.K. Scheme has been administered as part of the 1985 Incentive Stock Option Plan. The authority to grant options under the 1981 Plan and the 1985 Plans has expired; however, 30,320 options granted under the 1981 Plan and 30,320 options granted under the 1985 Plans are still outstanding. Under the 1995 Plan, the grant of options to purchase up to 250,000 Common Shares is authorized through May 2005, and 66,000 options are outstanding. Option grants are made at the fair market value on the date of grant and expire five to ten years later. At March 31, 1996, there were 126,640 options outstanding with an exercise price of $2.57 to $3.14 per share, of which 54,574 were exercisable at $2.57 to $3.14 per share. Options granted under the Plans will expire through November 2005. On April 30, 1996, the Board of Directors approved the immediate vesting of all outstanding stock options.

     The Corporation measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Corporation has elected to continue measuring compensation cost in accordance with APB Opinion No. 25 and will adopt the disclosure of SFAS No. 123 in fiscal 1997.

     The Corporation issued warrants to shareholders of record on December 23, 1994. For each five common shares held, the Corporation distributed one warrant which may be used to purchase one common share. The warrants entitle the holders to purchase in the aggregate 999,487 common shares. The purchase price is $7.125 per share through January 31, 1997, and $8.625 from February 1, 1997 through January 31, 1998. The Corporation may reduce the purchase price at any time.

     In October 1995, the Corporation issued warrants to outside consulting firms to purchase 125,000 common shares at $3.031 per share. The warrants expire in October 1998.

     The Corporation distributed a 10% stock dividend in fiscal 1995 and a 5% stock dividend in fiscal 1994. These transactions have been reflected in the financial statements retroactively for all periods presented.

F. OTHER INCOME -- NET

                                                                   YEAR ENDED MARCH 31,
                                                                 -------------------------
                                                                 1996     1995       1994
                                                                 ----     -----     ------
     Gain on sale of assets....................................  $ 31     $ 360     $  654
     Foreign currency transaction gain.........................                        309
     U.K. tax rebates related to intercompany dividends........             110        307
     Other.....................................................    20        15         83
                                                                 ----     -----     ------
                                                                 $ 51     $ 485     $1,353
                                                                 ====     =====     ======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

G. INCOME TAXES

     The provisions for income taxes include the following:

                                                                   YEAR ENDED MARCH 31,
                                                                 -------------------------
                                                                 1996     1995       1994
                                                                 ----     -----     ------
     Domestic -- deferred......................................  $198     $ 324     $   (7)
                                                                 ----     -----     ------
     Foreign:
       Current.................................................   573       683        931
       Deferred................................................   (48)     (105)        66
                                                                 ----     -----     ------
     Total foreign tax provision...............................   525       578        997
                                                                 ----     -----     ------
                                                                 $723     $ 902     $  990
                                                                 ====     =====     ======

     Deferred tax assets recorded in the balance sheets include the following tax effects:

                                                                           MARCH 31,
                                                                      -------------------
                                                                       1996        1995
                                                                      -------     -------
     Domestic:
       Contract accounting..........................................  $   206     $   370
       Net operating loss carryforwards.............................    4,091       4,259
       Provision for loss on discontinued operations................      482         700
       Other........................................................      155         (99)
                                                                      -------     -------
                                                                        4,934       5,230
     Less valuation allowance.......................................   (3,796)     (3,921)
                                                                      -------     -------
     Total domestic deferred tax assets.............................    1,138       1,309
                                                                      -------     -------
     Foreign:
       Capital loss carryforward....................................    2,223       2,359
       Tax prepayments not currently utilized.......................    1,842       2,313
       Depreciation expense.........................................     (568)       (662)
       Other........................................................       96         118
                                                                      -------     -------
                                                                        3,593       4,128
     Less valuation allowance.......................................   (2,223)     (2,359)
                                                                      -------     -------
     Total foreign deferred tax assets..............................    1,370       1,769
                                                                      -------     -------
                                                                      $ 2,508     $ 3,078
                                                                      =======     =======

     At March 31, 1996, the Corporation has accumulated domestic net operating loss carryforwards (expiring in 2005 through 2009) of approximately $12,000 available to offset future domestic taxable income.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

     The differences between income taxes at the federal statutory rate and the effective tax rate are as follows:

                                                                     YEAR ENDED MARCH 31
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
     Income taxes at federal statutory rate.....................   34.0%     34.0%     34.0%
     Foreign tax rate differential..............................   (0.7)     (0.7)     (1.0)
     U.K. pension...............................................    2.3       0.5       0.1
     U.K. amortization of intangibles...........................    0.9      (0.5)     (0.3)
     Non-taxable gain on sale of a U.K. building................                       (3.8)
     Currency...................................................                       (2.6)
     Other......................................................    1.7      (2.3)     (0.8)
                                                                  -----     -----     -----
     Effective tax rate.........................................   38.2%     31.0%     25.6%
                                                                  =====     =====     =====

     Earnings from continuing operations before income taxes includes $1,312, $1,962, and $3,882 in 1996, 1995 and 1994, respectively, of foreign earnings.

     Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $15,900 at March 31, 1996. Determination of the amount of the unrecognized deferred tax liability for these undistributed earnings is not practicable.

H. RETIREMENT PLANS

     The Corporation has defined benefit retirement plans covering substantially all of its employees. The domestic plan is non-contributory and the foreign plans are contributory. Benefits are principally based upon years of service and level of earnings. For the domestic plan, the Corporation funds at a rate that meets or exceeds the minimum amounts required by ERISA. The Corporation's contributions to the foreign plans are funded monthly based on actuarial determined contribution rates. Employee contributions to the foreign plans are voluntary. The components of net pension expense for all plans are as follows:

                                                       YEAR ENDED MARCH 31
                                -----------------------------------------------------------------
                                       1996                   1995                   1994
                                -------------------    -------------------    -------------------
                                DOMESTIC   FOREIGN     DOMESTIC   FOREIGN     DOMESTIC   FOREIGN
                                --------   --------    --------   --------    --------   --------
Service cost...................   $477      $  425       $492       $383        $444       $342
Interest cost..................    446         663        429        563         450        473
Actual (return) loss on
  assets.......................   (732)     (1,476)      (438)      (566)         38       (458)
Net amortization and
  deferral.....................    324       1,035         33        134        (475)        69
                                --------   --------    --------   --------    --------   --------
Pension expense................   $515      $  647       $516       $514        $457       $426
                                ========   ========    ========   ========    ========   ========

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

     Summary information for the funded plans is as follows:

                                                                      MARCH 31
                                                     ------------------------------------------
                                                            1996                   1995
                                                     -------------------    -------------------
                                                     DOMESTIC   FOREIGN     DOMESTIC   FOREIGN
                                                     --------   --------    --------   --------
Vested benefit obligation..........................   $4,398     $5,732      $3,603     $5,779
                                                     ========   ========    ========   ========
Accumulated benefit obligation.....................   $4,819     $5,732      $4,171     $5,779
                                                     ========   ========    ========   ========
Projected benefit obligation.......................   $6,311     $7,640      $5,483     $7,680
Fair value of plan assets..........................    6,112      8,243       4,786      6,852
                                                     --------   --------    --------   --------
Plan assets greater (less) than projected benefit
  obligation.......................................     (199)       603        (697)      (828)
Reconciliation of financial status of plans to
  amounts recorded in the balance sheets:
     Unamortized plan assets in excess of plan
       liabilities (overfunding) to be recognized
       as a reduction of future years' pension
       expense.....................................     (169)      (726)       (305)      (843)
     Unrecognized net loss (gain) from experience
       different than plan assumptions.............      391        825         592      2,452
     Unamortized prior service cost from change in
       benefit formula.............................      360      1,231         455      1,404
                                                     --------   --------    --------   --------
Pension asset included in the balance sheets.......   $  383     $1,933      $   45     $2,185
                                                     ========   ========    ========   ========

     For the domestic plan, the weighted average discount rate used was 7.5% in 1996 and 1995. Where appropriate, the projected rate of compensation increases was 4.5% in 1996 and 1995. The expected long-term rate of return on plan assets was 8% in 1996 and 1995.

     Domestic plan assets are primarily invested in listed stocks and bonds and U.S. government obligations. Approximately 9% of the fair value of the assets at March 31, 1996 is comprised of Common Shares of the Corporation.

     For the foreign plans, the weighted average discount rate used was 9% in 1996 and 1995. The projected rate of compensation increases was 7% in 1996 and 1995. The expected long-term rate of return on plan assets was 9% in 1996 and 1995. Foreign plan assets are invested in managed fund units in the United Kingdom.

     The Company had an unfunded pension agreement with its Chairman with a projected benefit obligation (which approximated the accumulated benefit obligation) of $546 at March 31, 1995. In connection with the Chairman's announced retirement plans in February 1996 and negotiations to sell his shares to a private investor group, which were finalized in April 1996, this pension agreement was terminated and replaced with a new agreement. The total amount due under the new agreement of $700 is accrued at March 31, 1996. The amount accrued under the pension agreement was $354 at March 31, 1995.

     The Corporation has a defined contribution 401(k) savings plan covering substantially all domestic employees. The Corporation's policy is to contribute a specified percentage of the employees' contribution as determined periodically by the Corporation. Plan expense was $169 in 1996, $170 in 1995 and $135 in 1994.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

I. LEASES AND CONTINGENCIES

     The Corporation leases various land, buildings and equipment (principally for the U.K. companies) under capital and operating lease obligations with non-cancelable terms ranging from 2 to 30 years. Minimum lease commitments as of March 31, 1996 are:

                                                                 CAPITAL       OPERATING
                                                                  LEASES         LEASES
                                                                ----------     ----------
     1997.....................................................     $402         $    840
     1998.....................................................      285              834
     1999.....................................................       57              805
     2000.....................................................                       667
     2001.....................................................                       619
     Later years..............................................                     6,316
                                                                ----------     ----------
     Total minimum lease payments.............................      744         $ 10,081
                                                                               ==========
     Amount representing interest.............................      (56)
                                                                ----------
     Present value of minimum lease payments..................      688
     Less current maturities of capital leases................      371
                                                                ----------
     Long-term portion of capital leases......................     $317
                                                                ==========

     At March 31, 1996 and 1995, buildings and equipment under capital leases of $2,297 and $2,772 (less accumulated depreciation of $1,295 and $1,592), respectively, is included in property, plant and equipment. Rent expense under operating leases was $993, $922 and $928 for the years ended March 31, 1996, 1995 and 1994, respectively.

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

J. DISCONTINUED OPERATIONS

     In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment. In fiscal 1989 and 1990, provisions for losses on discontinued operations were recorded. Subsequently, the Corporation disposed of substantially all of the net assets of the Segment; however, remaining obligations related to this Segment include a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and product liability claims related to products sold prior to the sale of the domestic Industrial Segment.

     In fiscal 1994, the Corporation's major tenant of the leased facility in Knoxville filed for bankruptcy. The potential loss of future rental income from this property caused the Corporation to determine that an additional provision for loss related to discontinued operations was required. Accordingly, an after-tax charge of $1,452 (net of a tax benefit of $748) was recorded in the year ended March 31, 1994. The Corporation does not anticipate any further additions to this reserve.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

     In the year ended March 31, 1994, the provision for losses on disposal increased by the $2,200 charge previously discussed. Charges to the provision for the settlement of liabilities was $1,236 resulting in a remaining balance of $2,572 at March 31, 1994. During the year ended March 31, 1995, the provision for losses on disposal increased by $700 as a result of the favorable settlement with the bankruptcy court related to the major tenant who filed bankruptcy in 1994. Charges to the provision for the settlement of liabilities was $1,212 leaving a balance of $2,060 at March 31, 1995. In the year ended March 31, 1996, the provision for losses on disposal increased $140 from asset sales and decreased $781 from charges to the provision for settlement of liabilities, leaving a balance of $1,419 at March 31, 1996.

     The Corporation is directly or contingently liable for lease and other minimum commitments related to property formerly used by its discontinued operations. Net of minimum sublease rentals to be received, commitments are as follows: 1997 -- $479; 1998 -- $539 and 1999 -- $274.

K. INDUSTRY SEGMENTS

     The Corporation's operations consist of three segments.

          - Leisure Marine equipment distribution in the U.K.
          - Housewares manufacturing and distribution in the U.K.
          - Life Sciences and Engineering in the U.S.

     The Leisure Marine distribution segment sells to boat manufacturers and marine retailers more than 4,000 items of marine equipment including hardware and electronics, outboard, inboard and stern drive engines, personal watercraft, engine controls, steering systems and associated replacement parts. They are the exclusive distributor in the U.K. and Ireland for many well-known brand names such as Mercury, MerCruiser and Sea Doo.

     The Housewares manufacturing segment manufactures and markets ironing tables, household ladders, rotary dryers, indoor airers, child safety gates and garden equipment. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers and department stores, primarily in the U.K. and Ireland.

     The Life Sciences and Engineering segment is engaged in basic and applied biotechnological research and supplies engineering technical services pursuant to contracts primarily with agencies of the United States Government.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

     Information concerning the Corporation's operations in different industry segments is presented in the following table:

                                                                       YEAR ENDED MARCH 31
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
REVENUES FROM UNAFFILIATED CUSTOMERS(1):
  Leisure Marine...............................................   $25,034    $20,923    $19,835
  Housewares...................................................    26,442     26,891     25,882
  Life Sciences and Engineering(2).............................    44,345     43,952     44,471
                                                                  -------    -------    -------
                                                                  $95,821    $91,766    $90,188
                                                                  =======    =======    =======
OPERATING PROFIT:
  Leisure Marine...............................................   $ 1,932    $ 1,021    $ 1,225
  Housewares...................................................      (847)       599      1,310
  Life Sciences and Engineering................................     3,786      3,894      2,949
                                                                  -------    -------    -------
                                                                    4,871      5,514      5,484
  Other income -- net..........................................        51        485      1,353
  Interest expense.............................................    (1,126)    (1,308)    (1,135)
  Corporate expense............................................    (1,902)    (1,777)    (1,842)
                                                                  -------    -------    -------
Earnings from continuing operations before income taxes........   $ 1,894    $ 2,914    $ 3,860
                                                                  =======    =======    =======
IDENTIFIABLE ASSETS:
  Leisure Marine...............................................   $15,900    $15,904    $15,433
  Housewares...................................................    10,167     11,583     10,415
  Life Sciences and Engineering................................    10,723     10,331     10,370
  Other........................................................     5,581      6,351      7,007
                                                                  -------    -------    -------
                                                                  $42,371    $44,169    $43,225
                                                                  =======    =======    =======
DEPRECIATION:
  Leisure Marine...............................................   $   377    $   363    $   276
  Housewares...................................................       559        507        466
  Life Sciences and Engineering................................       150        163        171
  Other........................................................        31         27         28
                                                                  -------    -------    -------
                                                                  $ 1,117    $ 1,060    $   941
                                                                  =======    =======    =======
CAPITAL ADDITIONS:
  Leisure Marine...............................................   $   298    $    87    $   660
  Housewares...................................................       349        341        502
  Life Sciences and Engineering................................        17         83        161
  Other........................................................                   53          9
                                                                  -------    -------    -------
                                                                  $   664    $   564    $ 1,332
                                                                  =======    =======    =======
- ---------------

(1) Revenues from tangible products were $59,384, $57,747 and $60,225, and revenues from services were $36,437, $34,019 and $29,963 for the years ended March 31, 1996, 1995 and 1994, respectively. Related cost of goods sold for tangible products was $51,245, $49,317 and $51,531, and related cost of services was $32,456, $29,897 and $26,688, respectively.

(2) Includes revenues from the U.S. Government of $44,091 in 1996, $43,637 in 1995 and $42,406 in 1994.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

L. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FISCAL
                                             YEAR
                                             ENDED
                                             MARCH     FOURTH       THIRD      SECOND       FIRST
                                              31       QUARTER     QUARTER     QUARTER     QUARTER
                                            -------   ---------   ---------   ---------   ---------
REVENUES..................................    1996    $  24,717   $  22,175   $  23,904   $  25,025
                                              1995       24,027      22,698      23,217      21,824
GROSS PROFIT..............................    1996        3,127       2,640       3,114       3,239
                                              1995        2,780       3,013       3,370       3,389
NET EARNINGS..............................    1996          210         156         419         386
                                              1995          252         405         604         751
NET EARNINGS PER SHARE....................    1996         0.04        0.03        0.08        0.08
                                              1995         0.05        0.08        0.12        0.15
AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES..................................    1996    5,121,388   5,058,907   5,051,409   5,038,213
  OUTSTANDING.............................    1995    5,053,210   5,058,017   5,043,539   5,031,926

                                *  *  *  *  *  *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference from the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 16, 1996, except for certain information concerning the executive officers of the Corporation which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 16, 1996, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 16, 1996, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 16, 1996, and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

     Independent Auditors' Report.

     Consolidated Balance Sheets -- March 31, 1996 and 1995.

     Consolidated Statements of Earnings -- for the fiscal years ended March 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity -- for the fiscal years ended March 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows -- for the fiscal years ended March 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements -- for the fiscal years ended March 31, 1996, 1995 and 1994.

     (a) (2) Financial Statement Schedules

               Independent Auditors' Report --.....   At page 28 of this Report.
               Schedule I --.......................  Condensed financial information of registrant
                                                     (at pages 29-31 of this Report)
               Schedule II --......................  Valuation and qualifying accounts (at page 32 of this Report)

     The information required to be submitted in Schedules III, IV and V for KRUG International Corp. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

     (b) Reports on Form 8-K

         During the quarter ended March 31, 1996, no Reports on Form 8-K were filed by the Corporation.

     (c) Exhibits. See Index to Exhibits

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, KRUG INTERNATIONAL CORP. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 24TH DAY OF JUNE, 1996.
                                            KRUG INTERNATIONAL CORP.

                                            By: /s/ CHARLES LINN HASLAM
                                                --------------------------------
                                                      Charles Linn Haslam
                                                 President and Chief Executive
                                                            Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KRUG INTERNATIONAL CORP. AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ CHARLES LINN HASLAM                 President & Chief Executive Officer
- ------------------------------------    and Director
    Charles Linn Haslam

/s/ THOMAS W. KEMP                      Vice President -- Finance/Treasurer
- ------------------------------------    (Principal Financial and Accounting Officer)
    Thomas W. Kemp

/s/ JAMES J. MULLIGAN                   Director
- ------------------------------------
    James J. Mulligan

  * W. EDWARD GREENHALGH                Director                                          June 24, 1996
- ------------------------------------
    W. Edward Greenhalgh

  * T. WAYNE HOLT                       Director
- ------------------------------------
    T. Wayne Holt

  * ROBERT M. THORNTON, JR.             Director
- ------------------------------------
    Robert M. Thornton, Jr.

     *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the fiscal year ended March 31, 1996 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.
                                            /s/ CHARLES LINN HASLAM
                                            ------------------------------------
                                                Charles Linn Haslam
                                                Their Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
KRUG International Corp.
Dayton, Ohio

     We have audited the consolidated financial statements of KRUG International Corp. and subsidiaries as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 17, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of KRUG International Corp. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 17, 1996

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                    OF REGISTRANT, KRUG INTERNATIONAL CORP.

                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

================================================================================================
                                                                         MARCH 31,     MARCH 31,
                                                                           1996          1995
- ------------------------------------------------------------------------------------------------
ASSETS
Current assets.........................................................   $   798       $   780
Property, plant & equip. -- net........................................       751           836
Receivable from subsidiaries...........................................     4,646         4,087
Investment in subsidiaries on the equity method........................    27,186        27,255
Other assets...........................................................     1,574         1,642
                                                                         ---------     ---------
                                                                          $34,955       $34,600
                                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities....................................................   $ 1,892       $ 1,726
Payable to subsidiaries................................................    11,497        10,977
Subsidiary liability guaranteed by registrant..........................       564           934
Long-term debt.........................................................     6,472         6,895
                                                                         ---------     ---------
     Total liabilities.................................................    20,425        20,532
                                                                         ---------     ---------
Shareholders' equity:
  Common shares........................................................     2,538         2,506
  Additional paid-in capital...........................................     4,224         4,090
  Retained earnings....................................................     7,870         6,699
  Foreign currency translation adjustment..............................      (102)          773
                                                                         ---------     ---------
     Total shareholders' equity........................................    14,530        14,068
                                                                         ---------     ---------
                                                                          $34,955       $34,600
                                                                         ========      ========

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                    OF REGISTRANT, KRUG INTERNATIONAL CORP.

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                             (AMOUNTS IN THOUSANDS)

==============================================================================================
                                                                        FISCAL YEAR ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                     1996      1995      1994
- ----------------------------------------------------------------------------------------------
Revenues:
  Net sales.......................................................  $  143    $  187    $1,985
  Dividend income from Krug International (UK) LTD................             1,595     4,462
  Dividend income from Krug Life Sciences Inc.....................   1,099     4,614
                                                                    ------    ------    ------
       Total revenues.............................................   1,242     6,396     6,447
Costs and expenses:
  Costs of goods sold.............................................    (282)     (201)    2,501
  Selling and administrative......................................   1,938     1,697     1,712
  Interest expense................................................     938     1,284     1,272
  Other (income), net.............................................     (20)     (448)     (434)
                                                                    ------    ------    ------
Earnings before income taxes and equity in undistributed net
  earnings (loss) of subsidiaries.................................  (1,332)    4,064     1,396
Income taxes -- provided on separate return basis.................    (374)    1,315       475
                                                                    ------    ------    ------
Earnings before equity in undistributed net earnings (loss) of
  subsidiaries....................................................    (958)    2,749       921
Equity in undistributed net earnings (loss) of subsidiaries.......   2,129      (737)      497
                                                                    ------    ------    ------
Net earnings......................................................   1,171     2,012     1,418
Retained earnings, beginning of year..............................   6,699     4,690     3,274
Cash paid in lieu of fractional shares............................                (3)       (2)
                                                                    ------    ------    ------
Retained earnings, end of year....................................  $7,870    $6,699    $4,690
                                                                    ======    ======    ======

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                    OF REGISTRANT, KRUG INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

==============================================================================================
                                                                       FISCAL YEAR ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                  1996       1995       1994
- ----------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net earnings.................................................  $ 1,171    $ 2,012    $ 1,418
  Adjustments to reconcile earnings to cash provided by (used
     in) operating activities:
     Accounts receivable.......................................       40        424        130
     Other.....................................................     (675)       (62)    (1,355)
                                                                 -------    -------    -------
Net cash provided by operating activities......................      536      2,374        193
                                                                 -------    -------    -------
Cash flows provided by (used in) financing activities:
  Increase (decrease) in net payable to subsidiaries...........      (39)      (371)       304
  Bank borrowing -- net........................................              (1,000)       100
  Additions to long-term debt..................................               4,879
  Payments on long-term debt...................................     (573)    (8,746)    (1,665)
  Sale of common shares........................................      166         31
                                                                 -------    -------    -------
Net cash (used in) financing activities........................     (446)    (5,207)    (1,261)
                                                                 -------    -------    -------
Cash flows provided by (used in) investing activities:
  Additions to property, plant and equipment...................       (5)                  (14)
  Proceeds from sale of assets.................................                 422         39
  Cash dividends received from subsidiaries....................               1,595        967
                                                                 -------    -------    -------
Net cash provided by (used in) investing activities............       (5)     2,017        992
                                                                 -------    -------    -------
Net increase (decrease) in cash................................       85       (816)       (76)
Cash at beginning of year......................................      345      1,161      1,237
                                                                 -------    -------    -------
Cash at end of year............................................  $   430    $   345    $ 1,161
                                                                 =======    =======    =======

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (AMOUNTS IN THOUSANDS)

============================================================================================================
                 COL. A                       COL. B                      COL. C                     COL. D
- ------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                          ---------------------------------------
                                                                         CURRENCY
              ALLOWANCE FOR                 BALANCE AT    CHARGED TO    TRANSLATION    DEDUCTIONS    BALANCE
                DOUBTFUL                    BEGINNING     COSTS AND      /FOREIGN         FROM       AT END
                ACCOUNTS                     OF YEAR       EXPENSES     ACQUISITION     RESERVES      YEAR
- ------------------------------------------------------------------------------------------------------------
Year Ended
March 31, 1996...........................    $    595       $  144        $   (37)       $   44      $   658
                                             ========     ========       ========      ========       ======
Year Ended
March 31, 1995...........................    $    634       $   (7)       $    54        $   86      $   595
                                             ========     ========       ========      ========       ======
Year Ended
March 31, 1994...........................    $    597       $  155        $   (19)       $   99      $   634
                                             ========     ========       ========      ========       ======

============================================================================================================
                   COL. A                       COL. B                      COL. C                    COL. D
- ------------------------------------------------------------------------------------------------------------
             DEFERRED INCOME                                             CURRENCY
                TAX ASSET                    BALANCE AT    ADDITIONS    TRANSLATION    DEDUCTIONS    BALANCE
                VALUATION                    BEGINNING        TO         /FOREIGN         FROM       AT END
                ALLOWANCE                     OF YEAR      RESERVES     ACQUISITION     RESERVES     OF YEAR
- ------------------------------------------------------------------------------------------------------------
Year Ended
March 31, 1996............................    $  6,280      $     0       $  (136)       $  125      $ 6,019
                                              ========      =======      ========      ========       ======
Year Ended
March 31, 1995............................    $  6,800      $     0       $   198        $  718      $ 6,280
                                              ========      =======      ========      ========       ======
Year Ended
March 31, 1994............................    $  7,028      $     0       $   (40)       $  188      $ 6,800
                                              ========      =======      ========      ========       ======

                               INDEX TO EXHIBITS

                                                                                 LOCATED AT
                                                                                NUMBERED PAGE
                                                                                -------------
  (3)   ARTICLES OF INCORPORATION AND BY-LAWS:
         3.1  Articles of Incorporation of KRUG International Corp., as
              amended, was filed as Exhibit 3.1 to the Corporation's Report on
              Form 10-K for the year ended March 31, 1992.....................        *
         3.2  Code of Regulations of KRUG International Corp., as amended, was filed as Exhibit 3.2 to the Corporation's Report on Form 10-K
              for the year ended March 31, 1991...............................        *
  (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
        INCLUDING INDENTURES:
         4.1  Credit Agreement among KRUG International Corp.,
              Technology/Scientific Services, Inc., KRUG Life Sciences Inc.
              and Society Bank, N.A., The Central Trust Company, N.A.,
              Comerica Bank, CoreStates Bank, N.A. and Security Pacific
              National Bank dated November 14, 1991 was filed as Exhibit 4.1 to the Corporation's Report on Form 8-K dated November 25, 1991, as well as the following related documents: (i) Amendment No. 1 to the Credit Agreement, dated November 22, 1991; (ii) Form of
              Term Note, dated November 14, 1991; (iii) Form of Revolving
              Credit Note, dated November 14, 1991; (iv) Form of Security
              Agreement, dated November 14, 1991; (v) Amendment No. 1 to
              Security Agreement; (vi) Open-End Mortgage, dated November 14,
              1991 and Amendment No. 1 to Open-End Mortgage, dated November
              22, 1991........................................................        *
         4.2  Amendment No. 2 to the Credit Agreement (listed at 4.1 immediately above) dated July 31, 1992 was filed as Exhibit 4.4 to the Corporation's Report on Form 10-K for the year ended
              March 31, 1993..................................................        *
         4.3  Amendment to the Credit Agreement (listed at 4.1 above) dated
              May 25, 1993 was filed as Exhibit 4.5 to the Corporation's
              Report on Form 10-K for the year ended March 31, 1993...........        *
         4.4  Amendment No. 2 to the Credit Agreement (listed at 4.1 above)
              dated June 10, 1994 was filed as Exhibit 4.6 to the
              Corporation's Report on Form 8-K dated June 17, 1994............        *
         4.5  Amendment No. 4 to the Credit Agreement (listed at 4.1 above)
              dated March 16, 1995 was filed as Exhibit 4.7 to the
              Corporation's Report on Form 10-K for the year ended March 31,
              1995............................................................        *
         4.6  Loan and Security Agreement dated March 16, 1995 among KRUG
              International Corp., KRUG Life Sciences Inc.,
              Technology/Scientific Services, Inc. and Transamerica Business
              Credit Corporation was filed as Exhibit A on Form 8-K dated
              March 17, 1995..................................................        *
         4.7  Amendment No. 1 to the Loan and Security Agreement (listed at
              4.6 above) dated September 26, 1995 is filed as an Exhibit to
              this Report.....................................................       35
         4.8  Loan Facility dated December 8, 1994 among KRUG International
              (UK) Limited, Sowester Limited and National Westminster Bank is
              filed as an Exhibit to this Report..............................       37
         4.9  Loan Facility dated December 8, 1994 among KRUG International
              (UK) Limited, Beldray Limited and National Westminster Bank is
              filed as an Exhibit to this Report..............................       57

                                                                                 LOCATED AT
                                                                                NUMBERED PAGE
                                                                                -------------
        MATERIAL CONTRACTS:
        10.1  1981 Incentive Stock Option Plan, as amended was filed as
              Exhibit 10.1 to the Corporation's Report on Form 10-K for the
              year ended March 31, 1993.......................................        *
        10.2  1985 Incentive Stock Option Plan, as amended was filed as
              Exhibit 10.2 to the Corporation's Report on Form 10-K for the
              year ended March 31, 1993.......................................        *
        10.3  1995 Incentive Stock Option Plan is filed as an Exhibit to this
              Report..........................................................       76
        10.4  Consulting Agreement between KRUG International Corp. and
              Maurice F. Krug dated April 30, 1996 is filed as an Exhibit to
              this Report.....................................................       81
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

                                                              PERCENTAGE OF
                                      JURISDICTION IN       VOTING SECURITIES
       NAME OF SUBSIDIARY            WHICH INCORPORATED           OWNED
- ---------------------------------    ------------------     -----------------
Technology/Scientific Services,
  Inc.                                     Ohio                    100%
KRUG Life Sciences Inc.                    Ohio                    100%
KRUG Properties Inc.                       Ohio                    100%(1)
KRUG Properties Ltd.                  Ontario, Canada              100%(1)
KRUG International (U.K.) Ltd.        United Kingdom               100%
Beldray Limited                       United Kingdom               100%(2)
Sowester Limited                      United Kingdom               100%(2)

       ----------------------

       (1) Subsidiaries included within discontinued operations.

       (2) Subsidiaries of KRUG International (U.K.) Ltd.

 (23)   CONSENTS OF EXPERTS AND COUNSEL:
        23.1  Consent of Deloitte & Touche LLP dated June 27, 1996 with respect to material incorporated by reference into KRUG
              International Corp. Post-Effective Amendment No. 1 to the
              Registration Statement on Form S-8 (No. 2-81404) relating to the
              Corporation's 1981 Incentive Stock Option Plan, the Registration
              Statement on Form S-8 (No. 33-22847) relating to the
              Corporation's 1985 Incentive Stock Option Plan, the Registration
              Statement on Form S-8 (No. 33-67920) relating to the
              Corporation's Incentive Share Option Scheme 1985 and the
              Registration Statement on Form S-8 (No. 333-06129) relating to
              the Corporation's 1995 Incentive Stock Option Plan                     90
 (24)   POWER OF ATTORNEY:
              Powers of attorney of any person who signed this Report on Form
              10-K by authorizing another person to sign on his behalf
              pursuant to said power of attorney                                     91
 (27)   FINANCIAL DATA SCHEDULE:
              Financial Data Schedule for the fiscal year ended March 31, 1996       94

- ---------------

* Indicates that this Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.