Form 10-Q
period 1996-06-30
KRUG INTERNATIONAL CORP
filed 1996-08-13
CIK 96793

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .......................

Commission File Number 0-2901

                            KRUG INTERNATIONAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Ohio                                            31-0621189
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

6 North Main Street  Suite 500  Dayton, Ohio                    45402-1900
- --------------------------------------------                -------------------
(Address of principal executive offices)                        (Zip Code)

(513) 224-9066
- --------------------------------------------------
(Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x   No
   ---    ---

The number of Common Shares, without par value, outstanding as of August 5, 1996 was 5,151,206.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)

                                              June 30,  March 31,
                                                1996      1996
                                              -------   --------
ASSETS
Current Assets:
  Cash                                        $ 3,074    $   439
  Receivables                                  17,239     18,309
  Inventories (Note B)                          8,100      8,635
  Prepaid expenses                                917        627
                                              -------    -------
       Total Current Assets                    29,330     28,010
                                              -------    -------
Property, Plant and Equipment                  15,993     15,701
  Less accumulated depreciation                 6,737      6,444
                                              -------    -------
                                                9,256      9,257

Pension Asset                                   2,415      2,316
Deferred Tax Assets                             2,002      2,508
Other Assets                                      255        280
                                              -------    -------
Total Assets                                  $43,258    $42,371
                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                             $          $    31
  Accounts payable                              9,008      8,205
  Accrued expenses                              5,494      5,534
  Income taxes                                    222        218
  Net current liabilities of discontinued
    operations (Note D)                           500        500
  Current maturities of long-term debt          1,158      1,166
                                              -------    -------
       Total Current Liabilities               16,382     15,654
                                              -------    -------
Long-Term Debt                                 10,905     11,982
Net Non-Current Liabilities of Discontinued
  Operations (Note D)                              22        205
                                              -------    -------
Total Liabilities                              27,309     27,841
                                              -------    -------
Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding, 5,126,206
    at June 30, 1996 and
    5,076,950 at March 31, 1996                 2,563      2,538
  Additional paid in capital                    4,337      4,224
  Retained earnings                             8,919      7,870
  Foreign currency translation adjustment         130       (102)
                                              -------    -------
       Total Shareholders' Equity              15,949     14,530
                                              -------    -------
Total Liabilities and Shareholders' Equity    $43,258    $42,371
                                              =======    =======

          See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share)

                                        THREE MONTHS ENDED
                                             June 30,
                                       --------------------
                                         1996        1995
                                       --------    --------
Revenues                               $ 26,507    $ 25,025

Costs and Expenses:
  Costs, including product
    development                          22,442      21,786
  Selling and administrative              2,268       2,357
  Interest expense                          290         297
  Other (income) expense                    (64)         (8)
                                       --------    --------
                                         24,936      24,432
                                       --------    --------

Earnings Before Income Taxes              1,571         593

Income Taxes (Note C)                       522         207
                                       --------    --------

Net Earnings                           $  1,049    $    386
                                       ========    ========


Net Earnings Per Share                 $   0.20    $   0.08
                                       ========    ========

Average Common and Common Equivalent
     Shares Outstanding                   5,174       5,038
                                       ========    ========

                 See notes to consolidated financial statements

                 KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                        increase (decrease) in cash

                                                           THREE MONTHS ENDED
                                                                June 30,
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
     Net Cash Provided by
          Operating Activities                             $ 3,794    $ 1,700
                                                           -------    -------

     Cash Flows From Investing Activities:
             Expenditures for property, plant
               and equipment                                   (88)       (74)
             Proceeds from sale of assets                                   3
                                                           -------    -------
     Net Cash Used in Investing
          Activities                                           (88)       (71)
                                                           -------    -------

     Cash Flows From Financing Activities:
            Bank borrowings-net                                (31)    (1,055)
            Payments on long-term debt                      (1,230)      (515)
            Sale of Common Shares under Options                137
                                                           -------    -------
     Net Cash (Used In) Financing Activities                (1,124)    (1,570)
                                                           -------    -------

     Effect of Exchange Rate Changes on Cash                    53          0
                                                           -------    -------

Net Increase In Cash                                         2,635         59

Cash at Beginning of Period                                    439        363
                                                           -------    -------

Cash at End of Period                                      $ 3,074    $   422
                                                           =======    =======

Cash Paid For:

  Income taxes                                             $     0    $ 1,001
                                                           =======    =======

  Interest                                                 $   329    $   323
                                                           =======    =======

Non-Cash Investing and Financing Activities-
  Capital leases                                           $    47    $    91
                                                           =======    =======

                 See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED JUNE 30, 1996
                         (dollar in thousands)

Note A -- Basis of Presentation

          The Condensed Consolidated Financial Statements for the quarters ended June 30, 1996 and 1995 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. They should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K filed on July 1, 1996. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations, have been made for the periods indicated.

Note B -- Inventories

                                                           June 30,   March 31,
                                                             1996       1996
                                                           --------   --------
  Finished goods                                           $  5,572   $  6,352
  Work-in-process                                             1,281      1,101
  Raw materials and supplies                                  1,247      1,182
                                                           --------   --------
                                                           $  8,100   $  8,635
                                                           ========   ========

Note C -- Income Taxes

          The provisions for income taxes are composed of the following:


     Quarter Ended June 30,                                  1996       1995
     ----------------------                                --------   --------
     Domestic                                                $ 65       $ 16
     Foreign                                                  457        191
                                                             ----       ----
                                                             $522       $207
                                                             ====       ====

Note D -- Discontinued Operations

          In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment include a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and product liability claims related to products sold prior to the disposal of the Industrial Segment.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion contains certain forward-looking statements that are based upon assumptions believed by management to be relevant to an understanding of the Corporation's business, including anticipated levels of U.S. government defense and aerospace spending, timing, volume and pricing of customers orders and industry-specific economic outlooks. Forward-looking statements herein are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements.

First quarter fiscal 1997 revenues of $26.5 million increased $1.5 million or 6% from the comparable quarter of fiscal 1996. The U.K. Leisure Marine Segment revenue increased by $1.5 million from the same period in fiscal 1996. A $1.9 million increase in sales volume for the segment was offset by $0.4 million of unfavorable foreign currency translation effect. All Leisure Marine product groups had higher sales volume over the prior year. The U.K. Housewares Segment revenue decreased by $0.1 million from the comparable period of fiscal 1996 as a result of unfavorable foreign currency translation effect, however, sales volume for the Segment increased slightly over last year as all product groups experienced increased sales volume except ladders. The Life Sciences and Engineering Segment revenue increased by $0.1 million from the first quarter of fiscal 1996. Increased material purchases by NASA at the Johnson Space Center resulted in the increased fiscal 1997 revenues.

Life Sciences and Engineering order backlog at June 30, 1996 was $48.2 million compared with $60.4 million at March 31, 1996 and $80.0 million at June 30, 1995. In February 1996, KRUG Life Sciences Inc. signed a nine month extension to its current Medical Operations and Research Support Contract with NASA's Johnson Space Center. With this extension, the contract will end on November 30, 1996. The extension added approximately $25.0 million to the order backlog. The original support contract was a $136 million five-year contract which has grown to $170 million as a result of added material purchases and contract extensions. This contract represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. It is anticipated that the work performed under our current NASA contract will be split into three separate new contracts scheduled to commence December 1, 1996 - Medical Operations, Biotechnology and Flight Hardware. KRUG Life Sciences Inc. (KLSI) has submitted its bid for the Medical Operations contract covering five year service. NASA has notified KLSI expect the award of sole-source follow-on contracts for the Biotechnology and Flight Hardware work. The revenue generated from all three new contracts is expected to approximate the Corporation's current contract with NASA. However there is no assurance the Corporation will, in fact, receive all or any of these contracts or what the level of profitability of these contracts will be if received.

The gross profit margin for the quarter ended June 30, 1996 increased to 15.3% compared to 12.9% for the same quarter of the previous year. The increase is due to an increased margin from the Housewares Segment. The margin increased to 11.7% from 4.0% last year due to decreased material prices for aluminum and steel and higher product selling prices. The margin earned by the Leisure Marine Segment decreased slightly because of higher sales of lower margin products. The Life Sciences & Engineering margin also decreased slightly in the current quarter as compared to the prior fiscal year's quarter because of lower fees from material purchases for the NASA contract extension.

Selling and administrative expense decreased by $0.1 million in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The increase was primarily attributable to the favorable effect of currency translation. The Corporation has announced that it will close its executive offices in Dayton, Ohio in September 1996 and consolidate its headquarters activities with its primary operations facility adjacent to the NASA Johnson Center in Houston, Texas, resulting in an estimated pre-tax charge of approximately $1.0 million in the quarter ended September 30, 1996. This office consolidation is estimated to result in an annual cost savings of approximately $0.4 million.

Interest expense for the first quarter of fiscal 1997 decreased by 2% compared to the first quarter of fiscal 1996 due to lower debt levels.

Net earnings were $1.05 million for the first quarter of fiscal 1997 compared to $0.39 million for the comparable period of fiscal 1996. The increase in earnings is generally due to the 18% increase in Leisure Marine sales volume and the increased gross profit margin of the Housewares Segment. The Housewares Segment was profitable in the first quarter of fiscal 1997 while it was not profitable in the first quarter of fiscal 1996. The Corporation's Leisure Marine business is highly seasonal. During fiscal 1996, 33% of the Leisure Marine business' revenue and gross profit occurred during the first quarter primarily because of the product requirements of customers for the peak summer boating months of May through August.

Discontinued Operations

The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first three months of fiscal 1997 and no changes were deemed appropriate.

Liquidity and Capital Resources

Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $3.8 million at June 30, 1996. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 31, 2000. At June 30, 1996, the Corporation had a $2.0 million mortgage outstanding on its Dayton, Ohio real property. The mortgage was provided by five U.S. banks and matures on March 31, 1998. The Corporation's U.K. subsidiaries at June 30, 1996 had two term loans outstanding totaling $5.7 million. The loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation has an unused line of credit of $3.9 million available at June 30, 1996 for its U.K. subsidiaries. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

PART II. - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders

                  On July 16, 1996, the Corporation held its Annual Meeting of Shareholders. At the meeting three directors, Ms. Karen Brenner, Ms. Bernee D.L. Strom and Mr. W. E. Greenhalgh, were elected to two year terms of office expiring at the Annual Meeting of Shareholders in 1998. 4,688,722 shares were voted in favor of electing Ms. Brenner and 19,369 were withheld, 4,687,235 shares were voted in favor of electing Ms. Strom and 20,856 were withheld, and 4,688,757 shares were voted in favor of electing Mr. Greenhalgh and 19,334 were withheld.

                  Also at the meeting, the shareholders voted to amend the Corporation's Code of Regulations to opt out of the Ohio Control Share Acquisition Statue. In general, under the Ohio Control Share Acquisition Statue, the acquisition by any person of voting shares of a corporation giving that person voting power within any of the following ranges would constitute a "control share acquisition": (a) one-fifth or more but less than one-third of the voting power; (b) one-third or more but less than a majority of the voting power; or (c) a majority or more of the voting power. A person may make a control share acquisition only if (1) the shareholders authorize the acquisition by a majority vote of shares at a special meeting called for that purpose and, in addition, a majority of the shares, excluding interested shares, which include those owned by by the acquiring person and also officers of the corporation, also vote in favor of the transaction and (2) the acquisiton is completed within 360 days following shareholder authorization of the transaction. 3,947,206 shares were voted in favor of the amendment, 58,979 shares were voted against and the holders of 39,664 shares voted to abstained.

          Item 6. Exhibits and Reports on Form 8-K

                  (A) Exhibit 3.1 - Code of Regulations of KRUG International
                      Corp., as amended, is filed as an exhibit to this report.

                  (B) Exhibit 10.1 - Employment agreement between KRUG
                      International Corp. and Charles Linn Haslam dated May 17,1996 is filed as an exhibit to this report.

                  (C) Exhibit 10.2 - Consulting and employment agreement between
                      KRUG International Corp. and Robert M. Thornton, Jr. dated May 17,1996 is filed as an exhibit to this report.

                  (D) Exhibit 27 - Financial Data Schedule

                  (E) Reports on Form 8-K - During the quarter ended June 30,
                      1996, the Corporation filed two Reports on Form 8-K. The first, dated April 30, 1996, reported Item 1 - Change in Control of Registrant. The second, dated May 17, 1996, reported Item 5 - Other Events.

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

Dated:  August 12, 1996