Form 10-Q
period 1996-09-30
KRUG INTERNATIONAL CORP
filed 1996-11-13
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission File Number  0-2901

                            KRUG INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

              Ohio                                      31-0621189
            -------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

1290 Hercules Drive   Suite 120 Houston, Texas             77058
----------------------------------------------             -----
(Address of principal executive offices)                 (Zip Code)

                  (281)212-1233
                  -------------
(Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes   X           No
    -----            -----


The number of Common Shares, without par value. outstanding as of November 5, 1996 was 5,151,206.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  September 30,   March 31,
                                                     1996             1996
                                                    ------           ------
                            ASSETS
                            ------
Current Assets:
  Cash                                             $    5,045        $    439
  Receivables                                          17,488          18,309
  Inventories (Note C)                                  7,340           8,635
  Prepaid expenses                                        959             627
                                                   ----------        --------
     Total Current Assets                              30,832          28,010
                                                   ----------        --------
Property, Plant and Equipment                          16,272          15,701
  Less accumulated depreciation                         6,973           6,444
                                                   ----------        --------
                                                        9,299           9,257
                                                   ----------        --------
Pension Asset                                           2,354           2,316
Deferred Tax Assets                                     1,995           2,508
Other Assets                                              371             280
                                                   ----------        --------
                                                   $   44,851        $ 42,371
                                                   ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                  $                 $     31
  Accounts payable                                      9,253           8,205
  Accrued expenses                                      5,870           5,534
  Income taxes                                            223             218
  Net current liabilities of discontinued
     operations (Note E)                                  474             500
  Current maturities of long-term debt                  1,169           1,166
                                                   ----------        --------
      Total Current Liabilities                        16,989          15,654
                                                   ----------        --------
Long-Term Debt                                         11,620          11,982
Net Non-Current Liabilities of Discontinued
  Operations (Note E)                                                     205
                                                   ----------        --------
Total Liabilities                                      28,609          27,841
                                                   ----------        --------
Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding, 5,151,206 at
    September 30, 1996 and 5,076,950 at
    March 31, 1996                                      2,576           2,538
  Additional paid in capital                            4,399           4,224
  Retained earnings                                     9,003           7,870
  Foreign currency translation adjustment                 264            (102)
                                                   ----------        --------
      Total Shareholders' Equity                       16,242          14,530
                                                   ----------        --------
Total Liabilities and Shareholders' Equity         $   44,851        $ 42,371
                                                   ==========        ========

                 See notes to consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share)

                                                    THREE MONTHS ENDED
                                                        September 30,
                                              ------------------------------
                                                 1996                  1995
                                              ------------------------------
Revenues                                     $   26,669           $   23,904

Costs and Expenses:
  Costs, including product
      development                                23,250               20,790
  Selling and administrative                      2,298                2,192
  Restructuring charge (Note B)                     800
  Interest expense                                  231                  272
  Other (income) expense                             (7)                   4
                                             ----------           ----------
                                                 26,572               23,258
                                             ----------           ----------
Earnings before Income Taxes                         97                  646

Income Taxes (Note D)                                13                  230
                                             ----------           ----------
Net Earnings                                 $       84           $      416
                                             ==========           ==========

Net Earnings Per Share                       $     0.02           $     0.08
                                             ==========           ==========

Average Common and Common Equivalent
  Shares Outstanding                              5,210                5,051
                                             ==========           ==========

                 See notes to consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share)

                                                      SIX MONTHS ENDED
                                                        September 30,
                                              ------------------------------
                                                 1996                  1995
                                              ------------------------------
Revenues                                      $  53,176            $  48,929

Costs and Expenses:
  Costs, including product
      development                                45,692               42,576
  Selling and administrative                      4,566                4,549
  Restructuring charge (Note B)                     800
  Interest expense                                  521                  569
  Other (income) expense                            (71)                  (7)
                                             ----------           ----------
                                                 51,508               47,687
                                             ----------           ----------
Earnings before Income Taxes                      1,668                1,242

Income Taxes (Note D)                               535                  437
                                             ----------           ----------
Net Earnings                                  $   1,133            $     805
                                             ==========           ==========

Net Earnings Per Share                        $    0.22            $    0.16
                                             ==========           ==========

Average Common and Common Equivalent
  Shares Outstanding                              5,192                5,045
                                             ==========           ==========

                 See notes to consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                           increase (decrease) in cash

                                                               SIX MONTHS ENDED
                                                                 September 30,
                                                        ------------------------------
                                                           1996                  1995
                                                        ------------------------------
Net Cash Provided by Operating
             Activities                                 $   5,246            $   3,348
                                                        ---------            ---------
Cash Flows From Investing Activities:

     Expenditures for property, plant and equipment          (249)                (130)
     Proceeds from sale of assets                               5               -
                                                        ---------            ---------
           Net Cash Used in Investing Activities             (244)                (130)
                                                        ---------            ---------
Cash  Flows From Financing Activities:

     Bank borrowings - net                                    (31)              (1,082)
     Payments on long-term debt                              (642)                (495)
     Sale of Common Shares under Options                      212                   92
                                                        ---------            ---------
          Net Cash Used in Financing Activities              (461)              (1,485)
                                                        ---------            ---------
          Effect of Exchange Rate Changes on Cash              65                  (6)
                                                        ---------            ---------
Net Increase in Cash                                        4,606                1,727

Cash at Beginning of Period                                   439                  363
                                                        ---------            ---------
Cash at End of Period                                   $   5,045            $   2,090
                                                        =========            =========

Cash Paid For:

     Income Taxes                                       $       0            $     314
                                                        =========            =========
     Interest                                           $     658            $     586
                                                        =========            =========

Non-Cash Investing and Financing Activities-
     Capital leases                                     $     132            $     197
                                                        =========            =========

                 See notes to consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1996
                             (dollars in thousands)


Note A -- Basis of Presentation

                  The Condensed Consolidated Financial Statements for the three and six months ended September 30, 1996 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. They should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K filed on July 1, 1996. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated.

Note B -- Restructuring Charge

                  In July 1996, the Corporation announced that it would close its executive offices in Dayton, Ohio in September 1996 and consolidate its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $800 was recognized during the quarter ended September 30, 1996 for this office consolidation. The charge consists primarily of costs related to severance for former employees and rent and other costs related to the vacated offices in Dayton, Ohio. The consolidation was completed October 1, 1996.

Note C -- Inventories

                                  September 30,              March 31,
                                       1996                     1996
                                  -------------              ---------
     Finished goods                $     5,139                $ 6,352
     Work-in-process                       907                  1,101
     Raw materials and supplies          1,294                  1,182
                                  -------------              ---------
                                   $     7,340                $ 8,635
                                  =============              =========


Note D -- Income Taxes

     The provision (benefit) for income taxes is composed of the following:

    Three Months Ended September 30,       1996              1995
    --------------------------------     ---------         --------
    Domestic                              $ (237)           $ 119
    Foreign                                  250              111
                                         ---------         --------
                                          $   13            $ 230
                                         =========         ========

    Six Months Ended September 30,         1996              1995
    ------------------------------      ---------         ---------
    Domestic                             $ (172)           $ 135
    Foreign                                 707              302
                                        ---------         ---------
                                         $  535            $ 437
                                        =========         =========

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

Revenues of $26.7 million for the quarter ended September 30, 1996 were $2.8 million, or 7%, higher than the comparable quarter of fiscal 1996. The U.K. Leisure Marine Segment revenue increased by $0.4 million, or 13%, from the same period in fiscal 1996. Increased sales of inboard engine products was the main cause of the revenue increase. Chandlery, Sea Doo personal watercraft and parts and accessories sales also increased from the prior year. The U.K. Housewares Segment sales volume increased by $0.8 million, or 11%, which was partially offset by $0.1 million unfavorable effect of foreign currency translation during the second quarter of fiscal 1997 as compared to the prior year comparable quarter. Sales of child safety gates in the quarter ended September 30, 1996 increased substantially from the prior year because the product was being introduced during the comparable quarter last year. Sales of ladders and ironing tables also increased from the prior year. Revenues of the U.S. Life Sciences and Engineering Segment for the quarter ended September 30, 1996 increased by $1.7 million, or 14%, from the second quarter of fiscal 1996. Increased material and subcontract services purchased for the U.S. Air Force resulted in the increased second quarter fiscal 1997 revenues.

Revenues for the first half of fiscal 1997 increased by $4.2 million to $53.2 million, or 9%, from $48.9 million in the first half of fiscal 1996. The Leisure Marine Segment revenue increased by $1.9 million, or 13%, from the same period in fiscal 1996. A $2.4 million increase in sales volume for the segment was offset by $0.5 million of unfavorable foreign currency translation. All Leisure Marine product groups had higher sales volume over the prior year. The Housewares Segment revenue increased by $0.5 million or 4%, from the comparable period of fiscal 1996. A $1.0 million increase in sales volume was offset by $0.5 million of unfavorable foreign currency translation. All product groups in the Housewares Segment had higher or the same sales volume as compared to the prior year. The Life Sciences and Engineering Segment revenue increased by $1.8 million, or 8% in the first half of fiscal 1997 as compared to fiscal 1996. The increase in revenue was substantially due to the increased material purchases and subcontract services provided to the U.S. Air Force in the current year.

Life Sciences and Engineering order backlog at September 30, 1996 was $42.6 million compared with $60.4 million at March 31, 1996 and $68.0 million at September 30, 1995. In August 1996, the Life Sciences and Engineering Segment was awarded a new contract for equipment calibration at the Wright Laboratory, Wright-Patterson Air Force Base. The contract consists of a base period beginning August 1, 1996 plus four one-year options through September 30, 2000. The contract value with the options is approximately $5.0 million. In February 1996, KRUG Life Sciences Inc. (KLSI) signed a nine month extension to its current Medical Operations and Research Support Contract with NASA's Johnson Space Center. With this extension, the contract will end on November 30, 1996. In addition, three one month options were included with the nine month extension. KLSI has been notified that the first one month option will be exercised by NASA which will extend the contract to December 31, 1996. The option will add approximately $25.0 million to the order backlog. The original support contract was a $136 million five-year contract. It has grown to $170 million as a result of added materials purchased and contract extensions. This contract represents approximately one-third of the Corporation's revenues and a corresponding percentage of its net earnings. It is anticipated that the work performed under the current NASA contract will be split into three separate new contracts - Medical Operations, Biotechnology and Flight Hardware. NASA has issued Requests for Proposals to KLSI for sole-source follow-on contracts for the Biotechnology and Flight Hardware work. The Flight Hardware contract is expected to begin December 1, 1996. KLSI has submitted its competitive bid for the Medical Operations contract covering five years of future service. The revenue generated from all three new contracts, if awarded, is expected to approximate the Corporation's current contract volume with NASA. However, there is no assurance the Corporation will, in fact, receive all of these contracts and the level of profitability is uncertain until the final contracts are negotiated.

The gross profit margin (Revenue minus Cost, including product development) for the quarter ended September 30, 1996 decreased to 12.8% from 13.0% for the same quarter of the previous fiscal year. The decrease is due to a decrease in the Life Sciences and Engineering Segment margin in the current fiscal year. In the second quarter of fiscal 1996, $0.2 million of contract close-out profits were realized for a contract on which work was completed several years ago. This decrease was somewhat offset by an increased Housewares Segment margin in the current year. The margin increased to 11.7% from 6.4% last year due to higher product selling prices and decreased raw material prices. The Leisure Marine Segment margin was unchanged from the second quarter of last year. For the six months ended September 30, 1996, the gross profit margin increased to 14.1% compared to 13.0% for the same period of the previous fiscal year. The increase is due to increased margin in the Housewares Segment which has increased to 11.7% from 5.2% last year due to increased selling prices and lower raw material costs. The Leisure Marine Segment margin was unchanged for the six months of fiscal 1997 as compared to the prior year. The six month fiscal 1997 Life Sciences and Engineering Segment margin decreased from the prior year due to the non-recurrence of the contract close-out profits and lower fees from material purchases for the NASA contract extension.

Selling and administrative expenses for the second quarter of fiscal 1997 increased by $0.1 million as compared to the same period of the prior fiscal year, but remained unchanged for the six months ended September 30, 1996. The increase during the second quarter was due to increased selling expense by the Leisure Marine Segment as a result of increased sales volume.

The Corporation announced in July the closing of its executive office in Dayton, Ohio and consolidating its headquarters with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A pre-tax charge of $0.8 million was recognized in the second quarter of fiscal 1997 for this office consolidation. The charge consisted primarily of costs related to severance for former employees and rent and other costs related to the vacated office in Dayton, Ohio. The office consolidation was completed October 1, 1996.

Interest expense for the six months and three months ended September 30, 1996 decreased by 8% and 15%, respectively, compared to the prior years comparable periods due to lower debt levels in both the U.S. and U.K.

Net earnings were $ 0.08 million for the second quarter of fiscal 1997 compared to $0.42 million for the comparable period in fiscal 1996. The pre-tax restructuring charge of $0.8 million for the headquarters consolidation caused the decreased earnings. Excluding the restructuring charge, net earnings for the second quarter would have been $0.6 million and would have exceeded by $0.2 million, or 47%, the second quarter of fiscal 1996. Net earnings for the first six months of fiscal 1997 were $1.1 million compared to $0.8 million for the comparable period in fiscal 1996. Excluding the restructuring charge, increased Leisure Marine and Housewares Segments revenues and increased Housewares Segment gross margin resulted in the increased earnings for both the six and three months periods. Excluding the restructuring charge, six months net earnings increased $0.9 million or 106%, from the prior year.

Discontinued Operations

The adequacy of the provision for losses related to the discontinued Industrial Segment were reviewed by the Corporation during the first six months of fiscal 1997 and no changes were deemed appropriate.

Liquidity and Capital Resources

Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $4.7 million at September 30, 1996. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 31, 2000. At September 30, 1996, the Corporation had a $1.8 million mortgage outstanding on its Dayton, Ohio real property. The mortgage was provided by five U.S. banks and matures on March 31, 1998. The Corporation's U.K. subsidiaries at September 30, 1996 had two term loans outstanding totaling $5.6 million. The loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation has an unused line of credit of $3.9 million available at September 30, 1996 for its U.K. subsidiaries. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

The Corporation generated cash of $5.2 million from operating activities in the first six months of fiscal 1997. The cash generation is a result of decreased accounts receivable in the U.S. and U.K., decreased inventory in the U.K. and increased accounts payable in the U.K.

On November 1, 1996, the Corporation announced that the U.K. Housewares Segment subsidiary, Beldray Limited acquired Hago Products Limited, the largest manufacturer of child safety gates and fireguards in the United Kingdom. Beldray completed the acquisition with internally available funds. The purchase price was approximately $1.7 million.

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K
                  (A) Exhibits 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KRUG International Corp.


                                       By:  /s/   Robert M. Ellis
                                          ----------------------------------
                                                  Robert M. Ellis
                                             Principal Accounting Officer





Dated :  November 13, 1996

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule