Form 10-Q
period 1996-12-31
KRUG INTERNATIONAL CORP
filed 1997-02-14
CIK 96793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to...........................

Commission File Number 0-2901


                           KRUG INTERNATIONAL CORP.
                           ------------------------
           (Exact name of registrant as specified in its charter)


               Ohio                                      31-0621189
               ----                                      ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                      Identification No.)

1290 Hercules Drive Suite 120 Houston, Texas                77058
--------------------------------------------                -----
(Address of principal executive offices)                  (Zip Code)

              (281) 212-1233
---------------------------------------------------
(Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to FILE such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes     No  X
           ---

The number of Common Shares, without par value. outstanding as of February 4, 1997 was 5,151,206.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                 December 31,    March 31,
                                                    1996           1996
                                                    ----           ----
          ASSETS
Current Assets:
  Cash                                            $   617         $   439
  Receivables                                      21,380          18,309
  Inventories (Note C)                             10,189           8,635
  Prepaid expenses                                  1,365             627
                                                  -------         -------

    Total Current Assets                           33,551          28,010

Property, Plant and Equipment                      18,741          15,701
 Less accumulated depreciation                      7,716           6,444
                                                  -------         -------
                                                   11,025           9,257

Pension Asset                                       2,468           2,316
Deferred Tax Assets                                 2,193           2,508
Other Assets                                          572             280
                                                  -------         -------
                                                  $49,809         $42,371
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                 $                $   31
  Accounts payable                                 10,407           8,205
  Accrued expenses                                  7,052           5,534
  Income taxes                                                        218
  Net current liabilities of discontinued
   operations (Note E)                                350             500
  Current maturities of long-term debt              1,272           1,166
                                                  -------         -------
    Total Current Liabilities                      19,081          15,654
                                                  -------         -------
Long-Term Debt                                     12,745          11,982
Net Non-Current Liabilities of Discontinued
 Operations (Note E)                                                  205
                                                  -------         -------
Total Liabilities                                  31,826          27,841
                                                  -------         -------


Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding, 5,151,206 at
    December 31, 1996 and 5,076,950 at
    March 31, 1996                                  2,576           2,538
Additional paid in capital                          4,399           4,224
Retained earnings                                   9,261           7,870
Foreign currency translation adjustment             1,747            (102)
                                                  -------         -------

    Total Shareholders' Equity                     17,983          14,530
                                                  -------         -------

Total Liabilities and Shareholders' Equity        $49,809         $42,371
                                                  =======         =======

             See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share)

                                                  THREE MONTHS ENDED
                                                    December 31,
                                                 ---------------------
                                                   1996         1995
                                                 ---------------------
Revenues                                         $28,360       $22,175

Costs and Expenses:
  Costs, including product
    development                                   25,322        19,535
  Selling and administrative                       2,428         2,104
  Interest expense                                   276           288
  Other (income) expense                              (2)           (3)
                                                 -------       -------
                                                  28,024        21,924
                                                 -------       -------


Earnings before Income Taxes                         336           251

Income Taxes (Note D)                                 78            95
                                                 -------       -------

Net Earnings                                     $   258       $   156
                                                 =======       =======

                                                 $  0.05       $  0.03
Net Earnings Per Share                           =======       =======

Average Common and Common Equivalent
Shares Outstanding                                 5,199         5,059
                                                 =======       =======

   See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share)

                                                        NINE MONTHS ENDED
                                                            December 31,
                                                    --------------------------
                                                        1996            1995
                                                    --------------------------
Revenues                                            $   81,536        $71,104

Costs and Expenses:
  Costs, including product
    development                                         71,014         62,111
  Selling and administrative                             6,994          6,653
  Restructuring charge (Note B)                            800
  Interest expense                                         797            857
  Other (income) expense                                   (73)           (10)
                                                     ---------        -------
                                                        79,532         69,611
                                                     ---------        -------

Earnings before Income Taxes                             2,004          1,493

Income Taxes (Note D)                                      613            532
                                                     ---------        -------

Net Earnings                                         $   1,391        $   961
                                                     =========        =======

Net Earnings Per Share                               $    0.27           0.19
                                                     =========        =======

Average Common and Common Equivalent
Shares Outstanding                                       5,195          5,050
                                                     =========        =======

      See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                      increase (decrease) in cash

                                                              NINE MONTHS ENDED
                                                                 December 31,
                                                             -------------------
                                                               1996       1995
                                                             -------------------
Net Cash Provided By Operating
         Activities                                           $ 2,461     $ 3991
                                                              -------     ------

Cash Flows From Investing Activities:

    Purchase of Hago Products Ltd.                             (1,764)
    Expenditures for property, plant and equipment               (681)      (195)
    Proceeds from sale of assets                                    5          -
                                                              -------     ------
        Net Cash Used in Investing Activities                  (2,440)      (195)
                                                              -------     ------

Cash Flows From Financing Activities:

    Bank borrowings - net                                         (31)    (1,077)
    Payments on long-term debt                                    (61)    (1,081)
    Sale of Common Shares under Options                           212         92
                                                              -------     ------
        Net Cash Provided By (Used in)
          Financing Activities                                    120     (2,066)
                                                              -------     ------

        Effect of Exchange Rate Changes on Cash                    37       (34)
                                                              -------     ------

Net Increase in Cash                                              178      1,696

Cash at Beginning of Period                                       439        363
                                                              -------     ------
Cash at End of Period                                         $   617     $2,059
                                                              =======     ======

Cash Paid For:

  Income Taxes                                                $   225     $  579
                                                              =======     ======
  Interest                                                    $   914     $  838
                                                              =======     ======
Non-Cash Investing and Financing Activities-
  Capital leases                                              $   200     $  365
                                                              =======     ======

             See notes to consolidated financial statements

               KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED DECEMBER 31,1996
                         (dollars in thousands)



NOTE A - BASIS OF PRESENTATION

                  The Condensed Consolidated Financial Statements for the three and nine months ended December 31, 1996 are unaudited and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. They should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K filed on July 1, 1996. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated.

NOTE B - RESTRUCTURING CHARGE

                  In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $800 was recognized during the quarter ended September 30, 1996 for this office consolidation. The charge consists primarily of costs related to severance for former employees and rent and other costs related to the vacated offices in Dayton, Ohio. The consolidation was completed October 1, 1996. Through December 31, 1996, $132 of severance and costs related to the vacated office have been paid.

NOTE C - INVENTORIES

                                      December 31,      March 31,
                                         1996             1996
                                      ------------      ---------
Finished goods                         $  7,170          $ 6,352
Work-in-process                           1,204            1,101
Raw materials and supplies                1,815            1,182
                                       --------          -------
                                       $ 10,189          $ 8,635
                                       ========          =======

NOTE D - INCOME TAXES

                  The provision (benefit) for income taxes is composed of the following:

        Three Months Ended December 31,               1996           1995
        -------------------------------               ----           ----
        Domestic                                      $ 24           $ 89
        Foreign                                         54              6
                                                      ----           ----
                                                      $ 78           $ 95
                                                      ====           ====

        Nine Months Ended December 31,               1996            1995
        ------------------------------               ----            ----
        Domestic                                     $(148)          $224
        Foreign                                        761            308
                                                     -----           ----
                                                     $ 613           $532
                                                     =====           ====

NOTE E - DISCONTINUED OPERATIONS

                  In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment include leased property in Knoxville, Tennessee and in Toronto, Canada, and product liability claims related to products sold prior to the disposal of the Industrial Segment.

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

Revenues of $28.4 million for the quarter ended December 31, 1996 were $6.2 million, or 28%, higher than the comparable quarter of fiscal 1996. The U.K. Housewares Segment revenue increased by $2.7 million, or 42%. Hago Products Limited, which was purchased November 1, 1996, added $1.5 million to the U.K. Housewares Segment revenue during the quarter. Three years' audited financial statements for Hago Products Limited, as required for complete reporting of the acquisition pursuant to Form 8-K, are not yet available as of the date of this filing. Management expects to complete reporting on this matter by its fiscal yearend, Revenue of the U.K. Housewares Segment's Beldray Limited subsidiary increased by $1.2 million, of which $0.3 million was due to the favorable effect of currency translation. Increased sales of laundry products and child safety gates resulted in the additional Housewares revenue. Revenue of the U.K. Leisure Marine Segment increased by $0.6 million, or 13% over the comparable quarter last year. Of this increase, $0.4 million was due to the favorable effect of currency translation, in addition to increased sales of Chandlery products, outboard engines and engine parts. Revenue of the U.S. Life Sciences and Engineering (LS&E) Segment increased by $2.9 million, or 26%, for the quarter ended December 31, 1996. Increased material and subcontract services purchased for NASA's Johnson Space Center and the U.S. Air Force resulted in the increased third quarter fiscal 1997 revenues.

Revenues for the nine months ended December 31, 1996 increased by $10.4 million to $81.5 million, or 15% from $71.1 million in the first nine months of fiscal 1996. The Leisure Marine Segment revenue increased by $2.5 million, or 13%, from the same period in fiscal 1996. All Leisure Marine product groups had higher sales volume over the prior year. The Housewares Segment revenue increased by $3.3 million, or 17%, from the comparable period of fiscal 1996. The increase in sales volume was a result of $1.5 million of sales from Hago Products Limited which was acquired on November 1, 1996 and increased sales of ladders, laundry care and child safety gates at Beldray Limited from the prior year. Revenue of the LS&E Segment increased by $4.6 million, or 14% in the current fiscal year from the first nine months of last year. The increase was substantially due to the increased material purchases and subcontract services provided to NASA and the U.S. Air Force in the current year.

In January 1997, KRUG Life Sciences Inc. (KLSI) was awarded a new five-year contract from NASA'S Johnson Space Center Medical Sciences Division (JSCMD). The contract value is approximately $82.1 million, including $33.8 million for an option for years four and five. In February 1997, KLSI signed a new $21.6 million contract with NASA's JSCMD for the continuation of the design, development, test and evaluation of flight hardware for the shuttle and space station through December 31, 1998. In addition, KLSI is negotiating another major NASA contract on a sole source basis for biotechnology services for a five year period. With these contract awards, KLSI's fiscal 1998 revenues are expected to exceed those of fiscal 1997. In August 1996, the LS&E Segment was awarded a new contract for equipment calibration at the Wright Laboratory, Wright-Patterson Air Force Base. The contract consists of a base period beginning August 1, 1996 plus four one-year options through September 30, 2000. The contract value with the options is approximately $5.0 million. LS&E order backlog at December 31, 1996 was $37.8 million compared with $60.4 million at March 31, 1996 and $48.6 million at December

31, 1995. The order backlog associated with the two awarded and one anticipated KLSI contracts is not included in the December 31, 1996 order backlog as these contracts were not awarded at that date.

The gross profit margin (revenue minus costs, including product development) for the quarter ended December 31, 1996 decreased to 10.7% from 11.9% for the same quarter of the previous fiscal year. The decrease is due to a lower LS&E Segment margin in the current fiscal year, resulting from lower fees from material and subcontract purchases as a percentage of revenue and in addition in the third quarter of last year the favorable resolution of contract issues resulted in a reduction of costs of $0.24 million. This overall decrease in margin was somewhat offset by increased Housewares Segment margin in the current year which increased to 11.0% from 8.2% last year due to higher product selling prices and decreased raw material prices. The Leisure Marine Segment margin increased slightly from last year due to higher volume sales of higher margin products. For the nine months ended December 31, 1996, the Corporation's gross profit margin increased to 12.9% compared to 12.6% for the same period of the previous fiscal year. The increase is due to increased margin in the Housewares Segment which increased to 10.3% from 6.2% last year due to increased selling prices and lower raw material costs. The Leisure Marine Segment margin was substantially unchanged for the nine months of fiscal 1997 as compared to the prior year. LS&E Segment margin for the nine months of fiscal 1997 decreased from the prior year due to the non-recurrence of the favorable contract resolution and lower fees from material and subcontract purchases for NASA and U.S. Air Force contracts.

Selling and administrative expenses for the third quarter of fiscal 1997 and the nine months ended December 31, 1996 increased by $0.3 million as compared to the same periods of the prior fiscal year. Of this increase, $0.2 million was attributable to the acquisition of Hago Products Limited on November 1, 1996. The remainder of the increase for both the three and nine months periods is attributable to increased selling expenses of the Leisure Marine Segment.

The Corporation closed its executive office in Dayton, Ohio in September 1996 and consolidated its headquarters with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A pre-tax charge of $0.8 million was recognized in the second quarter of fiscal 1997 for this office consolidation, consisting primarily of costs related to severance for former employees, rent and other costs related to the vacated office in Dayton, Ohio. Approximately $0.1 million of this restructuring charge has been expended through December 31, 1996.

Interest expense for the nine months and three months ended December 31, 1996 decreased by 7% and 4%, respectively, compared to the prior years comparable periods due to lower debt levels in both the U.S. and U.K. during the respective periods.

Net earnings were $0.26 million for the third quarter of fiscal 1997 compared to $0.16 million for the comparable period in fiscal 1996. The increase in net earnings is due to a profitable Housewares Segment in the current year compared to a loss last year and a lower effective tax rate. The lower tax rate is due to U.K. permanent differences relating to pension expense. Net earnings for the first nine months of fiscal 1997 were $1.39 million compared to $0.96 million for the comparable period in fiscal 1996. Excluding the restructuring charge of $0.8 million recorded in the second fiscal quarter of fiscal 1997, net earnings for first nine months of fiscal 1997 would have been $1.95 million and would have exceeded by $0.99 million, or 100%, the nine month net earnings of fiscal 1996. Increased Leisure Marine and Housewares Segments revenues and increased Housewares Segment gross margin resulted in the increased earnings for both the nine and three months periods this year.

DISCONTINUED OPERATIONS

The adequacy of the provision for losses related to the discontinued Industrial Segment were reviewed by the Corporation during the first nine months of fiscal 1997 and no changes were deemed appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $5.6 million at December 31, 1996. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 31, 2000. At December 31, 1996, the Corporation had a $1.8 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan was provided by five U.S. banks and matures on March 31, 1998. The Corporation's U.K. subsidiaries at December 31, 1996 had two term loans outstanding totaling $6.0 million. The loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation has an unused line of credit of $4.3 million available at December 31, 1996 for its U.K. subsidiaries. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

The Corporation generated cash of $2.5 million from operating activities in the first nine months of fiscal 1997. The cash generation is a result of the profitable operations of both the U.S. and U.K. businesses and decreased working capital requirement in the U.K. The increase in working capital shown on the December 31, 1996 balance sheet is attributable to the acquisition of Hago Products Limited in the current year and an increased U.K. pound sterling to the U.S. dollar exchange rate during the year.

PART II.  OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (A) Exhibit 27 - Financial Data Schedule

             (B) Reports on Form 8-K - During the quarter ended December 31,
                 1996, the Corporation filed a Report on Form 8-K dated November 15, 1996 reporting Item 5 Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KRUG International Corp.

                                            By:     /s/ Robert M. Ellis
                                               ---------------------------
                                            Robert M. Ellis
                                            Principal Accounting Officer

Dated:  February 14, 1997

                               INDEX TO EXHIBITS

    Exhibit
      No.            Description
    -------          -----------
   Exhibit 27  -  Financial Data Schedule