Form 10-K
period 1997-03-31
KRUG INTERNATIONAL CORP
filed 1997-06-19
CIK 96793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

                           Commission File No. 0-2901

                            KRUG INTERNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                          31-0621189
------------------------------                -------------------------------
(State or other jurisdiction                          (I.R.S. Employer
   of incorporation or                               Identification No.)
     organization)

              1290 Hercules Drive, Suite 120, Houston, Texas 77058
-------------------------------------------------------------------------------
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (281) 212-1233

          Securities Registered Pursuant to Section 12(b) of the Act:
                        COMMON SHARES WITHOUT PAR VALUE

          Securities Registered Pursuant to Section 12(g) of the Act:
                       WARRANTS TO PURCHASE COMMON SHARES

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At the close of business on June 13, 1997:

         Number of Common Shares without par value
            outstanding                                               5,151,206
                                                                  -------------

         Aggregate market value of Common
            Shares without par value held by
            non-affiliates of the Corporation                     $  19,171,752
                                                                  -------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. KRUG International Corp. Proxy Statement for its Annual Meeting of Shareholders on July 18, 1997, definitive copies of which were filed with the Commission within 120 days after the end of the Corporation's last fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I

ITEM 1.  BUSINESS

     KRUG International Corp., an Ohio corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") operate primarily in three business segments: Life Sciences and Engineering, Leisure Marine and Housewares. Information concerning the revenues, operating profit and identifiable assets of the three business segments for the fiscal years ended March 31, 1997, 1996 and 1995 is set forth at Note M of the Notes to Consolidated Financial Statements of the Corporation, which is incorporated herein by this reference.

     The Corporation's objective is to increase shareholder value by the investment in and management of businesses which offer growth opportunities. The Corporation evaluates each of its operating companies for growth potential and seeks opportunities, including acquisitions and divestitures, for the profitable employment and realization of capital.

CERTAIN CAUTIONARY STATEMENTS

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's contracts and backlog, its objectives and the outlook for its business segments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated.



                         LIFE SCIENCES AND ENGINEERING

     The Life Sciences and Engineering business ("LS&E") is comprised of the Corporation's KRUG Life Sciences Inc. subsidiary, with operations in Houston and San Antonio, Texas and the Technology/Scientific Services, Inc. subsidiary in Dayton, Ohio.

KRUG LIFE SCIENCES INC. -- HOUSTON OPERATIONS

     KRUG Life Sciences has been conducting, pursuant to contracts with the National Aeronautics and Space Administration ("NASA"), biomedical research, technology development, and flight crew operations support at NASA's Lyndon B. Johnson Space Center continuously since 1967. From the original work of developing specialized cardiovascular monitoring instrumentation, the research and development activities have expanded to encompass certain additional scientific activities relating to man's capability and capacity to explore and exploit the frontiers of space. Such activities include the conceptualization and implementation of groundbased and in-flight medical experiments to develop the health care and physiological deconditioning countermeasures required to offset the microgravity of space and ensure the well-being and productivity of the flight crews.

     Performance under such contracts includes the areas of neurosensory physiology, cardiovascular physiology, musculoskeletal physiology, regulatory systems physiology, electrophysiology, cell biology, biochemistry, pharmacodynamics, remote health care, bioengineering, applications of knowledge based systems and clinical laboratory operations. KRUG's work for the Johnson Space Center is spread over a wide variety of agency programs, none of which comprise more than 20% of the aggregate contracts. Some of the major areas of work include support of shuttle flights and the joint Russian MIR space ventures, shuttle extended duration mission research, manned flight research and development, space station research and biotechnology research.

     In March 1991, KRUG Life Sciences began work on a $136 million, five year contract with NASA, replacing the one which previously started in January 1987. This contract expanded the support services provided to the Medical Sciences Division at the Johnson Space Center. In April 1993, NASA modified the contract and increased its value to $165 million. This modification covered the cost of additional test equipment, supplies and services for the remaining three years of the contract. In February 1996, this contract was extended for a nine-month period to November 30, 1996 and has been further extended in connection with the rebid and sole source awards of various portions of the contract work.

     On January 15, 1997, KRUG Life Sciences won the rebid of the medical support and integration portion of its work for NASA and signed a new contract with an expected value of approximately $82.1 million over five years, including $33.8 million for years four and five, which may be awarded at the option of NASA. On January 30, 1997, KRUG Life Sciences was awarded by NASA, on a sole source basis, a $21.6 million contract for the continuation of the design, development, test and evaluation of flight hardware for the shuttle and space station through December 31, 1998. In June 1997, KRUG Life Sciences submitted its bid for a five year biotechnology processing contract covering certain work it presently performs. NASA has indicated that it will award a contract for such work to KRUG Life Sciences on a sole source basis effective July 1, 1997; however, until a contract is executed, there can be no assurance that such award will be forthcoming or as to the scope, term or amount of such work.

KRUG LIFE SCIENCES INC. -- SAN ANTONIO OPERATIONS

     KRUG Life Sciences also provides professional research support services to the United States Air Force ("USAF") under a contract which expires in November 1997 and is presently being rebid. Such services include research into human tolerance to gravitational forces generated by rapid onset and increasing acceleration. As advances in aircraft development lead to increases in speed and mobility, this research becomes increasingly more important. Engineering programs include the design and production of variable profile breathing simulators, therapeutic oxygen manifold systems and other similar devices. KRUG Life Sciences also does repair, maintenance and calibration of sophisticated ground and airborne electronics equipment, and has provided such services on a limited basis to commercial customers in the San Antonio area. The backlog remaining on the USAF contract at March 31, 1997 was approximately $2.4 million.

TECHNOLOGY/SCIENTIFIC SERVICES, INC.

     Technology/Scientific Services provides a wide variety of engineering and technical support services in various on-site governmental research and experimental programs under contracts with the U.S. Air Force which expire from September 1997 through September 2001. Current activities are principally in support of laboratories at Wright-Patterson Air Force Base and involve computer networking using fiber optics, satellite communications, aircraft structural and environmental testing, microelectronics, fabrication techniques for composite materials and aircraft vulnerability investigations. In August 1996, Technology/Scientific Services was awarded a new contract for equipment calibration at the Wright Laboratory, Wright-Patterson Air Force Base. The contract consists of a base period beginning August 1, 1996 plus four one year options through September 30, 2000. The contract value with the options is approximately $5 million.

GENERAL AND OUTLOOK

     In its Life Sciences and Engineering Segment, the Corporation competes with practically all the large and small aerospace companies, including small local companies competing for services contracts. The areas of competition vary from contract to contract but most contracts are price sensitive. Some business has been obtained on a sole source basis, such as follow-on business, where a unique capability or product has been developed and the limited market precludes the development of a second source by the government.

     The majority of the Corporation's Life Sciences and Engineering business is with agencies of the U.S. Government and prime government contractors and, as a result, is subject to possible termination for the convenience of the government.

     The order backlog of the Life Sciences and Engineering Segment was $106.9 million at March 31, 1997 and $60.4 million at March 31, 1996. Approximately 35% of the backlog at March 31, 1997 is expected to result in revenue during fiscal 1998. Further information relating to the Corporation's LS&E Segment contracts is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management believes that the current economic forces at work in the government services market, including government budgetary limitations and increased competition for government contracts, have caused a number of companies to enter into business combinations and activities designed to make them larger, stronger and more competitive, and that to maintain its competitiveness in the areas in which it holds contracts, KRUG Life Sciences needs to be part of such a larger organization. In April, 1997, the Corporation engaged Quarterdeck Investment Partners, Inc., an investment bank which provides advisory services to aerospace, defense and information technology companies, to assist in evaluating strategic alternatives concerning the LS&E Segment.

                                 LEISURE MARINE

     Sowester Limited ("Sowester"), a subsidiary of KRUG International (U.K.) Ltd., is engaged in the Leisure Marine business. Sowester, located in the port of Poole, Dorset, England, distributes sail and power boat equipment and personal watercraft to the leisure marine market. Sowester's principal product lines include: marine chandlery, boat fittings, equipment and clothing; Mercury outboard engines; Mercury MerCruiser sterndrive and inboard engines; Sea Doo personal watercraft; Morse controls, steering systems and controls for power and sail boats; and diesel engines which provide auxiliary power for sailing yachts. Sowester is the exclusive distributor of certain Mercury engineering products in the United Kingdom and the Republic of Ireland under distribution agreements effective through July 1, 1998.

     Sowester sells its products in two principal markets -- boat manufacturers and marine retailers -- through a network of over 100 sales and service dealers. The marine products business is seasonal, with the highest sales occurring in spring and summer. Order backlog is not a factor in the Leisure Marine Segment since virtually all orders are shipped within days of receipt.

OUTLOOK

     The leisure marine business conducted by Sowester is specialized and requires substantial industry-specific knowledge and skills. Management believes the leisure marine business in the U.K. and Europe is moving toward a consolidation phase likely to be dominated by and rewarding larger companies. Such changes would likely affect the structural nature of marine distribution as conducted by Sowester. Accordingly, management has taken steps to refocus Sowester on growth opportunities and management objectives which it believes will be important in the future and, under appropriate circumstances, the Corporation will consider a merger or other transaction if satisfied that the opportunity would enhance Sowester's ability to adapt to future changes in the market.

                                   HOUSEWARES


     Beldray Limited ("Beldray"), a subsidiary of KRUG International (U.K.) Ltd., operates the Corporation's Housewares business. Beldray manufactures consumer durable products sold under the "Beldray" name and, through its Hago Products Ltd. subsidiary, which was acquired October 31, 1996, manufactures child safety gates under the KiddiProofAE tradename. Beldray's products include ironing tables and accessories, domestic aluminum ladders and work platforms, garden equipment, shower screens, indoor and outdoor racks for drying clothes, child safety gates, fire guards and industrial wire products such as fan blade covers. These products are marketed through major retailers, wholesalers and mail order companies to the housewares, do-it-yourself and garden markets. Beldray is a long established name with significant recognition among the buying public throughout the United Kingdom. The Housewares Segment's firm order backlog is typically less than one month's sales.

OUTLOOK

     Over the last eighteen months, Beldray has expanded its product offerings to include child safety gates and completed the acquisition of Hago Products Ltd. Beldray has also taken steps to reorganize its manufacturing processes, upgrade its information technology and strengthen its management team. Management believes Beldray should further expand its product lines, continue improving its manufacturing efficiencies and broaden its customer base and geographic distribution with the objectives of maintaining and, possibly, enhancing its competitive position. Management expects to continue its efforts to grow Beldray through complementary or synergistic acquisitions.

                              GENERAL INFORMATION

     The Corporation owns a number of patents and patent applications but it is not possible to estimate their value. None of the Corporation's present business is materially dependent on any patents or patent applications.

     During the fiscal year ended March 31, 1997, revenues from agencies of the U.S. Government were $49,808,000 or 45% of consolidated revenues. The Housewares business had revenues from one customer of $11,913,000 or 10% of consolidated revenues.

     As of June 13, 1997, the Corporation employed 449 persons in the United States and 605 in the United Kingdom. The Corporation's Life Sciences and Engineering Segment employs highly trained persons holding bachelors degrees, advanced degrees and professional designations in one or more of the following disciplines -- engineering, medicine, mathematics, physics and biology. None of the Corporation's United States employees are represented by a union.

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

ITEM 2.  PROPERTIES

     The principal properties of the Corporation as of June 13, 1997 are listed below:

                                            OWNED OR      SQUARE
       LOCATION                              LEASED       FOOTAGE              USE AND SEGMENT
       --------                              ------       -------              ---------------
           A.  UNITED STATES

       Knoxville, Tennessee                  Leased         387,000     Plant-Subleased (1)

       Houston, Texas                        Leased          58,800     Offices & Laboratories -- LS&E

       San Antonio, Texas                    Leased           2,000     Offices -- LS&E

       Dayton, Ohio                           Owned          67,600     Offices -- LS&E (2)

       Dayton, Ohio                          Leased          11,500     Offices -- Subleased (3)

           B.  ENGLAND

       Bilston, West Midlands                Leased         105,000     Plant -- Housewares

                                              Owned          85,000     Plant -- Housewares

       Bognor Regis, West Sussex             Leased          59,000     Plant -- Housewares

       Poole, Dorset                          Owned          71,000     Distribution - Leisure Marine

           C.  CANADA

       Toronto, Ontario                      Leased          62,900     Plant-Subleased (4)

----------

(1) This property is no longer used by the Corporation; a portion is subleased and the remainder is available for sublease.

(2) This property is subject to a $1.7 million mortgage given as security under the Corporation's Credit Agreement with its U.S. Banks dated November 14, 1991, as amended. This property is excess to the Corporation's space needs and is listed for sale.

(3) This property is no longer used by the Corporation and is subleased for the remaining term of the Corporation's lease.

(4) This facility is no longer used by the Corporation and the Corporation has subleased this property.

     The Corporation maintains its plants and offices in good repair. In the opinion of management, the various facilities used by the Corporation are adequate for the needs of the businesses conducted therein.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Corporation nor any of its subsidiaries is a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     Executive Officers of the Registrant

     The executive officers of the Corporation, as of June 13, 1997, their positions with the Corporation and their ages are as follows:

       NAME                                                  OFFICES                                            AGE
       ----                                                  -------                                            ---
Charles Linn Haslam            Chairman of the Board of Directors and Chief Executive Officer                    53

Robert M. Thornton, Jr.        Director, President and Chief Financial Officer                                   48

W. Edward Greenhalgh           Director, KRUG International (UK) Ltd. Director and Chairman of its               66
                               subsidiaries

James J. Mulligan              Director and Secretary                                                            75

Joseph P. Kerwin, M.D.         KRUG Life Sciences Inc. President                                                 65

Robert M. Ellis                Principal Accounting Officer and KRUG Life Sciences Inc. Vice President,          54
                               Contracts, Procurement and Finance

     All officers of the Corporation are elected annually by the Board of Directors.

     Charles Linn Haslam, 53, has been Chairman of the Board since July 16, 1996, Chief Executive Officer since May 17, 1996 and was President of the Corporation from May 17, 1996 until July 16, 1996. Mr. Haslam practiced law in Washington, D.C. from January 1980 to May 1996. He was General Counsel, United States Department of Commerce during the Carter Administration (January 1977 to December 1979) and University Counsel and Adjunct Professor of Law at Duke University from 1974 to 1977.

     Robert M. Thornton, Jr., 48, has been President of the Corporation since July 16, 1996. From October 1994 to the present, he has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a Director of Hallmark Healthcare Corporation from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary and Treasurer and a Director of Hallmark.

     W. E. Greenhalgh, 66, has been associated continuously with KRUG International (UK) Ltd. (formerly Butterfield Harvey PLC) from 1960 to the present. He has served in a variety of capacities, including Chief Executive Officer from 1983 until his retirement in 1989, and as a non-executive director and consultant from 1989 to the present. He has also served as the non-executive Chairman of Beldray Ltd. and Sowester Ltd. from 1989 to the present.

     James J. Mulligan, 75, has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. He became Secretary of the Corporation in 1966.

     Joseph P. Kerwin, M.D., 65, became President of KRUG Life Sciences Inc. on April 1, 1997. From June 1996 until March 1997, Dr. Kerwin was the Manager, Clear Lake Operations, of System Research Laboratories where his responsibilities included medical support and biomedical research bids with Baylor College of Medicine, Boeing, Lockheed Martin, Merck, and others. From 1987 until June 1996, Dr. Kerwin held various management positions with Lockheed Martin Missiles and Space Company where he was responsible for operations and programs including Houston activities of space station redesign programs, the NASA human transportation study, the Assured Crew Return Vehicle program, the Extravehicular Activity Systems for the space station, and the Russian Mir procurement program for the Russian Tug -- the first vehicle in launch sequence for the International Space Station. Dr. Kerwin served as an astronaut from 1965 to 1987. In addition to flight duties, he held various administrative positions, including Director of the NASA Space and Life Sciences Division from 1983 to 1987. Dr. Kerwin flew as Science Pilot on Skylab 2 in 1973.

     Robert M. Ellis, 54, has been Vice President, Contracts, Procurement and Finance of KRUG Life Sciences Inc. since June 6, 1997 and was named Principal Accounting Officer of KRUG International Corp. on November 8, 1996. He has been continuously associated with the Corporation's life sciences, aerospace and engineering operations since 1967, and has held a number of positions, including Vice President, Procurement Operations and Finance of KRUG Life Sciences Inc. from November 1996 to June 6, 1997 and Manager of Procurement Operations and Finance from June 1991 until November 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     KRUG International's Common Shares are traded on the American Stock Exchange under the symbol KRG and trading in its warrants is reported to and compiled by the National Quotation Bureau under the symbol KRUGW. The Table below sets forth the high and low sales prices for the Common Shares for fiscal 1997 and 1996. The number of shareholders of record was 946 as of March 31, 1997. No cash dividends were paid in fiscal 1997 or 1996. Prior to December 30, 1996, the Common Shares were traded on the NASDAQ National Market System.

                   QUARTER                                4TH         3RD        2ND        1ST
                   -------                                ---         ---        ---        ---
                   1997...................      HIGH      $6.88      $4.88       $5.25      $5.75

                                                 LOW       4.75       4.13        4.50       3.25

                   1996...................      HIGH      $4.87      $3.37       $3.75      $4.00

                                                 LOW       2.78       2.63        2.87       2.63

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data, which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


FISCAL YEARS                                      1997         1996        1995        1994       1993
------------                                      ----         ----        ----        ----       ----
(All dollar amounts in thousands, except for per share amounts)
Revenues..................................        $111,739    $95,821    $91,766     $90,188    $97,155

Earnings from
   Continuing Operations..................           2,552      1,171      2,012       2,870      2,608

Net Earnings..............................           2,096      1,171      2,012       1,418      2,608

Earnings Per Share from
   Continuing Operations..................            0.49       0.23       0.40        0.57       0.52

Net Earnings Per Share....................            0.40       0.23       0.40        0.28       0.52

Total Assets..............................          49,967     42,371     44,169      43,225     46,034

Long-Term Debt............................           9,173     11,982     13,162      12,932     15,212

Shareholders' Equity......................          17,960     14,530     14,068      10,616      9,908

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Corporation's fiscal 1997 revenues of $111.7 million increased by 17% from fiscal 1996. Fiscal 1996 revenues increased by 4% from fiscal 1995. In fiscal 1997, revenues in the U.S. were $50.0 million, and revenues in the U.K. were $61.7 million.

     Fiscal 1997 U.K. revenues of $61.7 million, which comprise the Housewares Segment and Leisure Marine Segment, increased by $10.2 million or 20%. The Housewares Segment revenue increased by $6.6 million or 25%. Hago Products Limited (Hago), which was purchased on October 31, 1996, added $4.4 million of revenue to the Housewares Segment during the year and revenue of Beldray Ltd. increased by $2.2 million. The favorable effect of currency translation contributed $0.4 million of revenue to the Housewares Segment. All Houseware Segment product groups had increased sales from last year, with laundry products, child safety gates and wire airer sales having the largest increases. The Corporation believes the sales increases were the result of increased market share and, with respect to child safety gates, the introduction of new products and acquisition of Hago. Fiscal 1997 revenues of the Leisure Marine Segment increased by $3.6 million, or 14% over last year. Of this increase, $0.4 million was due to the favorable effect of currency translation. Increased sales of chandlery products, outboard and inboard engines, engine parts and Sea Doo personal watercraft also contributed to the increase. The increase in chandlery revenue was due to the introduction of new chandlery products and increases in other products resulted from higher demand for leisure marine products in the UK.

     Fiscal 1996 U. K. revenues of $51.5 million increased by $3.7 million for an 8% increase from fiscal 1995. Of this increase, $3.3 million was due to increased sales volume with the remainder due to favorable currency translation. Fiscal 1996 Leisure Marine Segment revenues increased by $4.1 million to $25.0 million, of which $3.9 million was due to increased sales volume. All Leisure Marine Segment product groups had increased revenues except for inboard engines. Chandlery and Sea Doo personal watercraft sales increased significantly due to new products and increased demand. Fiscal 1996 Housewares Segment revenues decreased by $0.4 million to $26.5 million, of which $0.6 million was due to decreased volume partially offset by $0.2 million of favorable foreign currency translation. Sales of laundry products, rotary dryers and wire airers decreased during the year. Laundry sales decreased 3% in fiscal 1996 due to consumers buying ironing tables with lower prices. Rotary dryers and wire airer sales decreased as a result of losing a significant customer. The decreases were partially offset by the introduction of child safety gates during the year.

     Revenues for the U.S. Life Sciences and Engineering Segment (LS&E) were $50.0 million in fiscal 1997, $44.3 million in fiscal 1996 and $44.0 million in fiscal 1995. Increased labor services, material purchases and subcontract effort provided under contracts to the National Aeronautics and Space Administration's (NASA) Johnson Space Center and the U.S. Air Force resulted in the increased revenues in fiscal 1997. In fiscal 1996, increased labor services and subcontract support provided to NASA resulted in the increased revenues from fiscal 1995.

     The LS&E Segment order backlog at March 31, 1997 was $106.9 million compared to $60.4 million at March 31, 1996 and $89.1 million at March 31, 1995. In January 1997, KRUG Life Sciences Inc. (KLSI) was awarded a new five-year contract by NASA's Johnson Space Center Medical Services Division (JSCMD) with a contract value over five years of approximately $82.1 million, including $33.8 million for option years four and five. Effective January 30, 1997, KLSI signed a new $21.6 million contract with NASA's JSCMD for the continuation of the design, development, test and evaluation of flight hardware for the shuttle and space station through December 31, 1998. In addition, KLSI has submitted a bid and is negotiating another five year NASA contract on a sole source basis for biotechnology processing services. In August 1996, the LS&E Segment was awarded a new contract for equipment calibration at the Wright Laboratory, Wright-Patterson Air Force Base. The contract consists of a base period beginning August 1, 1996 plus four one-year options through September 30,

2000. The contract value with the options is approximately $5.0 million. Backlog is not meaningful in the Leisure Marine and Housewares Segments due to the short time between order placement and shipment.

     Gross profit (revenues less cost of goods sold) margins were 13.3%, 12.6% and 13.7% in fiscal 1997, 1996 and 1995, respectively. The increase in gross profit margin in fiscal 1997 was due to increased margins in the Housewares Segment which increased to 10.8% from 7.1% in fiscal 1996, due primarily to increased selling prices and lower raw materials costs. Gross profit margin of the Leisure Marine Segment increased slightly in fiscal 1997 primarily as a result of increased sales of higher margin products. The gross profit margin of the LS&E Segment decreased during fiscal 1997 due to increased material purchases and subcontract support services provided under contracts to NASA and the U.S. Air Force on which margins were lower than on other LS&E Segment revenues. The decrease in gross profit margin in fiscal 1996 was due to decreased margins in the Housewares Segment. Depressed selling prices caused by competitive market conditions and increased raw material costs for aluminum and steel which were not fully recovered through higher selling prices were the primary causes of the Housewares Segment margin decrease. The Leisure Marine Segment gross profit margin increased slightly in fiscal 1996 as compared to fiscal 1995 as a result of selling more higher margin products. The gross margin of the LS&E Segment decreased slightly during fiscal 1996 because of increased subcontract service on U.S. government contracts for which no additional profit was received.

     Selling and administrative expenses were $9.4 million, $9.2 million and $8.8 million in fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 is attributable primarily to the acquisition of Hago on October 31, 1996 and increased Leisure Marine Segment sales volume, which increased selling expenses. Such increases were partially offset by decreased U.K. pension expense and lower U.S. Corporate expense. The increase in selling and administrative expenses in fiscal 1996 as compared to fiscal 1995 was due to increased expenses of the Leisure Marine Segment caused by increased sales volume, increased U.K. pension expense and U.S. Corporate expense for the retiring Chairman's new consulting agreement which replaced his prior pension agreement.

     In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $0.8 million was recorded for such office consolidation during the quarter ended September 30, 1996. The charge consisted primarily of estimated costs relating to severance for six employees and rent and other costs related to the vacated offices in Dayton, Ohio. In the fourth quarter of fiscal 1997, the Corporation sublet the vacated offices and, as a result, recorded a credit to the restructuring charge of $0.27 million.

     Interest expense decreased by $0.1 million in fiscal 1997 due to lower average debt levels in both the U.S. and U.K. as compared to fiscal 1996. Interest expense decreased by $0.2 million in fiscal 1996 compared to fiscal 1995 due to decreased levels of debt in both the U.K. and U.S. and slightly decreased U.K. and U.S. interest rates.

     The effective income tax rate was 34.7% for fiscal 1997, 38.2% for fiscal 1996 and 31.0% for fiscal 1995. The effective tax rate for fiscal 1997 was slightly higher than the statutory U.S. tax rate due to certain non-deductible U.K. expenses partially offset by deductible U.K. pension amounts higher than pension expense. The effective tax rate for fiscal 1996 was higher than the statutory U.S. tax rate due to U.K. pension expense in excess of deductible amounts, amortization of intangibles and other non-deductible expenses in the U.K.

     Earnings from continuing operations were $2.6 million in fiscal 1997, an increase of $1.4 million from fiscal 1996. The increase was due to profits earned in the Housewares Segment for fiscal 1997 (versus losses in fiscal
1996), and increased sales and gross profit by the Leisure Marine Segment. Earnings from continuing operations were $1.2 million in fiscal 1996, a decrease of $0.8 million from fiscal 1995. The decrease was due to losses incurred by the Housewares Segment in fiscal 1996 which were greater than the increase in Leisure Marine Segment profits, and the absence of significant other income items which were $0.5 million in fiscal 1995.

DISCONTINUED OPERATIONS

     In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased property in Knoxville, Tennessee, leased property in Toronto, Canada, and product liability claims for products sold prior to the disposal. During the year ended March 31, 1997, the Corporation recorded a charge of $0.5 million (net of a tax benefit of $0.2 million) to increase the provision for losses from such discontinued operations. The increase was due to additional repair and maintenance costs relating to the Knoxville property, decreased sublease income from the Knoxville property, increased insurance costs related to product liability claims and the loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility.

LIQUIDITY AND CAPITAL RESOURCES

     Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $ 3.8 million at March 31, 1997. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 15, 2000. Under the agreement, the Corporation had additional borrowing capacity of $1.6 million available at March 31, 1997. At March 31, 1997, the Corporation also had a $1.7 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan was provided by five U.S. banks and matures on March 31, 1998. The Corporation's U.K. subsidiaries had two term loans outstanding totaling $5.6 million at March 31, 1997. The loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation has a U.K. line of credit with $4.1 million available of which $1.2 million was used at March 31, 1997. The Corporation's various debt agreements contain affirmative and negative covenants, including financial covenants relating to cash flow, operating profit and limitations on cash dividends, additional debt and capital expenditures. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

     The Corporation generated $3.0 million, $2.5 million and $1.2 million from operating activities for fiscal 1997, 1996 and 1995, respectively. The $0.5 million increase in cash generated from operating activities in fiscal 1997 compared to fiscal 1996 was due primarily to increased profit in the United Kingdom and utilization of tax prepayments in the U.K., offset somewhat by increased U.K. inventory levels, increased prepaid expenses and other assets and increased net cash used in U.S. discontinued operations. The $1.3 million increase in cash generated from operating activities in fiscal 1996 compared to fiscal 1995 was due primarily to cash generated from decreased inventory levels in the U.K. and decreased cash used by discontinued operations.

     During fiscal 1997 the Corporation's U.K. Housewares subsidiary expended approximately $1.8 million for the purchase of Hago Products Ltd. Expenditures for property, plant and equipment in fiscal 1997, 1996 and 1995 were $0.6 million, $0.3 million and $0.4 million, respectively. The capital expenditures for fiscal 1997 include $0.3 million of new equipment for Leisure Marine distribution activities while other capital expenditures for fiscal 1997 and for fiscal 1996 and 1995 represent normal replacement expenditures. At March 31, 1997, there were no significant capital commitments.

     The Corporation monitors the effect of inflation on its businesses. Inflation did not have a significant impact on operations during the past three years and is not expected to have a significant impact in the foreseeable future.

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Items 1 and 7 of this document contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding managements' outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, restrictions imposed by debt agreements, competition in the Housewares and Leisure Marine business and for government services provided by the Life Sciences and Engineering Segment, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in raw material prices, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each business segment and claims for product liability from continuing and discontinued operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data

                                                                                                         PAGE
                                                                                                         ----
       Independent Auditors' Report................................................................       14

       Consolidated Balance Sheets -- March 31, 1997 and 1996......................................    15 - 16

       Consolidated Statements of Earnings --
           for the fiscal years ended March 31, 1997, 1996 and 1995................................       17

       Consolidated Statements of Shareholders' Equity --
           for the fiscal years ended March 31, 1997, 1996 and 1995................................       18

       Consolidated Statements of Cash Flows --
           for the fiscal years ended March 31, 1997, 1996 and 1995................................       19

       Notes to Consolidated Financial Statements --
           for the fiscal years ended March 31, 1997, 1996 and 1995................................    20 - 31

       Selected Quarterly Financial Data --
           for the fiscal years ended March 31, 1997 and 1996......................................       32

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    KRUG International Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and Subsidiaries (the "Corporation") as of March 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Dayton, Ohio


May 16, 1997

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1997 AND 1996
(All dollar amounts in thousands)
-------------------------------------------------------------------------------


ASSETS (Note E)                                               1997        1996

CURRENT ASSETS:
   Cash                                                      $   105     $   439
   Receivables - net (Note C)                                 21,631      18,309
   Inventories (Note D)                                       11,103       8,635
   Prepaid expenses                                            1,058         627
                                                             -------     -------

TOTAL CURRENT ASSETS                                          33,897      28,010

PROPERTY, PLANT AND EQUIPMENT - At cost (Note J):
   Land                                                        2,226       2,079
   Buildings and improvements                                  6,652       6,291
   Equipment                                                   9,610       7,331
                                                             -------     -------

                                                              18,488      15,701
   Less accumulated depreciation                               7,650       6,444
                                                             -------     -------

                                                              10,838       9,257

OTHER NONCURRENT ASSETS:
   Deferred tax assets (Note H)                                2,041       2,508
   Pension asset (Note I)                                      2,966       2,316
   Other                                                         225         280
                                                             -------     -------

                                                               5,232       5,104



                                                             -------     -------

TOTAL ASSETS                                                 $49,967     $42,371
                                                             =======     =======


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

MARCH 31, 1997 AND 1996
(All dollar amounts in thousands)
-------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                   1997       1996

CURRENT LIABILITIES:
   Bank borrowings (Note E)                                          $  1,161   $     31
   Accounts payable                                                    11,650      8,205
   Accrued payroll and related taxes                                    2,594      2,347
   Other accrued expenses                                               3,582      3,187
   Income taxes                                                           451        218
   Net current liabilities of discontinued operations (Note L)            450        500
   Current maturities of long-term debt (Note E)                        2,922      1,166
                                                                     --------   --------

TOTAL CURRENT LIABILITIES                                              22,810     15,654

LONG-TERM DEBT (Note E)                                                 9,173     11,982

NET LONG-TERM LIABILITIES OF DISCONTINUED
   OPERATIONS (Note L)                                                     24        205

COMMITMENTS AND CONTINGENCIES (Note J)
                                                                     --------   --------

TOTAL LIABILITIES                                                      32,007     27,841

SHAREHOLDERS' EQUITY (Notes E and F):
   Preferred Shares, authorized and unissued, 2,000,000 shares
   Common Shares, no par value; authorized, 12,000,000 shares;
      issued and outstanding, 5,151,206 and 5,076,950 at March 31,
      1997 and 1996, respectively                                       2,576      2,538
   Additional paid-in capital                                           4,399      4,224
   Retained earnings                                                    9,966      7,870
   Foreign currency translation adjustment                              1,019       (102)
                                                                     --------   --------

TOTAL SHAREHOLDERS' EQUITY                                             17,960     14,530

                                                                     --------   --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 49,967   $ 42,371
                                                                     ========   ========

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(All amounts in thousands, except per share amounts)
-------------------------------------------------------------------------------



                                               1997         1996         1995
REVENUES (Note M)                            $ 111,739    $  95,821    $  91,766

COSTS AND EXPENSES:
   Cost of goods sold (Note M)                  96,930       83,701       79,214
   Selling and administrative                    9,448        9,151        8,816
   Restructuring charge (Note K)                   530
   Interest                                        995        1,126        1,307
   Other income - net (Note G)                     (75)         (51)        (485)
                                             ---------    ---------    ---------

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                           3,911        1,894        2,914

INCOME TAXES (Note H)                            1,359          723          902
                                             ---------    ---------    ---------

EARNINGS FROM CONTINUING OPERATIONS              2,552        1,171        2,012

LOSS FROM DISCONTINUED OPERATIONS (Note L)        (456)
                                             ---------    ---------    ---------

NET EARNINGS                                 $   2,096    $   1,171    $   2,012
                                             =========    =========    =========

PER COMMON AND COMMON EQUIVALENT SHARE:
   Earnings from continuing operations       $    0.49    $    0.23    $    0.40
   Loss from discontinued operations             (0.09)
                                             ---------    ---------    ---------

NET EARNINGS PER SHARE                       $    0.40    $    0.23    $    0.40
                                             =========    =========    =========

AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING (Note F)                   5,192        5,067        5,047
                                             =========    =========    =========


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(All amounts in thousands)
-------------------------------------------------------------------------------




                                                  COMMON SHARES                          FOREIGN
                                                ------------------ ADDITIONAL            CURRENCY
                                                                     PAID-IN   RETAINED TRANSLATION
                                                SHARES      AMOUNT   CAPITAL   EARNINGS ADJUSTMENT
APRIL 1, 1994                                     4,999    $ 2,500   $ 4,065   $ 4,690   $  (639)

   Net earnings                                                                  2,012
   Cash in lieu of fractional shares (Note F)                                       (3)
   Common Shares issued                              12          6        25
   Foreign currency translation adjustment                                                 1,412
                                                -------    -------   -------   -------   -------

MARCH 31, 1995                                    5,011      2,506     4,090     6,699       773

   Net earnings                                                                  1,171
   Common Shares issued                              66         32       134
   Foreign currency translation adjustment                                                  (875)
                                                -------    -------   -------   -------   -------

MARCH 31, 1996                                    5,077      2,538     4,224     7,870      (102)

   Net earnings                                                                  2,096
   Common Shares issued                              74         38       175
   Foreign currency translation adjustment                                                 1,121
                                                -------    -------   -------   -------   -------

MARCH 31, 1997                                    5,151    $ 2,576   $ 4,399   $ 9,966   $ 1,019
                                                =======    =======   =======   =======   =======


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(All dollar amounts in thousands)
-------------------------------------------------------------------------------




                                                                                          1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $ 2,096    $ 1,171    $ 2,012
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation                                                                         1,153      1,117      1,060
      Amortization of intangibles                                                             54         60        (26)
      Deferred income taxes                                                                  (68)       164        219
      Loss from discontinued operations                                                      691
      Gain on sale of assets                                                                 (10)       (31)      (360)
      Change in assets and liabilities:
         Receivables                                                                        (198)    (1,589)       320
         Inventories                                                                        (700)       804       (288)
         Prepaid expenses and other assets                                                  (863)       154        (22)
         Accounts payable and accrued expenses                                               612        985         24
         Income taxes                                                                      1,168         13       (757)
      Net cash used in discontinued operations                                              (921)      (377)      (935)
                                                                                         -------    -------    -------
                Net cash provided by operating activities                                  3,014      2,471      1,247

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Hago Products Ltd. (Note B)                                                (1,783)
   Proceeds from sales of assets                                                              37        108        448
   Expenditures for property, plant and equipment                                           (624)      (250)      (425)
                                                                                         -------    -------    -------
                Net cash provided by (used in) investing activities                       (2,370)      (142)        23

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                   213        166         31
   Bank borrowings - net                                                                   1,093     (1,037)      (229)
   Additions to long-term debt                                                                                   7,243
   Payments on long-term debt                                                             (2,287)    (1,381)    (9,140)
                                                                                         -------    -------    -------
                Net cash used in financing activities                                       (981)    (2,252)    (2,095)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        3         (1)         2
                                                                                         -------    -------    -------

NET INCREASE (DECREASE) IN CASH                                                             (334)        76       (823)

CASH AT BEGINNING OF YEAR                                                                    439        363      1,186
                                                                                         -------    -------    -------

CASH AT END OF YEAR                                                                      $   105    $   439    $   363
                                                                                         =======    =======    =======

CASH PAID FOR:
   Income taxes                                                                          $   237    $   575    $ 1,328
                                                                                         =======    =======    =======

   Interest                                                                              $ 1,136    $ 1,095    $ 1,362
                                                                                         =======    =======    =======

NONCASH INVESTING AND FINANCING ACTIVITY - Capital leases                                $   772    $   414    $   139
                                                                                         =======    =======    =======


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

      REVENUE RECOGNITION - Revenues from cost reimbursement and time and material government contracts are recorded as costs are incurred and include estimated earned fees. Earned fees on contracts with fixed- fee provisions are based on the proportion that costs incurred to date bear to total estimated costs at completion. For contracts with award fee provisions, fees are based on semiannual performance evaluations. Revenues from fixed-price contracts are generally recognized using the percentage-of-completion method for financial accounting purposes. Claims for recovery of additional contract costs are recognized only to the extent that the recoverable amounts can be determined with reasonable certainty. Costs not recoverable upon completion of contracts are immediately charged against earnings.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVENTORIES - Inventories are valued at the lower of cost or market using the first-in first-out method.

      LONG-LIVED ASSETS - The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective April 1, 1996. Implementation of SFAS No. 121 had no impact on the consolidated financial statements.

      DEPRECIATION - Property, plant and equipment, including capital leases, is depreciated over its estimated useful life principally using the straight-line method.

      STOCK-BASED COMPENSATION - The Corporation measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

      NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Net earnings per share is computed by dividing net earnings by the weighted average number of Common Shares outstanding during each period, adjusted for the dilutive effect, if any, of stock options and stock warrants.

      FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Corporation's wholly owned U.K. subsidiaries are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period. Translation gains and losses are recorded in shareholders' equity and transaction gains and losses are included in the consolidated statement of earnings for the period.

      FINANCIAL INSTRUMENTS - The recorded values of cash and trade receivables and payables approximate fair values because of the relatively short maturity of these instruments. Similarly, the fair values of the Corporation's notes payable are estimated to approximate current values due to their relatively short maturity and interest rate characteristics.

      RECENT ACCOUNTING STANDARDS - In February 1997 SFAS No. 128, "Earnings per Share" was issued. The statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of earnings for entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods after December 15, 1997, including interim periods. Implementation of this pronouncement is not expected to have a material effect on reported EPS.

B.    ACQUISITION OF HAGO PRODUCTS LTD.

      Effective October 31, 1996, the Corporation's U.K. housewares subsidiary purchased the outstanding common stock of Hago Products Ltd. ("Hago"), a U.K. manufacturer of child safety gates and fireguards, for approximately $1.8 million in cash. The acquisition was financed with internally available funds including borrowings under the U.K. line of credit.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated statements of earnings include the results of operations of Hago since the effective date of the acquisition. The information below presents combined results of operations on a pro-forma basis assuming the acquisition had occurred at the beginning of the respective period:

                                                         YEAR ENDED MARCH 31,
                                                       ------------------------
                                                             1997          1996
                                                               (Unaudited)
Revenues                                                $ 117,787     $ 104,797
Earnings (loss) from continuing operations                  2,316          (322)
Net earnings (loss)                                         1,860          (322)
Net earnings (loss) per share                                0.36         (0.06)

      The pro-forma amounts shown above include adjustments to reflect interest expense for acquisition-related debt and are not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place on April 1, 1995; nor are they necessarily indicative of results that may occur in the future.

C.    RECEIVABLES

                                                                  MARCH 31
                                                            -------------------
                                                              1997        1996
Trade accounts receivable                                   $ 13,157    $  9,087
Contract receivables:
   Amounts billed                                              6,986       8,019
   Recoverable costs and accrued profit on work completed
      but not yet billed                                       2,166       1,696
Other                                                            178         165
                                                            --------    --------

                                                              22,487      18,967
Less allowance for doubtful accounts                            (856)       (658)
                                                            --------    --------

                                                            $ 21,631    $ 18,309
                                                            ========    ========

D.    INVENTORIES

                                                               MARCH 31
                                                     --------------------------
                                                       1997              1996
Finished goods                                       $  8,171          $  6,352
Work-in-process                                         1,291             1,101
Raw materials                                           1,641             1,182
                                                     --------          --------

                                                     $ 11,103          $  8,635
                                                     ========          ========

E.    LONG-TERM DEBT

                                                               MARCH 31
                                                     --------------------------
                                                        1997              1996
U.S. Revolving Credit Line                           $  3,793          $  4,638
U.S. Mortgage                                           1,743             2,017
U.K. Term Loans                                         5,574             5,805
Capital leases                                            985               688
                                                     --------          --------

                                                       12,095            13,148
Less current maturities                                (2,922)           (1,166)
                                                     --------          --------

                                                     $  9,173          $ 11,982
                                                     ========          ========


      The U.S. Revolving Credit Line is a revolving credit facility with a U.S. business credit corporation which provides up to $10 million. The credit facility expires March 15, 2000. Interest is payable monthly at the lender's base rate plus 2%, (10-1/2% at March 31, 1997). Availability under the facility is based upon the billed and unbilled accounts receivable of the Corporation's U.S. operations. At March 31, 1997, additional availability under the revolving credit facility was approximately $1.6 million. Under the terms of the credit facility, the Corporation is restricted from declaring or paying cash dividends without the consent of the lender and must comply with certain other restrictive and financial covenants.

      The U.S. Mortgage, which is due March 31, 1998, is collateralized by the Corporation's Dayton, Ohio real property, which is held for sale. Interest is payable monthly at the bank's base rate plus 2% (10 1/2% at March 31, 1997).

      Substantially all U.S. assets (except shares of foreign subsidiaries and all related assets) are pledged as collateral for the U.S. Revolving Credit Line and Mortgage.

      The U.K. Term Loans are two, ten-year term loans which commenced in July 1995 with a U.K. bank. The loans have quarterly principal payments that total $164, plus interest, at the bank's base rate plus 1 1/2% (8 1/4% at March 31, 1997). Substantially all U.K. assets (except shares of the U.K. subsidiaries) are pledged as collateral for the U.K. Term Loans. The Term Loans include certain tangible net worth and cash flow requirements relating to the U.K. subsidiaries. The Corporation's Bank Borrowing is pursuant to a line of credit for the U.K. subsidiaries of which $2,938 was unused at March 31, 1997. Interest is payable quarterly on the line of credit at the bank's base rate plus 1 1/2% (8 1/4% at March 31, 1997).

      Annual payments of long-term debt, including capital leases, for the next five years are as follows: 1998 - $2,922; 1999 - $961; 2000 - $4,558;
      2001 - $685 and 2002 - $674.

F.    SHAREHOLDERS' EQUITY

      STOCK OPTION PLANS - The Corporation has three stock option plans permitting the grant of options to purchase common shares to officers and key employees; namely, the 1985 Incentive Stock Option Plan, the 1985 Incentive Stock Option Scheme for U.K. Employees and the 1995 Incentive Stock Option Plan. The 1985 U.K. Scheme has been administered as part of the 1985 Incentive Stock Option Plan. The authority to grant options under the 1985 Plan has expired; however, 30,320 options previously granted are still outstanding. Under the 1995 Plan, the grant of options to purchase up to 250,000 Common Shares is authorized through May 2005, and 91,000 options are outstanding. Option grants are made at the fair market values on the date of grant and expire three to ten years later. Vesting periods are determined by the Board of Directors but may not exceed ten years. On April 30, 1996, the Board of Directors approved the immediate vesting of all of the then outstanding stock options. Options granted during the year ended March 31, 1997 vest ratably over two years from November 1996.

                                                NUMBER OF  WEIGHTED-AVERAGE     RANGE OF
                                                 SHARES     EXERCISE PRICE   EXERCISE PRICES
                                             ------------- ---------------- ----------------
Options outstanding, April 1, 1994                 170,803    $      2.81      $2.16-4.63
Exercised                                          (12,128)          2.57            2.57
Expired                                             (9,096)          4.63            4.63
Forfeited                                           (6,064)          3.14            3.14
                                               -----------    -----------      ----------

Options outstanding, March 31, 1995                143,515           2.68       2.16-3.14
Granted                                             66,000           3.00            3.00
Exercised                                          (40,427)          2.28       2.16-2.57
Forfeited                                          (42,448)          2.87       2.57-3.14
                                               -----------    -----------      ----------

Options outstanding, March 31, 1996                126,640           2.93       2.57-3.14
Granted                                             75,000           4.50            4.50
Exercised                                          (74,256)          2.86       2.57-3.00
Expired                                             (6,064)          2.57            2.57
                                               -----------    -----------      ----------

Options outstanding, March 31, 1997                121,320           3.96      $3.00-4.50
                                               ===========    ===========      ==========

Options exercisable, March 31, 1997                 46,320    $      3.09      $3.00-3.14
                                               ===========    ===========      ==========
Weighted-average remaining contractual
   life at March 31, 1997                       3.07 years
                                               ===========

      The weighted-average fair value at grant date for the options granted during the years ended March 31, 1997 and 1996 was $1.65 and $1.15, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1997 and 1996, respectively; estimated volatility of 51% and 55%; risk-free interest rate of 6%; dividend yield of 0%; and an expected life of 2.5 years.

      No compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the grant date fair value. Had compensation costs been determined on the fair value based method consistent with SFAS No. 123, the Corporation's net earnings would have been $2,033 and $1,169 and net earnings per share would have been $0.39 and $0.23 for the years ended March 31, 1997 and 1996, respectively.

      1997 EMPLOYEE STOCK PURCHASE PLAN - The 1997 Employee Stock Purchase Plan was approved by the Board of Directors in November 1996. Each employee continuously employed through December 31, 1997 by KRUG International Corp. and KRUG Life Sciences Inc. is eligible to purchase up to 200 Common Shares for 85% of the fair market value as determined based on the lower of the last sale price at January 2, 1997 or December 31, 1997. Payments for stock subscribed under the plan are being made by payroll deductions. An employee may voluntarily terminate participation in the Plan at any time prior to December 31, 1997 and receive a refund of payroll deductions plus interest thereon at 7% per annum. At March 31, 1997, a total of 19,152 common shares have been subscribed by participants under this plan.

      WARRANTS - The Corporation issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Corporation distributed one warrant which may be used to purchase one common share. The warrants entitle the holders to purchase, in the aggregate, 999,487 common shares. The purchase price was $7.125 per share through January 31, 1997, and is $8.625 from February 1, 1997 through their expiration on January 31, 1998. The Corporation may reduce the purchase price at any time.

      In October 1995 the Corporation agreed to issue warrants to two outside advisory firms to purchase a total of 125,000 common shares at $3.031 per share. In December 1996 the Corporation terminated the advisory agreements which included the cancellation of the warrant provisions.

      STOCK DIVIDENDS - A 10% stock dividend distributed by the Corporation in fiscal year 1995 has been reflected in the financial statements for all periods presented.

G.    OTHER INCOME - NET

                                                            YEAR ENDED MARCH 31
                                                            --------------------
                                                            1997    1996    1995
Gain on sale of assets                                      $ 10    $ 31    $360
U.K. tax rebates related to intercompany dividends                           110
Other                                                         65      20      15
                                                            ----    ----    ----

                                                            $ 75    $ 51    $485
                                                            ====    ====    ====

H.    INCOME TAXES

      The provisions for income taxes include the following:

                                                   YEAR ENDED MARCH 31
                                              ---------------------------------
                                               1997         1996          1995
Domestic - deferred                           $  159       $  198        $  324
                                              ------       ------        ------

Foreign:
   Current                                     1,110          573           683
   Deferred                                       90          (48)         (105)
                                              ------       ------        ------

Total foreign tax provision                    1,200          525           578
                                              ------       ------        ------

                                              $1,359       $  723        $  902
                                              ======       ======        ======

      Deferred tax assets recorded in the balance sheets include the following tax effects:

                                                                MARCH 31
                                                           --------------------
                                                            1997         1996
Domestic:
   Contract accounting                                     $   121      $   206
   Net operating loss carryforwards                          3,797        4,091
   Provision for loss on discontinued operations               312          482
   Other                                                       149          155
                                                           -------      -------

                                                             4,379        4,934
Less valuation allowance                                    (3,156)      (3,796)
                                                           -------      -------

Total domestic deferred tax assets                           1,223        1,138

Foreign:
   Capital loss carryforward                                 2,380        2,223
   Tax prepayments not currently utilized                    1,385        1,842
   Depreciation expense                                       (648)        (568)
   Other                                                        81           96
                                                           -------      -------

                                                             3,198        3,593
Less valuation allowance                                    (2,380)      (2,223)
                                                           -------      -------

Total foreign deferred tax assets                              818        1,370
                                                           -------      -------

                                                           $ 2,041      $ 2,508
                                                           =======      =======


      At March 31, 1997, the Corporation has accumulated domestic net operating loss carryforwards (expiring in 2005 through 2009) of approximately $11,000 available to offset future domestic taxable income.

      The differences between income taxes at the federal statutory rate and the effective tax rate are as follows:

                                                       YEAR ENDED MARCH 31
                                                    --------------------------
                                                    1997       1996       1995
Income taxes at federal statutory rate              34.0%      34.0%      34.0%
Foreign tax rate differential                       (0.9)      (0.7)      (0.7)
U.K. pension                                        (2.0)       2.3        0.5
U.K. amortization of intangibles                                0.9       (0.5)
Other                                                3.6        1.7       (2.3)
                                                    ----       ----       ----

Effective tax rate                                  34.7%      38.2%      31.0%
                                                    ====       ====       ====

      Earnings from continuing operations before income taxes include $3,439, $1,312 and $1,962 in 1997, 1996 and 1995, respectively, of foreign earnings.

      Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $19,279 at March 31, 1997 because such amounts are considered to be permanently invested abroad. Determination of the amount of the unrecognized deferred tax liability for these undistributed earnings is not practicable.

I.    EMPLOYEE BENEFITS

      DEFINED BENEFIT PLANS - The Corporation has historically maintained defined benefit retirement plans covering substantially all of its employees. Benefits are principally based on years of service and level of earnings. The Corporation funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by ERISA. The Corporation funds monthly contributions to the foreign plans, which are contributory, based on actuarially determined rates.

      Effective February 28, 1997, the Corporation amended its domestic plan to freeze participant benefits and close the plan to new participants. As a result, the Corporation recognized a curtailment gain of $369 primarily due to the reduction of the projected benefit obligation. The domestic pension asset recorded on the balance sheet would be substantially unrecoverable in the event of plan termination due to taxes, including excise taxes, which would be payable upon reversion of any excess pension assets to the Corporation.

      The components of net pension expense for all plans, excluding the curtailment gain, are as follows:

                                                         YEAR ENDED MARCH 31
                                --------------------------------------------------------------------------
                                        1997                     1996                        1995
                                ----------------------    ----------------------    ----------------------
                                 DOMESTIC     FOREIGN     DOMESTIC      FOREIGN     DOMESTIC      FOREIGN
Service cost                    $     434    $     391    $     477    $     425    $     492    $     383
Interest cost                         449          709          446          663          429          563
Actual return on assets              (825)        (779)        (732)      (1,476)        (438)        (566)
Net amortization and deferral         317           83          324        1,035           33          134
                                ---------    ---------    ---------    ---------    ---------    ---------

Net pension expense             $     375    $     404    $     515    $     647    $     516    $     514
                                =========    =========    =========    =========    =========    =========

      Summary information for the funded plans is as follows:

                                                                            MARCH 31
                                                           --------------------------------------------
                                                                    1997                   1996
                                                           --------------------    --------------------
                                                           DOMESTIC    FOREIGN     DOMESTIC    FOREIGN
Vested benefit obligation                                  $  5,701    $  8,692    $  4,398    $  5,732
                                                           ========    ========    ========    ========

Accumulated benefit obligation                             $  5,911    $  8,748    $  4,819    $  5,732
                                                           ========    ========    ========    ========

Projected benefit obligation                               $  5,911    $  9,445    $  6,311    $  7,640
Fair value of plan assets                                     6,343      10,020       6,112       8,243
                                                           --------    --------    --------    --------

Plan assets greater (less) than projected benefit
   obligation                                                   432         575        (199)        603

Reconciliation of financial status of plans to
   amounts recorded in the balance sheets:
   Unamortized plan assets in excess of plan liabilities
      (overfunding) to be recognized as a reduction of
      future years' pension expense                             (34)       (707)       (169)       (726)

   Unrecognized net loss from experience different
      than plan assumptions                                     223       1,254         391         825

   Unamortized prior service cost from change in
      benefit formula                                                     1,223         360       1,231
                                                           --------    --------    --------    --------

Pension asset included in the balance sheets               $    621    $  2,345    $    383    $  1,933
                                                           ========    ========    ========    ========


      The weighted-average discount rate used for the domestic plan was 7.5% in 1997 through the curtailment date and 1996. The discount rate was changed to 7.0% after the curtailment. Where appropriate, the projected rate of compensation increases was 4.5% in 1997 and 1996 and the expected rate of return on plan assets was 8% in 1997 and 1996. Domestic plan assets are primarily invested in listed stocks and bonds and U.S. government obligations. Approximately 12% of the fair value of the assets at March 31, 1997 comprised 146,000 Common Shares of the Corporation.

      The weighted-average discount rate used for the foreign plans was 9% in 1997 and 1996. The projected rate of compensation increases was 7% in 1997 and 1996, and the expected rate of return on plan assets was 9% in 1997 and 1996. Foreign plan assets are invested in managed fund units in the United Kingdom.

      DEFINED CONTRIBUTION PLAN - The Corporation has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. The Corporation's policy is to contribute a specified percentage of the employees' contribution as determined periodically by the Corporation. Plan expense was $200 in 1997, $169 in 1996 and $170 in 1995.

J.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Corporation leases various land, buildings and equipment (principally for the U.K. companies) under capital and operating lease obligations with noncancelable terms ranging from 1 to 18 years. Minimum lease commitments as of March 31, 1997 follow:

                                            CAPITAL    OPERATING
                                            LEASES     LEASES
                                            -------    -------
1998                                        $   543    $ 1,400
1999                                            355      1,351
2000                                            121        923
2001                                             34        575
2002                                             20        563
Later years                                              6,353
                                            -------    -------

Total minimum lease payments                  1,073    $11,165
                                                       =======

Amount representing interest                    (88)
                                            -------

Present value of minimum lease payments         985
Less current maturities of capital leases       523
                                            -------

Long-term portion of capital leases         $   462
                                            =======

      At March 31, 1997 and 1996, buildings and equipment under capital leases of $2,481 and $2,750 (less accumulated depreciation of $1,109 and $1,629), respectively, are included in property, plant and equipment. Rent expense under operating leases was $1,171, $993 and $922 for the years ended March 31, 1997, 1996 and 1995, respectively.

      LITIGATION - The Corporation is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management is of the opinion that such claims and litigation are not likely to have a material effect on the financial position or results of operations of the Corporation.

      CONSULTING AGREEMENTS - The Corporation entered into a consulting agreement with its former chairman in April 1997 and terminated its obligation to him under a previous founders agreement. The remaining obligation under the consulting agreement of $450 and $700 at March 31, 1997 and 1996, respectively, is included in other accrued expenses in the consolidated balance sheets.

      GOVERNMENT CONTRACTS - Overhead rates for cost reimbursement and time and material billed to government contracts are subject to possible audit, adjustment and/or renegotiation. Management does not believe such matters will have a material effect on the consolidated financial statements.

K.    RESTRUCTURING CHARGE

      In September 1996 the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $800 was recorded for such office consolidation during the quarter ended September 30, 1996. The charge consisted primarily of estimated costs relating to severance for six employees and rent and other costs related to the vacated offices in Dayton, Ohio. In the fourth quarter of fiscal year 1997, the Corporation recorded a credit to the restructuring charge of $270 after successfully subleasing the vacated offices. At March 31, 1997, the accrued restructuring charge of $340 primarily relates to rent (net of expected sublease rental income) and other expenses payable through June 1999, the lease termination date.

L.    DISCONTINUED OPERATIONS

      In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to a leased property in Knoxville, Tennessee, a leased property in Toronto, Canada, and product liability claims for products sold prior to the disposal.

      During the year ended March 31, 1997, the Corporation recorded a charge of $456 (net of a tax benefit of $235) to increase the provision for losses for such discontinued operations. The increase was due to additional repair and maintenance costs relating to the Knoxville property, decreased sublease income from the Knoxville property, increased insurance costs related to product liability claims and loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility.

      During the year ended March 31, 1997, the reserve for losses from discontinued operations increased by the $691 charge previously discussed and decreased by $1,192 for charges to the reserve, leaving a balance of $918 at March 31, 1997. During the year ended March 31, 1996, the reserve for losses from discontinued operations increased by $140 from asset sales and decreased by $781 for charges to the reserve, leaving a balance of $1,419 at March 31, 1996. During the year ended March 31, 1995, the reserve for losses from discontinued operations increased by $700 as a result of a settlement with the bankruptcy court related to a major tenant of the Knoxville leased property who filed bankruptcy in 1994 and decreased by $1,212 for charges to the reserve.

      The Corporation is directly or contingently liable for lease and other commitments related to property formerly used by its discontinued operations. Commitments, net of minimum sublease rentals expected to be received, are $335 in 1998 and $196 in 1999.

M.    INDUSTRY SEGMENTS

      The Corporation's operations consist of three segments:

            -     Leisure Marine equipment distribution in the U.K.
            -     Housewares manufacturing and distribution in the U.K.
            -     Life Sciences and Engineering in the U.S.

      The Leisure Marine distribution segment is comprised of Sowester Ltd. a subsidiary, which sells to boat manufacturers and marine retailers more than 4,000 items of marine equipment including hardware and electronics, outboard, inboard and stern drive engines, personal watercraft, engine controls, steering systems, and associated replacement parts. Sowester Ltd. is the exclusive distributor in the U.K. and Ireland for many well-known brand names such as Mercury, MerCruiser and Sea Doo.

      The Housewares manufacturing segment is comprised of Beldray Ltd. and Hago Products Ltd., subsidiaries which manufacture and sell under various proprietary brand names and private labels ironing tables, household ladders, rotary dryers, indoor airers, child safety gates, fireguards and garden equipment. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers and department stores, primarily in the U.K. and Ireland.

      The Life Sciences and Engineering segment is comprised of two subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., and is engaged in basic and applied biotechnological research, support services and engineering pursuant to contracts primarily with agencies of the U.S. government.

      Information concerning the Corporation's operations by industry segment is presented in the following table:

                                                                 YEAR ENDED MARCH 31
                                                          -----------------------------------
                                                            1997         1996         1995
REVENUES FROM UNAFFILIATED CUSTOMERS (1):
   Leisure Marine                                         $  28,658    $  25,034    $  20,923
   Housewares (2)                                            33,071       26,442       26,891
   Life Sciences and Engineering (3)                         50,010       44,345       43,952
                                                          ---------    ---------    ---------

                                                          $ 111,739    $  95,821    $  91,766
                                                          =========    =========    =========
OPERATING PROFIT:
   Leisure Marine                                         $   2,402    $   1,932    $   1,021
   Housewares                                                   729         (847)         599
   Life Sciences and Engineering                              3,592        3,786        3,894
                                                          ---------    ---------    ---------

                                                              6,723        4,871        5,514
   Restructuring charge                                        (530)
   Other income - net                                            75           51          485
   Interest expense                                            (995)      (1,126)      (1,308)
   Corporate expense                                         (1,362)      (1,902)      (1,777)
                                                          ---------    ---------    ---------

Earnings from continuing operations before income taxes   $   3,911    $   1,894    $   2,914
                                                          =========    =========    =========

IDENTIFIABLE ASSETS:
   Leisure Marine                                         $  18,137    $  15,900    $  15,904
   Housewares                                                16,041       10,167       11,583
   Life Sciences and Engineering                              9,976       10,723       10,331
   Other                                                      5,813        5,581        6,351
                                                          ---------    ---------    ---------

                                                          $  49,967    $  42,371    $  44,169
                                                          =========    =========    =========
DEPRECIATION:
   Leisure Marine                                         $     384    $     377    $     363
   Housewares                                                   640          559          507
   Life Sciences and Engineering                                115          150          163
   Other                                                         14           31           27
                                                          ---------    ---------    ---------

                                                          $   1,153    $   1,117    $   1,060
                                                          =========    =========    =========

CAPITAL ADDITIONS:
   Leisure Marine                                         $     329    $     298    $      87
   Housewares                                                   221          349          341
   Life Sciences and Engineering                                 72           17           83
   Other                                                          2                        53
                                                          ---------    ---------    ---------

                                                          $     624    $     664    $     564
                                                          =========    =========    =========

(1) Revenues from tangible products were $73,307, $59,384 and $57,747 and revenues from services were $38,432, $36,437 and $34,019 for the years ended March 31, 1997, 1996 and 1995, respectively. Related cost of goods sold for tangible products was $62,375, $51,245 and $49,317 and related cost of services was $34,555, $32,456 and $29,897, respectively.

(2)  Includes revenues from one customer of $11,913 in 1997.

(3) Includes revenues from the U.S. government of $49,808 in 1997, $44,091 in 1995 and $43,637 in 1995.

N.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     FISCAL
                                                     YEAR
                                                      ENDED     FOURTH       THIRD      SECOND       FIRST
                                                     MARCH 31  QUARTER     QUARTER     QUARTER     QUARTER
REVENUES                                               1997   $  30,203   $  28,360   $  26,669   $  26,507
                                                       1996      24,717      22,175      23,904      25,025

GROSS PROFIT  (Revenues less cost                      1997       4,287       3,038       3,419       4,065
               of goods sold)                          1996       3,127       2,640       3,114       3,239

EARNINGS FROM CONTINUING OPERATIONS                    1997       1,161         258          84       1,049
                                                       1996         210         156         419         386

NET EARNINGS                                           1997         705         258          84       1,049
                                                       1996         210         156         419         386

EARNINGS PER SHARE FROM CONTINUING                     1997        0.22        0.05        0.02        0.20
   OPERATIONS                                          1996        0.04        0.03        0.08        0.08

NET EARNINGS PER SHARE                                 1997        0.13        0.05        0.02        0.20
                                                       1996        0.04        0.03        0.08        0.08

AVERAGE COMMON AND COMMON                              1997       5,186       5,199       5,210       5,174
   EQUIVALENT SHARES OUTSTANDING                       1996       5,121       5,059       5,051       5,038



      The Corporation files quarterly information on Form 10-Q with the Securities and Exchange Commission. Significant activity in the amounts reported for the quarter ended March 31, 1997 included the provision for losses related to discontinued operations of $456, net of tax benefit of $235 (see Note L); the pretax credit to the accrued restructuring charge totaling $270 (see Note K); and pretax revenue from material fees upon settlement of a government contract totaling $450.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference from the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1997, except for certain information concerning the executive officers of the Corporation which is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1997, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1997, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 18, 1997, and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

     Independent Auditors' Report.

     Consolidated Balance Sheets -- March 31, 1997 and 1996.

     Consolidated Statements of Earnings -- for the fiscal years ended March 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity -- for the fiscal years ended March 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows -- for the fiscal years ended March 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements -- for the fiscal years ended March 31, 1997, 1996 and 1995.

     (a) (2) Financial Statement Schedules

                 Independent Auditors' Report -- ..............   At page 37 of this Report.

                 Schedule I -- .................................  Condensed financial information of registrant
                                                                  (at pages 38 - 40 of this Report)

                 Schedule II -- ................................  Valuation and qualifying accounts (at page 41 of this Report)

     The information required to be submitted in Schedules III, IV and V for KRUG International Corp. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

     (b) Reports on Form 8-K

        During the quarter ended March 31, 1997, the Corporation filed two reports on Form 8-K. The first was dated January 14, 1997 reporting
        Item 2 - Acquisition or Disposition of Assets. The second was dated March 31, 1997 reporting Item 2 - Acquisition or Disposition of Assets. Both Form 8-K's related to the acquisition of Hago Products Ltd. by Beldray Ltd.

     (c) Exhibits.  See Index to Exhibits

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of June, 1997.

                                       KRUG International Corp.



                                       By:  /s/ CHARLES LINN HASLAM
                                          -------------------------------------
                                                 Charles Linn Haslam
                                          Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:

------------------------------------------------------------------------------------------------------------------------
                   Name                                           Title                                    Date
------------------------------------------------------------------------------------------------------------------------
/s/ CHARLES LINN HASLAM                     Chairman and Chief Executive Officer                   June 13, 1997
------------------------------------------- (Principal Executive Officer)
Charles Linn Haslam


/s/ ROBERT M. THORNTON, JR.                 Director, President and Chief Financial Officer        June 13, 1997
------------------------------------------- (Principal Financial Officer)
Robert M. Thornton, Jr.


/s/ Robert M. Ellis                         Principal Accounting Officer                           June 13, 1997
-------------------------------------------
Robert M. Ellis


/s/ JAMES J. MULLIGAN                       Director                                               June 13, 1997
-------------------------------------------
James J. Mulligan


/s/ BERNEE D. L. STROM                      Director                                               June 13, 1997
-------------------------------------------
Bernee D. L. Strom


/s/ W. EDWARD GREENHALGH                    Director                                               June 13, 1997
-------------------------------------------
W. Edward Greenhalgh


/s/ T. WAYNE HOLT                           Director                                               June 13, 1997
-------------------------------------------
T. Wayne Holt


/s/ KAREN B. BRENNER                        Director                                               June 13, 1997
-------------------------------------------
Karen B. Brenner

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  KRUG International Corp.
Houston, Texas

     We have audited the consolidated financial statements of KRUG International Corp. and subsidiaries as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 16, 1997 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedules of KRUG International Corp. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio

May 16, 1997

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                    OF REGISTRANT, KRUG INTERNATIONAL CORP.


                                 BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                       MARCH 31,    MARCH 31,
                                         1997        1996
                                       ---------   ---------
CURRENT ASSETS                         $     250   $     798
PROPERTY, PLANT & EQUIP. - NET               672         751
RECEIVABLE FROM SUBSIDIARIES               3,965       4,646
INVESTMENT IN SUBSIDIARIES
  ON THE EQUITY METHOD                    30,552      27,186
OTHER ASSETS                               2,177       1,574
                                       ---------   ---------
                                       $  37,616   $  34,955
                                       =========   =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                    $   3,713   $   1,892
PAYABLE TO SUBSIDIARIES                   11,824      11,497
SUBSIDIARY LIABILITY GUARANTEED
  BY REGISTRANT                              327         564
LONG-TERM DEBT                             3,792       6,472
                                       ---------   ---------
        TOTAL LIABILITIES                 19,656      20,425
                                       ---------   ---------

SHAREHOLDERS' EQUITY:
  COMMON SHARES                            2,576       2,538
  ADDITIONAL PAID-IN CAPITAL               4,399       4,224
  RETAINED EARNINGS                        9,966       7,870
  FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT                 1,019        (102)
                                       ---------   ---------
  TOTAL SHAREHOLDERS' EQUITY              17,960      14,530
                                       ---------   ---------

                                       $  37,616   $  34,955
                                       =========   =========

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                    OF REGISTRANT, KRUG INTERNATIONAL CORP.

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                             (AMOUNTS IN THOUSANDS)


                                        FISCAL YEAR ENDED MARCH 31,
                                      1997         1996         1995
                                    ---------    ---------    ---------
REVENUES:
  NET SALES                         $      78    $     143    $     187
  DIVIDEND INCOME FROM KRUG
    INTERNATIONAL (UK) LTD                                        1,595
  DIVIDEND INCOME FROM KRUG
    LIFE SCIENCES INC                   1,111        1,099        4,614
                                    ---------    ---------    ---------
      TOTAL REVENUES                    1,189        1,242        6,396

COSTS AND EXPENSES:
  COSTS OF GOODS SOLD                     (13)        (282)        (201)
  SELLING AND ADMINISTRATIVE            1,359        1,938        1,697
  RESTRUCTURING CHARGE                    530
  INTEREST EXPENSE                        916          938        1,284
  OTHER (INCOME), NET                     (75)         (20)        (448)
                                    ---------    ---------    ---------
EARNINGS BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED NET
  EARNINGS (LOSS) OF SUBSIDIARIES      (1,528)      (1,332)       4,064

INCOME TAXES - PROVIDED ON
  SEPARATE RETURN BASIS                  (413)        (374)       1,315
                                    ---------    ---------    ---------
EARNINGS BEFORE EQUITY IN
  UNDISTRIBUTED NET EARNINGS
  (LOSS) OF SUBSIDIARIES               (1,115)        (958)       2,749

EQUITY IN UNDISTRIBUTED NET
  EARNINGS (LOSS) OF
  SUBSIDIARIES                          3,211        2,129         (737)
                                    ---------    ---------    ---------
NET EARNINGS                            2,096        1,171        2,012

RETAINED EARNINGS, BEGINNING
  OF YEAR                               7,870        6,699        4,690

CASH PAID IN LIEU OF
FRACTIONAL SHARES                                                    (3)
                                    ---------    ---------    ---------
RETAINED EARNINGS, END
  OF YEAR                           $   9,966    $   7,870    $   6,699
                                    =========    =========    =========

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                    OF REGISTRANT, KRUG INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                        FISCAL YEAR ENDED MARCH 31,
                                      1997         1996         1995
                                    ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
      NET EARNINGS                  $   2,096    $   1,171    $   2,012
      ADJUSTMENTS TO RECONCILE
        EARNINGS TO CASH PROVIDED
        BY (USED IN) OPERATING
        ACTIVIITES:
            ACCOUNTS RECEIVABLE            70           40          424
            OTHER                        (662)        (675)         (62)
                                    ---------    ---------    ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                  1,504          536        2,374
                                    ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    INCREASE (DECREASE) IN NET
      PAYABLE TO SUBSIDIARIES          (1,008)         (39)        (371)
    BANK BORROWING - NET                                         (1,000)
    ADDITIONS TO LONG-TERM DEBT                                   4,879
    PAYMENTS ON LONG-TERM DEBT         (1,120)        (573)      (8,746)
    SALE OF COMMON SHARES                 213          166           31
                                    ---------    ---------    ---------
NET CASH (USED IN)
  FINANCING ACTIVITIES                 (1,915)        (446)      (5,207)
                                    ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
    ADDITIONS TO PROPERTY, PLANT
      AND EQUIPMENT                        (3)          (5)
    PROCEEDS FROM SALE OF ASSETS                                    422
    CASH DIVIDENDS RECEIVED FROM
      SUBSIDIARIES                                                1,595
                                    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                     (3)          (5)       2,017
                                    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH          (414)          85         (816)

CASH AT BEGINNING OF YEAR                 430          345        1,161
                                    ---------    ---------    ---------
CASH AT END OF YEAR                 $      16    $     430    $     345
                                    =========    =========    =========

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

Column A       Column B            Column C            Column D     Column E
--------       --------    -------------------------   --------     --------
                                  Additions
                           -------------------------

                                           Currency
Allowance for   Balance at   Charged to   Translation    Deductions    Balance
 Doubtful        Beginning    Costs and    /Foreign        from         at End
 Accounts        of Year      Expenses    Acquisition    Reserves      of Year
--------------  ----------   ----------    ----------    ----------   ----------
YEAR ENDED
March 31,1997   $      658   $      184    $       54    $       40   $      856
                ==========   ==========    ==========    ==========   ==========

YEAR ENDED
March 31,1996   $      595   $      144    $      (37)   $       44   $      658
                ==========   ==========    ==========    ==========   ==========

YEAR ENDED
March 31,1995   $      634   $       (7)   $       54    $       86   $      595
                ==========   ==========    ==========    ==========   ==========


Deferred Income                            Currency
 Tax Asset      Balance at    Additions   Translation    Deductions   Balance
 Valuation      Beginning       to         /Foreign        from        at End
 Allowance       of Year      Reserves     Acquisition    Reserves     of Year
--------------  ----------   ----------    ----------    ----------   ----------
YEAR ENDED
March 31,1997   $    6,019   $        0   $      157    $      640   $    5,536
                ==========   ==========   ==========    ==========   ==========

YEAR ENDED
March 31,1996   $    6,280   $        0   $     (136)   $      125   $    6,019
                ==========   ==========   ==========    ==========   ==========

YEAR ENDED
March 31,1995   $    6,800   $        0   $      198    $      718   $    6,280
                ==========   ==========   ==========    ==========   ==========

                               INDEX TO EXHIBITS



(3)    ARTICLES OF INCORPORATION AND BY-LAWS:

      *3.1    Articles of Incorporation of KRUG International Corp., as amended, was filed as Exhibit
              3.1 to the Corporation's Report on Form 10-K for the year ended March 31, 1992

      *3.2    Code of Regulations of KRUG International Corp., as amended, was filed as Exhibit 3.1 to the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996

(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

       4.1    Credit Agreement among KRUG International Corp.,

              Technology/Scientific Services, Inc., KRUG Life Sciences Inc. and Society Bank, N.A., The
              Central Trust Company, N.A., Comerica Bank, CoreStates Bank, N.A. and Security Pacific
              National Bank dated November 14, 1991, as well as the following related documents: (i)
              Amendment No. 1 to the Credit Agreement, dated November 22, 1991; (ii) Form of Term Note, dated November 14, 1991; (iii) Form of Revolving Credit Note, dated November 14, 1991;
              (iv) Form of Security Agreement, dated November 14, 1991; (v) Amendment No. 1 to Security
              Agreement; (vi) Open-End Mortgage, dated November 14, 1991 and Amendment No. 1 to Open-End
              Mortgage, dated November 22, 1991 are filed as an Exhibit to this Report

      *4.2    Amendment No. 2 to the Credit  Agreement (listed at 4.1 immediately above) dated July 31,
              1992 was filed as Exhibit 4.4 to the Corporation's Report on Form 10-K for the year ended
              March 31, 1993

      *4.3    Amendment to the Credit Agreement (listed at 4.1 above) dated May 25, 1993 was filed as
              Exhibit 4.5 to the Corporation's Report on Form 10-K for the year ended March 31, 1993

      *4.4    Amendment No. 2 to the Credit Agreement (listed at 4.1 above) dated June 10, 1994 was filed as Exhibit 4.6 to the Corporation's Report on Form 8-K dated June 17, 1994

      *4.5    Amendment No. 4 to the Credit Agreement (listed at 4.1 above) dated March 16, 1995 was filed as Exhibit 4.7 to the Corporation's Report on Form 10-K for the year ended March 31,
              1995

      *4.6    Loan and Security Agreement dated March 16, 1995 among KRUG International Corp., KRUG Life
              Sciences Inc., Technology/Scientific Services, Inc. and Transamerica Business Credit
              Corporation was filed as Exhibit A on Form 8-K dated March 17, 1995


      *4.7    Amendment No. 1 to the Loan and Security  Agreement (listed at 4.6 above) dated September
              26, 1995 was filed as Exhibit 4.7 to the Corporation's Report on Form 10-K for the year ended March 31, 1996

      *4.8    Loan  Facility dated December 8, 1994 among KRUG International (UK) Limited, Sowester
              Limited and National Westminster Bank was filed as Exhibit 4.8 to the Corporation's Report on Form 10-K for the year ended March 31, 1996

      *4.9    Loan Facility dated December 8, 1994 among KRUG International (UK) Limited, Beldray
              Limited and National Westminster Bank was filed as Exhibit 4.9 to the Corporation's Report on Form 10-K for the year ended March 31, 1996

(10)   MATERIAL CONTRACTS:

      *10.1   1981 Incentive Stock Option Plan, as amended, was filed as Exhibit 10.1 to the
              Corporation's Report on Form 10-K for the year ended March 31, 1993

      *10.2   1985 Incentive Stock Option Plan, as amended, was filed as Exhibit 10.2 to the
              Corporation's Report on Form 10-K for the year ended March 31, 1993

      *10.3   1995 Incentive Stock Option Plan was filed as Exhibit 10.3 to the Corporation's Report on
              Form 10-K for the year ended March 31, 1996

      *10.4   Consulting Agreement between KRUG International  Corp. and Maurice F. Krug dated April 30,
              1996 was filed as Exhibit 10.4 to the Corporation's Report on Form 10-K for the year ended
              March 31, 1996

      *10.5   Employment Agreement between KRUG International Corp. and Charles Linn Haslam dated May
              17, 1996 was filed as Exhibit 10.1 to the Corporation's Report on Form 10-Q for the
              quarter ended June 30, 1996

      *10.6   Consulting and Employment Agreement between KRUG International Corp. and  Robert M.
              Thornton, Jr. dated May 17, 1996 was filed as Exhibit 10.2 to the Corporation's Report on
              Form 10-Q for the quarter ended June 30, 1996

       10.7   Employment Agreement between KRUG International Corp. and Thomas W. Kemp dated October 1,
              1996 is filed as an Exhibit to this Report

       10.8   1997 Employee Stock Purchase Plan is filed as an Exhibit to this Report

 (21)  SUBSIDIARIES:

              The active subsidiaries of KRUG International Corp. are listed below, do business under the name under which they are organized, and are included in the consolidated financial statements of the Corporation. The names, jurisdiction of incorporation of such subsidiaries, and percentage of voting securities owned by the Corporation are set forth below.

                                                        JURISDICTION IN               PERCENTAGE
                                                            WHICH                     OF VOTING
        NAME OF SUBSIDIARY                                INCORPORATED             SECURITIES OWNED
        ------------------                                ------------             ----------------
        Technology/Scientific Services, Inc.                   Ohio                      100%

        KRUG Life Sciences Inc.                                Ohio                      100%

        KRUG Properties Inc.                                   Ohio                      100% (1)

        KRUG Properties Ltd.                             Ontario, Canada                 100% (1)

        KRUG International (U.K.) Ltd.                    United Kingdom                 100%

        Beldray Limited                                   United Kingdom                 100% (2)

        Sowester Limited                                  United Kingdom                 100% (2)

        Hago Products Limited                             United Kingdom                 100% (3)

        ----------

        (1)  Subsidiaries included within discontinued operations.
        (2)  Subsidiaries of KRUG International (U.K.) Ltd.
        (3)  Subsidiary of Beldray Limited

 (23)  CONSENTS OF EXPERTS AND COUNSEL:

       23.1   Consent of Deloitte & Touche LLP dated June 13, 1997 with  respect to material  incorporated by  reference  into the KRUG  International  Corp.  Registration  Statement on Form S-8 (No.
              33-22847)  relating to the Corporation's  1985 Incentive Stock Option Plan, the Registration
              Statement on Form S-8 (No.  33-67920)  relating to the Corporation's  Incentive Share Option
              Scheme 1985,  and the  Registration  Statement on Form S-8 (No.  333-06129)  relating to the
              Corporation's  1995 Incentive Stock Option Plan and the  Registration  Statement on Form S-3
              (No. 33-88190)

 (27)  FINANCIAL  DATA SCHEDULE:

              Financial Data Schedule for the fiscal year ended March 31, 1997

---------

* Indicates that this Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.