Form 10-Q
period 1997-06-30
KRUG INTERNATIONAL CORP
filed 1997-08-14
CIK 96793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ................ TO ..............

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

Yes   [X]     No   [ ]

The number of Common Shares, without par value, outstanding as of July 31, 1997 was 5,157,270.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             June 30,       March 31,
                                                               1997           1997
                                                            ----------     ----------
                                     ASSETS
Current Assets:
  Cash                                                      $      714     $      105
  Receivables - net                                             20,713         21,631
  Inventories (Note B)                                          12,097         11,103
  Prepaid expenses                                               1,433          1,058
                                                            ----------     ----------

     Total Current Assets                                       34,957         33,897
                                                            ----------     ----------

Property, Plant and Equipment                                   19,209         18,488
  Less accumulated depreciation                                  8,064          7,650
                                                            ----------     ----------
                                                                11,145         10,838
                                                            ----------     ----------

Pension Asset                                                    3,046          2,966
Deferred Tax Assets                                              1,470          2,041
Other Assets                                                       431            225
                                                            ----------     ----------
                                                            $   51,049     $   49,967
                                                            ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                           $       --     $    1,161
  Accounts payable                                              11,819         11,650
  Accrued expenses (Note D)                                      6,458          6,176
  Income taxes                                                     484            451
  Net current liabilities of discontinued
     operations (Note E)                                           450            450
  Current maturities of long-term debt                           2,967          2,922
                                                            ----------     ----------
      Total Current Liabilities                                 22,178         22,810
                                                            ----------     ----------
Long-Term Debt                                                   9,582          9,173
Net Non-Current Liabilities of Discontinued
  Operations (Note E)                                                              24
                                                            ----------     ----------
Total Liabilities                                               31,760         32,007
                                                            ----------     ----------

Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding, 5,151,206 at
    June 30, 1997 and March 31, 1997                             2,576          2,576
  Additional paid-in capital                                     4,399          4,399
  Retained earnings                                             11,051          9,966
  Foreign currency translation adjustment                        1,263          1,019
                                                            ----------     ----------

      Total Shareholders' Equity                                19,289         17,960
                                                            ----------     ----------

Total Liabilities and Shareholders' Equity                  $   51,049     $   49,967
                                                            ==========     ==========

                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share)


                                                   Three Months Ended
                                                         June 30,
                                              ------------------------------
                                                 1997               1996
                                              -----------        -----------
Revenues                                      $    30,508        $    26,507

Costs and Expenses:
     Cost of goods sold                            26,057             22,442
     Selling and administrative                     2,474              2,268
     Interest expense                                 318                290
     Other income -- net                               (4)               (64)
                                              -----------        -----------
                                                   28,845             24,936
                                              -----------        -----------

Earnings before Income Taxes                        1,163              1,571

Income Taxes (Note C)                                 578                522
                                              -----------        -----------

Net Earnings                                  $     1,085        $     1,049
                                              ===========        ===========

Net Earnings Per Share                        $      0.21        $      0.20
                                              ===========        ===========

Average Common and Common Equivalent
     Shares Outstanding                             5,183              5,174
                                              ===========        ===========

                 See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                     June 30,
                                                            --------------------------
                                                               1997            1996
                                                            --------------------------
Net Cash Provided by Operating Activities                   $    1,953      $    3,794
                                                            ----------      ----------

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment               (214)            (88)
     Proceeds from sale of assets                                   31              --
                                                            ----------      ----------

           Net Cash Used in Investing Activities                  (183)            (88)
                                                            ----------      ----------

Cash  Flows From Financing Activities:
     Bank borrowings - net                                      (1,158)            (31)
     Payments on long-term debt                                    (13)         (1,230)
     Proceeds from exercise of stock options                        --             137
                                                            ----------      ----------

           Net Cash Provided by (Used in)
               Financing Activities                             (1,171)         (1,124)
                                                            ----------      ----------

     Effect of Exchange Rate Changes on Cash                        10              53
                                                            ----------      ----------

Net Increase in Cash                                               609           2,635

Cash at Beginning of Period                                        105             439
                                                            ----------      ----------

Cash at End of Period                                       $      714      $    3,074
                                                            ==========      ==========

Cash Paid For:
     Income Taxes                                           $       --      $       --
                                                            ==========      ==========
     Interest                                               $      326      $      329
                                                            ==========      ==========

Non-Cash Investing and Financing Activities-
     Capital leases                                         $      367      $       47
                                                            ==========      ==========

          See notes to consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)


NOTE A -- BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 1997 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1997. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.


NOTE B-- INVENTORIES

                                                   June 30,       March 31,
                                                     1997           1997
                                                  ----------     ----------
Finished goods                                    $    8,752     $    8,171
Work-in-process                                        1,138          1,291
Raw materials and supplies                             2,207          1,641
                                                  ----------     ----------
                                                  $   12,097     $   11,103
                                                  ==========     ==========


NOTE C-- INCOME TAXES

     The provision for income taxes is composed of the following:

Three Months Ended June 30,                        1997        1996
---------------------------                       -------     -------
Domestic                                          $    17     $    65
Foreign                                               561         457
                                                  -------     -------
                                                  $   578     $   522
                                                  =======     =======

NOTE D -- RESTRUCTURING CHARGE

     In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. At June 30, 1997, accrued expenses included the accrued restructuring charge of $298 which relates primarily to rent (net of expected sublease rental income) and other expenses payable through June 1999, the lease termination date of the offices in Dayton, Ohio vacated by the Corporation.

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

NOTE F -- RECENT ACCOUNTING STANDARDS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS NO. 128") was issued. This statement requires dual presentation of basic and diluted earnings per share on the face of the statement of earnings for entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods. Implementation of this pronouncement is not expected to have a material effect on reported earnings per share.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. This statement requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of shareholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except for those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997 although earlier application is permitted. SFAS No. 130 does not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities). Implementation of SFAS No. 130 is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

     In June 1997, SFAS No. 131, "Disclosure and Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This statement requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for fiscal years beginning after December 15, 1997 although earlier application is encouraged. Implementation of SFAS No. 131 is not expected to have a material effect on the Corporation's Consolidated Financial Statements.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                     THREE MONTHS ENDED
                                                          June 30,
                                                 --------------------------
                                                    1997            1996
                                                 ----------      ----------
REVENUES:
Leisure Marine                                   $   10,802      $    9,654
Housewares                                            9,595           6,572
Life Sciences and Engineering                        10,111          10,281
                                                 ----------      ----------
                                                 $   30,508      $   26,507
                                                 ==========      ==========

OPERATING PROFIT:
Leisure Marine                                   $    1,467      $    1,167
Housewares                                              111             141
Life Sciences and Engineering                           692             815
                                                 ----------      ----------
                                                      2,270           2,123
Corporate expense                                      (293)           (326)
                                                 ----------      ----------
Operating profit                                      1,977           1,797
Other income - net                                        4              64
Interest expense                                       (318)           (290)
                                                 ----------      ----------
Earnings before Income Taxes                     $    1,663      $    1,571
                                                 ==========      ==========

CAPITAL ADDITIONS:
Leisure Marine                                   $        0      $       12
Housewares                                              198              62
Life Sciences and Engineering                            16              14
                                                 ----------      ----------
                                                 $      214      $       88
                                                 ==========      ==========

RESULTS OF OPERATIONS

First quarter revenues for fiscal 1998 of $30.5 million increased $4.0 million or 15% from the comparable quarter of fiscal 1997. The U.K. Leisure Marine Segment revenue increased by $1.1 million from the same period in fiscal 1997. A $0.4 million increase in sales volume, resulting from increased chandlery and personal watercraft sales offset somewhat by decreased outboard and inboard engine sales, and $0.7 million favorable effect of foreign currency translation combined for the increase in revenues. The U.K. Housewares Segment revenue increased by $3.0 million from the comparable period of fiscal 1997. Of the increase, $2.5 million was due to revenues of Hago Products Limited (Hago) which was purchased on October 31, 1996, $0.4 million was due to the favorable effect of foreign currency translation and $0.1 million was due to increases in sales volume. Sales volume in child safety gates and garden products increased while ladder sales decreased. The Life Sciences and Engineering Segment (LS&E) revenue decreased by $0.1 million from the first quarter of fiscal 1997. Decreased material purchases on contracts with NASA at the Johnson Space Center in Houston, Texas partially offset by increased labor revenue and material purchases under contracts with the U.S. Air Force resulted in the decreased LS&E revenue.

The LS&E order backlog at June 30, 1997 was $139.9 million compared with $106.9 million at March 31, 1997 and $48.2 million at June 30, 1996. In June 1997, KRUG Life Sciences Inc. (KLSI) was awarded a new five-year, $40.1 million NASA contract for biotechnology and bioengineering services with NASA at the Johnson Space Center. A total of approximately $110 million of order backlog relating to three NASA contracts has been awarded since the beginning of calendar 1997.

Operating profit (revenues less cost of goods sold and selling and administrative expenses) increased $0.18 million or approximately 10% over the same quarter of the previous year due primarily to increased operating profit in the Leisure Marine Segment resulting from increased chandlery and personal watercraft sales and increased margins on engine parts sales. Operating profit of the LS&E Segment declined $0.12 million in the fiscal 1998 quarter due to a favorable contract settlement in the prior year's quarter of $0.14 million. Excluding this favorable contract settlement, LS&E had a slight increase in operating profit in the current year. The lower operating profit reported by the Housewares Segment resulted from decreased gross profit (revenues less cost of goods sold) margin. For the quarter ended June 30, 1997, the operating profit margin for the Corporation decreased to 6.5% from 6.8% in the same quarter of the previous year primarily as a result of lower gross profit margin in the Housewares Segment.

Selling and administrative expense increased by $0.2 million in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Of the increase, $0.1 million was due to the unfavorable effect of currency translation. Increased Leisure Marine Segment selling expense, resulting from increased volume, and the addition of Hago to the current year's results also increased selling and administrative expenses. These increases were partially offset by decreased LS&E segment bid and proposal expenses.

Interest expense for the first quarter of fiscal 1998 increased by $0.03 million compared to the first quarter of fiscal 1997 due to increased U.S. and U.K. interest rates and higher U.K. debt levels.

Net earnings were $1.09 million for the first quarter of fiscal 1998 compared to $1.05 million for the comparable period of fiscal 1997 . The increase in earnings is primarily due to the increased revenue and gross profit margin of the Leisure Marine Segment.

DISCONTINUED OPERATIONS

The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first three months of fiscal 1998 and no changes were deemed appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $4.2 million at June 30, 1997. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 15, 2000. At June 30, 1997, the Corporation had a $1.7 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan was provided by five U.S. banks and matures on March 31, 1998. The Corporation's U.K. subsidiaries at June 30, 1997 had two term loans outstanding totaling $5.5 million. The term loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation has an unused line of credit of $4.2 million available at June 30, 1997 for its U.K. subsidiaries. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

During the first quarter of 1998, the Corporation expended $0.21 for capital additions compared to $0.09 million for the comparable quarter in fiscal 1997. Capital additions were primarily for equipment purchases by the Corporation's Housewares Segment.

The Corporation generated $1.95 million from operating activities in the first three months of fiscal 1998. compared to $3.8 million for the first three months of fiscal 1997. The decrease in cash generated from operating activities in the current year was due primarily to increased inventory in the U.K. and decreased cash generated from receivables in the U.S.

CERTAIN CAUTIONARY STATEMENTS

In addition to historical information, Item 2 of this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which may include, without limitation, statements regarding management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, restrictions imposed by debt agreements, competition in the Housewares and Leisure Marine businesses and for government services provided by the Life Sciences and Engineering Segment, governmental and budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in raw material prices, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each business segment and claims for product liability from continuing and discontinued operations.

PART II.  OTHER INFORMATION


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 18, the Corporation held its Annual Meeting of Shareholders. At the meeting four directors, Charles Linn Haslam, Robert M. Thornton, Jr., T. Wayne Holt and James J. Mulligan, were elected to two-year terms of office expiring at the Annual Meeting of Shareholders in 1999. 3,005,439 shares were voted in favor of electing Mr. Haslam and 3,663 shares were withheld, 3,005,439 shares were voted in favor of electing Mr. Thornton and 3,663 shares were withheld, 3,003,962 shares were voted in favor of electing Mr. Holt and 5,140 shares were withheld, and 3,003,653 shares were voted in favor of electing Mr. Mulligan and 5,449 shares were withheld.

          Also at the meeting, the shareholders voted to adopt the Corporation's 1997 Employee Stock Purchase Plan (the 1997 Plan). In general, the 1997 Plan allows employees of the Corporation to receive an option to buy a maximum of 200 shares of the Corporation at a price equal to 85% of the fair market value of the shares on either January 1, 1997 or December 31, 1997, whichever is the lower. The shares are paid for through a payroll deduction program and participants earn 7% interest on the amount of accumulated payroll deductions and on any additional cash payments made. A participant may elect at any time to abandon all or any part of the option and, upon such abandonment, the Corporation will pay to the participant the amount of the payroll deduction or cash payment applicable to the abandoned shares, plus interest. The 1997 Plan commenced on January 1, 1997 and terminates on December 31, 1997. The Board of Directors may renew the 1997 Plan for four one-year periods. 2,980,784 shares were voted in favor of adoption of the 1997 Plan, 13,281 shares were voted against and the holders of 15,037 shares abstained from voting.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibit 10.1 - Amendment dated May 27, 1997 to Employment Agreement between KRUG International Corp. and Charles Linn Haslam dated May 17, 1996 is filed as an exhibit to this report.

          (B) Exhibit 10.2- Amendment dated May 27, 1997 to Consulting and Employment Agreement between KRUG International Corp. and Robert
               M. Thornton, Jr. dated May 17, 1996 is filed as an exhibit to this report.

          (C) Exhibit 10.3 - Employment Agreement between KRUG Life Sciences Inc. and Joseph P. Kerwin dated April 1, 1997 is filed as an exhibit to this report.

          (D) Exhibit 10.4 - Summary of verbal Consulting Agreement between KRUG Life Sciences Inc. and T. Wayne Holt dated April 16, 1997 is filed as an exhibit to this report.

          (E) Exhibit 10.5 - Amendment No. 3 to Loan and Security Agreement between KRUG International Corp., KRUG Life Sciences Inc., Technology/Sciences Services, Inc. and Transamerica Business Credit Corporation dated February 10, 1997 is filed as an exhibit to this report.

          (F) Exhibit 10.6 - Amendment No. 4 to Loan and Security Agreement between KRUG International Corp., KRUG Life Sciences Inc., Technology/Sciences Services, Inc. and Transamerica Business Credit Corporation dated April 21, 1997 is filed as an exhibit to this report.

          (G)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KRUG International Corp.

                                         By:  /s/  Robert M. Ellis
                                            ----------------------------------
                                         Robert M. Ellis
                                         Principal Accounting Officer





Dated :  August  14, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.1             -Amendment dated May 27, 1997 to Employment Agreement
                    between KRUG International Corp. and Charles Linn Haslam
                    dated May 17, 1996 is filed as an exhibit to this report.

  10.2             -Amendment dated May 27, 1997 to Consulting and Employment
                    Agreement between KRUG International Corp. and Robert M.
                    Thornton, Jr. dated May 17, 1996 is filed as an exhibit to this report.

  10.3             -Employment Agreement between KRUG Life Sciences Inc. and
                    Joseph P. Kerwin dated April 1, 1997 is filed as an exhibit to this report.

  10.4             -Summary of verbal Consulting Agreement between KRUG Life
                    Sciences Inc. and T. Wayne Holt dated April 16, 1997 is filed as an exhibit to this report.

  10.5             -Amendment No. 3 to Loan and Security Agreement between KRUG
                    International Corp., KRUG Life Sciences Inc.,
                    Technology/Sciences Services, Inc. and Transamerica Business
                    Credit Corporation dated February 10, 1997 is filed as an exhibit to this report.

  10.6             -Amendment No. 4 to Loan and Security Agreement between KRUG
                    International Corp., KRUG Life Sciences Inc.,
                    Technology/Sciences Services, Inc. and Transamerica Business
                    Credit Corporation dated April 21, 1997 is filed as an exhibit to this report.

  27               -Financial Data Schedule