Form 10-Q
period 1997-09-30
KRUG INTERNATIONAL CORP
filed 1997-11-07
CIK 96793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               ....................    ....................

COMMISSION FILE NUMBER  0-2901

                            KRUG INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Ohio                                         31-0621189
                 ---------                                     -------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
                OR ORGANIZATION)                             IDENTIFICATION NO.)

1290 Hercules Drive   Suite 120 Houston, Texas                     77058
----------------------------------------------                     ------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                 (281)212-1233
                 -------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes  X   No
    ---     ---


The number of Common Shares, without par value, outstanding as of October 29, 1997 was 5,169,419.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands)
                                            September 30,   March 31,
                                                    1997         1997
                                                    ----         ----
               ASSETS
Current Assets:
  Cash                                           $ 2,164      $   105
  Receivables - net                               20,894       21,631
  Inventories (Note C)                            10,059       11,103
  Prepaid expenses                                 1,300        1,058
                                                 -------      -------

     Total Current Assets                         34,417       33,897
                                                 -------      -------

Property, Plant and Equipment                     19,044       18,488
  Less accumulated depreciation                    8,270        7,650
                                                 -------      -------
                                                  10,774       10,838
                                                 -------      -------

Pension Asset                                      2,971        2,966
Deferred Tax Assets                                1,024        2,041
Other Assets                                         363          225
                                                 -------      -------

   Total Assets                                  $49,549      $49,967
                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings                                $            $ 1,161
  Accounts payable                                10,652       11,650
  Accrued expenses                                 6,188        6,176
  Income taxes                                       452          451
  Net current liabilities of discontinued
     operations (Note F)                             450          450
  Current maturities of long-term debt             2,771        2,922
                                                 -------      -------
      Total Current Liabilities                   20,513       22,810
                                                 -------      -------
Long-Term Debt                                     9,428        9,173
Net Non-Current Liabilities of Discontinued
  Operations (Note F)                                              24
                                                 -------      -------
Total Liabilities                                 29,941       32,007
                                                 -------      -------

Shareholders' Equity:
  Common Shares, no par value:
    issued and outstanding, 5,169,419 at
    September  30, 1997 and 5,151,206 at
    March 31, 1997                                 2,585        2,576
  Additional paid-in capital                       4,447        4,399
  Retained earnings                               11,821        9,966
  Foreign currency translation adjustment            755        1,019
                                                 -------      -------

      Total Shareholders' Equity                  19,608       17,960
                                                 -------      -------

Total Liabilities and Shareholders' Equity       $49,549      $49,967
                                                 =======      =======

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                           THREE MONTHS ENDED
                                              September 30,

                                            1997         1996
                                          --------------------

Revenues                                  $30,684      $26,669

Costs and Expenses:
  Costs of goods sold                      26,677       23,250
  Selling and administrative                2,621        2,298
  Restructuring charge (Note E)                            800
  Interest expense                            223          231
  Other income - net                           48            7
                                          -------      -------
                                           29,473       26,572
                                          -------      -------

Earnings before Income Taxes                1,211           97

Income Taxes (Note D)                         440           13
                                          -------      -------

Net Earnings                              $   771      $    84
                                          =======      =======

Net Earnings Per Share                    $  0.15      $  0.02
                                          =======      =======

Average Common and Common Equivalent
  Shares Outstanding                        5,196        5,210
                                          =======      =======


            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                             SIX MONTHS ENDED
                                               September 30,

                                             1997       1996
                                          --------------------

Revenues                                  $61,192      $53,176

Costs and Expenses:
  Costs of goods sold                      52,734       45,692
  Selling and administrative                5,095        4,566
  Restructuring charge (Note E)                            800
  Interest expense                            541          521
  Other income - net                           52           71
                                          -------      -------
                                           58,318       51,508
                                          -------      -------

Earnings before Income Taxes                2,874        1,668

Income Taxes (Note F)                       1,018          535
                                          -------      -------

Net Earnings                              $ 1,856      $ 1,133
                                          =======      =======

Net Earnings Per Share                    $  0.36      $  0.22
                                          =======      =======


Average Common and Common Equivalent
  Shares Outstanding                        5,189        5,192
                                          =======      =======

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           SIX MONTHS ENDED
                                                            September 30,

                                                          1997           1996
                                                         ---------------------

Net Cash Provided by Operating Activities                $ 3,794       $ 5,246
                                                         -------       -------

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment         (519)         (249)
     Proceeds from sale of assets                             85             5
                                                         -------       -------

           Net Cash Used in Investing Activities            (434)         (244)
                                                         -------       -------

Cash  Flows From Financing Activities:
     Bank borrowings - net                                (1,157)          (31)
     Payments on long-term debt                             (181)         (642)
     Sale of Common Shares under Options                      57           212
                                                         -------       -------

           Net Cash Used in Financing Activities          (1,281)         (461)
                                                         -------       -------

Effect of Exchange Rate Changes on Cash                      (20)           65
                                                         -------       -------

Net Increase in Cash                                       2,059         4,606

Cash at Beginning of Period                                  105           439
                                                         -------       -------

Cash at End of Period                                    $ 2,164       $ 5,045
                                                         =======       =======

Cash Paid For:
     Income Taxes                                        $    --       $    --
                                                         =======       =======
     Interest                                            $   611       $   658
                                                         =======       =======
Non-Cash Investing and Financing Activities-
     Capital leases                                      $   367       $   132
                                                         =======       =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)


NOTE A -- BASIS OF PRESENTATION

                 The unaudited Condensed Consolidated Financial Statements for the three and six months ended September 30, 1997 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1997. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period.


NOTE B-- ACQUISITION OF KLIPPAN LIMITED

                 On October 2, 1997, the Corporation's U.K. housewares and child safety subsidiary purchased all the issued capital shares of Klippan Limited, a manufacturer of child safety seats and accessories in the United Kingdom and Scandinavia, for a purchase price of approximately $3.7 million. The acquisition was financed under the Corporation's U.K. bank credit facility.


NOTE C-- INVENTORIES

                                        Sept. 30,               March 31,
                                          1997                     1997
                                        ----------               --------
Finished goods                         $     7,541              $   8,171
Work-in-process                                845                  1,291
Raw materials and supplies                   1,673                  1,641
                                        ----------               --------
                                        $   10,059               $ 11,103
                                        ==========               ========


NOTE D-- INCOME TAXES

                 The provision for income taxes is composed of the following:

Three Months Ended September  30,           1997                     1996
---------------------------------         --------                  -------
Domestic                                  $     72                  $  (237)
Foreign                                        368                      250
                                          --------                  -------
                                          $    440                  $    13
                                          ========                  =======

Six Months Ended September 30,          1997             1996
------------------------------       --------         --------
Domestic                             $     89          $  (172)
Foreign                                   929              707
                                     --------          -------
                                     $  1,018          $   535
                                     --------          -------

NOTE E -- RESTRUCTURING CHARGE

                 In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $800 was recorded for such office consolidation during the quarter ended September 30, 1996. The charge consisted primarily of estimated costs relating to severance for six employees and rent and other costs related to the vacated offices in Dayton, Ohio. In the fourth quarter of fiscal 1997, the Corporation recorded a credit to the restructuring charge of $270 after successfully subleasing the vacated offices. At September 30, 1997, accrued expenses included the accrued restructuring charge of $262 which relates primarily to rent (net of expected sublease rental income) and other expenses payable through June 1999, the lease termination date of the offices vacated by the Corporation.

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

NOTE G -- RECENT ACCOUNTING STANDARDS

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

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                            September  30,                   September 30,
                                        -------        -------           -------       -------
                                         1997           1996              1997         1996
                                        -------        -------           -------       -------
REVENUES:
Leisure Marine                          $ 8,038        $ 6,404           $18,841       $16,058
Housewares and Child Safety              10,525          6,921            20,120        13,493
Life Sciences and Engineering            12,121         13,344            22,231        23,625
                                        -------        -------           -------       -------
                                        $30,684        $26,669           $61,192       $53,176
                                        =======        =======           =======       =======
OPERATING PROFIT:
Leisure Marine                          $   794        $   523           $ 2,261       $ 1,690
Housewares and Child Safety                  84            164               195           305
Life Sciences and Engineering               921            846             1,613         1,661
                                        -------        -------           -------       -------
                                          1,799          1,533             4,069         3,656
Corporate expense                          (413)          (412)             (706)         (738)
                                        -------        -------           -------       -------
Operating profit                          1,386          1,121             3,363         2,918
Restructuring charge                                      (800)                           (800)
Other income - net                           48              7                52            71
Interest expense                           (223)          (231)             (541)         (521)
                                        -------        -------           -------       -------
Earnings before Income Taxes            $ 1,211        $    97           $ 2,874       $ 1,668
                                        =======        =======           =======       =======

CAPITAL ADDITIONS:
Leisure Marine                          $    20        $     0           $    20       $    12
Housewares and Child Safety                 285            110               483           172
Life Sciences and Engineering                 0             51                16            65
                                        -------        -------           -------       -------
                                        $   305        $   161           $   519       $   249
                                        =======        =======           =======       =======

RESULTS OF OPERATIONS

Second quarter revenues for fiscal 1998 of $30.7 million increased by $4.0 million or 15% from the comparable quarter of fiscal 1997. The U.K. Leisure Marine Segment revenue increased by $1.6 million from the same period in fiscal 1997. A $1.3 million increase in sales volume, resulting from increased chandlery, personal watercraft and outboard engine sales, and $0.3 million favorable effect of foreign currency translation combined for the increase in revenues. The U.K. Houseswares and Child Safety Products Segment revenue increased $3.6 million from the comparable period of fiscal 1997. Of this increase, $2.8 million was due to revenues of Hago Products Limited (Hago) which was acquired on October 31, 1996, $0.4 was due to the favorable effect of foreign currency translation and $0.4 was due to increases in sales volume. Sales volume in child safety gates and wire airers increased while ladders decreased. The Life Sciences and Engineering Segment (LS&E) revenue decreased $1.2 million from the second quarter of fiscal 1997. Decreased material purchases under contracts with the U.S. Air Force resulted in the decreased LS&E revenue.

Revenues for the second half of fiscal 1998 increased by $8.0 million to $61.2 million or 15% from $53.2 million in the first half of fiscal 1997. The Leisure Marine Segment revenue increased by $2.8 million or 17% from the same period of fiscal 1997. A $1.7 million increase in sales volume, resulting from increased chandlery and personal watercraft sales offset somewhat by decreased inboard engine sales, and $1.1 million favorable effect of foreign currency translation combined for the increase in revenues. The

Housewares and Child Safety Products Segment revenue increased by $6.6 million from the comparable period of fiscal 1997. Of this increase, $5.2 million was due to the revenues of Hago, $0.9 million was due to the favorable foreign currency translation and $0.5 was due to increased volume. Sales volume in child safety gates, garden products and wire airers increased while ladder sales decreased. The LS&E Segment revenue decreased by $1.4 million in the first half of fiscal 1998 as compared to fiscal 1997. Decreased material purchases offset partially by increased subcontract support services provided under contracts with the NASA Johnson Space Center and the U.S. Air Force resulted in the decreased LS&E revenue.

The LS&E order backlog at September 30, 1997 was $136.0 million compared with $106.9 million at March 31, 1997 and $42.6 million at September 30, 1996. In June 1997, KRUG Life Sciences Inc. (KLSI) was awarded a new five-year, $40.1 million NASA contract for biotechnology and bioengineering services with NASA at the Johnson Space Center. A total of approximately $110 million of order backlog relating to three NASA contracts has been awarded since the beginning of calendar 1997.

Operating profit (revenues less cost of goods sold and selling and administrative expenses) increased $0.27 million or approximately 23% in the second quarter of fiscal 1998 over the same quarter of the previous year due primarily to increased operating profit in the Leisure Marine and LS&E
Segments.   The increased Leisure Marine Segment profit resulted from increased chandlery, personal watercraft and outboard engine sales and increased margins on outboard engine and engine parts sales. Operating profit of the LS&E Segment increased due to increased award fees on NASA contracts in the current year. For the six months ended September 30, 1997, operating profit increased $0.45 million or 15% from the first six months of fiscal 1997 due to increased operating profit in the Leisure Marine Segment. The Segment's increased sales and increased margins on all product groups resulted in the increased operating profit.

Selling and administrative expenses for the second quarter of fiscal 1997 increased by $0.3 million as compared to the same period of the prior fiscal year. For the six months ended September 30, 1997, these expenses increased $0.2 million from the prior year. The increased selling and administrative expenses are due to increased Leisure Marine Segment selling expenses resulting from the increased volume and the addition of Hago in the current year.

In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Center in Houston, Texas. A pre-tax restructuring charge of $0.8 million was recorded for costs related to the office consolidation in the second quarter of fiscal 1997.

Interest expense for the second quarter and first six months of fiscal 1998 was substantially unchanged from the comparable periods of fiscal 1997.

Net earnings were $0.77 million for the second quarter of fiscal 1998 compared to $0.08 million for the comparable period of fiscal 1997. The increase in earnings in the current year is due to increased operating profit of the Leisure Marine and LS&E Segments and the non-recurring $0.8 million pre-tax restructuring charge recorded in the second quarter of fiscal 1997. Net earnings for the six months ended September 30, 1997 were $1.86 million compared to $1.13 million in the prior year. Similar to the increase in second quarter net earnings, the increase for the six months period in the current year is due to the increased profitability of the Leisure Marine Segment and the restructuring charge in the prior year's quarter.

DISCONTINUED OPERATIONS

The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first six months of fiscal 1998 and no changes were deemed appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Under the Corporation's revolving credit facility with a U.S. business credit corporation, the Corporation had a loan outstanding of $4.2 million at September 30, 1997. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 15, 2000. At September 30, 1997, the Corporation had a $1.6 million mortgage loan outstanding on its Dayton, Ohio real property. The mortgage loan was provided by five U.S. banks and matures on March 31, 1998. The Dayton, Ohio real property is presently being offered for sale. The Corporation's U.K. subsidiaries at September 30, 1997 had two term loans outstanding totaling $5.2 million. The term loans require quarterly principal payments and mature in fiscal 2005. In addition, the Corporation had an unused line of credit of $4.0 million available at September 30, 1997 for its U.K. subsidiaries.

In October 1997, the Corporation acquired Klippan Limited, a manufacturer of child safety seats and accessories in the United Kingdom and Scandinavia for a purchase price of approximately $3.7 million. Funds for the purchase were provided by the Corporation's U.K. bank credit facility. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

During the first six months of fiscal 1998, the Corporation expended $0.52 million for capital additions compared to $0.25 million for the comparable quarter in fiscal 1997. Capital additions were primarily for machinery and equipment purchases by the Corporation's Housewares and Child Safety Segment.

The Corporation generated $3.8 million from operating activities in the first six months of fiscal 1998 compared to $5.2 million for the first six months of fiscal 1997. The reduction in cash generated in the current year is due to increased working capital requirements in both the U.S. and U.K. The U.S. operations had higher outstanding billings to the U.S. government at the end of September and the U.K. operations had higher accounts receivable resulting from increased revenues in the current year.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      Exhibit 27 - Financial Data Schedule

                 (B) Reports on Form 8-K - The Corporation filed a report on Form 8-K on October 17, 1997 reporting Item 2 - Acquisition or Disposition of Assets relating to the acquisition of Klippan Limited by Bradley International Holdings Limited, a wholly-owned subsidiary of the Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KRUG International Corp.

                                       By: /s/  Robert M. Ellis
                                           ------------------------------
                                           Robert M. Ellis
                                           Principal Accounting Officer




Dated :  November  7, 1997

                              INDEX TO EXHIBITS

         (A)      Exhibit 27 - Financial Data Schedule

         (B) Reports on Form 8-K - The Corporation filed a report on Form 8-K on October 17, 1997 reporting Item 2 - Acquisition or Disposition of Assets relating to the acquisition of Klippan Limited by Bradley International Holdings Limited, a wholly-owned subsidiary of the Corporation.