Form 10-Q
period 1997-12-31
KRUG INTERNATIONAL CORP
filed 1998-02-12
CIK 96793

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NUMBER 0-2901

                            KRUG INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

               OHIO                         31-0621189
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)       Identification No.)
   1290 HERCULES DRIVE SUITE 120
           HOUSTON, TEXAS
  (Address of principal executive              77058
              offices)                      (Zip Code)
           (281)212-1233
  (Registrant's telephone number,
        including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

YES [X]     No __

 The number of Common Shares, without par value, outstanding as of January 29,
                              1998 was 5,186,402.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  1997            1997
                                                              ------------      ---------
                                                                (DOLLARS IN THOUSANDS)
Current Assets:
  Cash......................................................    $ 2,101          $   105
  Receivables -- net........................................     22,860           21,631
  Inventories (Note C)......................................     13,347           11,103
  Prepaid expenses..........................................      1,401            1,058
                                                                -------          -------
     Total Current Assets...................................     39,709           33,897
                                                                -------          -------
Property, Plant and Equipment...............................     21,216           18,488
  Less accumulated depreciation.............................     10,157            7,650
                                                                -------          -------
                                                                 11,059           10,838
                                                                -------          -------
Pension Asset...............................................      3,063            2,966
Deferred Tax Assets.........................................      1,356            2,041
Other Assets................................................      1,732              225
                                                                -------          -------
          Total Assets......................................    $56,919          $49,967
                                                                =======          =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings...........................................    $                $ 1,161
  Accounts payable..........................................     12,614           11,650
  Accrued expenses..........................................      7,938            6,176
  Income taxes..............................................         31              451
  Net current liabilities of discontinued operations (Note
     G).....................................................        250              450
  Current maturities of long-term debt......................      1,572            2,922
                                                                -------          -------
     Total Current Liabilities..............................     22,405           22,810
                                                                -------          -------
Long-Term Debt..............................................     14,882            9,173
Net Non-Current Liabilities of Discontinued Operations (Note
  G)........................................................                          24
                                                                -------          -------
Total Liabilities...........................................     37,287           32,007
                                                                -------          -------
Shareholders' Equity:
  Common Shares, no par value:
     issued and outstanding, 5,186,402 at December 31, 1997
      and 5,151,206 at March 31, 1997.......................      2,593            2,576
  Additional paid-in capital................................      4,523            4,399
  Retained earnings.........................................     11,426            9,966
  Foreign currency translation adjustment...................      1,090            1,019
                                                                -------          -------
     Total Shareholders' Equity.............................     19,632           17,960
                                                                -------          -------
          Total Liabilities and Shareholders' Equity........    $56,919          $49,967
                                                                =======          =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                1997       1996
                                                               -------    -------
Revenues....................................................   $32,111    $28,360
Costs and Expenses:
  Costs of goods sold.......................................    28,506     25,322
  Selling and administrative................................     3,914      2,428
  Restructuring charge (Note F).............................       547
  Interest expense..........................................       345        276
  Other income -- net (Note E)..............................       803          2
                                                               -------    -------
                                                                32,509     28,024
                                                               -------    -------
Earnings (Loss) before Income Taxes.........................      (398)       336
Income Taxes (Note D).......................................        (2)        78
                                                               -------    -------
Net Earnings (Loss).........................................   $  (396)   $   258
                                                               =======    =======
Net Earnings (Loss) Per Share:
  Basic.....................................................   $ (0.08)   $  0.05
                                                               =======    =======
  Diluted...................................................   $ (0.08)   $  0.05
                                                               =======    =======
Shares used in computing net earnings (loss) per share:
  Basic.....................................................     5,170      5,151
                                                               =======    =======
  Diluted...................................................     5,208      5,199
                                                               =======    =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                1997       1996
                                                               -------    -------
Revenues....................................................   $93,303    $81,536
Costs and Expenses:
  Costs of goods sold.......................................    81,240     71,014
  Selling and administrative................................     9,009      6,994
  Restructuring charges (Note F)............................       547        800
  Interest expense..........................................       886        797
  Other income -- net (Note E)..............................       855         73
                                                               -------    -------
                                                                90,827     79,532
                                                               -------    -------
Earnings before Income Taxes................................     2,476      2,004
Income Taxes (Note D).......................................     1,016        613
                                                               -------    -------
Net Earnings................................................   $ 1,460    $ 1,391
                                                               =======    =======
Net Earnings Per Share:
  Basic.....................................................   $  0.28    $  0.27
                                                               =======    =======
  Diluted...................................................   $  0.28    $  0.27
                                                               =======    =======
Shares used in computing net earnings per share:
  Basic.....................................................     5,160      5,129
                                                               =======    =======
  Diluted...................................................     5,195      5,195
                                                               =======    =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Net Cash Provided by Operating Activities...................  $ 2,517    $ 2,461
                                                              -------    -------
Cash Flows From Investing Activities:
  Purchase of U.K. subsidiaries.............................   (3,878)    (1,764)
  Expenditures for property, plant and equipment............     (828)      (681)
  Proceeds from sale of assets..............................    1,493          5
                                                              -------    -------
          Net Cash Used in Investing Activities.............   (3,213)    (2,440)
                                                              -------    -------
Cash Flows From Financing Activities:
  Bank borrowings -- net....................................   (1,161)       (31)
  Payments on long-term debt................................   (2,441)       (61)
  New long-term debt........................................    6,143
  Sale of Common Shares.....................................      141        212
                                                              -------    -------
          Net Cash Provided by Financing Activities.........    2,682        120
                                                              -------    -------
Effect of Exchange Rate Changes on Cash.....................       10         37
                                                              -------    -------
Net Increase in Cash........................................    1,996        178
Cash at Beginning of Period.................................      105        439
                                                              -------    -------
Cash at End of Period.......................................  $ 2,101    $   617
                                                              =======    =======
Cash Paid For:
  Income Taxes..............................................  $   439    $   225
                                                              =======    =======
  Interest..................................................  $   926    $   914
                                                              =======    =======
Non-Cash Investing and Financing Activities --
  Capital leases............................................  $   591    $   200
                                                              =======    =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements for the three and nine months ended December 31, 1997 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1997. In the opinion of management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE B -- ACQUISITION OF KLIPPAN LIMITED

     On October 2, 1997, the Corporation's U.K. housewares and child safety subsidiary purchased all the issued capital shares of Klippan Limited, a manufacturer of child safety seats and accessories in the United Kingdom and Scandinavia, for a purchase price of approximately $3.9 million. The acquisition was financed under the Corporation's U.K. bank credit facility. The acquisition was accounted for using the purchase accounting of accounting. Pro-forma financial information of Klippan Limited will be included in the Corporation's Form 10-K for the fiscal year ended March 31, 1998.

NOTE C -- INVENTORIES

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1997
                                                              ------------    ---------
Finished goods..............................................    $ 9,641        $ 8,171
Work-in-process.............................................        870          1,291
Raw materials and supplies..................................      2,836          1,641
                                                                -------        -------
                                                                $13,347        $11,103
                                                                =======        =======

NOTE D -- INCOME TAXES

     The provision (benefit) for income taxes is composed of the following:

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              1997       1996
                                                              -----      ----
Domestic....................................................  $ 268      $24
Foreign.....................................................   (270)      54
                                                              -----      ---
                                                              $  (2)     $78
                                                              =====      ===

                                                              NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Domestic....................................................   $  357     $ (148)
Foreign.....................................................      659        761
                                                               ------     ------
                                                               $1,016     $  613
                                                               ======     ======

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTE E -- OTHER INCOME -- NET

     During the quarter ended December 31, 1997, the Corporation sold a building and land in Dayton, Ohio for a pre-tax gain of $800. This property was excess to the Corporation's space needs and had been listed for sale. The net proceeds of the sale were used to repay debt.

NOTE F -- RESTRUCTURING CHARGE

     In January 1998, the Corporation announced that it will restructure its Housewares and Child Safety Products segment. In connection with the restructuring, Hago Products Ltd. will close its manufacturing facility in Bognor Regis, England, by the end of April 1998 and move its operations to the Corporation's facility in Bilston, England. Also, during January 1998, Klippan Ltd. relocated its German sales offices. During the quarter ended December 31, 1997, the Corporation recorded restructuring charges of $547 for employee severance cost for approximately one hundred five employees, rent and other costs related to the vacated facilities. In connection with the restructuring, the Corporation expects to report additional charges of approximately $500 in its fourth fiscal quarter ending March 31, 1998.

     In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Space Center in Houston, Texas. A restructuring charge of $800 was recorded for such office consolidation during the quarter ended September 30, 1996. The charge consisted primarily of estimated costs relating to severance for six employees and rent and other costs related to the vacated offices in Dayton, Ohio. In the fourth quarter of fiscal 1997, the Corporation reduced the restructuring charge by $270 after successfully subleasing the vacated offices.

     At December 31, 1997, accrued expenses included accrued restructuring charges of $547 relating to the Housewares and Child Safety Products Segment and $206 for the closed Dayton, Ohio executive office, primarily for rent (net of expected sublease rental income) and other expenses payable through June 1999, the lease termination date of the office vacated by the Corporation.

NOTE G -- DISCONTINUED OPERATIONS

     In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this Segment include leases for property in Knoxville, Tennessee and Toronto, Canada, and product liability claims related to products sold prior to the disposal of the Industrial Segment.

NOTE H -- MERGER OF SUBSIDIARIES

     In November 1997, the Corporation has announced that it has entered into a Letter of Intent with Wyle Laboratories, Inc. (Wyle) whereunder KRUG Life Sciences, Inc. and Technology Scientific Services, Inc., wholly-owned subsidiaries of the Corporation, would merge with Wyle. Under the Letter of Intent terms, the Corporation would receive convertible preferred shares equal to thirty-six percent of the combined entity. The combined entity will also assume the Corporation's U.S. revolving credit facility debt of the Corporation, which was $6,057 at December 31, 1997. The transaction is expected to close in the first quarter of calendar 1998. The merger is subject to the execution of a definitive agreement and to various conditions including approval of Wyle's shareholders, Wyle's and the Corporation's lenders and various regulatory agencies.

NOTE I -- RECENT ACCOUNTING STANDARDS

     The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective October 1, 1997. This statement requires dual presentation of basic and diluted

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES earnings per share on the face of the statement of earnings for entities with complex capital structures. Prior years' financial statements have been restated to reflect the adoption of this accounting standard.

     SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of shareholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except for those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997 although earlier application is permitted. SFAS No. 130 does not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities). Implementation of SFAS No. 130, on April 1, 1998, is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

     SFAS No. 131, "Disclosure and Segments of an Enterprise and Related Information" ("SFAS No. 131") requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for fiscal years beginning after December 15, 1997 although earlier application is encouraged. Implementation of SFAS No. 131, on April 1, 1998, is not expected to have a material effect on the Corporation's Consolidated Financial Statements.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Financial Summary

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -------------------   -----------------
                                                           1997       1996      1997      1996
                                                         --------   --------   -------   -------
REVENUES:
Leisure Marine........................................    $ 4,891    $ 5,285   $23,732   $21,343
Housewares and Child Safety...........................     13,464      9,219    33,584    22,712
Life Sciences and Engineering.........................     13,756     13,856    35,987    37,481
                                                          -------    -------   -------   -------
                                                          $32,111    $28,360   $93,303   $81,536
                                                          =======    =======   =======   =======
OPERATING PROFIT (LOSS):
Leisure Marine........................................    $  (114)   $    11   $ 2,147   $ 1,682
Housewares and Child Safety...........................       (536)       158      (341)      481
Life Sciences and Engineering.........................        689        844     2,302     2,559
                                                          -------    -------   -------   -------
                                                               39      1,013     4,108     4,722
Corporate expense.....................................       (348)      (403)   (1,054)   (1,194)
                                                          -------    -------   -------   -------
Operating profit......................................       (309)       610     3,054     3,528
Restructuring charge..................................       (547)                (547)     (800)
Other income -- net...................................        803          2       855        73
Interest expense......................................       (345)      (276)     (886)     (797)
                                                          -------    -------   -------   -------
Earnings (Loss) before Income Taxes...................    $  (398)   $   336   $ 2,476   $ 2,004
                                                          =======    =======   =======   =======
CAPITAL ADDITIONS:
Leisure Marine........................................    $     0    $     0   $    20   $    12
Housewares and Child Safety...........................        281        396       764       568
Life Sciences and Engineering.........................         28         36        44       101
                                                          -------    -------   -------   -------
                                                          $   309    $   432   $   828   $   681
                                                          =======    =======   =======   =======

  Results of Operations

     Third quarter revenues for fiscal 1998 of $32.1 million increased by $3.8 million or 13% from the comparable quarter of fiscal 1997. The U.K. Leisure Marine Segment revenue decreased by $0.4 million from the same period of fiscal 1997. A $0.3 million decrease in sales volume, resulting from decreased inboard and outboard engine sales, and $0.1 million unfavorable effect of foreign currency translation combined for the decrease in revenues. Management believes the strength of the U.K. pound sterling has adversely effected export sales of U.K. boat builders who comprise a significant portion of the Segment's inboard and, to a lesser degree, outboard engine sales. The U.K. Houseswares and Child Safety Products Segment revenue increased $4.2 million. Klippan Ltd. (Klippan), which was acquired October 2, 1997, added $3.0 million to the Segment's sales during the quarter. The Segment had a sales volume increase of $1.0 million, primarily due to increased sales of child safety products of Hago Products Ltd.
(Hago), which was acquired October 31, 1996, and wire airers. The U.S. Life Sciences and Engineering Segment (LS&E) revenue decreased $0.1 million. Decreased material purchases under contracts with the U.S. Air Force resulted in the decreased LS&E revenue.

     Revenues for the nine months ended December 31, 1997 increased $11.8 million, or 14%, to $93.3 million from $81.5 million in the first nine months of fiscal 1997. The Leisure Marine Segment revenue increased by $2.4 million or 11% from the same period of fiscal 1997. A $1.4 million increase in sales volume, resulting from increased chandlery and personal watercraft sales offset somewhat by lower outboard and inboard engine sales, and $1.0 million favorable effect of foreign currency translation combined for the increase in revenues. The Housewares and Child Safety Products Segment revenue increased $10.9 million from the comparable period of fiscal 1997. Of this increase, $8.9 million was due to revenues of Klippan and Hago, which were acquired on October 2, 1997 and October 31, 1996, respectively, $1.3 million due to the favorable effect of foreign currency translation and $0.7 million was due to increased volume. Sales volume in child safety gates, garden products and indoor airers increased while laundry products and ladder sales decreased. The LS&E Segment revenue decreased $1.5 million in the first nine months of fiscal 1998 compared to fiscal 1997. Decreased material purchases offset partially by increased subcontract support services provided under contracts with the NASA Johnson Space Center and the U.S. Air Force resulted in the decreased LS&E revenue.

     LS&E order backlog at December 31, 1997 was $122.1 million compared with $106.9 million at March 31, 1997 and $37.8 million at December 31, 1996. In June 1997, KRUG Life Sciences Inc. (KLSI) was awarded a new five-year, $40.1 million NASA contract for biotechnology and bioengineering services with NASA at the Johnson Space Center. A total of approximately $110 million of order backlog relating to three NASA contracts has been awarded since the beginning of calendar 1997.

     An operating loss (revenues less cost of goods sold and selling and administrative expenses) of $0.3 million was incurred for the third quarter of fiscal 1998 compared to an operating profit of $0.6 million for the same quarter of the previous year. The loss in the current year was due to higher selling and administrative expenses in the Housewares and Child Safety Products and LS&E Segments and the decrease in sales volume in the Leisure Marine Segment. Included in these costs were $0.2 million of costs of a child safety products acquisition which was abandoned in January 1998. For the nine months ended December 31, 1997, operating profit decreased $0.5 million from the first nine months of fiscal 1997. The decrease resulted from an operating loss by the Housewares and Child Safety Products Segment. The Segment's Hago and Klippan subsidiaries have recorded operating losses during the year due to lower than expected sales volumes and higher than expected selling and administrative expenses. The Corporation has undertaken a restructuring of the Housewares and Child Safety Products Segment as discussed below. The Leisure Marine Segment operating profit has increased during the current year due to the increased sales volume while the LS&E operating profit has decreased slightly due to their lower current year sales volume.

     Because of the Housewares and Child Safety Products Segment's operating losses and to improve the manufacturing and marketing efficiency of the Segment, the Corporation announced that Hago will close its manufacturing facility in Bognor Regis, England by the end of April 1998 and relocate its operations to the Corporation's facility in Bilston, England. Also, Klippan relocate its German sales office during January 1998. During the quarter ended December 31, 1997, the Corporation recorded restructuring charges of $0.547 million relating to the two subsidiaries for severance for employees and rent and other costs related to the vacated facilities. In connection with the relocation of these two operations, the Corporation expects to report additional charges of approximately $0.5 million in the fourth fiscal quarter ending March 31, 1998. In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters activities with its primary operations facility adjacent to the NASA Johnson Center in Houston, Texas. A pre-tax restructuring charge of $0.8 million was recorded for costs related to the office consolidation in the second quarter of fiscal 1997.

     Selling and administrative expenses for the third quarter of fiscal 1998 increased by $1.5 million as compared to the same period of the prior fiscal year. Of this increase, $0.8 million was attributable to Klippan and $0.2 million was comprised of costs related to a child safety products acquisition which was abandoned in January 1998. Increased administrative costs of the Leisure Marine Segment resulting from increased chandlery sales, and the Housewares and Child Safety Products Segment expenses also contributed to the increase in these expenses. For the nine months ended December 31, 1997, selling and administrative expenses increased $2.0 million from the prior year. In addition to the increase due to the Klippan acquisition, the inclusion of Hago for the entire year and the costs of the abandoned acquisition, selling and administrative expenses of the Leisure Marine Segment increased due to the increased sales revenues.

     Interest expense for the third quarter of fiscal 1998 increased by $0.07 million compared to the same period of the prior year. The increase resulted primarily from the $3.9 million debt financing for the purchase of Klippan on October 2, 1997. Interest expense for the nine months ended December 31, 1997 increased $0.09 million from the prior year. The increase is due to the increased debt resulting from the Klippan purchase.

     A net loss of $0.4 million for the third quarter of fiscal 1998 was reported compared to net earnings of $0.26 million for the comparable period of fiscal 1997. The loss in the current year resulted from the restructuring charge of the Housewares and Child Safety Products Segment, operating losses by the Housewares and Child Safety Products Segment and Leisure Marine segments and increased interest expense. These losses were somewhat offset by a $0.8 million pre-tax gain on the sale of the land and building in Dayton, Ohio. The income tax benefit recognized on these losses was unusually low due to losses by Klippan in certain European countries where no tax benefit can be currently recognized. Net earnings for the nine months ended December 31, 1997 were $1.46 million compared to $1.39 million in the prior year. Increased profit by the Leisure Marine Segment and significant other income offset by the operating loss of the Housewares and Child Safety Products Segment resulted in the slight increase in net income.

  Discontinued Operations

     The adequacy of the provision for losses related to the discontinued Industrial Segment was reviewed by the Corporation during the first nine months of fiscal 1998 and no changes were deemed appropriate.

  Liquidity and Capital Resources

     Cash generated from operating activities was $2.5 million in both the first nine months of fiscal 1998 and fiscal 1997.

     The Corporation had an outstanding balance of $6.1 million under its revolving credit facility with a U.S. business credit corporation at December 31, 1997. Availability under the revolving credit facility is based upon the amount of billed and unbilled U.S. accounts receivable and is limited to a maximum of $10.0 million. The credit facility expires March 15, 2000. A $1.6 million mortgage loan provided by five U.S. banks on the Corporation's Dayton, Ohio real property was repaid in November when the property was sold. Two of the Corporation's U.K. subsidiaries at December 31, 1997 had two term loans outstanding totaling $5.1 million. The term loans require quarterly principal payments and mature in fiscal 2005. In conjunction with the purchase of Klippan, another of the Corporation's U.K. subsidiaries obtained a term loan for $3.9 million. The loan is repayable in equal quarterly principal payments beginning on June 30, 1998 and matures in fiscal 2003. In addition, the Corporation had an unused line of credit of $4.1 million available at December 31, 1997 for its U.K. subsidiaries.

     During the first nine months of fiscal 1998, the Corporation expended $0.83 million for capital additions compared to $0.68 million for the comparable period in fiscal 1997. Capital additions were primarily for machinery and equipment purchases by the Corporation's Housewares and Child Safety Segment. In January 1998, the Corporation approved a capital expenditure of $0.7 million for a new powder paint plant at the Housewares and Child Safety Segment's manufacturing facility in Bilston, England. The new equipment is expected to be financed as a capital lease to the extent possible.

  Merger of Subsidiaries

     In November 1997, the Corporation has announced that it has entered into a Letter of Intent with Wyle Laboratories, Inc., (Wyle) whereunder KRUG Life Sciences, Inc. and Technology Scientific Services, Inc., wholly-owned subsidiaries of the Corporation, would merge with Wyle. Under the Letter of Intent terms, the Corporation would receive convertible preferred shares equal to thirty-six percent of the combined entity. The combined entity will also assume the U.S. revolving credit facility debt of the Corporation, which was $6.1 million at December 31, 1997. The transaction is expected to close in the first quarter of calendar 1998. The merger is subject to the execution of a definitive agreement and to various conditions including approval of Wyle's shareholders, Wyle's and the Corporation's lenders and various regulatory agencies.

  Certain Cautionary Statements

     In addition to historical information, Item 2 of this document contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which may include, without limitation, statements regarding management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, restrictions imposed by debt agreements, competition in the Housewares and Leisure Marine businesses and for government services provided by the Life Sciences and Engineering Segment, governmental and budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in raw material prices, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each business segment and claims for product liability from continuing and discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit 27 -- Financial Data Schedule

     (B) Reports on Form 8-K -- The Corporation filed a report on Form 8-K on October 17, 1997 reporting Item 2 -- Acquisition or Disposition of Assets relating to the acquisition of Klippan Limited by Bradley International Holdings Limited, a wholly-owned subsidiary of the Corporation.

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

                                            KRUG International Corp.

                                            By:     /s/ ROBERT M. ELLIS
                                              ----------------------------------
                                                       Robert M. Ellis
                                                 Principal Accounting Officer

Dated: February 12, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27              -- Financial Data Schedule