Form 10-K405
period 1998-03-31
KRUG INTERNATIONAL CORP
filed 1998-06-16
CIK 96793

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ____________

                           Commission File No. 0-2901

                            KRUG INTERNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                  31-0621189
    --------------------------------         --------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or                      Identification No.)
             organization)

              1290 Hercules Drive, Suite 120, Houston, Texas 77058
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (281) 212-1233

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each Exchange on which registered
-------------------                   -----------------------------------------
Common Shares without par Value                         American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                       Warrants to purchase Common Shares

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At the close of business on June 3, 1998:

     Number of Common Shares without par value
       outstanding                                               5,237,230
                                                               -----------

     Aggregate market value of Common
       Shares without par value held by
       non-affiliates of the Corporation                        $20,377,748
                                                               ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. KRUG International Corp. Proxy Statement for its Annual Meeting of Shareholders on July 13, 1998, definitive copies of which were filed with the Commission within 120 days after the end of the Corporation's last fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.



CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the Housewares and Child Safety Products businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations, and operating performance of minority-owned affiliates.

                                     PART I

ITEM 1.    BUSINESS

     KRUG International Corp., an Ohio Corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") currently operate one business segment, Houseswares and Child Safety Products, which conducts its business primarily in the United Kingdom with subsidiary operations in several western European countries.

     In addition, the Corporation owns approximately 38% of Wyle Laboratories, Inc. ("Wyle"), a company which merged in March 1998 with the Corporation's two subsidiaries which previously comprised the Life Sciences and Engineering Segment. Wyle operates testing facilities and provides engineering and life science support services to commercial and government customers, primarily in the United States.

     Information concerning the revenues, operating profit and identifiable assets of the business segments for the fiscal years ended March 31, 1998, 1997 and 1996 is set forth at Note M of the Notes to Consolidated Financial Statements of the Corporation, which is incorporated herein by this reference.

     The Corporation's objective is to increase shareholder value by the investment in and management of businesses which offer growth opportunities. The Corporation evaluates its operating subsidiaries for growth potential and seeks opportunities, including acquisitions and divestitures, for the profitable employment and realization of capital. The Corporation's goal for acquisitions is to acquire new businesses which are attractive and present the opportunity to increase the Corporation's profitability.


SIGNIFICANT RECENT TRANSACTIONS

     On March 16, 1998, the Corporation merged its Life Sciences and Engineering Segment subsidiaries into Wyle for approximately 38% of Wyle's capital stock, a cash payment of $3,052,000 and the assumption of approximately $3,300,000 of working capital debt of such subsidiaries. On April 16, 1998, the Corporation sold its Leisure Marine Segment subsidiary to a company formed by the subsidiary's management for approximately $8,100,000 in cash, deferred payments of approximately $800,000 due within one year and the assumption of approximately $6,100,000 of the subsidiary's debt.

                      HOUSEWARES AND CHILD SAFETY PRODUCTS

     Bradley International Holdings Limited , a subsidiary of KRUG International
(UK) Ltd., operates the Corporation's Housewares and Child Safety Products business through its Beldray Limited ("Beldray"), Hago Products Ltd. ("Hago") and Klippan Limited ("Klippan") subsidiaries (collectively "Bradley"). Beldray manufactures consumer durable products sold under the "Beldray" and "Dennison" names, as well as private labels, including ironing tables and accessories, aluminum ladders and work platforms, garden equipment, indoor and outdoor racks for drying clothes and child safety gates. Beldray is a long established name in household laundry products with significant recognition among the buying public throughout the United Kingdom and, together with Hago, manufactures and sells child safety gates and accessories under the KiddiProof(R) tradename. Klippan, which was acquired by Bradley on October 2, 1997, manufactures child automobile seats and accessories in the United Kingdom and Finland and has sales operations in France, Germany and Sweden. Klippan is a significant brand in the United Kingdom and Scandinavia.

     The Housewares and Child Safety Products Segment's firm order backlog is typically less than one month's sales. The Segment's primary competitors are manufacturing companies, some of which are larger and have more resources than Bradley and compete on the bases of product quality, speed and reliability of delivery, and price.

OUTLOOK

     Over the past two years, Bradley has expanded its product offerings to include child safety gates and child automobile seats through its acquisitions of Hago and Klippan. During fiscal 1998, Bradley reorganized its manufacturing capability by moving the Hago manufacturing operations into Beldray's manufacturing facility. Concurrent with its acquisition by the Company, Klippan initiated a comprehensive product redevelopment program for its child automobile seats which will result in the offering of one new model and five redesigned models in the third quarter of fiscal 1999. The Bradley subsidiaries have also upgraded their information technology, reorganized their European sales offices and added management in connection with and in anticipation of expanded operations in Western Europe and possible future acquisitions. Management believes Bradley should continue to improve its manufacturing operations, strengthen its management team and broaden its customer base and geographic distribution, particularly in Europe, with the objective of maintaining and enhancing its competitive position including, as appropriate, by the acquisition of companies with complementary or similar products or which utilize similar manufacturing processes or distribution channels. Bradley faces competition for acquisitions from both financial and strategic buyers, some of whom have greater financial resources than Bradley. Such competition for acquisitions could have an adverse impact on Bradley's ability to make acquisitions on favorable terms.

                      INVESTMENT IN WYLE LABORATORIES, INC.

     Wyle is a U.S. company headquartered in El Segundo, California, with other major facilities located in Virginia, Alabama, Texas and Ohio. Wyle primarily supports the following industries: aerospace and defense, energy, transportation, electronics and telecommunications. Wyle's range of products and services spans eight major areas of expertise: testing services, special test systems, nuclear services, life sciences, support services, environmental remediation, acoustic research and consulting, and specialty manufacturing. Wyle employs approximately 1,300 people at eleven U.S. facilities. The Corporation's strategy in connection with the merger of its Life Sciences and Engineering subsidiaries with Wyle and resulting minority ownership interest in Wyle is to participate in the growth potential of Wyle over time while reducing the risk inherent in owning subsidiaries dependent almost solely on two U.S. government customers (NASA and the U.S. Air Force).


                         SALE OF LEISURE MARINE SEGMENT

     Sowester Limited ("Sowester"), a subsidiary of KRUG International (U.K.) Ltd. until its sale to a group headed by its managing director and finance director on April 16, 1998, is located in the port of Poole, Dorset, England, and distributes sail and power boat equipment and personal watercraft to the leisure marine market. Sowester's principal product lines include: marine chandlery, boat fittings, equipment and clothing; Mercury outboard engines; Mercury MerCruiser sterndrive and inboard engines; Sea Doo personal watercraft; Morse controls, steering systems and controls for power and sail boats; and diesel engines which provide auxiliary power for sailing yachts. For approximately 36 years, Sowester has been the exclusive distributor of certain Mercury engineering products in the United Kingdom and the Republic of Ireland under distribution agreements effective through July 1, 1998.

         Sowester sells its products to two principal markets -- boat manufacturers and marine retailers -- through a network of over 100 sales and service dealers. The marine products business is seasonal, with the highest sales occurring in spring and summer. Order backlog is not a factor in the Leisure Marine Segment since virtually all orders are shipped within days of receipt.

     The leisure marine business conducted by Sowester is specialized and requires substantial industry-specific knowledge and skills. Management believes the leisure marine business in the U.K. and Europe is moving toward a consolidation phase likely to be dominated by and rewarding to larger companies. Such changes would likely affect the structural nature of marine distribution as conducted by Sowester. Accordingly, during 1997 and 1998 the Corporation investigated growth opportunities in the leisure marine business and took steps to refocus Sowester's management objectives. Ultimately, however, the Corporation concluded that Sowester's dependence on a limited number of suppliers, and the local nature of the leisure marine business in Europe would limit Sowester's ability to achieve the Corporation's objectives. Further, Mercury indicated to the Corporation that it would not renew the existing distribution agreement upon its expiration on July 1, 1998, and Mercury has subsequently undergone management changes which the Corporation believed could further undermine Sowester's prospects for a profitable, long-term distribution relationship. After considering the Corporation's objectives and Sowester's limited growth prospects and evaluating the risks attendant to Sowester's concentration of significant suppliers, the Corporation decided to sell Sowester to the management group, as indicated under "Significant Recent Transactions."

                               GENERAL INFORMATION


     The Corporation owns a number of patents and patent applications but the Corporation derives no revenues from this intellectual property, and it is not possible to estimate their value. The Corporation does not believe its present business is materially dependent on any patents or patent applications.

     During the fiscal year ended March 31, 1998, the Housewares and Child Safety business had revenues from one customer of $15,238,000 or 16% of consolidated revenues. Revenues from agencies of the U.S. government (all derived from the Life Sciences and Engineering Segment) were $ 44,139,000 or 47% of consolidated revenues.

     As of May 31, 1998, the Corporation employed 6 persons in the United States, none of whom is represented by a union and 550 in Europe, 250 of whom is represented by a union. The Corporation believes its labor relations are satisfactory.

     Compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings, and competitive position of the Corporation. To the best of management's knowledge, the Corporation is in compliance with federal, state and local environmental regulations.

ITEM 2.  PROPERTIES

         The principal properties of the Corporation as of June 3, 1998 are listed below:

                                      OWNED          LEASE
                                       OR         EXPIRATION     SQUARE
LOCATION                             LEASED          DATE        FOOTAGE          USE
--------                             ------       ----------     -------    ---------------------
A.  UNITED STATES

Knoxville, Tennessee                  Leased         Dec 1998      387,000  Plant-Subleased (1)
Dayton, Ohio                          Leased        June 1999       11,500  Office-Subleased (2)
Atlanta, Georgia                      Leased         Mar 2001        1,448  Office

B.  EUROPE

BELDRAY LIMITED & SUBSIDIARIES
Bilston, West Midlands, U.K.          Leased        June 2014      105,000  Plant
                                       Owned                        85,000  Plant
Bognor Regis, West Sussex,            Leased        June 1999       59,000  Plant (1)
U.K.

KLIPPAN LTD. & SUBSIDIARY
COMPANIES

Helsinki, Finland                     Leased         Aug 1999       31,104  Office & Plant
Paris, France                         Leased         Oct 1998          432  Office
Freilassing, Germany                  Leased        July 1999        1,559  Office
Landskrona, Sweden                    Leased         Dec 2000        8,554  Office & Warehouse
Carlisle, United Kingdom              Leased         Jan 2011       62,424  Office & Plant
Carlisle, United Kingdom              Leased         Jan 2011        6,372  Warehouse



---------------

(1) This property is no longer used by the Corporation; a portion is subleased and the remainder is available for sublease.

(2) This property is no longer used by the Corporation and is subleased for the remaining term of the Corporation's lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Corporation, as of June 3, 1998, their positions with the Corporation and their ages are as follows:

            NAME                                                  OFFICES                                        AGE
            ----                                                  -------                                        ---
Charles Linn Haslam           Chairman of the Board of Directors and Chief Executive Officer                      54

Robert M.Thornton, Jr.        Director, President and Chief Financial Officer                                     49

James J. Mulligan             Director and Secretary                                                              76

Mark J. Stockslager           Corporate Controller and Principal Accounting Officer                               38

Michael H. Dell               Managing Director, Bradley International Holdings Ltd. and Beldray Ltd.             39


         All officers of the Corporation are elected annually by the Board of Directors.

         Charles Linn Haslam has been Chairman of the Board since July 16, 1996, Chief Executive Officer since May 17, 1996 and was President of the Corporation from May 17, 1996 until July 16, 1996. Mr. Haslam practiced law in Washington, D.C. from January 1980 to May 1996. He was General Counsel, United States Department of Commerce during the Carter Administration (January 1977 to December 1979) and University Counsel and Adjunct Professor of Law at Duke University from 1974 to 1977.

         Robert M. Thornton, Jr. has been President of the Corporation since July 16, 1996 and Chief Financial Officer since July 18, 1997. From October 1994 to the present, he has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a Director of Hallmark Healthcare Corporation from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary and Treasurer and a Director of Hallmark.

         James J. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. He became Secretary of the Corporation in 1966.

         Mark J. Stockslager has been Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He has been continuously associated with the Corporation's accounting and finance operations since June 1988 and has held several positions, including Manager of U.S. Accounting from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co. in their Auditing Department.

         Michael H. Dell has been Group Managing Director of Bradley International Holdings Limited since November 1997 and Managing Director of Beldray Limited since September 1995. From January 1988 until September 1995, Mr. Dell held various operational management positions with subsidiaries of the Newman Tonks Group, a U.K. hardware and building products manufacturing company, including Director and General Manager of NT Brassart Ltd. from October 1994 until September 1996, Sales and Marketing Director of various subsidiaries from July 1991 until October 1994 and Director and General Manager of NT Access Ltd. from January 1988 until July 1991.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         KRUG International Corp.'s Common Shares are traded on the American Stock Exchange under the symbol KRG and trading in its warrants is reported to and compiled by the National Quotation Bureau under the symbol KRUGW. The Table below sets forth the high and low sales prices for the Common Shares for fiscal 1998 and 1997. The number of shareholders of record was 969 as of March 31, 1998. No cash dividends were paid in fiscal 1998 or 1997. Prior to December 30, 1996, the Common Shares were traded on the NASDAQ National Market System.

QUARTER                                4TH         3RD         2ND        1ST
-------                                ---         ---         ---        ---
1998...................      HIGH      $6.13      $7.63       $6.25      $6.13
                              LOW       5.00       5.50        5.00       4.63
1997...................      HIGH      $6.88      $4.88       $5.25      $5.75
                              LOW       4.75       4.13        4.50       3.25


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


FISCAL YEARS                                        1998          1997         1996         1995         1994
------------                                      --------      --------     --------     --------     --------
(All dollar amounts in thousands,
  except for per share amounts)
Revenues ....................................     $ 93,694      $ 83,081     $ 70,787     $ 70,842     $ 70,353

Earnings (Loss) from
   Continuing Operations ....................         (705)        1,062          188        1,457        1,623

Net Earnings ................................          256         2,096        1,171        2,012        1,418

Earnings (Loss) Per Share from
   Continuing Operations

   Basic ....................................        (0.14)         0.21         0.04         0.29         0.32

   Diluted ..................................        (0.14)         0.20         0.04         0.29         0.32

Net Earnings Per Share

   Basic ....................................         0.05          0.41         0.23         0.40         0.28

   Diluted ..................................         0.05          0.40         0.23         0.40         0.28

Total Assets ................................       39,579        41,085       34,664       35,824       33,703

Debt ........................................        6,703         8,331        9,225       10,223       11,717

Shareholders' Equity ........................       18,099        17,960       14,530       14,068       10,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Item 7 of this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the Housewares and Child Safety Products businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations, and operating performance of minority-owned affiliates.

GENERAL

     During March 1998, the Corporation merged KRUG Life Sciences Inc and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering Segment ("LS&E Segment"), with Wyle Laboratories, Inc. in exchange for a 38% equity interest in Wyle. Although accounted for as continuing operations herein, the LS&E Segment will, in the future, report its equity in Wyle's earnings or losses as a single line item in its consolidated statement of earnings pursuant to APB No. 18.

     In April 1998, the Corporation sold its Leisure Marine subsidiary. Accordingly, the results of operations of the Leisure Marine Segment are included in discontinued operations for fiscal years 1998, 1997 and 1996.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

     The Corporation's fiscal 1998 revenues of $93.7 million increased 13% from fiscal 1997. Fiscal 1997 revenues increased 17% from fiscal 1996.

     Fiscal 1998 revenues of the Housewares and Child Safety Products Segment, which operates in the United Kingdom and Europe, increased by $15.9 million or 48% to $49.0 million over $33.1 million for 1997. The increased sales were due to the acquisition of Klippan Limited and its four European subsidiaries ("Klippan") on October 2, 1997, a full year's sales for Hago Products Limited ("Hago"), which was purchased on October 31, 1996, and increased sales at Beldray Limited ("Beldray"). Klippan, which manufactures child automobile seats, added $7.8 million of revenues and Hago, which manufactures child safety gates and accessories, added $5.3 million of revenues. Beldray's revenues increased $1.3 million during fiscal 1998 and the favorable effect of currency translation contributed $1.5 million of revenue to the Segment. Beldray's sales of child safety gates, garden products and indoor airers increased, while sales of ladders and rotary dryers decreased.

     Fiscal 1997 revenues of the Housewares and Child Safety Products Segment were $33.1 million, an increase of $6.6 million from the prior year. Hago, which was included in fiscal 1997 for five months, added $4.4 million of revenues and Beldray's revenues increased by $2.2 million. The favorable effect of currency translation contributed $0.4 million of revenues to the Segment. All Housewares and Child Safety Products product groups had increased sales in fiscal 1997 with laundry products, child safety gates and indoor airer sales having the largest increases.

     Revenues for the U.S. Life Sciences and Engineering Segment were $44.7 million in fiscal 1998, $50.0 million in fiscal 1997 and $44.3 million in fiscal 1996. The lower 1998 revenues resulted from decreased material purchases and labor services provided under contracts with the National Aeronautics and Space Administration (NASA) and the U.S. Air Force. Reported LS&E Segment revenues were also reduced by the merger of the LS&E Segment with Wyle on March 16, 1998. As a result of the merger, the Corporation reported only eleven and one-half months of LS&E revenues in fiscal 1998. In the future, results of operations of the LS&E Segment will be reported on the equity method of accounting as a single line item in the statement of operations, reflecting the Corporation's 38% equity ownership of Wyle.

     In fiscal 1997, increased labor services, material purchases and subcontract services provided to NASA and the Air Force resulted in the increased revenues of this Segment.

     Order backlog is not meaningful for the Housewares and Child Safety Products Segment due to the short time between order placement and shipment. As a result of the merger of the LS&E Segment's operating subsidiaries with Wyle, the Corporation had no order backlog at March 31, 1998. Order backlog for the LS&E Segment was $106.9 million at March 31, 1997 compared to $60.4 million at March 31,1996.

     Gross profit margins (revenues less cost of goods sold) were 8.4%, 10.1% and 9.6% in fiscal 1998, 1997 and 1996, respectively. The decrease in gross profit margin in fiscal 1998 was due primarily to an operating loss of $2.2 million incurred by the Housewares and Child Safety Products Segment in 1998 versus operating profit of $0.7 million in 1997. During the third quarter of fiscal 1998, the Housewares and Child Safety Products Segment commenced consolidation of the manufacturing operations of Hago into Beldray's manufacturing facility in Bilston, England. The consolidation was completed during May 1998. The Hago consolidation caused (in addition to restructuring charges discussed below) higher manufacturing costs (including labor, material and overhead costs) due to inefficiencies prior to and during the move of the factory, as well as disruption of operations in the Beldray facility. As a result of such operating cost increases, Beldray and Hago experienced operating losses. The Segment also experienced negative pressure on its gross margin at Klippan as a result of the cost of Klippan's product redevelopment program (in addition to the reorganization of its sales offices in Germany and France discussed below in connection with restructuring charges). The Corporation anticipates that it will experience continued negative pressure on the Segment's gross profit margin through fiscal 1999.

     The increase in gross profit margin in fiscal 1997 was due to increased margins in the Housewares and Child Safety Products Segment, which increased to 10.8% from 7.1% in fiscal 1996, due to increased selling prices and lower raw material costs.

     The gross profit margin of the LS&E Segment decreased slightly in fiscal 1998 as compared to fiscal 1997 as a result of lower fees received for labor services and lower material purchases under contracts with NASA and the U.S. Air Force. The gross profit margin of the LS&E Segment decreased during fiscal 1997 due to material purchases and subcontract services provided to NASA and the U.S. Air Force at lower margins.

     Selling and administrative expenses were $8.8 million, $5.5 million and $5.5 million in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was due primarily to additional costs in the Housewares and Child Safety Products Segment as a result of the purchase of Klippan in October 1997, which added $2.1 million of expense, the inclusion of Hago's operations for a full year, which added $0.5 million of expense, $0.3 million of expense related to an abandoned acquisition, $0.1 million increased legal expense and $0.2 million unfavorable currency translation. Selling and administrative expenses were unchanged in fiscal 1997 as compared to fiscal 1996 because decreased U.K. pension expense and lower U.S. corporate expense offset increased expenses as a result of the Hago acquisition during the year.

     The Corporation also recorded $1.6 million of restructuring charges during fiscal 1998. As a result of the decision to close Hago's manufacturing facility in Bognor Regis, England, and relocate its operation to the Beldray facility in Bilston, England, the Corporation recorded a pre-tax restructuring charge of $1.5 million for employee severance costs, costs of moving equipment, disposal of excess and obsolete equipment and occupancy costs related to the vacated facility. The relocation of the Hago operations was completed in May 1998 Also, Klippan relocated its German sales office in January 1998 resulting in a pre-tax restructuring charge of $0.1 million for employee severance and occupancy costs related to the vacated offices.

     In fiscal 1997, the Corporation closed its executive offices in Dayton, Ohio, and relocated its headquarters activities to Houston, Texas. A pre-tax restructuring charge of $0.5 million was recorded for estimated costs relating to severance for six employees and rent and other costs related to the vacated offices in Dayton, Ohio.

     Interest expense increased $0.2 million in fiscal 1998, primarily as a result of the $3.9 million debt financing for the purchase of Klippan in October 1997. U.S. interest expense remained unchanged during fiscal 1998 as the increased interest expense for working capital was offset by decreased interest expense for a building mortgage which was repaid in November 1997 upon the sale of the building. Interest expense decreased $0.1 million in fiscal 1997 compared to fiscal 1996 due to lower average debt levels in both the U.S. and UK.

     Other income for fiscal 1998 of $3.8 million includes a $2.9 million gain resulting from the merger of the LS&E subsidiaries with Wyle and a $0.9 million gain from the sale of assets, primarily excess land and a building in Dayton, Ohio. Other income was not significant in fiscal 1997 and 1996.

     The Corporation recorded an income tax provision of $0.8 million in fiscal 1998 even though it reported a loss. The effective income tax rate was 29.8% for fiscal 1997 and 34.9% for fiscal 1996. The tax provision for fiscal 1998 was due to losses, resulting from both operating losses and restructuring charges, recorded by the Housewares and Child Safety Products Segment which cannot be deducted currently. Such losses resulted in tax loss carryforwards in the United Kingdom and Germany which may be available to offset a portion of future income, if any. The fiscal 1997 effective income tax rate was lower than the statutory U.S. tax rate primarily due to deductible U.K. pension amounts which were higher than recorded pension expense, and the effective tax rate for fiscal 1996 was slightly higher than the statutory U.S. tax rate due to U.K. pension expense recorded in excess of deductible amounts, and due to amortization of intangibles. The U.K. pension expense under FAS No. 87 differs from tax deductible pension amount because only amounts contributed the pension plan are deductible for tax.

     The loss from continuing operations was $0.7 million ($0.14 per share) in fiscal 1998 compared to earnings from continuing operations of $1.1 million ($0.21 per share) in fiscal 1997. The loss in fiscal 1998 is due primarily to the operating losses and restructuring charges for the Housewares and Child Safety Products Segment for which no income tax benefit has been recognized, and lower earnings from the LS&E Segment. The Corporation's loss from continuing operations was somewhat offset by other income representing the gain from the Wyle merger and sales of assets. Earnings from continuing operations increased by $0.9 million to $1.1 million ($0.21 per share) in fiscal 1997 from $ 0.2 million ($0.04 per share) in fiscal 1996. The increase was due to profits earned in the Housewares and Child Safety Products Segment versus losses in fiscal 1996.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

     In April 1998, the Corporation sold its U.K. Leisure Marine Segment subsidiary, Sowester Limited, to Sowester's management The purchase price was approximately $15.0 million, comprised of approximately $8.1 million in cash, deferred payments of $0.8 million due within one year and the assumption of approximately $6.1 million of Sowester debt. The Corporation expects to realize no material gain or loss on the sale transaction . As a result of this sale, the Leisure Marine Segment has been included in Discontinued Operations for the three fiscal years presented herein.

     In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased property in Knoxville, Tennessee, leased property in Toronto, Canada, and product liability claims for products manufactured and sold prior to the disposal. During the year ended March 31, 1998, the Corporation recorded a charge of $0.8 million (net of a tax benefit of $0.4 million) to increase the provision for losses from such discontinued operations. The increase was due to increased losses and legal, professional and insurance costs related to product liability claims. During fiscal 1998, the Corporation settled one product liability claim and became aware of another potentially significant claim. During the year ended March 31, 1997, the Corporation recorded a charge of $0.5 million (net of a tax benefit of $0.2 million) to increase the provision for costs relating to the Knoxville property, decreased sublease income from the Knoxville property, increased insurance costs related to product liability claims and the loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Corporation had outstanding debt of $3.9 million under a variable rate loan with a U.K. bank, the proceeds of which were used to purchase Klippan in October 1997. The debt is payable in equal quarterly installments beginning July 4, 1998 with the balance due March 31, 2003. The Corporation also has an outstanding term loan relating to the Beldray manufacturing facility totaling $1.9 million with a U.K. bank which requires quarterly principal payments and matures in fiscal 2005. In addition, the Corporation has a $3.3 million line of credit for its U.K. subsidiaries with a U.K. bank, all of which was unused at March 31, 1998. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, contain affirmative and negative covenants (including financial covenants relating to cash flow and tangible net worth requirements) and are cross guaranteed among the U.K. subsidiaries. The Corporation expects to renegotiate its U.K. bank debt in fiscal 1999 which may result in a partial paydown on such debt.

     At March 31, 1998, the Corporation had a cash balance of $4.2 million and no outstanding U.S. debt. As a result of the sale of Sowester Limited in April 1998, the Corporation received approximately $8.1 million in cash of which $ 3.3 million is held by its U.K. bank pending renegotiation of its U.K. bank debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

     The Corporation generated $7.8 million, $2.0 million and $1.6 million from operating activities for fiscal 1998, 1997 and 1996, respectively. The increase in cash generated in fiscal 1998 compared to fiscal 1997 was due to increased cash generated from the liquidation of the Life Sciences and

Engineering Segment receivables as a result of the merger with Wyle, increased cash generated from the sale of the Leisure Marine Segment and decreased cash usage by the discontinued Industrial Segment. The $0.4 million increase in cash generated from operating activities in fiscal 1997 as compared to fiscal 1996 was due primarily to increased profit in the U.K. Housewares and Child Safety Products Segment and utilization of tax prepayments in the U.K., offset somewhat by increased U.K. inventory levels, increased prepaid expenses and increased cash used by the discontinued U.S. Industrial Segment.

     During fiscal 1998, the Corporation's U.K. Housewares and Child Safety Products Segment expended $3.9 million for the purchase of Klippan and $1.3 million for property, plant and equipment. Capital expenditures for fiscal 1997 and 1996, primarily for new equipment for the Housewares and Child Safety Products Segment, were $0.3 million and $0.2 million. At March 31, 1998, the Corporation had $0.7 million committed for a new paint plant at the Beldray manufacturing facility. Installation of this paint plant is expected to be completed in the quarter ending June 30, 1998.

INFLATION

         During periods of inflation and labor shortages, wages increase and suppliers pass along rising costs to the Corporation in the form of higher prices for their raw materials and services and employee wages increase. The Corporation has not always been able to offset increases in operating costs by increasing prices for its products, increasing its manufacturing efficiency or implementing cost control measures. The Corporation is unable to predict its ability to offset or control future cost increases, or its ability to pass along the increased costs to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent Accounting Pronouncements and their expected impact are discussed in Note A to the Consolidated Financial Statements in Item 8.

IMPACT OF YEAR 2000

         Some older computer programs and systems were written using two digits rather than four to define the applicable year (for example, 98 to denote 1998). As a result, those computer programs have software which may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a computer system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Corporation has replaced certain of its financial and operational systems in the normal course of business during the last two years to enhance or better meet its functional business and operational requirements. Management believes that such replacements substantially meet or address its Year 2000 issues. In addition to such normal replacement, the Corporation may be required to modify some of the existing software and hardware in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The estimated cost of the remaining replacement and modification for the Year 2000 issue is not considered material to the Corporation's earnings or financial position.

         The Corporation has initiated a communication process with its significant vendors and customers to determine the extent to which the Corporation's interface systems are vulnerable to failure as a result of those third parties unremediated Year 2000 issues. There can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted and will not have an adverse affect on the Corporation's systems.

         The Corporation estimates that its Year 2000 project will be completed not later than December 31, 1999, which the Corporation believes is prior to the anticipated impact on its operating systems. The

Corporation believes that modifications to existing software and hardware and new software minimize the risk of significant operational problems for its computer systems as a result of the Year 2000 issue. However, if such replacements and modifications are not made timely, or key third parties do not remediate their Year 2000 issues timely, the Year 2000 issue could have a material impact on the operations of the Corporation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Data

                                                                         PAGE
                                                                         ----
   Independent Auditors' Report......................................     16
   Consolidated Balance Sheets -- March 31, 1998 and 1997............  17 - 18
   Consolidated Statements of Earnings --
       for the fiscal years ended March 31, 1998, 1997 and 1996......     19
   Consolidated Statements of Shareholders' Equity --
       for the fiscal years ended March 31, 1998, 1997 and 1996......     20
   Consolidated Statements of Cash Flows --
       for the fiscal years ended March 31, 1998, 1997 and 1996......     21
   Notes to Consolidated Financial Statements --
       for the fiscal years ended March 31, 1998, 1997 and 1996......  22 - 37

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    KRUG International Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and Subsidiaries (the "Corporation") as of March 31, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston,Texas




June 2, 1998

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1998 AND 1997
(ALL DOLLAR AMOUNTS IN THOUSANDS)
----------------------------------------------------------------

ASSETS (NOTE G)                                                                1998           1997
CURRENT ASSETS:
   Cash and cash equivalents                                               $    4,205     $       53
   Receivables - net (Note E)                                                  10,314         16,129
   Inventories (Note F)                                                         5,000          4,130
   Prepaid expenses                                                               664          1,010
   Net current assets of discontinued operations (Note D)                       4,527          6,905
                                                                           ----------     ----------

                Total current assets                                           24,710         28,227

PROPERTY, PLANT AND EQUIPMENT - At cost (Note K):
   Land                                                                           358            192
   Buildings and improvements                                                   1,445          3,545
   Equipment                                                                    8,658          7,731
                                                                           ----------     ----------

                                                                               10,461         11,468
   Less accumulated depreciation                                                4,863          6,191
                                                                           ----------     ----------

                                                                                5,598          5,277

OTHER NONCURRENT ASSETS:
   Goodwill (Note B)                                                            1,714
   Deferred tax assets (Note I)                                                 2,529          2,041
   Pension assets (Note J)                                                      1,557          1,997
   Net noncurrent assets of discontinued operations (Note D)                    2,740          3,318
   Other                                                                          731            225
                                                                           ----------     ----------

                                                                                9,271          7,581
                                                                           ----------     ----------
TOTAL ASSETS                                                               $   39,579     $   41,085
                                                                           ==========     ==========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         1998            1997
CURRENT LIABILITIES:
   Bank borrowings (Note G)                                                                               $    1,161
   Accounts payable                                                                       $    9,482           8,112
   Accrued payroll and related taxes                                                           1,012           2,594
   Pension liability (Note J)                                                                    542
   Other accrued expenses                                                                      3,418           2,811
   Income taxes                                                                                  323             116
   Current maturities of long-term debt (Note G)                                               1,238           2,345
                                                                                          ----------      ----------

                Total current liabilities                                                     16,015          17,139

LONG-TERM DEBT (Note G)                                                                        5,465           5,986
                                                                                          ----------      ----------

                Total liabilities                                                             21,480          23,125

COMMITMENTS AND CONTINGENCIES (Note K)

SHAREHOLDERS' EQUITY (Note H):
   Preferred Shares, authorized and unissued, 2,000,000 shares
   Common Shares, no par value; authorized, 12,000,000 shares;
      issued and outstanding, 5,198,730 and  5,151,206 at March 31,
      1998 and 1997, respectively                                                              2,599           2,576
   Additional paid-in capital                                                                  4,590           4,399
   Retained earnings                                                                          10,222           9,966
   Foreign currency translation adjustment                                                     1,305           1,019
   Minimum pension liability adjustment, net of taxes (Note J)                                  (617)
                                                                                          ----------      ----------

                Total shareholders' equity                                                    18,099          17,960
                                                                                          ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $   39,579      $   41,085
                                                                                          ==========      ==========

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                     1998            1997            1996
REVENUES                                                         $   93,694      $   83,081      $   70,787

COST OF GOODS SOLD                                                   85,835          74,673          64,016

SELLING AND ADMINISTRATIVE EXPENSES                                   8,758           5,505           5,527

RESTRUCTURING AND RELOCATION CHARGES
     (Note L)                                                         1,630             530
                                                                 ----------      ----------      ----------

OPERATING PROFIT (LOSS)                                              (2,529)          2,373           1,244

OTHER INCOME (EXPENSE:)
   Interest                                                          (1,111)           (936)         (1,006)
   Gain on merger of Life Sciences and Engineering
      Subsidiaries with Wyle Laboratories Inc. (Note C)               2,850
   Gain on sale of assets                                               939              10              31
   Equity in loss of Wyle Laboratories Inc. (Note C)                    (55)
   Other income-net                                                      19              65              20
                                                                 ----------      ----------      ----------

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                  113           1,512             289

INCOME TAXES (Note I)                                                   818             450             101
                                                                 ----------      ----------      ----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                             (705)          1,062             188

EARNINGS FROM DISCONTINUED OPERATIONS
   (Note D)                                                             961           1,034             983
                                                                 ----------      ----------      ----------

NET EARNINGS                                                     $      256      $    2,096      $    1,171
                                                                 ==========      ==========      ==========

EARNINGS (LOSS) PER SHARE (Note N):
   Continuing operations:
      Basic                                                      $    (0.14)     $     0.21      $     0.04
      Diluted                                                         (0.14)           0.20            0.04
   Net earnings:
      Basic                                                      $     0.05      $     0.41      $     0.23
      Diluted                                                          0.05            0.40            0.23


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(ALL AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                             FOREIGN      MINIMUM
                                                      COMMON SHARES            ADDITIONAL                    CURRENCY     PENSION
                                                  -----------------------       PAID-IN        RETAINED     TRANSLATION  LIABILITY
                                                  SHARES         AMOUNT         CAPITAL        EARNINGS      ADJUSTMENT  ADJUSTMENT
MARCH 31, 1995                                       5,011     $    2,506      $    4,090     $    6,699     $      773

   Net earnings                                                                                    1,171
   Common shares issued                                 66             32             134
   Foreign currency translation adjustment                                                                         (875)
                                                  --------     ----------      ----------     ----------     ----------

MARCH 31, 1996                                       5,077          2,538           4,224          7,870           (102)

   Net earnings                                                                                    2,096
   Common shares issued                                 74             38             175
   Foreign currency translation adjustment                                                                        1,121
                                                  --------     ----------      ----------     ----------     ----------

MARCH 31, 1997                                       5,151          2,576           4,399          9,966          1,019
                                                  --------     ----------      ----------     ----------     ----------

   Net earnings                                                                                      256
   Common shares issued                                 48             23             191
   Foreign currency translation adjustment                                                                          286
   Minimum pension liability adjustment (Note J)                                                                          $  (617)
                                                  --------     ----------      ----------     ----------     ----------   -------

MARCH 31, 1998                                       5,199     $    2,599      $    4,590     $   10,222     $    1,305   $  (617)
                                                  ========     ==========      ==========     ==========     ==========   =======


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(ALL DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                            1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $     256   $   2,096   $   1,171
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                          1,152         769         740
      Amortization of intangibles                                                              206          54          60
      Deferred income taxes                                                                    258          80         148
      Provision for loss from discontinued operations                                        1,257         691
      Gain on merger of Life Sciences and Engineering Subsidiaries (Note C)                 (2,850)
      Gain on sale of assets                                                                  (939)        (10)        (31)
      Change in assets and liabilities:
         Receivables                                                                         8,073         479        (870)
         Inventories                                                                           740         (29)        602
         Prepaid expenses and other assets                                                   1,805        (709)         34
         Accounts payable and accrued expenses                                              (3,511)          2         159
         Income taxes                                                                         (539)        854          62
      Net cash provided by (used in) discontinued operations                                 1,909      (2,241)       (516)
                                                                                         ---------   ---------   ---------
                Net cash provided by operating activities                                    7,817       2,036       1,559

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiaries (Note B)                                                        (3,882)     (1,783)
   Proceeds from merger of Life Sciences and Engineering Subsidiaries (Note C)               3,052
   Proceeds from sales of assets                                                             1,808          37         108
   Expenditures for property, plant and equipment                                           (1,400)       (295)       (226)
                                                                                         ---------   ---------   ---------
                Net cash used in investing activities                                         (422)     (2,041)       (118)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      214         213         166
   Bank borrowings - net                                                                    (1,164)      1,093        (547)
   Additions to long-term debt                                                               3,882
   Payment of long-term debt                                                                (6,191)     (1,690)       (976)
                                                                                         ---------   ---------   ---------
                Net cash used in financing activities                                       (3,259)       (384)     (1,357)

EFFECT OF EXCHANGE RATES CHANGES ON CASH                                                        16           3          (1)
                                                                                         ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         4,152        (386)         83

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  53         439         356
                                                                                         ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $   4,205   $      53   $     439
                                                                                         =========   =========   =========

CASH PAID FOR:
   Income taxes                                                                          $     306   $     237   $     575
   Interest                                                                                  1,167       1,136       1,095

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital leases                                                                        $     941   $     772   $     414
   Merger of Life Sciences and Engineering Subsidiaries (Note C)                               177


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

      REVENUE RECOGNITION - Revenues within the Life Sciences and Engineering Segment from cost reimbursement and time and material government contracts are recorded as costs are incurred and include estimated earned fees. Earned fees on contracts with fixed-fee provisions are based on the proportion that costs incurred to date bear to total estimated costs at completion. For contracts with award fee provisions, fees are based on semiannual performance evaluations. Revenues from fixed-price contracts are generally recognized using the percentage-of-completion method for financial accounting purposes. Claims for recovery of additional contract costs are recognized only to the extent that the recoverable amounts can be determined with reasonable certainty. Costs not recoverable upon completion of contracts are immediately charged against earnings.

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

      GOODWILL - Goodwill is amortized using the straight-line method over a period of five years. Management periodically performs an evaluation of whether any impairment of goodwill has occurred; if such impairment is determined, a writedown of the goodwill is recorded.

      DEPRECIATION - Property, plant and equipment, including capital leases, is depreciated over its estimated useful life principally using the straight-line method.

      STOCK-BASED COMPENSATION - The Corporation measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting.

      EARNINGS PER SHARE - The Corporation adopted SFAS No. 128, "Earnings per Share" effective December 31, 1997. This statement requires presentation of basic and diluted earnings per share in place of primary and fully diluted earnings per share. Previously reported earnings per share have been restated to reflect the adoption of this accounting standard.

      FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Corporation's wholly owned European subsidiaries are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period.

      Translation gains and losses are recorded in shareholders' equity and transaction gains and losses are included in the consolidated statement of earnings for the period.

      FINANCIAL INSTRUMENTS - The recorded values of cash and trade receivables and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of the Corporation's long-term debt is estimated to approximate its recorded value due to its relatively short maturity and its interest rate characteristics.

      RECENT ACCOUNTING STANDARDS - SFAS No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997.

      SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997.

      SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other postretirement benefit plans to require additional information on changes in the benefit obligations and fair values of plan assets. This statement is effective for fiscal years beginning after December 15, 1997.

      Adoption of these pronouncements is not expected to have a material effect on the Corporation's consolidated financial statements.

      RECLASSIFICATIONS - Amounts in prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation. Primarily, the amounts relating to the Leisure Marine Segment have been reclassified as required with respect to discontinued operations.

B.    ACQUISITIONS

      KLIPPAN LIMITED - On October 2, 1997, the Corporation's United Kingdom ("U.K.") housewares and child safety subsidiary purchased the outstanding common stock of Klippan Limited ("Klippan"), a manufacturer of children's automobile safety seats and accessories having manufacturing facilities and sales offices in the U.K. and Europe, for approximately $3.9 million in cash. The acquisition was financed under the Corporation's U.K. bank credit facility. Goodwill totaling $1,892 was recognized in the transaction.

      HAGO PRODUCTS LTD. - Effective October 31, 1996, the Corporation's U.K. housewares and child safety subsidiary purchased the outstanding common stock of Hago Products Ltd. ("Hago"), a U.K. manufacturer of child safety gates and fireguards, for approximately $1.8 million in cash. The acquisition was financed with internally available funds including borrowings under the U.K. line of credit.

      Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the consolidated statements of earnings only include the results of operations of the individual companies since the effective date of each acquisition. Pro-forma disclosure of the acquisitions is included in Note C.

C.    MERGER OF LIFE SCIENCES AND ENGINEERING SUBSIDIARIES

      On March 16, 1998, the Corporation merged its domestic subsidiaries, KRUG Life Sciences Inc. and Technology Scientific Services, Inc. (the "Subsidiaries"), into Wyle Laboratories, Inc. ("Wyle"). Wyle provides high-technology testing and technical services to commercial and government customers in the U.S.

      In the merger, the Corporation exchanged its ownership of the Subsidiaries for (i) 3.8 million shares of Series A-1 Preferred Stock that have voting rights and are convertible into approximately 38% of Wyle's common stock,
      (ii) cash of $3,052 received by the Corporation, (iii) shares of Series B Senior Preferred Stock of Wyle that are nonvoting and have a face amount and an aggregate liquidation preference of $954 payable in even increments on December 22, 2003, 2004 and 2005 and (iv) a stock option that entitles the Corporation to purchase approximately 38% of the shares issuable under existing employee stock options of Wyle, as and if such shares are purchased by existing employees. The Series A-1 Preferred Stock bears a cumulative annual dividend of $780. Payment of the dividend is subject to the prior redemption of the Series B Senior Preferred Stock, compliance by Wyle with any applicable loan covenants and Wyle's availability of funds. In connection with the merger, Wyle assumed approximately $3,300 of the Subsidiaries' working capital debt.

      The Corporation entered into a stockholders agreement with Wyle providing that for so long as the Corporation owns 10% or more of the stock of Wyle, that (i) the Corporation will appoint two of seven directors, (ii) the vote of six of the seven directors or a class vote of each series of preferred stock is necessary for certain significant corporate transactions, and (iii) the Corporation will have demand registration rights beginning nine months after the closing of the merger. The Corporation issued warrants to purchase 25,000 shares of its common stock to investment advisors assisting in the merger (see Note H).

      The Corporation recognized a partial gain totaling $2,850 as a result of the transaction. Recognition of additional gain was precluded because of the significance of the nonmonetary assets received by the Corporation.

      Summarized unaudited financial information of Wyle is presented below:

                                                                              MARCH 31,
                                                                                1998
Current assets                                                               $   26,774
Property, plant and equipment, net                                               11,270
Goodwill                                                                          5,403
Other assets                                                                      3,723
                                                                             ----------

Total assets                                                                 $   47,170
                                                                             ==========

Current liabilities                                                          $   17,754
Other liabilities                                                                 2,971
Long-term debt                                                                   20,501
Owners' equity                                                                    5,944
                                                                             ----------

Total liabilities and equity                                                 $   47,170
                                                                             ==========

Corporation's proportionate share of the underlying net assets of Wyle       $    2,258
                                                                             ==========
Corporation's investment in Wyle, at equity, included in other
  noncurrent assets at March 31, 1998                                        $      122
                                                                             ==========

      The Corporation accounts for its investment in Wyle using the equity method of accounting. The difference between the Corporation's proportionate share of Wyle's net assets and its recorded investment in Wyle totaled $2,136 at March 31, 1998. This non-cash amount will be recognized as income over a period of 15 years.

      PRO-FORMA DISCLOSURE - The information below presents combined results of operations on a pro-forma basis assuming the acquisitions of Klippan and Hago (see Note B) and the merger of the Life Sciences and Engineering Subsidiaries occurred at the beginning of fiscal year 1997:

                                                                                      YEAR ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                    1998                 1997
                                                                                           (UNAUDITED)
Revenues                                                                          $ 57,167             $ 48,771
Earnings (loss) from continuing operations                                          (1,617)                  31
Net earnings (loss)                                                                   (656)               1,065
Net earnings (loss) per share:
   Basic                                                                              (0.13)               0.21
   Diluted                                                                            (0.13)               0.21

      The pro-forma amounts include adjustments to reflect interest expense for acquisition-related debt and amortization of goodwill related to the Klippan and Hago acquisitions and adjustments to eliminate the revenues and earnings of the Life Sciences and Engineering Subsidiaries and reflect the Corporation's equity in earnings of Wyle. The pro-forma amounts are not necessarily indicative of the consolidated results that would have occurred had the transactions taken place on April 1, 1996; nor are they necessarily indicative of results that may occur in the future.

D.    DISCONTINUED OPERATIONS

      LEISURE MARINE SEGMENT - On April 16, 1998, the Corporation sold its Leisure Marine Segment to a company formed by the Segment's management. The purchase price was approximately $15,000 comprised of approximately $8,100 in cash, deferred payments of $800 due within one year and the assumption of approximately $6,100 of debt.

      As a result of this subsequent disposal, the Corporation has classified the Leisure Marine Segment as a discontinued operation as of March 31, 1998. Accordingly, the Leisure Marine Segment's balance sheet information as of March 31, 1998 and 1997 has been reclassified under the captions "Net assets of discontinued operations" and its income statement information for the years ended March 31, 1998, 1997 and 1996 has been reclassified under the caption "Earnings from discontinued operations."

      Results of discontinued operations of the Leisure Marine Segment were as follows:

                                                                 YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                             1998        1997        1996
Revenues                                                 $   32,197  $   28,658  $   25,034
Earnings from operations before income taxes                  2,667       2,399       1,605
Income taxes                                                    876         909         622
Earnings from discontinued segment                            1,791       1,490         983

      INDUSTRIAL SEGMENT - In fiscal year 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased properties in Knoxville, Tennessee, and in Toronto, Canada, and to product liability claims for products sold prior to the disposal.

      During the year ended March 31, 1998, the Corporation recorded a charge of $830 (net of a tax benefit of $427) to provide for estimated additional product liability losses and increased legal and professional and insurance costs for such discontinued operations.

      During the year ended March 31, 1997, the Corporation recorded a charge of $456 (net of a tax benefit of $235) to provide for estimated additional losses for such discontinued operations. The charge was due to additional repair and maintenance costs relating to the Knoxville property, decreased sublease income from the Knoxville property, increased insurance costs related to product liability claims and loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility.

      During the year ended March 31, 1998, the reserve for losses from discontinued operations increased by the $1,257 provision previously discussed and decreased by $600 for charges to the reserve, leaving a balance of $1,575 at March 31, 1998. During the year ended March 31, 1997, the reserve for losses from discontinued operations increased by the $691 charge previously discussed and decreased by $1,192 for charges to the reserve, leaving a balance of $918 at March 31, 1997. During the year ended March 31, 1996, the reserve for losses from discontinued operations increased by $140 from asset sales and decreased by $781 for charges to the reserve.

      The reserve for losses from discontinued operations represents management's best estimate of the Corporation's liability with regard to resolution of all property and product liability claims for which it may incur liability. These estimates are based on the Corporation's judgments using currently available information as well as consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce its exposure to product liability claims and anticipates it will continue to purchase such insurance policies where available at commercially reasonable prices.

      While the Corporation has based its estimates on its evaluation of available information to date, it is impossible to predict with certainty the ultimate outcome of these contingencies. The Corporation will adjust its estimates of the reserve as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operation of the Corporation.

      The Corporation is directly or contingently liable for lease and other commitments related to property formerly used by its discontinued operations. Commitments, net of minimum sublease rentals expected to be received, are $101 in 1999.

E.    RECEIVABLES

                                                                           MARCH 31,
                                                                   -----------------------
                                                                       1998         1997
Trade accounts receivable                                          $   10,288   $    6,935
Contract receivables:
   Amounts billed                                                                    6,986
   Recoverable costs and accrued profit on work completed
      but not yet billed                                                             2,166
Other                                                                     200          178
                                                                   ----------   ----------

                                                                       10,488       16,265
Less allowance for doubtful accounts                                     (174)        (136)
                                                                   ----------   ----------

Total                                                              $   10,314   $   16,129
                                                                   ==========   ==========

F.    INVENTORIES

                                        MARCH 31,
                                ----------------------
                                    1998        1997
Finished goods                  $    1,599  $    1,198
Work-in-process                      1,194       1,291
Raw materials                        2,207       1,641
                                ----------  ----------

Total                           $    5,000  $    4,130
                                ==========  ==========

G.    LONG-TERM DEBT

                                             MARCH 31,
                                     -----------------------
                                         1998         1997
U.K. Variable Rate Loan              $    3,948
U.K. Term Loan                            1,880   $    2,090
U.S. Revolving Credit Line                             3,793
U.S. Mortgage                                          1,743
Capital leases                              875          705
                                     ----------   ----------

Total                                     6,703        8,331

Less current maturities                  (1,238)      (2,345)
                                     ----------   ----------

Long-term portion                    $    5,465   $    5,986
                                     ==========   ==========

      The U.K. Variable Rate Loan commenced October 2, 1997 with a U.K. bank. The loan is due March 31, 2003 and is payable in equal quarterly installments of $197 plus interest, at the bank's base rate plus 1 1/4% (8.25% at March 31, 1998) beginning June 30, 1998.

      The U.K. Term Loan is a ten-year term loan which commenced in July 1995 with a U.K. bank. The loan has quarterly principal payments of $63, plus interest, at the bank's base rate plus 1 1/2% (8.5% at March 31, 1998).

      Substantially all foreign assets (except shares of the foreign subsidiaries) are pledged as collateral for the U.K. Variable Rate and Term Loans. These loans include certain tangible net worth and cash flow requirements relating to the foreign subsidiaries.

      The Corporation has a line of credit for its U.K. subsidiaries of $3,342, all of which was unused at March 31, 1998. Borrowings under this line of credit were $1,161 at March 31, 1997. Interest is payable quarterly on the line of credit at the bank's base rate plus 1 1/2% (8.5% at March 31, 1998).

      The U.S. Revolving Credit Line was assumed by Wyle as part of the merger of the Life Sciences and Engineering subsidiaries (see Note C). The U.S. Mortgage was repaid in November 1997 when the Corporation's Dayton, Ohio real property was sold.

      Annual payments of long-term debt, including capital leases, for the next five years are as follows: 1999 - $1,238; 2000 - $1,342; 2001 - $1,175;
      2002 - $1,081; and 2003 - $1,040.

H.    SHAREHOLDERS' EQUITY

      STOCK OPTION PLANS - The Corporation's 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005, of which 156,000 options have been granted through March 31, 1998. Vesting and option expiration periods are determined by the Board of Directors but may not exceed ten years.

                                                    NUMBER OF     WEIGHTED-AVERAGE     RANGE OF
                                                     SHARES        EXERCISE PRICE   EXERCISE PRICES
Options outstanding, March 31, 1995                    143,515             $2.68     $2.16 - 3.14
Granted                                                 66,000              3.00             3.00
Exercised                                              (40,427)             2.28      2.16 - 2.57
Forfeited                                              (42,448)             2.87      2.57 - 3.14
                                                  ------------      ------------     ------------
Options outstanding, March 31, 1996                    126,640              2.93      2.57 - 3.14
Granted                                                 75,000              4.50             4.50
Exercised                                              (74,256)             2.86      2.57 - 3.00
Expired                                                 (6,064)             2.57             2.57
                                                  ------------      ------------     ------------
Options outstanding, March 31, 1997                    121,320              3.96     $3.00 - 4.50
Granted                                                 15,000              5.13             5.13
Exercised                                              (32,820)             3.24      3.14 - 4.50
Forfeited                                              (13,000)             4.50             4.50
                                                  ------------      ------------     ------------

Options outstanding, March 31, 1998                     90,500      $       4.34     $3.00 - 5.13
                                                  ============      ============     ============

Options exercisable, March 31, 1998                     84,500      $       4.33     $3.00 - 5.13
                                                  ============      ============     ============
Weighted-average remaining contractual
   life at March 31, 1998                            1.7 years
                                                  ============

      On April 30, 1996, the Board of Directors approved the immediate vesting of all of the then outstanding stock options. Options granted during the year ended March 31, 1997 vest ratably over two years from November 1996.

      In March 1998, in connection with the merger of its Life Sciences and Engineering Subsidiaries with Wyle (see Note C), the Board of Directors approved the immediate vesting of the 40,000 outstanding stock options held by employees of the Subsidiaries. Under the 1995 Plan provisions, these former employees have until June 15, 1998 to exercise or forfeit their stock options.

      The weighted-average fair value of the options granted during the years ended March 31, 1998, 1997 and 1996 was $2.11, $1.65 and $1.15,
      respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1998, 1997 and 1996, respectively: estimated volatility of 60%, 51% and 55%; risk-free interest rate of 6%; dividend yield of 0%; and an expected life of 2.5 years.

      Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of the Corporation's common stock at the grant date. Net earnings and net earnings per share, had compensation costs been determined using the fair value based method, follows:

                                                      YEAR ENDED MARCH 31,
                                             ----------------------------------------
                                                 1998           1997           1996
Net earnings                                 $      224     $    2,033     $    1,169
Net earnings per share:
   Basic                                           0.04           0.40           0.23
   Diluted                                         0.04           0.39           0.23

      1997 EMPLOYEE STOCK PURCHASE PLAN - The 1997 Employee Stock Purchase Plan was approved by the Board of Directors in November 1996. Each employee continuously employed through December 31, 1997 by KRUG International Corp. and KRUG Life Sciences Inc. was eligible to purchase up to 200 Common Shares for 85% of the fair market value as determined based on the lower of the last sale price at January 2, 1997 or December 31, 1997. Payments for stock subscribed under the plan were made by payroll deductions. A total of 14,704 common shares were issued under this plan.

      WARRANTS - The Corporation issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Corporation distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their expiration on January 31, 1998. The Corporation may reduce the purchase price at any time. In January 1998, the Corporation extended the expiration date of the warrants to January 31, 1999.

      The Corporation issued warrants to purchase 25,000 shares of its common stock for $5.75 per share to investment advisors assisting the Corporation in the merger of its Life Sciences and Engineering Subsidiaries (see Note
      C).

I.    INCOME TAXES

      The provisions for income taxes on continuing operations include the following:

                                                         YEAR ENDED MARCH 31,
                                             ------------------------------------------
                                                 1998            1997            1996
Domestic:
   Current                                   $      332      $       11      $        9
   Deferred                                         343             148             189
                                             ----------      ----------      ----------

Total domestic tax expense                          675             159             198

Foreign:
   Current                                          228             359             (56)
   Deferred                                         (85)            (68)            (41)
                                             ----------      ----------      ----------

Total foreign tax expense                           143             291             (97)
                                             ----------      ----------      ----------

Total income tax expense                     $      818      $      450      $      101
                                             ==========      ==========      ==========

      Deferred tax assets recorded in the balance sheets include the following:

                                                                MARCH 31,
                                                       --------------------------
                                                           1998            1997
Domestic:
   Alternative minimum tax credit carryforward         $      483      $      150
   Contract accounting                                                        121
   Net operating loss carryforwards                           268           3,797
   Provision for loss on discontinued operations              536             312
   Other                                                      339              (1)
                                                       ----------      ----------

                                                            1,626           4,379

Less valuation allowance                                                   (3,156)
                                                       ----------      ----------
Total domestic deferred tax assets                          1,626           1,223

Foreign:
   Net operating loss carryforwards                           984
   Capital loss carryforward                                2,427           2,380
   Tax prepayments not currently utilized                   1,320           1,385
   Depreciation expense                                      (848)           (648)
   Other                                                      431              81
                                                       ----------      ----------

                                                            4,314           3,198

Less valuation allowance                                   (3,411)         (2,380)
                                                       ----------      ----------
Total foreign deferred tax assets                             903             818
                                                       ----------      ----------
Net deferred tax assets                                $    2,529      $    2,041
                                                       ==========      ==========

      At March 31, 1998, the Corporation had accumulated domestic net operating loss carryforwards (expiring in 2009) of approximately $800 available to offset future domestic taxable income.

      The differences between income taxes at the federal statutory rate and the effective tax rate were as follows:

                                                              YEAR ENDED MARCH 31,
                                                  ------------------------------------------
                                                      1998            1997            1996
Income taxes at federal statutory rate            $       38      $      514      $       98
Foreign tax rate differential                            106             (32)              3
Changes in valuation allowance                        (2,125)           (483)           (261)
U.S. deemed dividend                                   2,550             469             196
U.K. pension                                              18             (62)             (8)
U.K. amortization of intangibles                          70                              17
Other                                                    161              44              56
                                                  ----------      ----------      ----------

Total income tax expense                          $      818      $      450      $      101
                                                  ==========      ==========      ==========

      Earnings (loss) from continuing operations before income taxes include $(3,537), $1,040, and $(294) in 1998, 1997 and 1996, respectively, of foreign earnings. Domestic income taxes have not been provided on undistributed earnings of the foreign subsidiaries aggregating $18,000 at March 31, 1998 because such amounts are considered to be permanently invested abroad. To date, the Corporation has paid taxes as U.S. deemed dividends on approximately $9,500 of this amount. Determination of the amount of the unrecognized deferred tax liability for these undistributed earnings, net of the previously taxed U.S. deemed dividends, is not practicable.

J.    EMPLOYEE BENEFITS

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

      Effective February 28, 1997, the Corporation amended its domestic plan to freeze participant benefits and close the plan to new participants. As a result, the Corporation recognized a curtailment gain of $369 for the year ended March 31, 1997 primarily due to the reduction of the projected benefit obligation. During the year ended March 31, 1998, the Corporation recognized a curtailment loss of $190 for a partial plan settlement of pension obligations to vested former employees. The Corporation approved a plan amendment as of March 31, 1998 to terminate its domestic plan. Management expects that, subject to required regulatory approvals, final payment of plan termination benefits will be made by March 31, 1999.

      The components of net pension expense for all plans, excluding the curtailment gain and loss above, were as follows:

                                                                         YEAR ENDED MARCH 31,
                                        -------------------------------------------------------------------------------------
                                                   1998                          1997                         1996
                                        -------------------------    -------------------------      -------------------------
                                         DOMESTIC       FOREIGN         DOMESTIC      FOREIGN        DOMESTIC       FOREIGN
Service cost                                           $     467      $     434      $     272      $     477      $     312
Interest cost                           $     422            653            449            493            446            486
Expected return on assets                    (411)          (685)          (825)          (542)          (732)        (1,084)
Net amortization and deferral                  27             (8)           317             58            324            761
                                        ---------      ---------      ---------      ---------      ---------      ---------

Net pension expense                     $      38      $     427      $     375      $     281      $     515      $     475
                                        =========      =========      =========      =========      =========      =========

      Summary information for the plans is as follows:

                                                                                          MARCH 31,
                                                           -------------------------------------------------------------------------
                                                                          1998                              1997
                                                           ---------------------------------  --------------------------------------
                                                               DOMESTIC         FOREIGN          DOMESTIC            FOREIGN
Vested benefit obligation                                       $    6,166      $    9,979      $    5,701      $    6,221
                                                                ==========      ==========      ==========      ==========

Accumulated benefit obligation                                  $    6,166      $    9,979      $    5,911      $    6,261
                                                                ==========      ==========      ==========      ==========

Projected benefit obligation                                    $    6,166      $   10,270      $    5,911      $    6,760
Fair value of plan assets                                            5,624          10,584           6,343           6,870
                                                                ----------      ----------      ----------      ----------

Plan assets greater (less) than projected benefit
   obligation                                                         (542)            314             432             110

Reconciliation of financial status of plans to
   amounts recorded in the balance sheets:
   Unamortized plan assets in excess of plan liabilities
      (overfunding) to be recognized as a reduction of
      future years' pension expense                                                   (458)            (34)           (507)

   Unrecognized net loss from experience different
      than plan assumptions                                            934             892             223             875

   Additional minimum liability                                       (934)

   Unamortized prior service cost from change in
      benefit formula                                                                  809                             898
                                                                ----------      ----------      ----------      ----------

Pension asset (liability) included in the balance
   sheets                                                       $     (542)     $    1,557      $      621      $    1,376
                                                                ==========      ==========      ==========      ==========

      The Corporation has reflected the additional minimum liability as a reduction in shareholders' equity, net of related tax benefits, because such amount exceeds the amount of unrecognized prior service costs at March 31, 1998. This amount will be charged against earnings upon settlement of the domestic plan.

      The weighted-average discount rate used for the domestic plan was 6.17% in 1998 and 7.46% in 1997. The projected rate of compensation increases was 4.5% in 1997 and the expected rate of return on plan assets was 6.5% in 1998 and 8% in 1997. Domestic plan assets are primarily invested in listed bonds and U.S. government obligations. Changes in the actuarial assumptions during fiscal years 1998 and 1997 were made because of the pending settlement of the domestic plan.

      The weighted-average discount rate used for the foreign plans was 6.5% in 1998 and 9% in 1997. The projected rate of compensation increases was 4.5% in 1998 and 7% in 1997, and the expected rate of return on plan assets was 7.5% in 1998 and 9% in 1997. Foreign plan assets are invested in managed fund units in the U.K.

      DEFINED CONTRIBUTION PLAN - The Corporation had until March 16, 1998 a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. The Corporation matches a specified percentage of the employees' contribution as determined periodically by its Board of Directors. Plan expense was $415 in 1998, $200 in 1997 and $169 in 1996. The plan was transferred to Wyle in connection with the merger (see Note C).

K.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Corporation leases various land, buildings and equipment (principally for its European operations under capital and operating lease obligations having noncancelable terms ranging from 1 to 18 years. Minimum lease commitments as of March 31, 1998 follow:

                                                         CAPITAL         OPERATING
                                                         LEASES           LEASES
1999                                                   $      458      $    1,620
2000                                                          328           1,124
2001                                                          145             709
2002                                                           45             653
2003                                                                          653
Later years                                                                 6,699
                                                       ----------      ----------

Total minimum lease payments                                  976      $   11,458
                                                                       ==========

Amount representing interest                                 (101)
                                                       ----------
Present value of minimum lease payments                       875
Less current maturities of capital leases                     396
                                                       ----------
Long-term portion of capital leases                    $      479
                                                       ==========

      At March 31, 1998 and 1997, buildings and equipment under capital leases of $2,090 and $1,591 (less accumulated depreciation of $680 and $445), respectively, are included in property, plant and equipment. Rent expense under operating leases was $1,716, $1,171 and $993 for the years ended March 31, 1998, 1997 and 1996, respectively.

      LITIGATION - The Corporation is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Corporation.

      CONSULTING AGREEMENTS - The Corporation entered into a consulting agreement with its former chairman in April 1996 and terminated its obligation to him under a previous founder's agreement. The remaining obligation under the consulting agreement of $233 and $450 at March 31, 1998 and 1997, respectively, is included in other accrued expenses in the consolidated balance sheets.

L.    RESTRUCTURING AND RELOCATION CHARGES

      During the year ended March 31, 1998, the Corporation recorded restructuring and relocation charges of $1,630 related to its Housewares and Child Safety Products Segment. In the restructuring, the Corporation closed its manufacturing facility in Bognor Regis, England and moved the operations to its facility in Bilston, England. Also, the Corporation relocated its German sales offices. The restructuring and relocation charges were provided for manufacturing plant relocation, employee severance costs for approximately one hundred five employees, rent and other costs related to the vacated facilities.

      In September 1996 the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters in Houston, Texas. A restructuring charge of $530 was recorded for such office consolidation during the year ended March 31, 1997. The charge consisted primarily of estimated costs relating to severance for six employees and rent, net of expected sublease income, and other costs related to the vacated offices in Dayton, Ohio.

      At March 31, 1998, accrued expenses included accrued restructuring charges of $572 primarily for rent and other expenses payable through June 1999, the lease termination date of the offices in Dayton, Ohio vacated by the Corporation and the vacated manufacturing facility in Bognor Regis, England.

M.    INDUSTRY SEGMENTS

      The Corporation's continuing operations consist of its Housewares and children's automobile Safety Products Segment located in Europe and its equity in earnings of Wyle.

      The Housewares and Child Safety Products Segment is composed of Beldray Ltd., Klippan Ltd. and Hago Products Ltd., subsidiaries which manufacture and sell under various proprietary brand names and private labels ironing tables, household ladders, rotary dryers, indoor airers, children's automobile safety seats, gates and accessories and garden equipment. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers and department stores, primarily in the U.K., Finland and Ireland.

      The Life Sciences and Engineering Segment was composed of two subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., engaged in basic and applied biotechnological research, support services and engineering pursuant to contracts primarily with agencies of the U.S. government. The Corporation's ownership of these subsidiaries was exchanged for an equity interest in Wyle on March 16, 1998 (see Note C). Activity associated with these Subsidiaries prior to the exchange with Wyle is reported below. Prior period segment information has not been restated for the merger with Wyle.

      Information concerning the Corporation's continuing operations by industry segment is presented in the following table:

                                                                                  YEAR ENDED MARCH 31,
                                                                      ------------------------------------------
                                                                          1998            1997            1996
REVENUES FROM UNAFFILIATED CUSTOMERS (1):
   Housewares and Child Safety Products (2)                           $   49,008      $   33,071      $   26,442
   Life Sciences and Engineering (3)                                      44,686          50,010          44,345
                                                                      ----------      ----------      ----------

                                                                      $   93,694      $   83,081      $   70,787
                                                                      ==========      ==========      ==========
OPERATING PROFIT:
   Housewares and Child Safety Products                               $   (3,845)     $      729      $     (847)
   Life Sciences and Engineering                                           2,883           3,592           3,786
   Corporate expense                                                      (1,567)         (1,948)         (1,695)
                                                                      ----------      ----------      ----------
                                                                          (2,529)          2,373           1,244

   Interest expense                                                       (1,111)           (936)         (1,006)
   Equity in loss of Wyle (Note C)                                           (55)
   Other income - net                                                      3,808              75              51
                                                                      ----------      ----------      ----------

   Earnings from continuing operations before income taxes            $      113      $    1,512      $      289
                                                                      ==========      ==========      ==========

IDENTIFIABLE ASSETS:
   Housewares and Child Safety Products                               $   24,794      $   16,041      $   10,167
   Life Sciences and Engineering                                                           9,976          10,723
   Other                                                                  14,785          15,068          13,774
                                                                      ----------      ----------      ----------

                                                                      $   39,579      $   41,085      $   34,664
                                                                      ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION:
   Housewares and Child Safety Products                               $    1,055      $      640      $      559
   Life Sciences and Engineering                                              59             115             150
   Other                                                                      38              14              31
                                                                      ----------      ----------      ----------

                                                                      $    1,152      $      769      $      740
                                                                      ==========      ==========      ==========

CAPITAL ADDITIONS:
   Housewares and Child Safety Products                               $    1,273      $      221      $      209
   Life Sciences and Engineering                                             127              72              17
   Other                                                                                       2
                                                                      ----------      ----------      ----------

                                                                      $    1,400      $      295      $      226
                                                                      ==========      ==========      ==========

(1) Revenues from tangible products were $56,880, $44,649, and $34,350 and revenues from services were $36,814 $38,432 and $36,437 for the years ended March 31, 1998, 1997 and 1996, respectively. Related cost of goods sold for tangible products was $57,361 $40,118 and $31,560 and related cost of services was $28,474, $34,555, and $32,456, respectively.

(2) Includes revenues from one customer of $15,238 in 1998 and $11,913 in 1997.

(3) Includes revenues from the U.S. government of $44,139 in 1998, $49,808 in 1997 and $44,091 in 1996.

N.    EARNINGS PER SHARE

                                                      1998                          1997                            1996
                                           ---------------------------     --------------------------    -------------------------
                                                            PER SHARE                     PER SHARE                      PER SHARE
                                             AMOUNT           AMOUNT         AMOUNT         AMOUNT         AMOUNT          AMOUNT
Earnings from continuing operations        $     (705)                     $    1,062                    $      188

Basic -
   Weighted average shares outstanding          5,168      $    (0.14)          5,135     $     0.21          5,044     $     0.04
                                           ==========      ==========      ==========     ==========     ==========     ==========

Diluted:
   Weighted average shares outstanding          5,168                           5,135                         5,044
   Effect of dilutive securities - options                                         58                            23
                                           ----------                      ----------                    ----------
   Total                                        5,168      $    (0.14)          5,193     $     0.20          5,067     $     0.04
                                           ==========      ==========      ==========     ==========     ==========     ==========

      The Corporation's earnings per share from discontinued operations were $0.19 in 1998, $0.20 in 1997 and $0.19 in 1996.

O.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FISCAL
                                                           YEAR
                                                           ENDED      FOURTH          THIRD         SECOND          FIRST
                                                          MARCH 31,   QUARTER        QUARTER        QUARTER        QUARTER
REVENUES                                                    1998     $  24,123      $  27,220      $  22,646      $  19,705
                                                            1997        22,888         23,075         20,265         16,853

GROSS PROFIT (Revenues less cost of goods sold)             1998         1,440          2,530          2,090          1,799
                                                            1997         2,525          1,952          1,968          1,963

EARNINGS FROM CONTINUING OPERATIONS                         1998          (796)          (321)           229            183
                                                            1997           765            253           (258)           302

NET EARNINGS                                                1998        (1,204)          (396)           771          1,085
                                                            1997           705            258             84          1,049

EARNINGS (LOSS) PER SHARE:
   Continuing operations
      Basic                                                 1998         (0.15)         (0.06)          0.04           0.04
                                                            1997          0.15           0.05          (0.05)          0.06
      Diluted                                               1998         (0.15)         (0.06)          0.04           0.04
                                                            1997          0.15           0.05          (0.05)          0.06

   Net earnings
      Basic                                                 1998         (0.23)         (0.08)          0.15           0.21
                                                            1997          0.14           0.05           0.02           0.21
      Diluted                                               1998         (0.23)         (0.08)          0.15           0.21
                                                            1997          0.14           0.05           0.02           0.20

SHARES USED IN COMPUTING EARNINGS
   (LOSS) PER SHARE:
      Basic                                                 1998         5,193          5,170          5,160          5,151
                                                            1997         5,151          5,151          5,145          5,092
      Diluted                                               1998         5,214          5,208          5,196          5,183
                                                            1997         5,186          5,199          5,210          5,174

      The Corporation files quarterly information on Form 10-Q with the Securities and Exchange Commission. The quarterly amounts reported above have been restated to reflect the Corporation's Leisure Marine Segment as a discontinued operation (see Note D). Quarterly amounts reported for earnings (loss) per share may not total annual reported amounts due to rounding.

      Significant activity in the amounts reported for the quarter ended March 31, 1998 include the gain on merger of the Life Sciences and Engineering Subsidiaries of $1,881, net of a tax benefit of $969 (see Note C); relocation charges related to its Housewares and Child Safety Products Segment of $715, net of a tax benefit of $368 (see Note L); the provision for losses related to the discontinued Industrial Segment operations of $830, net of a tax benefit of $427 (see Note D); and the reduction in the valuation allowance against deferred tax assets (see Note I).

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated herein by reference from the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 13, 1998, except for certain information concerning the executive officers of the Corporation which is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 13, 1998, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 13, 1998, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on July 13, 1998, and is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

     Independent Auditors' Report.

     Consolidated Balance Sheets -- March 31, 1998 and 1997.

     Consolidated Statements of Earnings -- for the fiscal years ended March 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity -- for the fiscal years ended March 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows -- for the fiscal years ended March 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements -- for the fiscal years ended March 31, 1998, 1997 and 1996.

     (a) (2) Financial Statement Schedules

     Independent Auditors' Report -- ..............   At page 40 of this Report.

     Schedule II -- ................................  Valuation and qualifying accounts (at page 41 of
                                                      this Report)

     The information required to be submitted in Schedules I, III, IV and V for KRUG International Corp. and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

     (b) Reports on Form 8-K

         During the quarter ended March 31, 1998, the Corporation filed one report on Form 8-K. The report was dated March 31, 1998 reporting Item 2 - Acquisition or Disposition of Assets. related to the merger of KRUG Life Sciences Inc. and Technology/Scientific Services, Inc. into Wyle Laboratories, Inc.

         In addition, on May 1, 1998, the Corporation filed a report on Form 8-K. The report reported Item 2. Acquisition or Disposition of Assets, related to the sale of Sowester Limited to a corporation formed by Sowester Limited's management and Item 5. Other Events, reporting that on April 16, 1998, the Board of Directors of the Corporation authorized the Corporation to repurchase for cash in the open market up to 200,000 Common Shares of KRUG International Corp.

     (c) Exhibits

         The "Index to Exhibits" to the this Annual Report on Form 10-K is incorporated by reference.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    KRUG International Corp.
Houston, Texas

We have audited the consolidated financial statements of KRUG International Corp. and Subsidiaries as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated June 2, 1998 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of KRUG International Corp. and Subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Houston,Texas


June 2, 1998

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              AMOUNTS IN THOUSANDS


    COLUMN A               COLUMN B              COLUMN C             COLUMN D    COLUMN E
 ---------------          ----------    --------------------------   -----------  --------
                                                        CURRENCY
  ALLOWANCE FOR           BALANCE AT    CHARGED TO    TRANSLATION/    DEDUCTIONS  BALANCE
    DOUBTFUL               BEGINNING     COST AND     ACQUISITION/      FROM       AT END
    ACCOUNTS                OF YEAR      EXPENSES     DISPOSITION     RESERVES    OF YEAR
 ---------------          ----------    ----------    ------------   -----------  --------
YEAR ENDED                $    856      $     21      $    (645)     $    58      $   174
MARCH 31, 1998

YEAR ENDED
MARCH 31, 1997            $    658      $    184      $      54      $    40      $   856

YEAR ENDED
MARCH 31, 1996            $    595      $    144      $     (37)     $    44      $   658


  DEFERRED INCOME                                       CURRENCY
    TAX ASSET             BALANCE AT    ADDITIONS     TRANSLATION/    DEDUCTIONS  BALANCE
    VALUATION              BEGINNING       TO         ACQUISITION/       FROM      AT END
    ALLOWANCE               OF YEAR     RESERVES      DISPOSITION      RESERVES   OF YEAR
 ---------------          ----------    ----------    ------------   -----------  -------
YEAR ENDED                $  5,536      $    984      $      47      $ 3,156      $ 3,411
MARCH 31, 1998

YEAR ENDED
MARCH 31, 1997            $  6,019      $     --      $     157      $   640      $ 5,536

YEAR ENDED
MARCH 31, 1996            $  6,280      $     --      $    (136)     $   125      $ 6,019

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of June, 1998.

                                  KRUG INTERNATIONAL CORP.


                                  By:        /s/ CHARLES LINN HASLAM
                                     --------------------------------------
                                               Charles Linn Haslam
                                      Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:

------------------------------------------------------------------------------------------------------------------
                   Name                                           Title                                    Date
------------------------------------------------------------------------------------------------------------------

/s/ CHARLES LINN HASLAM                     Director, Chairman and Chief Executive Officer         June 12, 1998
------------------------------------------- (principal executive officer)
Charles Linn Haslam


/s/ ROBERT M. THORNTON, JR.                 Director, President and Chief Financial Officer        June 12, 1998
------------------------------------------- (principal financial officer)
Robert M. Thornton, Jr.


/s/ MARK J. STOCKSLAGER                     Principal Accounting Officer                           June 12, 1998
------------------------------------------- (principal accounting officer)
Mark J. Stockslager


/s/ JAMES J. MULLIGAN                       Director                                               June 12, 1998
-------------------------------------------
James J. Mulligan


* RONALD J. VANNUKI                         Director                                               June 12, 1998
-------------------------------------------
Ronald J. Vannuki


* BERNEE D. L. STROM                        Director                                               June 12, 1998
-------------------------------------------
Bernee D. L. Strom


* T. WAYNE HOLT                             Director                                               June 12, 1998
-------------------------------------------
T. Wayne Holt


* KAREN B. BRENNER                          Director                                               June 12, 1998
-------------------------------------------
Karen B. Brenner

* The undersigned, by signing his name hereto, executes this Report on Form 10-K for the fiscal year ended March 31, 1998 pursuant to powers of attorney executed by the above named persons and filed with the Securities and Exchange Commission.



                                             /s/ CHARLES LINN HASLAM
                                      --------------------------------------
                                               Charles Linn Haslam
                                             Their Attorney-in-Fact

                                INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1      Amended Articles of Incorporation of KRUG International Corp.

         3.2 Code of Regulations of KRUG International Corp., as amended (incorporated by reference to Exhibit 3.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1      Loan Facility dated December 8, 1994 among KRUG International
                  (UK) Limited, Sowester Limited and National Westminster Bank (incorporated by reference to Exhibit 4.8 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).

         4.2      Loan Facility dated December 8, 1994 among KRUG International
                  (UK) Limited, Beldray Limited and National Westminster Bank (incorporated by reference to Exhibit 4.9 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).

         4.3 Commercial Variable Rate Loan Agreement dated October 2, 1997 among KRUG International (UK) Limited, Bradley International Holdings Limited and National Westminster Bank.

         4.4 Supplemental Agreement to the Loan Facility among KRUG International (UK) Limited, Sowester Limited and National Westminster Bank (listed as 4.1 above) dated October 2, 1997.

         4.5 Supplemental Agreement to the Loan Facility among KRUG International (UK) Limited, Beldray Limited and National Westminster Bank (listed as 4.2 above) dated October 2, 1997.

(10)     MATERIAL CONTRACTS:

         10.1     1995 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 10.3 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).

         10.2 Consulting Agreement between KRUG International Corp. and Maurice F. Krug dated April 30, 1996 (incorporated by reference to Exhibit 10.4 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).

         10.3 Employment Agreement between KRUG International Corp. and Charles Linn Haslam dated May 17, 1996 (incorporated by reference to Exhibit 10.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996).

         10.4 Consulting and Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. dated May 17, 1996 Ground Equipment, records, tolls, rents, income, proceeds and products (incorporated by reference to Exhibit 10.2 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996).

         10.5 Employment Agreement between KRUG International Corp. and Thomas W. Kemp dated October 1, 1996 (incorporated by reference to Exhibit 10.7 of the Corporation's Report on Form 10-K for the year ended March 31, 1997).

         10.6 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the Corporation's Report on Form 10-K for the year ended March 31, 1997).

         10.7 Amendment to Employment Agreement between KRUG International Corp. and Charles Linn Haslam (incorporated by reference to
                  Exhibit 10.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1997.

         10.8 Amendment to Employment Agreement between KRUG International Corp. and Robert M Thornton, Jr. (incorporated by reference to
                  Exhibit 10.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1997).

         10.9 Amended and Restated Stockholder Agreement between Wyle Laboratories, Inc., KRUG International, Corp., Westminster Partners L.P. and certain senior managers of Wyle Laboratories, Inc. dated March 16, 1998 is filed as an Exhibit to this Report.

         10.10 Agreement and Plan of Merger by and among KRUG Life Sciences, Inc., Technology/Scientific Services, Inc. and Wyle Laboratories, Inc. dated March 12, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed March 31, 1998).

         10.11 Share Sale and Purchase Agreement between KRUG International (U.K.), Limited and Blakedew Ninety-Four Limited, dated April 16, 1998 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 1, 1998).

         10.12 Deed of Tax Covenant between KRUG International (U.K.), Limited and Blakedew Ninety-Four Limited, dated April 16, 1998 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 1, 1998).

(21)     SUBSIDIARIES:

         21.1     List of Subsidiaries.

(23)     CONSENTS OF EXPERTS AND COUNSEL:

         23.1 Consent of Deloitte & Touche LLP dated June 12, 1998 with respect to material incorporated by reference into the KRUG International Corp. Registration Statement on Form S-8 (No. 333-42217) relating to the Corporation's 1997 Employee Stock Purchase Plan, the Registration Statement on Form S-8 (No. 333-06129) relating to the Corporation's 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Corporation's Warrants to purchase Commons Shares.

(24)     POWER OF ATTORNEY:

         24.1 Power of attorney of any person who has signed this report on Form 10-K by authorizing another person to sign on his behalf pursuant to said power of attorney.

(27)     FINANCIAL DATA SCHEDULES:

         27.1     Financial Data Schedule and Restated Financial Data Schedules
          to      for the fiscal years ended March 31, 1998, 1997 and 1996
         27.9     and the interim fiscal periods for the fiscal years ended
                  March 31, 1998 and 1997.