Form 10-Q
period 1998-06-30
KRUG INTERNATIONAL CORP
filed 1998-08-14
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                              ------------------    ----------------------

COMMISSION FILE NUMBER  0-2901

                            KRUG INTERNATIONAL CORP.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                     31-0621189
                    ----                                     ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
                OR ORGANIZATION)                             IDENTIFICATION NO.)

            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (770) 933-7000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

               1290 Hercules Drive, Suite 120 Houston, Texas 77058
               ---------------------------------------------------
                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes    X      No
     ----         ----


The number of Common Shares, without par value, outstanding as of August 14, 1998 was 5,035,430.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                 June 30,   March 31,
                                                                   1998       1998
                                                                 --------   ---------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                      $ 9,443    $ 4,205
  Receivables - net                                                9,814     10,314
  Inventories (Note C)                                             4,702      5,000
  Prepaid expenses                                                   945        664
  Net current assets of discontinued operations (Note H)               -      4,527
                                                                 -------    -------

     Total Current Assets                                         24,904     24,710

Property, Plant and Equipment, At Cost                            11,380     10,461
  Less accumulated depreciation                                    5,190      4,863
                                                                 -------    -------
     Property, Plant and Equipment - Net                           6,190      5,598

Pension Asset                                                      1,565      1,557
Deferred Tax Assets                                                2,543      2,529
Other Assets                                                       1,755      5,185
                                                                 -------    -------
     Total Assets                                                $36,957    $39,579
                                                                 =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                               $ 7,782    $ 9,482
  Accrued expenses (Note F)                                        4,104      4,972
  Income taxes                                                        64        323
  Net current liabilities of discontinued operations (Note H)        450          -
  Current maturities of long-term debt                             1,594      1,238
                                                                 -------    -------
     Total Current Liabilities                                    13,994     16,015
Long-term Debt                                                     5,720      5,465
Net Non-current Liabilities of Discontinued Operations (Note H)      766          -
                                                                 -------    -------
     Total Liabilities                                            20,480     21,480

Shareholders' Equity:
  Common shares, no par value;
    Issued and outstanding, 5,256,230 at June 30, 1998
     and 5,198,730 at March 31, 1998                               2,628      2,599
  Additional paid-in capital                                       4,831      4,590
  Retained earnings                                                9,336     10,222
  Treasury shares, at cost, 159,600 shares at June 30, 1998         (881)         -
  Accumulated Other Comprehensive Income --
    Foreign currency translation adjustment                        1,180      1,305
    Minimum pension liability adjustment                            (617)      (617)
                                                                 -------    -------
     Total Shareholders' Equity                                   16,477     18,099
                                                                 -------    -------

       Total Liabilities and Shareholders' Equity                $36,957    $39,579
                                                                 =======    =======

            See notes to condensed consolidated financial statements

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except per share)



                                                                 THREE MONTHS ENDED
                                                                      June 30,
                                                              ------------------------
                                                                1998             1997
                                                               -----             ----
Revenues                                                      $11,744           $19,705

Cost of Goods Sold                                             10,929            17,906
Selling and Administrative Expenses                             2,114             1,273
                                                              -------           -------

Operating Profit (Loss)                                        (1,299)              526

Other Income (Expense):
  Interest expense                                               (142)             (251)
  Interest income                                                 116                --
  Equity in loss of Wyle Laboratories, Inc.                      (123)               --
  Other income -- net (Note E)                                  176                 4
                                                              -------           -------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                          (1,272)              279

Income Tax Expense (Benefit) -- (Note D)                          (38)               96
                                                              -------           -------

Earnings (Loss) From Continuing Operations                     (1,234)              183

Earnings From Discontinued Operations
 (net of tax of $55 as of June 30, 1998 and $429
 as of June 30, 1997) (Note H)                                    348               902
                                                              -------           -------

Net Earnings (Loss)                                           $  (886)          $ 1,085
                                                              =======           =======

Earnings (Loss) Per Share:
  Continuing Operations:
    Basic                                                     $ (0.24)          $  0.04
                                                              =======           =======
    Diluted                                                   $ (0.24)          $  0.04
                                                              =======           =======

  Net Earnings (Loss):
    Basic                                                     $ (0.17)          $  0.21
                                                              =======           =======
    Diluted                                                   $ (0.17)          $  0.21
                                                              =======           =======

Average Common Shares Outstanding:
    Basic                                                       5,215             5,151
                                                              =======           =======
    Diluted                                                     5,230             5,183
                                                              =======           =======


           See notes to condensed consolidated financial statements.

                   KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            THREE MONTHS ENDED
                                                                 June 30,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------

Net Cash Provided by (Used In) Operating Activities        $(1,959)      $ 1,953

Cash Flows From Investing Activities:
  Expenditures for property, plant and equipment             (118)          (214)
  Proceeds from sale of Sowester Ltd. - net                 7,985             --
  Proceeds from sale of land                                  188             31
  Purchases of treasury shares                               (881)            --
  Other investments                                          (132)            --
                                                           ------        -------
     Net Cash Provided by (Used In) Investing
      Activities                                            7,042           (183)

Cash Flows From Financing Activities:
  Payments on long-term debt                                 (215)           (13)
  Proceeds from exercise of stock options                     270             --
  Bank borrowings - net                                        --         (1,158)
                                                           ------        -------
     Net Cash Provided by (Used in)
     Financing Activities                                      55         (1,171)

 Effect of Exchange Rate Changes on Cash                      100             10
                                                           ------        -------
Net Increase in Cash                                        5,238            609
Cash at Beginning of Period                                 4,205            105
                                                           ------        -------

Cash at End of Period                                      $9,443        $   714
                                                           ======        =======
Cash Paid For:
   Income taxes                                            $  325        $    --
                                                           ======        =======
   Interest                                                $  260        $   326
                                                           ======        =======
Non-Cash Investing and Financing Activities:
  Capital leases                                           $  831        $   367
                                                           ======        =======



            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 1998 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1998. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE B -- ACQUISITION OF KLIPPAN LIMITED

         On October 2, 1997, the Corporation's U.K. housewares and child safety subsidiary purchased all the issued capital shares of Klippan Limited, a manufacturer of children's automobile safety seats and accessories in the United Kingdom and Scandinavia, for a purchase price of approximately $3,900. The acquisition was financed under the Corporation's U.K. bank credit facility. The acquisition was accounted for using the purchase method of accounting. Pro-forma financial information of Klippan Limited is included in the Corporation's Form 10-K for the fiscal year ended March 31, 1998.

NOTE C -- INVENTORIES

                               June 30,     March 31,
                                1998          1998
                               --------     ---------

Finished goods                 $  1,287     $   1,599
Work-in-process                     294         1,194
Raw materials and supplies        3,121         2,207
                               --------     ---------
                               $  4,702     $   5,000
                               ========     =========

NOTE D -- INCOME TAXES

         The provision (benefit) for income taxes is composed of the following:

                                   Three Months Ended June 30,
                               -------------------------------
                                 1998                    1997
                               --------                 ------

Domestic                       $         -          $       17
Foreign                                (38)                 79
                               -----------          ----------
                               $       (38)         $       96
                               ===========          ==========

NOTE E -- OTHER INCOME -- NET

         During the quarter ended June 30, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale. The net proceeds of the sale were used for working capital.

NOTE F -- RESTRUCTURING CHARGES AND ACCRUED EXPENSES

         In January 1998, the Corporation announced the restructuring of its Housewares and Child Safety Products Segment, including the consolidation of two U.K. manufacturing facilities and the relocation of its German sales offices. At June 30, 1998, accrued expenses included restructuring charges of $717 which related primarily to rent and lease exit costs payable through June 1999 for a leased manufacturing facility in England which is no longer in use and $154 of restructuring charges, which relate primarily to rent (net of expected sublease rental income) and other expenses payable through June 1999, on the Dayton, Ohio offices vacated by the Corporation in 1996.

NOTE G -- MERGER OF SUBSIDIARIES

         In March 1998, the Corporation merged its Life Sciences and Engineering subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., with Wyle Laboratories, Inc. ("Wyle"). The Corporation received convertible preferred shares equal to thirty-eight percent of the combined entity plus cash and the assumption of the subsidiaries' working capital debt. The transaction has been accounted for as a "tax-free" merger, and the Corporation reports its investment in Wyle on the equity method of accounting. During the quarter ended June 30, 1998, the Corporation reported a loss of $123 relating to its equity in Wyle. The Corporation currently has no investment in Wyle recorded on its books and, accordingly, will report future profits or losses of Wyle only when its investment account exceeds zero. At June 30, 1998, Wyle reported aggregate equity of $4,897 on its balance sheet.

NOTE H -- DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine Subsidiary to a company formed by the Segment's management. The purchase price was approximately $15,000 comprised of approximately $8,100 in cash, deferred payments of $800 due within one year and the assumption of approximately $6,100 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the quarter ended June 30, 1998.

         In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this segment include leases for property in Knoxville, Tennessee and Toronto, Canada, and product liability claims related to products sold prior to the disposal of the Industrial Segment.

NOTE I -- COMPREHENSIVE INCOME

         Effective April 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Corporation includes foreign currency translation adjustments. Total comprehensive earnings for the three month periods ended June 30, 1998 and 1997 were as follows:

                                           Three Months Ended
                                       June 30,          June 30,
                                        1998               1997
Net earnings (loss):                   $(866)             $1,085
Other comprehensive
earnings net of tax:
Change in equity due to
foreign currency
translation adjustments                 (125)                244
                                       -----              ------
Comprehensive earnings                  $991              $1,329
                                       =====              ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FINANCIAL SUMMARY

                                                                            THREE MONTHS ENDED
                                                                                 June 30,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
REVENUES:
Housewares and Child Safety                                                $ 11,744    $  9,595
                                                                           --------    --------
Life Sciences and Engineering                                                    --      10,110
                                                                           $ 11,744    $ 19,705
                                                                           ========    ========
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES:
Operating Profit (Loss):
Housewares and Child Safety                                                $   (961)   $    111
Life Sciences and Engineering                                                    --         692
                                                                           --------    --------
                                                                               (961)        803
Corporate expense                                                              (338)       (277)
                                                                           --------    --------
Operating Profit (Loss)                                                      (1,299)        526
Other income - net                                                              176           4
Interest expense - net                                                          (26)       (251)
Equity in loss of Wyle Laboratories, Inc.                                      (123)         --
                                                                           --------    --------
Earnings (Loss) From Continuing Operations Before Income Taxes             $ (1,272)   $    279
                                                                           ========    ========

CAPITAL ADDITIONS:
Housewares and Child Safety                                                $    101    $    198
Life Sciences and Engineering                                                    --          16
Other                                                                            17          --
                                                                           --------    --------
                                                                           $    118    $    214
                                                                           ========    ========

GENERAL

         During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering Segment, with Wyle Laboratories, Inc. in exchange for a 38% equity interest in Wyle. Accordingly, the Corporation is reporting for the quarter ended June 30, 1998 its equity in Wyle's losses as a single line item in its condensed consolidated statements of earnings pursuant to APB No.
18. For the quarter ended June 30, 1997, the Life Sciences and Engineering Segment is reported as continuing operations in the condensed consolidated statements of earnings.

         In April 1998, the Corporation sold its Leisure Marine subsidiary and the results of operations of the Segment are included in discontinued operations for the quarter ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

         Revenues of the Housewares and Child Safety Products Segment (the Corporation's continuing operations segment) for the first quarter of fiscal 1999 increased by $2,149 or 22% to $11,744 over $9,595 for the same quarter in fiscal 1998. The increased sales were due to the acquisition of Klippan Limited and its four European subsidiaries ("Klippan") on October 2, 1997. Klippan, which manufactures children's automobile safety seats, added $3,489 of revenues in the first quarter of fiscal 1999. The favorable effect of currency translation contributed $94 of revenue to the Segment. Sales at Beldray Limited, which includes child safety gates previously manufactured by Hago Products, decreased $1,340 in the quarter, primarily the Corporation believes, as a result of disruptions in manufacturing and delivery schedules resulting from the consolidation of Hago's manufacturing operations into the Beldray plant.

         The operating loss of $961 incurred in the Housewares and Child Safety Segment for the quarter ended June 30, 1998, resulted primarily from transitional manufacturing difficulties in connection with the Hago plant consolidation, which was completed in May 1998. In addition, Klippan has undertaken a comprehensive product redevelopment program for its children's automobile safety seats which resulted in costs during the quarter of approximately $125. The new children's automobile safety seats will be introduced in late August 1998, but the Corporation does not anticipate significant sales of the new products before the third fiscal quarter. The Company also believes current sales of Klippan's children's automobile safety seats were adversely affected due to customers anticipating the new products and deferring current purchases.

         During the fiscal 1999 first quarter, the Corporation recognized its portion of Wyle's loss, which resulted from certain of Wyle's fixed-priced hardware contracts. Also included in the first quarter results is a pre-tax gain of $176 from the sale of excess land in Dayton, Ohio.

         Interest expense decreased $109 or approximately 43% during the quarter as a result of debt repayments in April 1998 in connection with the sale of the Leisure Marine Segment. The Corporation also earned interest income during the period of $116 on cash received from the Wyle merger and the sale of the Leisure Marine Segment.

         The Corporation recorded an income tax benefit of $38 in the fiscal 1999 first quarter. The tax benefit is substantially less than the statutory tax rate due to losses recorded by the Housewares and Child Safety Products Segment which cannot be deducted currently. Such losses resulted in tax loss carryforwards in the United Kingdom and Germany which may be available to offset a portion of future income, if any.

         The loss from continuing operations was $1,234 ($0.24 per share) in the first quarter of fiscal 1999 compared to earnings from continuing operations of $183 ($0.04 per share) in the first quarter of fiscal 1998. The loss in the first quarter of fiscal 1999 is due primarily to operating losses in the Housewares and Child Safety Products Segment and the recognition of the Corporation's portion of Wyle's loss. The loss from continuing operations for the current quarter was somewhat offset by other income, representing a gain of $176 on the sale of excess land in Dayton, Ohio. The net loss for the quarter was $886 ($0.17 per share) compared to net earnings of $1,085 ($0.21 per share) in the same quarter last year. The gain of $348 from the sale of the Corporation's Leisure Marine Segment is presented as "Earnings From Discontinued Operations" in the current quarter.

     In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased property in Knoxville, Tennessee, leased property in Toronto, Canada, and product liability claims for products manufactured and sold prior to the disposal of the Segment. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $1,959 of cash from operating activities during the first quarter of fiscal 1999, primarily as a result of the operating loss, the restructuring costs related to the U.K. plant consolidation and increased working capital requirements of the Housewares and Child Safety Products Segment. The increase in the cash balance from March 31, 1998 to June 30, 1998 is due primarily to the cash proceeds of the sale of Sowester Limited in April 1998, net of debt paid off in connection with the sale.

         In April 1998, the Corporation announced that it would repurchase for cash in the open market up to 200,000 of its common shares. As of June 30, 1998, the Corporation had purchased 159,600 shares at a cost of $881. In August 1998, the Corporation's Board of Directors authorized the purchase of an additional 100,000 shares. As of August 14, 1998 the Corporation had repurchased a total of 220,800 shares.

         At June 30, 1998, the Corporation had outstanding debt of $5,689 under a variable rate loan and term loan with a U.K. bank. The debt is payable in quarterly installments and matures in fiscal 2005. In addition, the Corporation has a $3,335 line of credit for its U.K. subsidiaries with a U.K. bank, all of which was unused at June 30, 1998. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, including approximately $5,689 of cash, from the proceeds of the sale of the Leisure Marine Segment. Such cash is restricted pending the renegotiation of the U.K. bank debt. The agreements contain affirmative and negative covenants (including financial covenants relating to cash flow and tangible net worth requirements) and are cross guaranteed among the U.K. subsidiaries. The Corporation expects to renegotiate its U.K. bank debt in fiscal 1999 and reduce the outstanding amount. At June 30, 1998, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

YEAR 2000 COMPLIANCE

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

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this document contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which may include, without limitation, statements regarding management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, restrictions imposed by debt agreements, competition in the Housewares and Child Safety Products business and for government and commercial services provided by Wyle, the regulatory environment for the Corporation's businesses, consolidation trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in raw material prices and labor rates, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each business segment and claims for product liability from continuing and discontinued operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 13, 1998, the Corporation held its Annual Meeting of Shareholders. At the meeting, three directors, Charles Linn Haslam, Karen B. Brenner and Bernee D.L. Strom, were elected to two-year terms of office expiring at the Annual Meeting of Shareholders in 2000. 4,589,120 shares were voted in favor of electing Mr. Haslam and 137,924 shares were withheld. 4,588,949 shares were voted in favor of electing Ms. Brenner and 138,095 shares were withheld. 4,588,949 shares were voted in favor of electing Ms. Strom and 138,095 shares were withheld.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 27 - Financial Data Schedule (for SEC use only).

         (B) Reports on Form 8-K - On May 1, 1998, the Corporation filed a report on Form 8-K and reported pursuant to Item 2 - Acquisition or Disposition of Assets, the sale of Sowester Limited to a corporation formed by Sowester Limited's management. On April 16, 1998, the Corporation filed a report on Form 8-K and reported pursuant to Items 5 that its Board of Directors authorized the Corporation to repurchase for cash in the open market up to 200,000 Common Shares of KRUG International Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KRUG International Corp.

                                              By:  /s/  Mark J. Stockslager
                                                   -------------------------
                                                   Mark J. Stockslager
                                                   Principal Accounting Officer





Dated: August 14, 1998