Form 10-Q
period 1998-09-30
KRUG INTERNATIONAL CORP
filed 1998-11-13
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

              1290 Hercules Drive, Suite 120 Houston, Texas 77058
            --------------------------------------------------------
                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes    X      No

The number of Common Shares, without par value, outstanding as of November 6, 1998 was 4,977,530.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       SEPTEMBER 30,   MARCH 31,
                                                                          1998          1998
                                                                          ----          ----
                      ASSETS
Current Assets:
     Cash and cash equivalents                                           $10,492       $ 4,205
     Receivables - net                                                     8,914        10,314
     Inventories (Note C)                                                  4,451         5,000
     Prepaid expenses                                                        751           664
     Net current assets of discontinued operations (Note H)                   --         4,527
                                                                         -------       -------

         Total Current Assets                                             24,608        24,710

Property, Plant and Equipment, At Cost                                    11,757        10,461
     Less accumulated depreciation                                         5,641         4,863
                                                                         -------       -------
         Property, Plant and Equipment - Net                               6,116         5,598

Pension Asset                                                              1,594         1,557
Deferred Tax Assets                                                        2,560         2,529
Other Assets                                                               1,691         5,185
                                                                         -------       -------
            Total Assets                                                 $36,569       $39,579
                                                                         =======       =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $ 8,936       $ 9,482
     Accrued expenses (Note F)                                             4,985         4,972
     Income taxes                                                            122           323
     Net current liabilities of discontinued operations (Note H)             450            --
     Current maturities of long-term debt                                  1,559         1,238
                                                                         -------       -------
         Total Current Liabilities                                        16,052        16,015
Long-term Debt                                                             5,489         5,465
Net Non-Current Liabilities of Discontinued Operations (Note H)              842            --
                                                                         -------       -------
            Total Liabilities                                             22,383        21,480

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 5,256,230 at September 30, 1998
            and 5,198,730 at March 31, 1998                                2,628         2,599
     Additional paid-in capital                                            4,829         4,590
     Retained earnings                                                     7,374        10,222
     Treasury shares, at cost, 278,700 shares at September 30, 1998       (1,363)           --
     Accumulated other comprehensive income -
         Foreign currency translation adjustment                           1,335         1,305
         Minimum pension liability adjustment                               (617)         (617)
                                                                         -------       -------
                Total Shareholders' Equity                                14,186        18,099
                                                                         -------       -------

                   Total Liabilities and Shareholders' Equity            $36,569       $39,579
                                                                         =======       =======

            See notes to condensed consolidated financial statements

                         KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         -------------
                                                      1998           1997
                                                      ----           ----
Revenues                                             $13,368       $22,646

Cost of Goods Sold                                    12,993        20,555
Selling and Administrative Expenses                    2,309         1,516
                                                     -------       -------

Operating Profit (Loss)                               (1,934)          575

Other Income (Expense):
     Interest expense                                   (166)         (251)
     Interest income                                     183            --
     Other income - net                                   --            48
                                                     -------       -------

Earnings (Loss) From Continuing Operations
     Before Income Taxes                              (1,917)          372

Income Tax Expense  (Note D)                              45           141
                                                     -------       -------

Earnings (Loss) From Continuing Operations            (1,962)          231

Earnings From Discontinued Operations
         (Note H)                                         --           540
                                                     -------       -------

Net Earnings (Loss)                                  $(1,962)      $   771
                                                     =======       =======

Earnings (Loss) Per Share:
     Continuing Operations:
         Basic                                       $ (0.39)      $  0.04
                                                     =======       =======
         Diluted                                     $ (0.39)      $  0.04
                                                     =======       =======

     Net Earnings (Loss):
         Basic                                       $ (0.39)      $  0.15
                                                     =======       =======
         Diluted                                     $ (0.39)      $  0.15
                                                     =======       =======

Average Common Shares Outstanding:
     Basic                                             5,028         5,160
                                                     =======       =======
     Diluted                                           5,032         5,196
                                                     =======       =======

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                 1998               1997
                                                                 ----               ----
Revenues                                                        $25,112           $42,351

Cost of Goods Sold                                               23,922            38,461
Selling and Administrative Expenses                               4,423             2,789
                                                                -------           -------

Operating Profit (Loss)                                          (3,233)            1,101

Other Income (Expense):
     Interest expense                                              (308)             (502)
     Interest income                                                299                --
     Equity in loss of Wyle Laboratories, Inc.                     (123)               --
     Other income - net (Note E)                                    176                52
                                                                -------           -------

Earnings (Loss) From Continuing Operations
     Before Income Taxes                                         (3,189)              651

Income Tax Expense (Note D)                                           7               237
                                                                -------           -------

Earnings (Loss) From Continuing Operations                       (3,196)              414

Earnings From Discontinued Operations
         (Note H)                                                   348             1,442
                                                                -------           -------

Net Earnings (Loss)                                             $(2,848)          $ 1,856
                                                                =======           =======

Earnings (Loss) Per Share:
     Continuing Operations:
         Basic                                                  $ (0.63)          $  0.08
                                                                =======           =======
         Diluted                                                $ (0.63)          $  0.08
                                                                =======           =======

     Net Earnings (Loss):
         Basic                                                  $ (0.56)          $  0.36
                                                                =======           =======
         Diluted                                                $ (0.56)          $  0.36
                                                                =======           =======

Average Common Shares Outstanding:
     Basic                                                        5,112             5,156
                                                                =======           =======
     Diluted                                                      5,122             5,189
                                                                =======           =======

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                    1998          1997
                                                                    ----          ----
Net Cash Provided by (Used in) Operating Activities               $   (421)      $ 3,794

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                   (203)         (519)
     Proceeds from sale of Sowester Limited - net                    8,342            --
     Proceeds from sale of property, plant and equipment               188            85
     Purchases of treasury shares                                   (1,363)           --
     Other investments                                                (132)           --
                                                                  --------       -------

         Net Cash Provided by (Used in) Investing Activities         6,411          (434)

Cash Flows From Financing Activities:
     Payments on long-term debt                                       (640)         (181)
     Proceeds from exercise of stock options                           268            57
     Bank borrowings - net                                              --        (1,157)
                                                                  --------       -------

            Net Cash Used in Financing Activities                     (372)       (1,281)

     Effect of Exchange Rate Changes on Cash                           248           (20)
                                                                  --------       -------

Net Increase in Cash                                                 6,287         2,059

Cash at Beginning of Period                                          4,205           105
                                                                  --------       -------

Cash at End of Period                                             $ 10,492       $ 2,164
                                                                  ========       =======


Cash Paid For:
     Income Taxes                                                 $    325       $    --
                                                                  ========       =======
     Interest                                                     $    314       $   611
                                                                  ========       =======


Non-Cash Investing and Financing Activities:
     Capital leases                                               $    863       $   367
                                                                  ========       =======




            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three and six months ended September 30, 1998 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1998. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE B -- ACQUISITION OF KLIPPAN LIMITED

         On October 2, 1997, the Corporation's U.K. Housewares and Child Safety Products subsidiary purchased all the issued capital shares of Klippan Limited, a manufacturer of children's automobile safety seats and accessories in the United Kingdom and Scandinavia, for a purchase price of approximately $3,900. The acquisition was financed under the Corporation's U.K. bank credit facility. The acquisition was accounted for using the purchase method of accounting. Pro-forma financial information of Klippan Limited is included in the Corporation's Form 10-K for the fiscal year ended March 31, 1998.

NOTE C -- INVENTORIES

                                               September 30,    March 31,
                                                  1998            1998
                                                  ----            ----
             Finished goods                      $1,287          $1,599
             Work-in-process                        967           1,194
             Raw materials and supplies           2,197           2,207
                                                 ------          ------
                                                 $4,451          $5,000
                                                 ======          ======

NOTE D -- INCOME TAXES

         The provision for income taxes is composed of the following:

                           Three Months Ended September 30,
                           --------------------------------
                               1998          1997
                               ----          ----
             Domestic          $ --          $ 72
             Foreign             45            69
                               ----          ----
                               $ 45          $141
                               ====          ====

                           Six Months Ended September 30,
                           ------------------------------
                               1998          1997
                               ----          ----
             Domestic          $ --          $ 89
             Foreign              7           148
                               ----          ----
                               $  7          $237
                               ====          ====

NOTE E -- OTHER INCOME -- NET

         During the six months ended September 30, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale. The net proceeds of the sale were used for working capital.

NOTE F -- RESTRUCTURING CHARGES AND ACCRUED EXPENSES

         In January 1998, the Corporation announced the restructuring of its Housewares and Child Safety Products Segment, including the consolidation of two U.K. manufacturing facilities and the relocation of its German sales offices. At September 30, 1998, accrued expenses included restructuring charges of $745 which related primarily to rent and lease exit costs payable through June 1999 for a leased manufacturing facility in England which is no longer in use, and $124 of restructuring charges which relate primarily to rent (net of expected sublease rental income) and other expenses payable through June 1999, on the Dayton, Ohio, offices vacated by the Corporation in 1996.

NOTE G -- MERGER OF SUBSIDIARIES

         In March 1998, the Corporation merged its Life Sciences and Engineering subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., with Wyle Laboratories, Inc. ("Wyle"). The Corporation received convertible preferred shares equal to thirty-eight percent of the combined entity plus cash and the assumption of the subsidiaries' working capital debt. The transaction has been accounted for as a "tax-free" merger, and the Corporation reports its investment in Wyle on the equity method of accounting. During the six months ended September 30, 1998, the Corporation reported a loss of $123 relating to its equity in Wyle. The Corporation currently has no investment in Wyle recorded on its books and, accordingly, will report future profits or losses of Wyle only when its investment account exceeds zero. At September 30, 1998, Wyle reported aggregate equity of $4,355 on its balance sheet.

NOTE H -- DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine Subsidiary to a company formed by the management of the Segment. The purchase price consisted of approximately $15,000 comprised of approximately $8,400 in cash, deferred payments of $400 due within one year and the assumption of approximately $6,200 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the six months ended September 30, 1998. In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this segment include leases for property in Knoxville, Tennessee and Toronto, Canada, and product liability claims related to products sold before the disposal of the Industrial Segment.

         Income taxes expense from discontinued operations was as follows:

         Three months ended September 30,                 Six months ended September 30,
              1998              1997                           1998             1997
         --------------------------------                 ------------------------------
              $0                $352                           $55              $781
         ================================                 ==============================

NOTE I -- COMPREHENSIVE INCOME

         Effective April 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Corporation includes foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

                                                 Three Months Ended
                                            -------------------------------
                                            September 30,     September 30,
                                                1998             1997
                                                ----             ----
             Net earnings (loss):             $(1,962)          $  771
             Other comprehensive
             earnings net of tax:
             Change in equity due to
             foreign currency
             translation adjustments              155             (508)
                                              -------           ------

             Comprehensive earnings           $(1,807)          $  263
                                              =======           ======

                                                   Six Months Ended
                                             -----------------------------
                                             September 30,   September 30,
                                                1998             1997
                                                ----             ----
             Net earnings (loss):             $(2,848)          $1,856
             Other comprehensive
             earnings net of tax:
             Change in equity due to
             foreign currency
             translation adjustments               30             (264)
                                              -------           ------

             Comprehensive earnings           $(2,818)          $1,329
                                              =======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FINANCIAL SUMMARY

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                              September 30,               September 30,
                                           ------------------          -------------------
                                           1998          1997          1998         1997
                                           ----          ----          ----         ----
REVENUES:
Housewares and Child Safety              $13,368       $10,525       $25,112       $20,120
Life Sciences and Engineering                           12,121                      22,231
                                         =======       =======       =======       =======
                                         $13,368       $22,646       $25,112       $42,351
                                         =======       =======       =======       =======
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Housewares and Child Safety              $(1,430)      $    84       $(2,391)      $   195
Life Sciences and Engineering                              921                       1,613
                                         -------       -------       -------       -------
                                          (1,430)        1,005        (2,391)        1,808
Corporate expense                           (504)         (430)         (842)         (707)
                                         -------       -------       -------       -------
Operating Profit (Loss)                   (1,934)          575        (3,233)        1,101
Other income - net                                          48           176            52
Interest income (expense) - net               17          (251)           (9)         (502)
Equity in loss of Wyle
      Laboratories, Inc.                                                (123)
                                         =======       =======       =======       =======

Earnings (Loss) before Income Taxes      $(1,917)      $   372       $(3,189)      $   651
                                         =======       =======       =======       =======

CAPITAL ADDITIONS:
Housewares and Child Safety              $   102       $   285       $   203       $   483
Life Sciences and Engineering                                                           16
Other                                                                     17
                                         =======       =======       =======       =======
                                         $   102       $   285       $   220       $   499
                                         =======       =======       =======       =======

GENERAL

         During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering Segment, with Wyle Laboratories, Inc. in exchange for a 38% equity interest in Wyle plus cash and the assumption of debt. The Corporation is reporting for the six months ended September 30, 1998 its equity in Wyle's losses as a single line item in its condensed consolidated statements of earnings pursuant to APB No. 18. For the three and six months ended September 30, 1997, the Life Sciences and Engineering Segment is reported as continuing operations in the condensed consolidated statements of earnings.

         In April 1998, the Corporation sold its Leisure Marine subsidiary and the results of operations of the Segment are included in discontinued operations for the three and six months ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

         Revenues of the U.K. Housewares and Child Safety Products Segment (the Corporation's continuing operations segment) for the second quarter of fiscal 1999 increased by $2,843 or 27% to $13,368 over $10,525 for the same quarter in fiscal 1998. The increased sales were due to the acquisition of Klippan Limited and its four European subsidiaries ("Klippan") on October 2, 1997. Klippan, which manufactures children's automobile safety seats, added $3,886 of revenues in the second quarter of fiscal 1999. The favorable effect of currency translation contributed $125 of revenue to the Segment for the second quarter of fiscal 1999. Sales at Beldray Limited decreased $1,044 in the quarter, primarily the Corporation believes, because of significant operating inefficiencies and missed customer delivery schedules at the manufacturing plant near Birmingham, England. Revenues of the Housewares and Child Safety Products Segment have increased by $4,992 or 25% to $25,112 for the six months ended September 30, 1998 from the same period last year. Klippan sales were $7,375 for this period this year. Sales at Beldray Limited decreased $2,384 for this six-month period due to the previously mentioned difficulties at its manufacturing plant.

         The operating loss of $1,430 incurred in the Housewares and Child Safety Segment for the quarter ended September 30, 1998, resulted primarily from inefficiencies and missed customer delivery schedules in connection with the consolidation of the Hago Products Limited manufacturing operations into the Beldray facility. Since this consolidation was completed in April 1998, the facility has experienced increased cost of goods sold and lower than anticipated sales. In addition, a child safety gate product was discontinued in July due to lower than anticipated sales and higher than acceptable costs. The Corporation has made significant operational and organizational changes at the facility to address the operating difficulties, and is implementing a cost reduction program to bring the facility's costs in line with its current and anticipated revenue levels. The Corporation believes its actions will result in improved performance at the facility but anticipates that it will incur further losses, including restructuring and other costs associated with the operational and organization changes, before returning the results of its manufacturing operations to an acceptable level. Klippan has undertaken a comprehensive product redevelopment program for its children's automobile safety seats, which resulted in costs during the quarter of approximately $191. The new children's automobile safety seats were introduced in late August 1998 and the Corporation commenced shipments of the new models in October 1998. The Corporation does not anticipate significant sales of the new products before the third fiscal quarter. The Company believes sales of Klippan's children's automobile safety seats have been adversely affected due to customers anticipating the new products and deferring current purchases. For the above reasons, Klippan was not profitable in the quarter ended September 30, 1998. The Corporate expense for the quarter ended September 30, 1998 included expenses of $102 relating to severance for its former Chairman.

         The operating loss of $3,233 for the six months ended September 30, 1998 resulted from losses of the Housewares and Child Safety Segment at their Beldray Limited and Klippan Limited subsidiaries. The losses at Beldray resulted from the significant operating inefficiencies and missed customer delivery schedules described above. The losses at Klippan resulted from low sales volume, product development costs of $285 related to the new automobile children's safety seats and higher marketing costs as a result of the reorganization of the German and French sales operations during the current fiscal year.

         During the first six months of fiscal 1999, the Corporation recognized its portion of Wyle's loss, which resulted primarily from certain of Wyle's fixed-priced hardware contracts. Also included in the first six months results is a pre-tax gain of $176 from the sale of excess land in Dayton, Ohio.

         Interest expense decreased $85 for the second quarter and $194 for the six months ended September 30, 1998 compared to the comparable periods of the previous fiscal year. These decreases are due to decreased debt levels in the current year because of the April 1998 sale of the Leisure Marine Segment and the debt assumed by Wyle in the Wyle merger. The Corporation has earned interest income of $183 for the second quarter and $299 for the six months ending September 30, 1998 on cash received from the Wyle merger and the sale of the Leisure Marine Segment.

         The Corporation recorded an income tax expense of $45 and $7 in the fiscal 1999 second quarter and for the six months, respectively. The tax expense is due to income taxes payable on profits of certain European subsidiaries of Klippan. No tax benefit has been recorded for the U.K. or German tax losses from the Housewares and Child Safety Products Segment nor the U.S. tax losses from the U.S. corporate headquarters. Such losses resulted in tax loss carryforwards in the United Kingdom, Germany and the United States, which may be available to offset a portion of future income, if any.

         The net loss was $1,962 ($0.39 per share) in the second quarter of fiscal 1999 compared to net earnings of $771 ($0.15 per share) in the second quarter of fiscal 1998. The loss in the second quarter of fiscal 1999 was due primarily to operating losses in the Housewares and Child Safety Products Segment. The net loss for the six months ending September 30, 1998 was $2,848 ($0.56 per share) compared to net earnings of $1,856 ($0.36 per share) for the same period last year. The gain of $348 from the sale of the Corporation's Leisure Marine Segment is presented as "Earnings From Discontinued Operations" in the current years' results for the six months.

         The Corporation has approximately $1,400 of prepaid U.K. taxes, classified as a long-term tax asset, which came about due to advance corporation taxes paid as a result of prior years' inter-company dividends. These prepaid taxes are available to offset U.K. income taxes payable, subject to certain yearly limits, and currently have no expiration date. Recent changes to the U.K. tax law may make the use of these tax prepayments more difficult in future years, but does not affect the ultimate use of the prepaid taxes and, accordingly, no valuation allowance against this component of the long-term income tax asset is considered necessary.

         On March 31, 1998, the Corporation approved an amendment to its domestic defined benefit retirement plan to terminate the plan. Management expects that, subject to required regulatory approvals, final payment of the plan termination benefits will be made by the end of March 1999. The Corporation has reflected an additional minimum liability of $617, net of related tax benefits, as a reduction of shareholders' equity because such amounts exceeds the amount of unrecognized prior service costs. This amount will be charged against earnings upon settlement of the domestic plan, which is likely to occur in the fourth quarter of the current fiscal year ending March 31, 1999. An additional contribution to the domestic retirement plan will likely be required to be made by the Corporation at the time of the final distribution of the plan assets.

         In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased property in Knoxville, Tennessee, leased property in Toronto, Canada, and product liability claims for products manufactured and sold before the disposal of the Segment. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $421 of cash from operating activities during the first six months of fiscal 1999, primarily as a result of the operating loss, costs related to the U.K plant consolidation and increased working capital requirements of the Housewares and Child Safety Products Segment. The increase in the cash balance from March 31, 1998 to September 30, 1998 is due primarily to the cash proceeds of the sale of Sowester Limited in April 1998, net of debt paid off in connection with the sale

         In April 1998, the Corporation announced that it would repurchase for cash in the open market up to 200,000 of its common shares, and in August 1998, the Corporation's Board of Directors authorized the purchase of an additional 100,000 shares. As of October 31, 1998, the Corporation had repurchased a total of 278,700 shares.

         At September 30, 1998, the Corporation had outstanding debt of $5,600 under a variable rate loan and a term loan with a U.K. bank. The debt is payable in quarterly installments and matures in fiscal 2005. In addition, the Corporation has a $3,400 line of credit for its U.K. subsidiaries with a U.K. bank, all of which was unused at September 30, 1998. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, including approximately $8,300 of cash proceeds of the sale of the Leisure Marine Segment. A portion of such cash is restricted pending the renegotiation of the U.K. bank debt. The agreements contain affirmative and negative covenants (including financial covenants relating to cash flow and tangible net worth requirements) and are cross-guaranteed among the U.K. subsidiaries. The Corporation expects to renegotiate its U.K. bank debt agreements in 1999 and reduce the outstanding amount. At September 30, 1998, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

IMPACT OF THE YEAR 2000 ISSUE

         Some older computer programs and systems were written using two digits rather than four to define the applicable year (for example, 98 to denote 1998). As a result, those computer programs have software which may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a computer system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, engage in manufacturing processes, or continue similar normal business activities.

         STATE OF READINESS - The Corporation recognizes the importance of the Year 2000 issue and has given it high priority. The Corporation has underway a Year 2000 project to identify the programs and infrastructure that could be affected by the Year 2000 issues and is implementing a plan to resolve the problems identified on a timely basis. The Corporation's Year 2000 plan may be broken into five interrelated phases: (i) evaluating existing information technology (IT) and non-IT systems of the Corporation, (ii) implementing corrective actions to such systems (including testing), (iii) evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues, (iv) developing contingency plans with respect to such exposure, and (v) on-going vigilance with respect to Year 2000 developments. As mentioned, the scope of the Year 2000 project includes (i) IT systems such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing systems; and (iii) the readiness of key third parties, including suppliers and customers, and electronic data interchange with those key third parties. The evaluation phase of the Year 2000 project includes identifying products and IT and non-IT systems or components that might malfunction or fail at the end of the millennium.

         The Corporation currently has three primary operating locations and at each location a person is responsible for coordinating Year 2000 issues for that location. At the largest location, the IT system is less than two years old and the information technology for this system when purchased was reviewed for Year 2000 compliance. The other two locations are smaller and will require new IT systems (local area networks) for approximately 25 users at each location which new IT systems will be installed by the end of 1999. The non-IT systems identified are primarily manufacturing and assembly systems which will require testing for Year 2000 compliance. Key third parties will be contacted to minimize the disruptions in the relationship between the Corporation and these important third parties because of the Year 2000 issue. While the Corporation cannot guarantee compliance of third parties, the Corporation will consider alternate sources of supply in the event a key supplier cannot demonstrate its systems or products are Year 2000 compliant.

         The Year 2000 project will require the Corporation to devote considerable internal resources and hire consultants to assist with the implementation and monitoring of the plan, and will require the replacement of certain equipment and replacement or modification of certain software. The Corporation will also be working with its customers and suppliers to ensure business continuity during the potential problem period.

         Costs to Address the Year 2000 Issue - The Corporation currently estimates that the total cost of its Year 2000 project will be approximately $150 which has been or will be expensed as incurred and approximately $350 of capital expenditures. These costs include approximately $200 of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course regardless of the Year 2000 issue. These costs will be incurred during the second half of fiscal 1999 and during fiscal 2000.

         Risks to the Corporation of the Year 2000 Issue - If the Corporation's plan to address the Year 2000 issue is not successful or not timely implemented, the Corporation may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Corporation's financial condition and results of operations. Problems encountered by the Corporation's vendors and customers with the Year 2000 issue may also have a material adverse effect of an uncertain magnitude on the Corporation's financial condition and results of operations.

         The Corporation's Contingency Plans - At present, the Corporation is not able to describe its most reasonably likely worst case Year 2000 scenarios because it does not presently have adequate information from its suppliers and customers and has not completed evaluating its non-IT systems. The Corporation has devoted resources to the analysis of this uncertainty and will continue to devote resources to addressing this uncertainty. As a component of its Year 2000 project, the Corporation is developing contingency plans to mitigate the effects of problems experienced by it, key vendors or service providers and customers in the timely implementation of solutions to Year 2000 problems. At present, however, the Corporation has not completed contingency plans, but will do so by March 31, 1999.

         The estimated costs of the Corporation's Year 2000 project and the date on which the Corporation plans to complete the Year 2000 compliance program are based on management's best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issues and in particular the uncertainty regarding the compliance programs of third parties no assurance can be given that these estimates can be achieved and actual results could differ materially from those anticipated.

THE EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) will establish fixed conversion rates through the European Central Bank (ECB) between their existing local currencies and the Euro, the EU's future single currency. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions.

         The Corporation currently operates in three countries which will adopt the Euro (Finland, France and Germany) and sells from the United Kingdom to certain countries which will adopt the Euro. The British pound appears to have strengthened in anticipation of the Euro adoption and this has adversely affected sales from the U.K. to certain European countries. The Corporation is not able at this time to anticipate what effect the adoption of the Euro will have on its businesses.

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this document as well as certain information disseminated by the Corporation in the form of press releases, presentations, investor relations material and otherwise, contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which may include, without limitation, statements regarding management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, restrictions imposed by debt agreements, competition in the Housewares and Child Safety Products business and for government and commercial services provided by Wyle, the regulatory environment for the Corporation's businesses, consolidation trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, Euro conversion, increases in raw material prices and labor rates, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each business segment, claims for product liability from continuing and discontinued operations and Year 2000 software related malfunctions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 27 - Financial Data Schedule (for SEC use only)

         (B) Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KRUG International Corp.

                                            By:    /s/ Mark J. Stockslager
                                                --------------------------------
                                                   Mark J. Stockslager
                                                   Principal Accounting Officer





Dated:   November 13, 1998