Form 10-Q
period 1998-12-31
KRUG INTERNATIONAL CORP
filed 1999-02-09
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------
COMMISSION FILE NUMBER  0-2901

                            KRUG INTERNATIONAL CORP.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                                  31-0621189
                    ----                                                  ----------
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

Yes X      No
   --        --


The number of Common Shares, without par value, outstanding as of February 3, 1999 was 4,977,530.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,         MARCH 31,
                                                                             1998                1998
                                                                          ------------         ---------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                              $10,454            $ 4,205
     Receivables - net                                                        8,285             10,314
     Inventories (Note C)                                                     4,608              5,000
     Prepaid expenses                                                           777                664
     Net current assets of discontinued operations (Note H)                      --              4,527
                                                                            -------            -------
         Total Current Assets                                                24,124             24,710

Property, Plant and Equipment, At Cost                                       11,596             10,461
     Less accumulated depreciation                                            5,802              4,863
                                                                            -------            -------
         Property, Plant and Equipment - Net                                  5,794              5,598

Pension Asset                                                                 1,560              1,557
Deferred Tax Assets                                                           1,982              2,529
Other Assets                                                                  1,578              5,185
                                                                            -------            -------
            Total Assets                                                    $35,038            $39,579
                                                                            =======            =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       $10,024            $ 9,482
     Accrued expenses (Note F)                                                5,074              4,972
     Income taxes                                                               157                323
     Net current liabilities of discontinued operations (Note H)                450                 --
     Current maturities of long-term debt                                     1,568              1,238
                                                                            -------            -------
         Total Current Liabilities                                           17,273             16,015
Long-term Debt                                                                5,051              5,465
Net Non-Current Liabilities of Discontinued Operations (Note H)                 826                 --
                                                                            -------            -------
            Total Liabilities                                                23,150             21,480

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 5,256,230 at December 31, 1998
            and 5,198,730 at March 31, 1998                                   2,628              2,599
     Additional paid-in capital                                               4,829              4,590
     Retained earnings                                                        5,314             10,222
     Treasury shares, at cost, 278,700 shares at December 31, 1998           (1,363)                --
     Accumulated other comprehensive income -
         Foreign currency translation adjustment                              1,097              1,305
         Minimum pension liability adjustment                                  (617)              (617)
                                                                            -------            -------
                Total Shareholders' Equity                                   11,888             18,099
                                                                            -------            -------

                    Total Liabilities and Shareholders' Equity              $35,038            $39,579
                                                                            =======            =======


                     See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                     1998               1997
                                                     ----               ----
Revenues                                            $11,976            $27,220

Cost of Goods Sold                                   11,347             24,692
Selling and Administrative Expenses                   2,655              2,729
Restructuring Charges                                    --                547
                                                    -------            -------

Operating Loss                                       (2,026)              (748)

Other Income (Expense):
     Interest expense                                  (147)              (338)
     Interest income                                    134                 --
     Other income - net                                  --                802
                                                    -------            -------

Loss From Continuing Operations
     Before Income Taxes                             (2,039)              (284)

Income Tax Expense  (Note D)                             21                 39
                                                    -------            -------

Loss From Continuing Operations                      (2,060)              (323)

Loss From Discontinued Operations
         (Note H)                                        --                (73)
                                                    -------            -------

Net Loss                                            $(2,060)           $  (396)
                                                    =======            =======

Loss Per Share:
     Continuing Operations:
         Basic                                      $ (0.41)           $ (0.06)
                                                    =======            =======
         Diluted                                    $ (0.41)           $ (0.06)
                                                    =======            =======

     Net Loss:
         Basic                                      $ (0.41)           $ (0.08)
                                                    =======            =======
         Diluted                                    $ (0.41)           $ (0.08)
                                                    =======            =======

Average Common Shares Outstanding:
     Basic                                            4,978              5,170
                                                    =======            =======
     Diluted                                          4,980              5,208
                                                    =======            =======

             See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                        ---------------------------
                                                          1998               1997
                                                        --------            -------
Revenues                                                 $37,088            $69,571

Cost of Goods Sold                                        35,269             63,153
Selling and Administrative Expenses                        7,078              5,518
Restructuring Charges                                         --                547
                                                         -------            -------

Operating Profit (Loss)                                   (5,259)               353

Other Income (Expense):
     Interest expense                                       (455)              (840)
     Interest income                                         433                 --
     Equity in loss of Wyle Laboratories, Inc.              (123)                --
     Other income - net (Note E)                             176                854
                                                         -------            -------

Earnings (Loss) From Continuing Operations
     Before Income Taxes                                  (5,228)               367

Income Tax Expense (Note D)                                   28                276
                                                         -------            -------

Earnings (Loss) From Continuing Operations                (5,256)                91

Earnings From Discontinued Operations  (Note H)              348              1,369
                                                         -------            -------

Net Earnings (Loss)                                      $(4,908)           $ 1,460
                                                         =======            =======

Earnings (Loss) Per Share:
     Continuing Operations:
         Basic                                           $ (1.04)           $  0.02
                                                         =======            =======
         Diluted                                         $ (1.04)           $  0.02
                                                         =======            =======

     Net Earnings (Loss):
         Basic                                           $ (0.97)           $  0.28
                                                         =======            =======
         Diluted                                         $ (0.97)           $  0.28
                                                         =======            =======

Average Common Shares Outstanding:
     Basic                                                 5,067              5,160
                                                         =======            =======
     Diluted                                               5,075              5,195
                                                         =======            =======

             See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                          1998              1997
                                                                         -------           -------
Net Cash Provided by Operating Activities                                $   195           $ 2,517

Cash Flows From Investing Activities:
     Purchase of U.K. subsidiary                                              --            (3,878)
     Expenditures for property, plant and equipment                         (352)             (828)
     Proceeds from sale of Sowester Limited - net                          8,380                --
     Proceeds from sale of property, plant and equipment                     188             1,493
     Purchases of treasury shares                                         (1,363)               --
     Other investments                                                      (132)               --
                                                                         -------           -------

         Net Cash Provided by (Used in) Investing Activities               6,916            (3,213)

Cash Flows From Financing Activities:
     Payments on long-term debt                                             (920)           (2,441)
     New long-term debt                                                                      6,143
     Proceeds from exercise of stock options                                 268               141
     Bank borrowings - net                                                    --            (1,161)
                                                                         -------           -------

            Net Cash Provided by (Used in) Financing Activities             (652)            2,682

     Effect of Exchange Rate Changes on Cash                                 (15)               10
                                                                         -------           -------

Net Increase in Cash                                                       6,249             1,996

Cash at Beginning of Period                                                4,205               105
                                                                         -------           -------

Cash at End of Period                                                    $10,454           $ 2,101
                                                                         =======           =======


Cash Paid For:
     Income Taxes                                                        $   325           $   439
                                                                         =======           =======
     Interest                                                            $   471           $   926
                                                                         =======           =======


Non-Cash Investing and Financing Activities:
     Capital leases                                                      $   884           $   591
                                                                         =======           =======


          See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three and nine months ended December 31, 1998 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 16, 1998. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NOTE C -- INVENTORIES

                                           December 31,     March 31,
                                               1998            1998
                                           ------------     ---------
         Finished goods                      $1,076          $1,599
         Work-in-process                      1,077           1,194
         Raw materials and supplies           2,455           2,207
                                             ------          ------
                                             $4,608          $5,000
                                             ======          ======

NOTE D -- INCOME TAXES

         The provision for income taxes is composed of the following:

                          Three Months Ended December 31,
                          -------------------------------
                              1998              1997
                              ----             -----
         Domestic              $--             $ 268
         Foreign                21              (229)
                               ---             -----
                               $21             $  39
                               ===             =====

                              Nine Months Ended December 31,
                              ------------------------------
                                  1998           1997
                                  ----          -----
         Domestic                 $ --          $ 357
         Foreign                    28            (81)
                                  ----          -----
                                  $ 28          $ 276
                                  ====          =====

NOTE E -- OTHER INCOME -- NET

         During the nine months ended December 31, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale. The net proceeds of the sale were used for working capital. During the quarter ended December 31, 1997, the Corporation sold a building and land in Dayton, Ohio for a pre-tax gain of $803.

NOTE F -- RESTRUCTURING CHARGES AND ACCRUED EXPENSES

         In January 1998, the Corporation announced the restructuring of its Housewares and Child Safety Products Segment, including the consolidation of two U.K. manufacturing facilities and the relocation of its German sales offices. At December 31, 1998, accrued expenses included restructuring charges of $727 which related primarily to rent and lease exit costs payable through June 1999 for a leased manufacturing facility in England which is no longer in use, and $102 of restructuring charges which relate primarily to rent (net of expected sublease rental income) and other expenses payable through June 1999, on the Dayton, Ohio, offices vacated by the Corporation in 1996.

NOTE G -- MERGER OF SUBSIDIARIES

         In March 1998, the Corporation merged its Life Sciences and Engineering subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., with Wyle Laboratories, Inc. ("Wyle"). The Corporation received convertible preferred shares equal to thirty-eight percent of the combined entity plus cash and the assumption of the subsidiaries' working capital debt. The transaction has been accounted for as a "tax-free" merger, and the Corporation reports its investment in Wyle on the equity method of accounting. During the nine months ended December 31, 1998, the Corporation reported a loss of $123 relating to its equity in Wyle. The Corporation currently has no investment in Wyle recorded on its books and, accordingly, will report future profits or losses of Wyle only when its investment account exceeds zero. At September 30, 1998, Wyle reported aggregate equity of $4,355 on its balance sheet.

NOTE H -- DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine Subsidiary to a company formed by the management of the Segment. The purchase price consisted of approximately $15,000 comprised of approximately $8,400 in cash, deferred payments of $400 due within one year and the assumption of approximately $6,200 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the nine months ended December 31, 1998.

         In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this segment include final costs under leases of property in Knoxville, Tennessee (which expired

December 31, 1998) and Toronto, Canada (which expired March 31, 1998), and product liability claims related to products sold before the disposal of the Industrial Segment.

Income tax expense from discontinued operations was as follows:

  Three months ended December 31,     Nine months ended December 31,
          1998        1997                 1998         1997
         -----        ----                 ----         ----
           $0        $(41)                  $55         $740
           ==        ====                   ===         ====


         In connection with settling the final obligations under the leases in Knoxville, Tennessee, in December 1998, the landlord filed a lawsuit concerning the maintenance obligations of the Corporation and one of its subsidiaries and requesting relief from payment of a $200,000 promissory note due the Corporation by the landlord. In January 1999, the Corporation filed suit against the landlord requesting payment of the promissory note, other damages due to breach of contract and unjust enrichment and a declaration regarding a payment from a former sub-tenant of the Corporation at the Knoxville location. Based upon an evaluation of information currently available and consultation with legal counsel, the Corporation is unable to determine what effect, if any, the outcome of these claims under litigation would have on the financial position of the Corporation.

NOTE I -- COMPREHENSIVE INCOME

         Effective April 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Corporation includes foreign currency translation adjustments. Total comprehensive loss for the following periods were as follows:

                                             Three Months Ended
                                         ----------------------------
                                         December 31,    December 31,
                                             1998            1997
                                         ------------    ------------
         Net earnings (loss):             $(2,060)          $(396)
         Other comprehensive
         earnings net of tax:
         Change in equity due to
         foreign currency
         translation adjustments             (238)            335
                                          -------           -----

         Comprehensive loss               $(2,298)          $ (61)
                                          =======           =====

                                             Nine Months Ended
                                        ------------------------------
                                        December 31,      December 31,
                                             1998             1997
                                        ------------      ------------
         Net earnings (loss):             $(4,908)          $1,460
         Other comprehensive
         earnings net of tax:
         Change in equity due to
         foreign currency
         translation adjustments             (208)              71
                                          -------           ------

         Comprehensive earnings (loss)    $(5,116)          $1,531
                                          =======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FINANCIAL SUMMARY

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                December 31,                     December 31,
                                    -------------------------------   ------------------------------
                                            1998            1997              1998           1997
                                    -------------------------------   ------------------------------
REVENUES:
Housewares and Child Safety                $11,976         $13,464           $37,088        $33,584
Life Sciences and Engineering                               13,756                           35,987
                                    -------------------------------   ------------------------------
                                           $11,976         $27,220           $37,088        $69,571
                                    ===============================   ==============================
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Housewares and Child Safety               $(1,580)          $(543)          $(3,971)         $(348)
Life Sciences and Engineering                                 689                            2,302
Restructuring charge                                         (547)                            (547)
                                    -------------------------------   ------------------------------
                                           (1,580)           (401)           (3,971)          1,407
Corporate expense                            (446)           (347)           (1,288)        (1,054)
                                    -------------------------------   ------------------------------
Operating Profit (Loss)                    (2,026)           (748)           (5,259)            353
Other income - net                                            802               176             854
Interest income (expense) - net               (13)           (338)              (22)          (840)
Equity in loss of
 Wyle Laboratories, Inc.                                                       (123)
                                    -------------------------------   ------------------------------
Earnings (Loss) before Income Taxes
                                          $(2,039)          $(284)          $(5,228)           $367
                                    ===============================   ==============================

CAPITAL ADDITIONS:
Housewares and Child Safety               $   133           $ 281           $   336            $764
Life Sciences and Engineering                                  28                                44
Other                                                                            17
                                    -------------------------------   ------------------------------
                                          $   133           $ 309           $   353           $808
                                    ===============================   ==============================

GENERAL

         During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering Segment, with Wyle Laboratories, Inc. in exchange for a 38% equity interest in Wyle plus cash and the assumption of debt. The Corporation is reporting for the nine months ended December 31, 1998 its equity in Wyle's losses as a single line item in its condensed consolidated statements of earnings pursuant to APB No. 18. For the three and nine months ended December 31, 1997, the Life Sciences and Engineering Segment is reported as continuing operations in the condensed consolidated statements of earnings.

         In April 1998, the Corporation sold its Leisure Marine subsidiary and the results of operations of the Segment are included in discontinued operations for the three and nine months ended December 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

         Revenues of the U.K. Housewares and Child Safety Products Segment (the Corporation's continuing operations segment) for the third quarter of fiscal 1999 decreased by $1,488 or 11% to $11,976 from $13,464 for the same quarter in fiscal 1998. The decreased sales were due to lower housewares product sales by the Beldray Limited subsidiary and discontinuance of the industrial and office products lines of Hago Products Limited in March 1998 when Hago's manufacturing operations were consolidated into Beldray's manufacturing facility. The favorable effect of currency translation contributed $167 of revenue to the Segment for the third quarter of fiscal 1999. Sales at Beldray decreased $2,395 in the quarter, primarily the Corporation believes, because of significant operating inefficiencies which lead to missed customer delivery schedules at the manufacturing plant near Birmingham, England. Revenues of Klippan Limited, which manufactures children's automobile safety seats, increased $908 in the third quarter of fiscal 1999. During fiscal 1999, Klippan redesigned its children's automobile safety seats and began shipping the redesigned seats to customers in October 1998. The new models received a favorable response from customers and resulted in increased revenues compared to the prior year's third quarter. Revenues of the Housewares and Child Safety Products Segment increased $3,504 or 10% to $37,088 for the nine months ended December 31, 1998 from the same period last year. Klippan sales were $11,288 for the current period, an increase of $8,153 while sales at Beldray Limited decreased $4,779 for this nine-month period due to the previously mentioned difficulties at its manufacturing plant.

         The operating loss of $1,580 incurred by the Housewares and Child Safety Segment for the quarter ended December 31, 1998, resulted primarily from continued operating inefficiencies and missed customer delivery schedules in connection with the consolidation of the Hago manufacturing operations into the Beldray facility. Since this consolidation was completed in April 1998, the facility has experienced increased cost of goods sold and lower than anticipated sales. The Corporation made significant operational and organizational changes at the facility to address the operating difficulties during the quarter and in connection therewith recorded a pre-tax charge of $153 for severance and other expenses relating to the organizational changes. Beldray has implemented a cost reduction program to bring the facility's costs in line with its current and anticipated revenue levels. The Corporation believes its actions will result in improved performance at the facility but is uncertain if its Beldray manufacturing operations will return to profitability in the fourth quarter of fiscal 1999. During fiscal 1999, Klippan undertook a comprehensive product redevelopment program for its children's automobile safety seats and six new models of the seats were introduced in late August 1998. The Corporation commenced shipments of five new models in October 1998 and one in January 1999. While the new products increased sales during the third quarter of fiscal 1999, Klippan was not profitable for the quarter as sales have not yet increased to a level which cover Klippan's costs. Corporate expense for the current year's third quarter increased from the prior year due to increased legal and other professional fees.

         The operating loss of $5,259 for the nine months ended December 31, 1998 resulted from losses incurred by both of the Housewares and Child Safety Segment subsidiaries. The losses at Beldray resulted from the significant operating inefficiencies and missed customer delivery schedules described above. The losses at Klippan resulted from low sales volume, product development costs related to the new children's automobile safety seats and higher marketing costs as a result of the reorganization of the German and French sales operations during the current fiscal year.

         During the first nine months of fiscal 1999, the Corporation recognized its portion of Wyle's loss, which resulted primarily from certain of Wyle's fixed-priced hardware contracts. Also included in the first nine months results is a pre-tax gain of $176 from the sale of excess land in Dayton, Ohio. The third quarter of fiscal 1998 included a pre-tax gain of $802 from the sale of land and a building in Dayton, Ohio.

         Interest expense decreased $191 for the third quarter and $385 for the nine months ended December 31, 1998 compared to the comparable periods of the previous fiscal year. These decreases are due to decreased debt levels in the current year because of the April 1998 sale of the Leisure Marine Segment and the debt assumed by Wyle in the Wyle merger. The Corporation has earned interest income of $134 for the third quarter and $433 for the nine months ending December 31, 1998 on cash received from the Wyle merger and the sale of the Leisure Marine Segment.

         The Corporation recorded income tax expense of $21 and $28 in the fiscal 1999 third quarter and nine months, respectively. The tax expense is due to income taxes payable on profits of certain European subsidiaries of Klippan. No tax benefit has been recorded for the U.K. or German tax losses from the Housewares and Child Safety Products Segment nor the U.S. tax losses from the U.S. corporate headquarters. Such losses resulted in tax loss carryforwards in the United Kingdom ($1,921), Germany ($331) and the United States ($1,185), which may be available to offset a portion of future income, if any.

         The net loss was $2,060 ($0.41 per share) in the third quarter of fiscal 1999 compared to a net loss of $396 ($0.08 per share) in the third quarter of fiscal 1998. The loss in the third quarter of fiscal 1999 was due primarily to operating losses in the Housewares and Child Safety Products Segment. Fiscal 1998 third quarter results includes a $547 restructuring charge for the then anticipated consolidation of the Hago operations into the Beldray facility. The net loss for the nine months ending December 31, 1998 was $4,908 ($0.97 per share) compared to net earnings of $1,460 ($0.28 per share) for the same period last year. The gain of $348 from the sale of the Corporation's Leisure Marine Segment is presented as "Earnings From Discontinued Operations" in the current year's results.

         The Corporation has approximately $900 of prepaid U.K. taxes, classified as a long-term tax asset, which arose due to advance corporation taxes paid on prior years' inter-company dividends. These prepaid taxes are available to offset U.K. income taxes payable, subject to certain yearly limits, and currently have no expiration date. Recent changes in the U.K. tax law may make the use of these tax prepayments more difficult in future years, but does not affect the ultimate use of the prepaid taxes and, accordingly, no valuation allowance against this component of the long-term income tax asset is considered necessary.

         On March 31, 1998, the Corporation approved an amendment to its domestic defined benefit retirement plan to terminate the plan. Management expects that, subject to required regulatory approvals, final payment of the plan termination benefits will be made by the end of July 1999. The Corporation has reflected an additional minimum liability of $617, net of related tax benefits, as a reduction of shareholders' equity because such amount exceeds the amount of unrecognized prior service costs. This additional minimum liability will be charged against earnings upon settlement of the domestic plan. An additional contribution to the domestic retirement plan of approximately $1,100 will likely be required to be made by the Corporation at the time of the final distribution of the plan assets, based on current interest rates applicable to the calculation of the termination liability.

DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine Subsidiary to a company formed by the management of the Segment. The purchase price consisted of approximately $15,000 comprised of approximately $8,400 in cash, deferred payments of $400 due within one year and the assumption of approximately $6,200 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the nine months ended December 31, 1998.

         In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to final costs under leases in Knoxville, Tennessee (lease expired December 31, 1998) and Toronto, Canada (lease expired March 31, 1998), and product liability claims for products manufactured and sold before the disposal of the Segment. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary.

         In connection with settling the final obligations under the leases in Knoxville, Tennessee, in December 1998, the landlord filed a lawsuit concerning the maintenance obligations of the Corporation and one of its subsidiaries and requesting relief from payment of a $200,000 promissory note due the Corporation by the landlord. In January 1999, the Corporation filed suit against the landlord requesting payment of the promissory note, other damages due to breach of contract and unjust enrichment and a declaration regarding a payment from a former sub-tenant of the Corporation at the Knoxville location. See Part II,
Item 1. Legal Proceedings of this Form 10-Q for more information regarding these lawsuits. Based upon an evaluation of information currently available and consultation with legal counsel, the Corporation is unable to determine what effect, if any, the outcome of these claims under litigation would have on the financial position of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation generated $195 of cash from operating activities during the first nine months of fiscal 1999. Cash was generated from the sale of certain tax credits to the Corporation's former Leisure Marine Segment subsidiary for which the Corporation received $560. The increase in the cash balance from March 31, 1998 to December 31, 1998 is due primarily to the cash proceeds of the sale of Sowester Limited in April 1998, net of debt paid off in connection with the sale.

         In April 1998, the Corporation announced that it would repurchase for cash in the open market up to 200,000 of its common shares, and in August 1998, the Corporation's Board of Directors authorized the purchase of an additional 100,000 shares. As of February 3, 1999, the Corporation had repurchased a total of 278,700 shares.

         At December 31, 1998, the Corporation had outstanding debt of $5,209 under a variable rate loan and a term loan with an U.K. bank. The debt is payable in quarterly installments and matures in fiscal 2005. In addition, the Corporation has a $3,300 line of credit for its U.K. subsidiaries with an U.K. bank, all of which was unused at December 31, 1998. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, including approximately $8,300 of cash proceeds of the sale of the Leisure Marine Segment. A portion of such cash is restricted pending the renegotiation of the U.K. bank debt. The agreements contain affirmative and negative covenants (including financial covenants relating to cash flow and tangible net worth requirements) and are cross-guaranteed by the U.K. subsidiaries. The Corporation is currently in violation of certain of the financial covenants, but has received a waiver of the covenant violations from its bank. The Corporation expects to renegotiate its U.K. bank debt agreements in calendar 1999 and reduce the outstanding amount. At December 31, 1998, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

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

         State of Readiness - The Corporation recognizes the importance of the Year 2000 issues and has given it high priority. The Corporation has underway a Year 2000 project to identify the programs and infrastructure that could be affected by the Year 2000 issues and is implementing a plan to resolve the problems identified on a timely basis. The Corporation's Year 2000 plan may be broken into five interrelated phases: (i) evaluating existing information technology (IT) and non-IT systems of the Corporation, (ii) implementing corrective actions to such systems (including testing), (iii) evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues, (iv) developing contingency plans with respect to such exposure, and (v) on-going vigilance with respect to Year 2000 developments. As mentioned, the scope of the Year 2000 project includes (i) IT systems such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing systems; and (iii) the readiness of key third parties, including suppliers and customers, and electronic data interchange with those key third parties. The evaluation phase of the Year 2000 project includes identifying products and IT and non-IT systems or components that might malfunction or fail at the end of the millennium.

         The Corporation currently has three primary operating locations (Birmingham England, Carlisle England and Vantaa Finland) and at each location a person is responsible for coordinating Year 2000 issues for that location. At the largest location, the IT system is less than two years old and the information technology for this system when purchased was reviewed for Year 2000 compliance. The other two locations are smaller and will require new IT systems (local area networks) for approximately 25 users at each location. Such new IT systems will be installed by the end of 1999. The non-IT systems identified are primarily manufacturing and assembly systems which will require testing for Year 2000 compliance. Key third parties will be contacted to minimize the disruptions in the relationship between the Corporation and these important third parties because of the Year 2000 issue. While the Corporation cannot guarantee compliance of third parties, the Corporation will consider alternate sources of supply in the event a key supplier cannot demonstrate its systems or products are Year 2000 compliant.

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

         Costs to Address the Year 2000 Issue - The Corporation currently estimates that the total cost of its Year 2000 project will be approximately $150 which has been or will be expensed as incurred and approximately $350 of capital expenditures. These costs include approximately $200 of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course regardless of the Year 2000 issue. These costs will be incurred during the fourth quarter of fiscal 1999 and during fiscal 2000.

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

         The Corporation's Contingency Plans - At present, the Corporation is not able to describe its most reasonably likely worst case Year 2000 scenarios because it does not presently have adequate information from its suppliers and customers and has not completed evaluating its non-IT systems. The Corporation has devoted resources to the analysis of this uncertainty and will continue to devote resources to addressing this uncertainty. As a component of its Year 2000 project, the Corporation is developing contingency plans to mitigate the effects of problems experienced by it, key vendors or service providers and customers in the timely implementation of solutions to Year 2000 problems. At present, however, the Corporation has not completed contingency plans, but plans to do so by March 31, 1999.

         The estimated costs of the Corporation's Year 2000 project and the date on which the Corporation plans to complete the Year 2000 compliance program are based on management's best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issues and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates can be achieved, and actual results could differ materially from those anticipated.

THE EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between their existing local currencies and the Euro, the EU's future single currency. The participating countries adopted the Euro as their common legal currency on that date. The Euro currently trades on currency exchanges and is available for non-cash transactions.

         The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the United Kingdom to certain countries which adopted the Euro. The British pound appears to have strengthened in anticipation of the Euro adoption and has continued strong compared to other currencies and the Corporation believes the strength of the pound has adversely affected sales from the U.K. to certain European countries. The Corporation is not able at this time to anticipate what effect the adoption of the Euro will have on its businesses.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 31, 1998, Springdale Partners Ltd., an Ohio Limited Liability Company, and Mada Corporation (Mada) filed a Compliant in the Chancery Court of Knox County, Tennessee naming KRUG International Corp. and KRUG Properties, Inc. (KRUG Properties) as defendants. The suit relates to a piece of industrial property in Knoxville, Tennessee that the Corporation sold to Springdale Partners, an Ohio General Partnership, in December 1983. As part of the transaction, KRUG Properties leased a portion of the property back from Springdale Partners and the Corporation and KRUG Properties guaranteed the obligations of Mada, the lessee of the other portion of the property. In order to minimize the Corporation's and KRUG Properties' obligations under the guarantee, Mada was required to use all reasonable efforts to sublease its portion of the property on terms and conditions approved by the Corporation. As part of the purchase price, Springdale Partners executed a $200,000 promissory note payable to the Corporation on December 31, 1998, which Springdale has failed to pay. As part of its obligations, the Corporation was required to maintain the portion of the property that it leased and return said portion on December 31, 1998 in as good condition as it was in at the beginning of the lease, excluding ordinary wear and tear and obsolescence. The plaintiffs have requested a declaration from the Court concerning the maintenance obligations of the Corporation and KRUG Properties and the status of the $200,000 promissory note. The Corporation and KRUG Properties have filed a Motion to Dismiss this action.

         Related to this action, on January 25, 1999, the Corporation and KRUG Properties filed a Complaint in the Common Pleas Court of Montgomery County, Ohio, naming Springdale Partners, its general partners and Mada as defendants. This case involves substantially the same factual situation as the Knox County, Tennessee case. The Corporation requested the following relief:
         Payment of the (1) $200,000 promissory note; (2) damages due to breach of contract and unjust enrichment and (3) a declaration that the final payment of $98,545 from Carolina Steel Corp. relating to its sublease from KRUG Properties belongs to the Corporation and KRUG Properties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 10.1 - Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. dated November 9, 1998 is filed as an exhibit to this report.

         (B)      Exhibit 27 - Financial Data Schedule (for SEC use only).

         (C)      Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KRUG International Corp.

                                    By:  /s/ Mark J. Stockslager
                                       -----------------------------------------
                                         Mark J. Stockslager
                                         Principal Accounting Officer





Dated:   February 9, 1999