Form 10-K
period 1999-03-31
KRUG INTERNATIONAL CORP
filed 1999-06-18
CIK 96793

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                           Commission File No. 1-12607

                            KRUG INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

             Ohio                                        31-0621189
----------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 933-7000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At the close of business on June 7, 1999:

   Number of Common Shares without par value
     outstanding                                                 4,977,530
                                                               ---------------

   Aggregate market value of Common
     Shares without par value held by
     non-affiliates of the Corporation                          $5,859,588
                                                               ---------------

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations, and operating performance of minority-owned affiliates.

                                     PART I
ITEM 1.  BUSINESS

     KRUG International Corp., an Ohio Corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") currently manufacture and distribute, through its subsidiaries, housewares and child safety products, primarily in the United Kingdom, with operations in several western European countries.

     In addition, the Corporation owns approximately 38% of the equity of Wyle Laboratories, Inc. ("Wyle"), a company which merged in March 1998 with the Corporation's two subsidiaries which previously comprised its life sciences and engineering ("LS&E") segment. Wyle operates testing facilities and provides engineering and life sciences support services to commercial and government customers, primarily in the United States.

     Information concerning the revenues, operating profit and identifiable assets of the business segments for the fiscal years ended March 31, 1999, 1998, and 1997 is set forth at Note 13 of the Notes to Consolidated Financial Statements of the Corporation, which can be found at Item 8 of this document.

     The Corporation's objective is to increase shareholder value by the investment in and management of businesses which offer growth opportunities. The Corporation evaluates its operating subsidiaries for growth potential and seeks acquisition opportunities for the profitable employment of capital. The Corporation's goal for acquisitions is to acquire new businesses which it believes present an opportunity for increased value without regard to industry or current profitability. The Corporation considers from, time to time, the disposition of any subsidiary or affiliate when it believes the subsidiary or affiliate no longer offers suitable opportunities for growth or profitability, or when the Corporation believes better opportunities exist for utilization of the Corporation's capital which would be provided by the disposition of such subsidiary or affiliate.

SIGNIFICANT TRANSACTIONS

     On March 16, 1998, the Corporation merged its life sciences and engineering subsidiaries into Wyle for approximately 38% of Wyle's equity, a cash payment of $3,052,000 and the assumption of approximately $3,300,000 of working capital debt of such subsidiaries. On April 16, 1998, the Corporation sold its leisure marine subsidiary to a company formed by the subsidiary's management for approximately $8,900,000 in cash and the assumption of approximately $6,100,000 of the subsidiary's debt.

                      HOUSEWARES AND CHILD SAFETY SEGMENTS

     Bradley International Holdings Limited, a subsidiary of KRUG International
(UK) Ltd., operates the Corporation's housewares and child safety segments (collectively "Bradley"). The housewares segment is comprised of the Beldray Limited ("Beldray") and Hago Products Limited ("Hago"), subsidiaries which manufacture and sell consumer durable products, including ironing tables, household ladders, rotary dryers, indoor airers, garden equipment and child safety gates and accessories under the "Beldray", "Hago" and "Dennison" names as well as private labels. Beldray is a long established name in household laundry products which management believes has significant recognition among the buying public throughout the U.K. and, together with Hago, which was acquired in October 1996, manufactures and sells child safety gates and accessories under the KiddiProof(R) tradename. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers and department stores, primarily in the U.K. and Ireland. The child safety segment is comprised of Klippan Limited ("Klippan"), which was acquired by Bradley on October 2, 1997. Klippan manufactures children's automobile safety seats in the U.K. and Finland which are sold under various proprietary brand names and private labels with sales operations in the U.K., France, Germany and Sweden. Management believes Klippan is a significant brand in the United Kingdom and Scandinavia.

     The housewares and child safety segments order backlogs are typically less than one month's sales. The segments' primary competitors are manufacturing companies, some of which are larger and have more resources than Bradley, and compete with Bradley on the basis of product quality, speed and reliability of delivery, and price.

OUTLOOK

     Over the past three years, Bradley has expanded its product offerings to include child safety gates and children's automobile safety seats through its acquisitions of Hago and Klippan. During fiscal 1998, Bradley reorganized its manufacturing capability by moving the Hago manufacturing operations into Beldray's manufacturing facility. In addition, Klippan, concurrent with its acquisition by Bradley, initiated a comprehensive product redevelopment program for its children's automobile safety seats which resulted in the offering of new and redesigned models in the third quarter of fiscal 1999. The Bradley subsidiaries have also upgraded their information technology, reorganized their European sales offices and added management in connection with and in anticipation of expanded operations in Western Europe and possible future acquisitions. Management's strategy for Bradley is to continue to improve its manufacturing operations, reduce its costs, strengthen its management team and broaden its customer base and geographic distribution, particularly in Europe, and believes such improvements offer Bradley an opportunity to maintain and enhance its competitive position.

                      INVESTMENT IN WYLE LABORATORIES, INC.

     Wyle is a U.S. company headquartered in El Segundo, California, with other major facilities located in Alabama, Florida, Ohio, Texas and Virginia. Wyle is a scientific, engineering and management concern that primarily supports the following industries: aerospace and defense, electronics, energy, telecommunications and transportation. Wyle's range of products and services spans eight major areas of expertise: acoustic research and consulting, environmental remediation, life sciences, nuclear services, special test systems, specialty manufacturing, support services and testing services. Wyle employs approximately 1,300 people at eleven U.S. facilities.

     Wyle is highly leveraged and its operations in recent periods have been unprofitable. The Corporation's objective is to sell its investment in Wyle when a satisfactory price can be obtained. Such a sale could require the concurrence of Wyle's other shareholders. However, if Wyle's operations continue to be unprofitable, and Wyle is unable to reduce its debt, including by assets sales, or refinance its debt to provide lower debt service requirements and achievable financial covenants, the Corporation believes there exists a risk that the Corporation would be unable to sell its interest in, and could realize no value from its approximately 38% equity interest in Wyle. The book value of the Corporation's investment in Wyle at March 31, 1999 is zero.

                         SALE OF LEISURE MARINE SEGMENT

     Sowester Limited ("Sowester"), a subsidiary of KRUG International (U.K.) Ltd. until its sale to a group headed by its managing director and finance director on April 16, 1998, is located in the port of Poole, Dorset, England, and distributes sail and power boat equipment and personal watercraft to the leisure marine market. During fiscal 1998, the Corporation concluded that Sowester's dependence on a limited number of suppliers and the local nature of the leisure marine business in Europe would limit Sowester's ability to achieve the Corporation's growth and profit objectives and decided to sell Sowester to the management group.

                               GENERAL INFORMATION

     The Corporation owns a number of patents and patent applications but the Corporation derives no revenue from this intellectual property, and it is not possible to estimate their value. The Corporation does not believe its present business is materially dependent on any patents or patent applications.

     During the fiscal year ended March 31, 1999, the European housewares and child safety segments had revenues of $14,477,000 (29% of consolidated revenues) from Argos Distribution Ltd. ("Argos"), a U.K. company. Substantially all of the segments' product lines are sold to Argos. The loss of Argos as a customer would have a material adverse effect on the Corporation if comparable replacement business were not secured as sales to Argos totaled 37% of housewares and 11% of child safety revenues, respectively, for fiscal 1999. The European housewares segment had revenues of $5,251,000 (representing 10% of consolidated revenues and 15% of housewares revenues) from one other customer. Of the Corporation's consolidated revenues of $50,295,000 for the year ended March 31, 1999, $43,868,000 were from sales in the U.K.

     As of May 31, 1999, the Corporation employed seven persons in the United States, none of whom are represented by a union, and approximately 584 in Europe, approximately 284 of whom are represented by a union. The Corporation believes its labor relations are generally satisfactory.

     Compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Corporation. To the best of management's knowledge, the Corporation is in substantial compliance with applicable federal, state and local environmental regulations.

ITEM 2.  PROPERTIES

     The principal properties of the Corporation as of June 9, 1999 are listed below:

                                                          LEASE
                                           OWNED OR     EXPIRATION     SQUARE
LOCATION                                    LEASED        DATE         FOOTAGE          USE
--------                                   --------     ----------     -------     ----------------
A.   UNITED STATES
     Dayton, Ohio                           Leased      June 1999        11,500    Office-Subleased(1)
     Atlanta, Georgia                       Leased      Mar 2001          1,448    Office
B.   EUROPE
BELDRAY LIMITED & SUBSIDIARIES
     Bilston, West Midlands, U.K.           Leased      June 2014       105,000    Plant
     Bilston, West Midlands, U.K.           Owned                        85,000    Plant

KLIPPAN LTD. & SUBSIDIARIES
     Helsinki, Finland                      Leased      Dec 2001         31,104    Office & Plant
     Freilassing, Germany                   Leased      July 1999         1,559    Office
     Landskrona, Sweden                     Leased      Dec 2000          8,554    Office & Warehouse
     Carlisle, United Kingdom               Leased      Jan 2011         62,424    Office & Plant
     Carlisle, United Kingdom               Leased      Jan 2011          6,372    Warehouse

----------------------

(1) This property is no longer used by the Corporation and is subleased for the remaining term of the Corporation's lease.

     In management's opinion, the various facilities used by the Corporation are adequate for the needs of the businesses conducted therein and the Corporation maintains its plants and offices in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     On December 31, 1998, Springdale Partners, Ltd., an Ohio Limited Liability Company, and Mada Corporation ("Mada") filed a Complaint in the Chancery Court of Knox County, Tennessee, naming KRUG International Corp. and KRUG Properties, Inc. ("KRUG Properties") as defendants. The suit relates to industrial property in Knoxville, Tennessee, that the Corporation sold to Springdale Partners, an Ohio General Partnership, in December 1983. As part of the transaction, KRUG Properties leased back a portion of the property from Springdale Partners and the Corporation and KRUG Properties guaranteed the obligations of Mada, the lessee of the other portion of the property. Mada was required to use all reasonable efforts to sublease its portion of the property on terms and conditions approved by the Corporation. As part of the purchase price, Springdale Partners executed a $200,000 promissory note payable to the Corporation due on December 31, 1998, which Springdale Partners has failed to pay. As part of its obligations, the Corporation was required to maintain the portion of the property that it leased and return it on December 31, 1998 in as good condition as it was in at the beginning of the lease, excluding ordinary wear and tear and obsolescence. The plaintiffs have requested a declaration from the Court concerning the maintenance obligations of the Corporation and KRUG Properties and the status of the $200,000 promissory note. The Corporation and KRUG Properties have filed a Motion to Dismiss this action. On January 25, 1999, the Corporation and KRUG Properties filed a Complaint in the Common Pleas Court of Montgomery County, Ohio, relating to this action and naming Springdale Partners, its general partners and Mada as defendants. This case involves substantially the same factual situation as the Knox County, Tennessee, case. The Corporation's claim is for the following relief: (1) judgement on the $200,000 promissory note; (2) the award of damages due to breach of contract and unjust enrichment; and (3) a declaration that a payment of $98,545 relating to a sublease belongs to the Corporation and KRUG Properties. The parties have agreed to stay the court proceedings and submit the matter to voluntary mediation. On June 9, 1999, the parties executed a memorandum of understanding for the purpose of settling the litigation. It is anticipated that the settlement details will not be completed until mid-July, 1999. No gain or loss is expected to be recognized as a result of this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     KRUG International Corp's Common Shares are traded on the American Stock Exchange under the symbol KRG and trading in its warrants is reported to and compiled by the National Quotation Bureau under the symbol KRUGW. The table below sets forth the high and low sales prices for the Common Shares for fiscal 1999 and 1998. The number of shareholders of record was 923 as of March 31, 1999. No cash dividends were paid in fiscal 1999 or 1998. Prior to December 30, 1996, the Common Shares were traded on the NASDAQ National Market System.

                 QUARTER                                   4TH        3RD         2ND        1ST
                 -------                                  -----      -----       -----      -----
                 1999...................     HIGH         $1.94      $2.94       $5.44      $6.50
                                             LOW           1.19       1.56        2.88       5.25
                 1998...................     HIGH          6.13       7.63        6.25       6.13
                                             LOW           5.00       5.50        5.00       4.63

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes at Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this report.

YEARS ENDING MARCH 31,                                1999           1998          1997         1996        1995
----------------------                                ----           ----          ----         ----        ----
(All amounts in thousands,
  except for per share amounts)
Revenues..................................         $50,295        $93,694       $83,081      $70,787     $70,842
Earnings (Loss) from
   Continuing Operations..................          (9,000)          (705)        1,062          188       1,457
Net Earnings (Loss).......................          (8,633)           256         2,096        1,171       2,012
Earnings (Loss) per Share from
   Continuing Operations:
   Basic..................................           (1.78)         (0.14)         0.21         0.04        0.29
   Diluted................................           (1.78)         (0.14)         0.20         0.04        0.29
Earnings (Loss) Per Share:
   Basic..................................           (1.71)          0.05          0.41         0.23        0.40
   Diluted................................           (1.71)          0.05          0.40         0.23        0.40
Total Assets..............................          29,742         39,579        41,085       34,664      35,824
Long-term Debt............................           6,278          6,703         8,331        9,225      10,223
Shareholders' Equity......................          $7,480        $18,099       $17,960      $14,530     $14,068
Weighted Average Common
   Shares Outstanding
   Basic..................................           5,049          5,168         5,135        5,044       5,000
   Diluted................................           5,049          5,199         5,193        5,067       5,047

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Item 7 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations, and operating performance of minority-owned affiliates.

GENERAL

     During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the LS&E segment, with Wyle in exchange for a 38% equity interest in Wyle. The LS&E segment is accounted for as continuing operations in fiscal years 1998 and 1997. In fiscal 1999, the LS&E segment is included in Wyle's losses which are reported on the equity method of accounting as a single line item in the Corporation's consolidated statement of earnings.

     In April 1998, the Corporation sold its leisure marine subsidiary. Accordingly, the results of operations of the leisure marine segment are included in discontinued operations for fiscal years 1999, 1998 and 1997.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

     The Corporation's fiscal 1999 revenues of $50.3 million declined $43.4 million from $93.7 million in fiscal 1998. Fiscal 1998 revenues included the revenues of the LS&E segment which was merged with Wyle in March 1998. Fiscal 1998 revenues increased $10.6 million, or 13%, over fiscal 1997.

     Fiscal 1999 revenues of the housewares segment, which operates in the United Kingdom, decreased by $6.3 million to $34.8 million from $41.1 million for 1998. The decreased sales resulted from the discontinuance of the manufacture and sale of certain industrial and office products in March 1998 ($2.5 million), lower sales volume, primarily in laundry products and ladders ($3.1 million) and the unfavorable effects of currency translation ($0.7 million). During fiscal 1999, Beldray experienced significant operating inefficiencies at its Bilston facility as a result of the consolidation of the manufacturing operations of Hago which led to missed customer delivery schedules and the lower sales volumes. Fiscal 1998 housewares' revenues increased by $8.1 million from fiscal 1997, an increase of 24%. Hago, acquired in October 1996, was included in fiscal 1997 for five months and added $5.8 million in revenues in fiscal 1998, and Beldray's revenues increased by $2.3 million, including increases in sales of child safety gates, garden products and indoor drying products, while sales of ladders and outdoor drying products decreased. Of the $8.1 million increase, the favorable effect of foreign currency translation contributed $1.5 million.

     Fiscal 1999 revenues of the child safety segment, which operates in Europe, increased by $7.6 million to $15.5 million. The child safety segment commenced operation with the acquisition of Klippan Limited and its four European subsidiaries on October 2, 1997. The fiscal 1999 sales included a full year's revenues versus six months for fiscal 1998.

     The U.S. LS&E segment was merged into Wyle on March 16, 1998; therefore, no fiscal 1999 revenues are reported for the LS&E segment. Revenues for the LS&E segment were $44.7 million in fiscal 1998 and $50.0 million in fiscal 1997. The lower fiscal 1998 revenues resulted from decreased material purchases and labor services provided under contracts with the National Aeronautics and Space Administration ("NASA") and the U.S. Air Force and, as a result of the merger, the Corporation reported only eleven and one-half months of revenues in fiscal 1998. Subsequent to the merger, the results of operations of the LS&E segment are reported as part of Wyle's results on the equity method of accounting as a single line item in the Corporation's Consolidated Statement of Operations.

     Order backlog is not meaningful for the housewares and child safety segments due to the short time between order placement and shipment. As a result of the merger of the LS&E segment with Wyle, the Corporation had no order backlog at March 31, 1999.

     Gross profit margins (revenues less cost of goods sold) were 5.9%, 8.4% and 10.1% in fiscal 1999, 1998 and 1997, respectively. The decrease in gross profit margin in fiscal 1999 was due primarily to operating inefficiencies and missed customer delivery schedules of the housewares segment in connection with the consolidation of the manufacturing operations of Hago into Beldray's manufacturing facility. Beldray experienced lower than anticipated sales due to the disruptions from the plant consolidation as well as lower demand for its products. During the third and fourth quarters of fiscal 1999 and continuing into the first quarter of fiscal 2000, the Corporation made significant operational and organizational changes at the facility to address these operational conditions. The Corporation believes the positive effect of these changes was primarily responsible for achieving the small operating profit for housewares in the fourth quarter of fiscal 1999.

     The gross profit margin of the child safety segment decreased slightly from 15.2% in 1998 to 14.9% in fiscal 1999. This decrease was due primarily to the costs of a comprehensive product redevelopment program undertaken during the year for the child safety seats.

     The decrease in the gross profit margin in fiscal 1998 as compared to fiscal 1997 was due primarily to the operating losses incurred by the housewares and child safety segments. During the third quarter of fiscal 1998, the housewares segment commenced the consolidation of the Hago operations into the Beldray facility. This consolidation caused higher manufacturing costs (including labor, material and overhead) due to inefficiencies existing prior to and during the factory move, as well as disruption of the Beldray operations resulting from the move. The gross profit margin of the LS&E segment decreased slightly in fiscal 1998 as compared to fiscal 1997 as a result of lower fees received for labor services and lower material purchases under contracts with NASA and the U.S. Air Force.

     Selling and administrative expenses were $8.5 million, $8.8 million and $5.5 million in fiscal 1999, 1998 and 1997, respectively. The slight decrease in fiscal 1999 was due to the absence of LS&E expenses of $1.0 million and decreased housewares expenses of $0.9 million offset by increased expenses of $1.6 million in the child safety segment as a result of including twelve months of its operations in fiscal 1999 versus six months in fiscal 1998. The increase in fiscal 1998 was due primarily to additional costs as a result of the purchase of Klippan in October 1997, which added $2.1 million of expense, the inclusion of Hago's operations for a full year, which added $0.5 million of expense, $0.3 million of expense related to an abandoned U.K. acquisition and $0.2 million of unfavorable foreign currency translation effect.

     The Corporation recorded restructuring and impairment charges of $1.7 million, $1.6 million and $0.5 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, charges of $1.3 million were recorded relative to the impairment of goodwill recorded in connection with the fiscal 1998 purchase of Klippan and for additional expenses of $0.4 million related to the vacated Hago facility in Bognor Regis, England. The Corporation's evaluation of the recoverability of the goodwill allocated in the purchase of Klippan was pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Market conditions and the competitive environment in which Klippan operates has, to date, prevented the Corporation from increasing Klippan's sales and operating profits to levels anticipated at the time of the acquisition. As a result of this evaluation, in the fourth quarter of fiscal 1999, the Corporation determined that Klippan's unamortized goodwill was impaired and recorded a non-cash impairment loss of $1.3 million to adjust the unamortized goodwill balance to zero. A final settlement with its landlord in May 1999 for the vacated Hago facility was reached and the additional $0.4 million restructuring charge reflects such cost of the settlement. At March 31, 1999, $0.6 million was recorded in accrued expenses, including the amount paid in May 1999 for the final settlement of the Hago facility.

     In fiscal 1998, the Corporation recorded restructuring charges of $1.6 million related to the housewares and child safety businesses. The Corporation closed the Hago facility in Bognor Regis, England, and moved the operations to Beldray's facility in Bilston, England. Charges were provided for relocation ($0.3 million), employee severance ($0.4 million for 105 employees) and rent and related costs of the vacated facility ($0.8 million). Also in fiscal 1998, the Corporation relocated its German sales office and provided $0.1 million for the severance for five employees and rent and other costs of its vacated office in Germany.

     The Corporation closed its executive offices in Dayton, Ohio, and consolidated its headquarters in Houston, Texas in October 1996. During the year ended March 31, 1997, the Corporation recorded restructuring charges of $0.5 million related to severance for six employees, rent and other costs related to the vacated offices in Dayton, Ohio. At March 31, 1999, $0.1 million was included in accrued expenses for rent and other expenses payable through June 1999, the lease termination date of the Dayton, Ohio office.

     The Corporation has recognized a portion of Wyle's losses under the equity method of accounting. The Corporation recognized $0.1 million and $0.1 million of Wyle's losses in fiscal 1999 and 1998, respectively. At March 31, 1999, the book value of the Corporation's investment in Wyle was zero as a result of recording a portion of Wyle's losses against the carrying value of the investment. The Corporation's proportional share of losses incurred by Wyle subsequent to the carrying value of the investment being reduced to zero are not recorded by the Corporation but must be offset by an equal amount of earnings before future income, if any, from the investment can be recognized. At March 31, 1999, the Corporation's proportional share of unrecognized losses was $0.4 million based upon Wyle's unaudited results of operations as reported to the Corporation.

     Interest expense decreased $0.7 million in fiscal 1999 as a result of lower U.S. debt. In connection with the Wyle merger, debt of $3.3 million was assumed by Wyle in March 1998. The Corporation currently has no indebtedness for money borrowed in the U.S. Interest expense increased

$0.2 million in fiscal 1998 as compared to fiscal 1997, primarily as a result of $3.9 million debt financing for the purchase of Klippan in October 1997. Interest income was $0.5 million in fiscal 1999, primarily from investment income on the short-term investment of cash balances in the U.K. which resulted from the cash received from the sale of Sowester in April 1998.

     Other income for fiscal 1999 resulted from a pre-tax gain of $0.2 million on the sale of excess land in Dayton, Ohio. Other income for fiscal 1998 of $3.8 million included a $2.9 million gain resulting from the merger of the life sciences and engineering subsidiaries with Wyle and a $0.9 million gain from the sale of assets, primarily excess land and a building in Dayton, Ohio. Other income was not significant in fiscal 1997.

     The Corporation recorded an income tax provision of $1.9 million in fiscal 1999, $0.8 million in fiscal 1998 and $0.5 million in fiscal 1997. In fiscal 1999, the Corporation provided current domestic taxes of $0.3 million (primarily U.S. alternative minimum tax) and $1.4 million for deferred tax expense related to increased valuation allowances. Such valuation allowances adjusted the net domestic tax asset to zero based upon management's assessment that it is more likely than not that none of the domestic deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies currently available. A substantial portion of the long-term domestic tax asset relates to foreign tax credit carryforwards which can only be used to offset future foreign source income, and future foreign source income would likely generate additional foreign tax credits to offset such income. As a result, the Corporation believes the use of the foreign tax credit carryforwards is not considered likely. An effective tax planning strategy for the use of the alternative minimum tax credit carryforwards and other net domestic tax assets could not be formulated at this time, therefore, management considered the realization of these items less likely than not. As a result, a valuation allowance for the full amount of these deferred tax assets has been provided.

     The Corporation provided foreign taxes of $0.2 million for fiscal 1999. Foreign taxes included an additional valuation allowance of $0.7 million for foreign net operating loss carryforwards and $0.5 million for U.K. tax prepayments. These valuation allowance increases were offset by a $0.3 million reduction in the valuation allowance for net deferred tax items, $0.6 million from the sale of prepaid taxes and net operating loss carryforwards to Sowester after its sale by the Corporation and $0.1 million of favorable effects of foreign currency translation. The Corporation recorded amounts to increase its foreign tax valuation allowance which adjusted the foreign deferred tax asset to zero at March 31, 1999. Based upon management's assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies currently available. Due to a change in the U.K. tax law effective in April 1999 and net operating loss carryforwards available to offset future taxable income in the U.K., the use of tax prepayments currently available in the U.K. is not considered likely.

     The fiscal 1998 tax expense of $0.8 million was comprised of $2.6 million of U.S. deemed dividends which are related to intercompany loans from the U.K. subsidiary to the U.S. parent and $0.4 million of permanent foreign tax differences, offset by a reduction in tax valuation allowances of $2.2 million. The Corporation reversed $3.2 million of its domestic valuation allowance for deferred taxes in 1998 as a result of management's assessment that it was more likely than not that the domestic tax asset of $1.6 million at March 31, 1998 could be realized through implementation of tax planning strategies then available to the Corporation. A valuation allowance for foreign net operating loss carryforwards of $1.0 million was established during fiscal 1998 because future use of the carryforwards was considered not likely. The fiscal 1997 effective tax rate of 29.8% was lower than the U.S. statutory tax rate primarily due to deductible U.K. pension amounts which were higher than recorded pension expense.

     The loss from continuing operations was $9.0 million ($1.78 per share) in fiscal 1999 compared to a loss from continuing operations of $0.7 million ($0.14 per share) in fiscal 1998 and earnings from continuing operations of $1.1 million ($0.21 per share) in fiscal 1997. The loss from continuing operations in fiscal 1999 was due to operating losses of the housewares and child safety segments, the restructuring and impairment charges of $1.7 million, and $1.9 million of tax expense resulting from increases in tax valuation allowances, somewhat offset by the tax benefits of the operating losses. The fiscal 1998 loss from continuing operations was due to operating losses of the housewares and child safety segments, restructuring charges of the housewares segment and $0.8 million tax expense caused primarily by the tax effect of the U.S. deemed dividend, offset by the decreases in the U.S. tax valuation allowance. The fiscal 1998 loss from continuing operations was in part offset by other income generated by the gains from the Wyle merger and sales of assets.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

     On April 16, 1998, the Corporation sold its leisure marine subsidiary to a company formed by the subsidiary's management. The purchase price of approximately $15.0 million was comprised of approximately $8.4 million in cash, deferred payments of approximately $0.4 million which were paid during fiscal 1999 and the assumption of approximately $6.2 million of debt. As a result of the disposal, the Corporation reported a gain of $0.6 million under discontinued operations in fiscal 1999.

     In fiscal 1989, the Corporation discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations remained relating to leases in Knoxville, Tennessee (which expired December 31, 1998) and product liability claims for products manufactured and sold prior to the disposal of the segment. In connection with the alleged final obligations under leases in Knoxville, Tennessee, the landlord filed a lawsuit in December 1998 claiming damages for certain alleged maintenance obligations on the property and requesting relief from payment of a $0.2 million promissory note due to the Corporation by the landlord. In January 1999, the Corporation filed suit against the landlord to collect on the promissory note, for other damages due to breach of contract and unjust enrichment and for a declaration regarding a payment from a former sub-tenant due to the Corporation. See Item 3. Legal Proceedings of this Annual Report on Form 10-K for more information regarding these lawsuits. The Corporation believes the landlord's claims are without substantial merit and intends to aggressively defend such claims and pursue collection of the note receivable. On June 9, 1999, the parties executed a memorandum of understanding for the purpose of settling the litigation. It is anticipated that the settlement details will not be completed until mid-July, 1999. No gain or loss is expected to be recognized as a result of this settlement. Based upon an evaluation of information currently available and consultation with legal counsel, the Corporation recorded a charge of $0.2 million in the fourth quarter of fiscal 1999 related to the discontinued operations.

     During the year ended March 31, 1998, the Corporation recorded an after-tax charge of $0.8 million to provide for estimated additional product liability expenses and increased legal, professional and insurance costs related to product liability losses relative to the discontinued operations. During the year ended March 31, 1997, the Corporation recorded an after-tax charge of $0.5 million to provide for estimated additional repair and maintenance costs related to the Knoxville location, increased insurance costs related to product liability claims and loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility. The accrual for losses from discontinued operations was $1.5 million at March 31, 1999. See Note 4 of the Notes to the Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K for further analysis of the provision for losses from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Corporation had outstanding debt of $3.2 million under a variable rate loan with a U.K. bank, the proceeds of which were used to purchase Klippan in October 1997. The debt is payable in equal quarterly installments of $0.2 million and matures in fiscal 2003. The Corporation also has an outstanding term loan with a U.K. bank relating to the Beldray manufacturing facility totaling $1.6 million which requires quarterly principal payments of $0.1 million and matures in fiscal 2005. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, except for shares of the U.K. subsidiaries, and these loans include certain tangible net worth and cash flow covenants relating to the U.K. subsidiaries. The Corporation currently is not in compliance with certain covenants of the U.K. loan agreements, but has received from the bank waivers of such covenants at March 31, 1999. In conjunction with these loans, the Corporation has agreed to maintain cash of $6.6 million on deposit at the bank (net of $1.4 million which was offset at March 31, 1999 against outstanding bank overdraft balances) until the U.K. debt can be renegotiated with new covenants more appropriate for the current operating levels. The Corporation is seeking to renegotiate its U.K. bank debt but believes such renegotiated bank debt, if achieved, will result in the paydown of a substantial amount of such debt and may not result in the elimination of the requirement to keep certain amounts of cash on deposit. In addition, at March 31, 1999, the Corporation had $0.3 million of loans outstanding from Finnish banks relating to the Klippan Finland operations of Klippan. Such loans are payable in semi-annual installments over four years beginning in August 1999.

     At March 31, 1999, the Corporation had a cash balance of $9.3 million, including $6.6 million which was restricted in connection with the U.K. loan agreements. Approximately $8.2 million of the March 31, 1999 cash balance represents proceeds received from the sale of Sowester in April 1998. The Corporation believes it has adequate financing in both the U.S. and Europe to support its current level of operations during fiscal 2000.

     The Corporation generated cash of approximately $0.1 million, $7.8 million and $2.0 million from operating activities for fiscal 1999, 1998 and 1997, respectively. The lower amount of cash generated in 1999 resulted from the cash used to fund the fiscal 1999 net loss, net of non-cash items of depreciation and amortization expense ($1.6 million), the gain on the sale of Sowester ($0.6 million), charges for impairment of intangible assets ($1.3 million) and income taxes ($4.1 million), together with cash generated from reduced working capital in the housewares segment. The increase in cash generated in fiscal 1998 compared to fiscal 1997 was due to increased cash generated from the liquidation of the LS&E segment's receivables as a result of the merger with Wyle, increased cash generated from the leisure marine segment and decreased cash usage by the discontinued industrial segment.

     In fiscal 1999, the Corporation expended $0.9 million for property, plant and equipment, primarily for new tooling and equipment for new and redesigned products of the child safety segment. During fiscal 1998, $3.9 million was expended for the purchase of Klippan and $1.3 million for property, plant and equipment for the housewares segment. Capital expenditures of $0.3 million for 1997 were primarily for new equipment for the housewares segment.

     In April 1998, the Corporation announced that it would repurchase for cash in the open market up to 200,000 of its common shares, and in August 1998, the Corporation's Board of Directors authorized the repurchase of an additional 100,000 shares. During fiscal 1999, the Corporation repurchased a total of 278,700 shares for cash of $1.4 million. The repurchased shares were retired by the Corporation on April 9, 1999.

INFLATION

     During periods of inflation and labor shortages, employee wages increase and suppliers pass along rising costs to the Corporation in the form of higher prices for their raw materials and services and employee wage increases. The Corporation has not always been able to offset increases in operating costs by increasing prices for its products, increasing its manufacturing efficiency or implementing cost control measures. The Corporation is unable to predict its ability to offset or control future cost increases or its ability to pass along the increased costs to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements and their expected impact are discussed at
Note 1 of the Notes to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10K.

IMPACT OF YEAR 2000

     Some older computer programs and systems were written using two digits rather than four to define the applicable year (for example, 98 to denote 1998). As a result, those computer programs have software which may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in computer system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, engage in manufacturing processes, or continue similar normal business activities.

     State of Readiness - The Corporation recognizes the importance of the Year 2000 issues and has given high priority to the planning and implementation of Year 2000 solutions, including contingency planning. The Corporation has underway a Year 2000 project to identify the programs and infrastructure that could be affected by the Year 2000 issues and is implementing a plan to resolve on a timely basis the problems identified. The Corporation's Year 2000 plan generally may be broken into five interrelated phases: (i) evaluating existing information technology ("IT") and non-IT systems of the Corporation, (ii) implementing corrective actions to such systems (including testing), where appropriate, (iii) evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues, (iv) developing contingency plans with respect to such exposure, and (v) on-going vigilance with respect to Year 2000 developments. As mentioned, the scope of the Year 2000 project includes (i) IT systems such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing systems; and (iii) the readiness of key third parties, including suppliers and customers, and electronic data interchange with those key third parties. The evaluation phase of the Year 2000 project includes identifying IT and non-IT systems or components that might malfunction or fail as a result of the Year 2000 issues.

     The Corporation currently has three primary operating locations (Bilston, England, Carlisle, England and Helsinki, Finland) and each location has a designated person responsible for coordinating Year 2000 issues for that location. At the largest location, Bilston, England, the IT system is less than two years old and the information technology system, when purchased, was reviewed for Year 2000 compliance. The other two locations are smaller and will require new IT systems (primarily local area networks) for approximately 25 users at each location. Such new IT systems will be installed by the end of 1999. The non-IT systems identified are primarily manufacturing and assembly systems which will require testing for Year 2000 compliance. Key third parties are being contacted to minimize the disruptions in the relationship between the Corporation and such third parties because of the Year 2000 issues. While the Corporation cannot guarantee compliance of third parties, the Corporation will consider alternate sources of supply in the event a key supplier cannot demonstrate its systems or products are Year 2000 compliant.

     The Year 2000 project requires the Corporation to devote considerable internal resources and hire consultants to assist with the implementation and monitoring of the plan, and will require the replacement of certain equipment and replacement or modification of certain software. The Corporation will also be working with its customers and suppliers to ensure business continuity during the potential problem period. In order to validate systems for Year 2000 readiness (both IT and non-IT systems), the Corporation has performed a number of procedures, each as appropriate for the system being verified. For IT systems, the Corporation has, where it is able, simulated the date change to year 2000 issues by resetting the system date to December 31, 1999 and then monitoring the effects of the date changes. For non-IT systems, the Corporation has been in correspondence with the vendor or manufacturer and sought verification from them that the system has been tested and not failed under Year 2000 conditions. Where the Corporation has any doubt about the system's ability to deal correctly with Year 2000 issues, contingency planning has been performed to evaluate the impact on the business, alternatives to the system in question have been discussed and the need for replacement considered. In addition, the manufacturers of all equipment containing embedded circuitry purchased since November 1998 have confirmed to the Corporation that such equipment was Year 2000 compliant before the equipment was accepted. The Corporation has tested all IT systems and all of the non-IT systems that can be tested, but the non-IT systems tested account for only approximately 20% of all non-IT systems that may be affected by Year 2000 issues.

The state of completion of each of the five phases and the Corporation's action plan is as follows:

- Evaluating existing IT and non-IT systems of the Corporation - This has been completed.

- Implementing corrective actions to such systems (including testing) - The Corporation is currently testing the systems and the testing is expected to be substantially completed by July 1, 1999.

- Evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues. The Corporation is currently inquiring of significant third parties as to their Year 2000 preparedness. Significant suppliers, customers and service providers will be initially contacted and evaluated by July 1, 1999, and will continue to be evaluated as to their Year 2000 preparedness.

- Developing contingency plans with respect to such exposure - Contingency plans are being formulated currently and should be completed by July 31, 1999.

- On-going vigilance with respect to Year 2000 developments - This on-going process will not be fully completed until after the significant Year 2000 dates, both prior to January 1, 2000 and after, have passed.

     Costs to Address the Year 2000 Issues - The Corporation currently estimates that the total cost of its Year 2000 project will be approximately $0.2 million, which has been or will be expensed as incurred, and will also require approximately $0.4 million of capital expenditures. These costs include approximately $0.2 million of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course of business without regard to the Year 2000 issues. The majority of these costs will be incurred during fiscal 2000.

     Risks to the Corporation of the Year 2000 Issues - If the Corporation's plan to address the Year 2000 issues is not successful or is not timely implemented, the Corporation may need to devote more resources to the process and additional costs may be incurred which could have a material adverse effect on the Corporation's financial condition and results of operations. Problems with the Year 2000 issues encountered by the Corporation's vendors and customers may also have a material adverse effect of an uncertain magnitude on the Corporation's financial condition and results of operations.

     The Corporation's Contingency Plans - At present, the Corporation is not able to describe its most reasonably likely worst case Year 2000 scenarios because it does not presently have adequate information from its suppliers and customers and has not completed evaluating its non-IT systems. The Corporation has devoted, and will continue to devote, resources to address this uncertainty. As a component of its Year 2000 project, the Corporation is developing contingency plans to mitigate the effects of problems experienced by it, key vendors and service providers and customers in the timely implementation of solutions to Year 2000 problems. At present, however, the Corporation has not completed contingency plans, but plans to do so by July 31, 1999.

     The estimated costs of the Corporation's Year 2000 project and the dates by which the Corporation expects to complete portions of its Year 2000 compliance program are based on management's best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issues and, in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates can be achieved and actual results could differ materially from those anticipated.

THE EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates through the European Central Bank ("ECB") between their existing local currencies and the Euro, the EU's future single currency. The participating countries adopted the Euro as their common legal currency on that date. The Euro currently trades on currency exchanges and is available for non-cash transactions. The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the United Kingdom to certain countries which adopted the Euro. The Corporation's exchange rate risk has been changed only in so far as currently it sells into Germany and France from the U.K. and into Sweden from Finland; thus the Corporation now has the risk of the Euro as well as of the former German, Finnish and French currencies. The British pound strengthened in anticipation of the Euro adoption and has continued strong compared to other European currencies. The Corporation believes the strength of the pound has adversely affected the Corporation's sales from the U.K. to certain European countries. The Corporation does not have any derivatives exposures nor any material contracts which would be affected by the Euro conversion, and is not aware of any material potential tax consequences to its operations as a result of the Euro conversion. The Corporation is not aware of any significant information technology systems modification that will be required as a result of the Euro conversion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data


                                                                                                          PAGES
                                                                                                          -----
     Independent Auditors' Report................................................................         20

     Consolidated Balance Sheets -- March 31, 1999 and 1998......................................         21-22

     Consolidated Statements of Earnings --
         for the years ended March 31, 1999, 1998 and 1997.......................................         23

     Consolidated Statements of Shareholders' Equity --
         for the years ended March 31, 1999, 1998 and 1997.......................................         24

     Consolidated Statements of Cash Flows --
         for the years ended March 31, 1999, 1998 and 1997.......................................         25

     Notes to Consolidated Financial Statements --
         for the years ended March 31, 1999, 1998 and 1997.......................................         26-48

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of KRUG International Corp.:

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and Subsidiaries (the "Corporation") as of March 31, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 20, 1999

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


ASSETS                                                  1999         1998
                                                      -------      -------
CURRENT ASSETS:
 Cash and cash equivalents                            $ 2,680      $ 4,205
 Restricted cash (Note 7)                               6,641
 Receivables - net                                      7,174       10,314
 Inventories                                            4,959        5,000
 Prepaid expenses and other                               778          664
 Net current assets of discontinued operations                       4,527
                                                      -------      -------

    Total current assets                               22,232       24,710


PROPERTY, PLANT, AND EQUIPMENT - At cost
 Land                                                     334          358
 Buildings and improvements                             1,395        1,445
 Equipment                                              9,995        8,658
                                                      -------      -------

                                                       11,724       10,461
 Less accumulated depreciation                          5,796        4,863
                                                      -------      -------

                                                        5,928        5,598

OTHER NONCURRENT ASSETS:
 Goodwill                                                            1,714
 Deferred tax assets                                                 2,529
 Pension assets                                         1,567        1,557
 Net noncurrent assets of discontinued operations                    2,740
 Other                                                     15          731
                                                      -------      -------

                                                        1,582        9,271
                                                      -------      -------


TOTAL ASSETS                                          $29,742      $39,579
                                                      =======      =======

See notes to consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                1999          1998
                                                                  --------       -------
CURRENT LIABILITIES:
 Accounts payable                                                 $ 10,129       $ 9,482
 Accrued payroll and related taxes                                   1,225         1,012
 Pension liability                                                     560           542
 Net current liabilities of discontinued operations                    400
 Other accrued expenses                                              2,560         3,418
 Income taxes                                                          199           323
 Current maturities of long-term debt                                5,347         1,238
                                                                  --------       -------

    Total current liabilities                                       20,420        16,015

LONG-TERM LIABILITIES:
 Long-term debt                                                        931         5,465
 Net noncurrent liabilities of discontinued operations                 911

    Total liabilities                                               22,262        21,480

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred Shares, authorized and unissued, 2,000,000 shares
 Common Shares, no par value; authorized, 12,000,000 shares;
  issued and outstanding, 5,256,230 and 5,198,730 at March 31,
  1999 and 1998, respectively                                        2,628         2,599
 Additional paid-in capital                                          4,829         4,590
 Retained earnings                                                   1,589        10,222
 Treasury shares at cost, 278,700 shares at March 31, 1999          (1,363)
 Accumulated other comprehensive income (loss)                        (203)          688
                                                                  --------       -------

    Total shareholders' equity                                       7,480        18,099
                                                                  --------       -------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 29,742       $39,579
                                                                  ========       =======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 1999, 1998,
AND 1997 (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                        1999           1998           1997

REVENUES                                              $ 50,295       $ 93,694       $ 83,081

COST OF GOODS SOLD                                      47,322         85,835         74,673

SELLING AND ADMINISTRATIVE EXPENSES                      8,487          8,758          5,505

RESTRUCTURING AND IMPAIRMENT CHARGES                     1,727          1,630            530
                                                      --------       --------       --------

OPERATING PROFIT (LOSS)                                 (7,241)        (2,529)         2,373

OTHER INCOME (EXPENSE):
 Interest income                                           532              7
 Interest expense                                         (447)        (1,118)          (936)
 Gain on sale of assets                                    175            939             10
 Gain on merger of Life Sciences and Engineering
  Subsidiaries with Wyle Laboratories Inc.                              2,850
 Equity in loss of Wyle Laboratories Inc.                 (123)           (55)
 Other income-net                                                          19             65
                                                      --------       --------       --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    (7,104)           113          1,512

INCOME TAXES                                             1,896            818            450
                                                      --------       --------       --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS              (9,000)          (705)         1,062

EARNINGS FROM DISCONTINUED OPERATIONS                      367            961          1,034
                                                      --------       --------       --------

NET EARNINGS (LOSS)                                   $ (8,633)      $    256       $  2,096
                                                      ========       ========       ========

EARNINGS (LOSS) PER SHARE :
 Continuing operations:
  Basic                                               $  (1.78)      $  (0.14)      $   0.21
                                                      ========       ========       ========
  Diluted                                                (1.78)         (0.14)          0.20
                                                      ========       ========       ========
 Discontinued operations:
  Basic                                               $   0.07       $   0.19       $   0.20
                                                      ========       ========       ========
  Diluted                                                 0.07           0.19           0.20
                                                      ========       ========       ========
 Net earnings:
  Basic                                               $  (1.71)      $   0.05       $   0.41
                                                      ========       ========       ========
  Diluted                                                (1.71)          0.05           0.40
                                                      ========       ========       ========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
 Continuing operations:
  Basic                                                  5,049          5,168          5,135
                                                      ========       ========       ========
  Diluted                                                5,049          5,168          5,193
                                                      ========       ========       ========

 Discontinued operations:
  Basic                                                  5,049          5,168          5,135
                                                      ========       ========       ========
  Diluted                                                5,055          5,199          5,193
                                                      ========       ========       ========

 Net earnings:
  Basic                                                  5,049          5,168          5,135
                                                      ========       ========       ========
  Diluted                                                5,049          5,199          5,193
                                                      ========       ========       ========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997
(ALL AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                          ACCUMULATED
                                               COMMON SHARES     ADDITIONAL            TREASURY SHARES       OTHER         TOTAL
                                            -------------------   PAID-IN    RETAINED  --------------    COMPREHENSIVE STOCKHOLDERS'
                                             SHARES     AMOUNT    CAPITAL    EARNINGS  SHARES   AMOUNT   INCOME (LOSS)    EQUITY

MARCH 31, 1996                                5,077    $ 2,538    $ 4,224    $ 7,870     --     $   --      $  (102)      $ 14,530

   Net earnings                                                                2,096                                         2,096
   Foreign currency translation adjustment                                                                    1,121          1,121
                                                                                                                          --------
   Total comprehensive income                                                                                                3,217
                                                                                                                          --------
   Common shares issued                          74         38        175                                                      213
                                             ------    -------    -------    -------   ------   --------    -------       --------

MARCH 31, 1997                                5,151      2,576      4,399      9,966     --         --        1,019         17,960

   Net earnings                                                                  256                                           256
   Foreign currency translation adjustment                                                                      286            286
   Minimum pension liability adjustment                                                                        (617)          (617)
                                                                                                            -------       --------
   Total comprehensive loss                                                                                                    (75)
                                                                                                                          --------
   Common shares issued                          48         23        191                                                      214
                                             ------    -------    -------    -------   ------   --------    -------       --------

MARCH 31, 1998                                5,199      2,599      4,590     10,222     --         --          688         18,099

   Net earnings                                                               (8,633)                                       (8,633)
   Foreign currency translation adjustment                                                                     (925)          (925)
   Minimum pension liability adjustment                                                                          34             34
                                                                                                                          --------
   Total comprehensive loss                                                                                                 (9,524)
                                                                                                                          --------
   Common shares issued                          57         29        239                                                      268
   Treasury shares purchased                                                              279     (1,363)                   (1,363)
                                             ------    -------    -------    -------   ------   --------    -------       --------

MARCH 31, 1999                                5,256    $ 2,628    $ 4,829    $ 1,589      279   $ (1,363)   $  (203)      $  7,480
                                             ======    =======    =======    =======   ======   ========    =======       ========


See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997
(ALL AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                           1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                                   $(8,633)   $   256    $ 2,096
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                        1,183      1,152        769
      Amortization of intangibles                                                            381        206         54
      Deferred income taxes                                                                1,762        258         80
      Provision for loss from discontinued operations                                        220      1,257        691
      Gain on merger of Life Sciences and Engineering Subsidiaries                                   (2,850)
      Gain on sale of Leisure Marine Subsidiary                                             (622)
      Impairment of intangible asset                                                       1,315
      Gain on sale of assets                                                                (175)      (939)       (10)
      Change in assets and liabilities:
         Receivables                                                                       3,266      8,073        479
         Inventories                                                                        (140)       740        (29)
         Prepaid expenses and other assets                                                    34      1,805       (709)
         Accounts payable and accrued expenses                                              (787)    (3,511)         2
         Income taxes                                                                      2,300       (539)       854
      Net cash provided by (used in) discontinued operations                                 (67)     1,909     (2,241)
                                                                                         -------    -------    -------
                Net cash provided by operating activities                                     37      7,817      2,036

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiaries                                                                          (3,882)    (1,783)
   Proceeds from merger of Life Sciences and Engineering Subsidiaries                                 3,052
   Proceeds from sale of Leisure Marine Subsidiary                                         8,178
   Proceeds from sales of assets                                                             220      1,808         37
   Expenditures for property, plant, and equipment                                          (883)    (1,400)      (295)
                                                                                         -------    -------    -------
                Net cash provided by (used in) investing activities                        7,515       (422)    (2,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                    268        214        213
   Purchase of treasury stock                                                             (1,363)
   Bank borrowings - net                                                                             (1,164)     1,093
   Additions to long-term debt                                                                        3,882
   Payment of long-term debt                                                              (1,097)    (6,191)    (1,690)
                                                                                         -------    -------    -------
                Net cash used in financing activities                                     (2,192)    (3,259)      (384)

EFFECT OF EXCHANGE RATES CHANGES ON CASH                                                    (244)        16          3
                                                                                         -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,116      4,152       (386)

RESTRICTED CASH, CASH, AND CASH EQUIVALENTS:
    Beginning of year                                                                      4,205         53        439
                                                                                         -------    -------    -------

    End of year                                                                          $ 9,321    $ 4,205    $    53
                                                                                         =======    =======    =======

CASH PAID FOR:
   Income taxes                                                                          $   265    $   306    $   237
                                                                                         -------    -------    -------
   Interest                                                                              $   466    $ 1,167    $ 1,136
                                                                                         =======    =======    =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital leases                                                                        $   906    $   941    $   772
                                                                                         =======    =======    =======
   Merger of Life Sciences and Engineering Subsidiaries                                             $   177
                                                                                                    =======

See notes to consolidated financial statements

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Operations - KRUG International Corp. manufactures and distributes housewares and child safety products through its manufacturing and distributions operations in Europe, and owns a 38% equity interest in Wyle Laboratories, Inc. ("Wyle") which provides high-technology testing and technical services to commercial and government customers in the United States.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Revenue Recognition - Revenues from the Housewares Products and Child Safety Products segments are recorded at the time the products are shipped to the customer and ownership has been transferred. Product returns are accepted from the customers if the product has been damaged, soiled, or if the customer has been unable to resell the product. The amount of the allowance for product returns is based upon the historical volume of returns incurred by the businesses. Revenues within the Life Sciences and Engineering Segment from cost reimbursement and time and material government contracts were recorded as costs were incurred and include estimated earned fees. Claims for recovery of additional contract costs were recognized only to the extent that the recoverable amounts could be determined within reasonable certainty. Costs not recoverable upon completion of contracts were immediately charged against earnings. See
      Note 3 for a discussion of the merger of the Life Sciences and Engineering subsidiaries in fiscal 1998.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid financial instruments which have original maturities of three months or less.

      Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out method.

      Property, Plant, and Equipment - Property, plant, and equipment, including capital leases, is recorded at cost. Depreciation is provided over the estimated useful lives of the assets, which range from 5 to 30 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 30 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term, or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation amounts and any resulting gain or loss is credited or charged to income.

      Long-Lived Assets - The Corporation periodically assesses the recoverability of assets based on its expectations of future profitability and undiscounted cash flow of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles, and property and equipment. As discussed in Note 12, the Corporation recorded an impairment charge during the year ended March 31, 1999 of $1,315 relating to goodwill of its Child Safety segment. Goodwill was previously amortized using the straight-line method over a period of five years.

      Income Taxes - The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the tax law or rates.

      Stock-based Compensation - The Corporation measures compensation cost for stock options issued to employees using the intrinsic value-based method of accounting.

      Foreign Currency Translation - The assets and liabilities of the Corporation's wholly owned European subsidiaries are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are included in the consolidated statement of earnings for the period.

      Fair Value of Financial Instruments - The recorded values of cash and trade receivables and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of the Corporation's long-term debt is estimated to approximate its recorded value due to its relatively short maturity and its interest rate characteristics.

      Earning (Loss) per Share - Earnings (loss) per common share ("EPS") are based on the weighted-average number of common shares and common stock equivalents outstanding each fiscal year presented, including vested and unvested shares issued under the Corporation's Incentive Stock Option Plan and outstanding stock purchase warrants issued by the Corporation. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

      Recent Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management believes that adoption of this pronouncement is not expected to have a material effect on the Corporation's consolidated financial statements.

      Segment Information - Effective April 1, 1998, the Corporation adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the method used by the Corporation to report information about its operating segments. Information for 1998 and 1997 has been restated to conform to the 1999 presentation. SFAS No. 131 establishes standards to be used by enterprises to identify and report information about operating segments and for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information contained in Note 13.

      Reclassifications - Amounts in prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.    ACQUISITIONS

      Klippan Limited - On October 2, 1997, the Corporation's United Kingdom ("U.K.") housewares and child safety subsidiary purchased the outstanding common stock of Klippan Limited ("Klippan"), a manufacturer of children's automobile safety seats and accessories having manufacturing facilities and sales offices in the U.K. and Europe, for approximately $3,900 in cash. The acquisition was financed under the Corporation's U.K. bank credit facility. Goodwill totaling $1,892 was recorded on the transaction and was being amortized over five years. The related accumulated amortization was $210 at March 31, 1998. See Note 12 related to the impairment of goodwill recorded in connection with the Klippan purchase.

      Hago Products Ltd. - Effective October 31, 1996, the Corporation's U.K. housewares and child safety subsidiary purchased the outstanding common stock of Hago Products Ltd. ("Hago"), a U.K. manufacturer of child safety gates and fireguards, for approximately $1,800 in cash. The acquisition was financed with internally available funds and borrowings under the U.K. line of credit.

      Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the consolidated statements of earnings only include the results of operations of the individual companies since the effective date of each acquisition.

      Pro Forma Disclosure - The information below presents combined results of operations on a pro forma basis assuming the acquisitions of Klippan and Hago and the merger of the Life Sciences and Engineering Subsidiaries (see
      Note 3) occurred at the beginning of the fiscal years presented:


                                                       (UNAUDITED)
                                                  YEAR ENDED MARCH 31,
                                                -----------------------
                                                    1998          1997

Revenues                                        $ 57,167       $48,771
Earnings (loss) from continuing operations        (1,617)           31
Net earnings (loss)                                 (656)        1,065
Net earnings (loss) per share:
   Basic                                           (0.13)         0.21
   Diluted                                         (0.13)         0.21


      The pro forma amounts include adjustments to reflect interest expense for acquisition-related debt and amortization of goodwill related to the Klippan and Hago acquisitions and adjustments to eliminate the revenues and earnings of the Life Sciences and Engineering Subsidiaries and reflect the Corporation's equity in earnings of Wyle (see Note 3). The pro forma amounts are not necessarily indicative of the consolidated results that would have occurred had the transactions taken place on April 1, 1996, nor are they necessarily indicative of results that may occur in the future.

3.    MERGER OF LIFE SCIENCES AND ENGINEERING SUBSIDIARIES

      On March 16, 1998, the Corporation merged its domestic subsidiaries, KRUG Life Sciences Inc. and Technology Scientific Services, Inc. (the "Subsidiaries"), into Wyle. Wyle provides high-technology testing and technical services to commercial and government customers in the U.S.

      In the merger, the Corporation exchanged its ownership of the Subsidiaries for (i) 3.8 million shares of Series A-1 Preferred Stock that have voting rights and are convertible into approximately 38% of Wyle's common stock;
      (ii) cash of $3,052 received by the Corporation; (iii) shares of Series B Senior Preferred Stock of Wyle that are nonvoting and have a face amount and an aggregate liquidation preference of $954 payable in even increments on December 22, 2003, 2004, and 2005; and (iv) a stock option that entitles the Corporation to purchase approximately 38% of the shares issuable under existing employee stock options of Wyle, as and if such shares are purchased by existing employees. The Series A-1 Preferred Stock bears a cumulative annual dividend of $780. Payment of the dividend is subject to the prior redemption of the Series B Senior Preferred Stock, compliance by Wyle with any applicable loan covenants, and Wyle's availability of funds. In connection with the merger, Wyle assumed approximately $3,300 of the Subsidiaries' working capital debt.

      The Corporation entered into a stockholders agreement with Wyle providing that for so long as the Corporation owns 10% or more of the stock of Wyle, that (i) the Corporation will appoint two of seven directors; (ii) the vote of six of the seven directors or a class vote of each series of preferred stock is necessary for certain significant corporate transactions; and (iii) the Corporation will have demand registration rights beginning nine months after the closing of the merger. The Corporation issued warrants to purchase 25,000 shares of its common stock to investment advisors assisting in the merger (see Note 8).

      The Corporation recognized a partial gain totaling $2,850 as a result of the transaction. Recognition of additional gain was precluded because of the significance of the nonmonetary assets received by the Corporation.

      Summarized financial information of Wyle is presented below:

                                                                          (UNAUDITED)  (UNAUDITED)
                                                                            March 31,    March 31,
                                                                             1999         1998

Current assets                                                              $31,167      $26,774
Property, plant, and equipment, net                                          11,798       11,270
Goodwill                                                                      5,023        5,403
Other assets                                                                  3,350        3,723
                                                                            -------      -------

Total assets                                                                $51,338      $47,170
                                                                            =======      =======

Current liabilities                                                         $20,469      $17,754
Other liabilities                                                             1,826        2,971
Long-term debt                                                               24,625       20,501
Owners' equity                                                                4,418        5,944
                                                                            -------      -------

Total liabilities and equity                                                $51,338      $47,170
                                                                            =======      =======

Corporation's proportionate share of the underlying net assets of Wyle      $ 1,679      $ 2,258
                                                                            =======      =======
Corporation's investment in Wyle, at equity, included in other
  noncurrent assets at March 31                                             $    --      $   122
                                                                            =======      =======


      The Corporation accounts for its investment in Wyle using the equity method of accounting. As a result of losses reported by Wyle, the Corporation recorded losses in its equity investment of $123 and $55 for the fiscal years ended March 31, 1999 and 1998, respectively. The book value of the investment at March 31, 1999 is $0 as a result of recording those losses against the carrying value of the investment. The Corporation's proportional shares of the losses incurred by Wyle subsequent to the adjustment of the carrying value of the investment to $0 must be offset by an equal amount of earnings before any income from the investment can be recognized by the Corporation. The difference between the Corporation's proportionate share of Wyle's net assets and its recorded investment in Wyle is $1,679 at March 31, 1999. This noncash amount will be recognized as income over a period of approximately 15 years once the Corporation's share of the Wyle losses subsequent to the write-off of the Corporation's investment has been offset by future earnings.

4.    DISCONTINUED OPERATIONS

      Leisure Marine Segment - On April 16, 1998, the Corporation sold its Leisure Marine Segment to a company formed by the Segment's management. The purchase price of approximately $15,000 was comprised of approximately $8,100 in cash, deferred payments of $800 due within one year, and the assumption of approximately $6,100 of debt.

      Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to leased properties in Knoxville, Tennessee, and in Toronto, Canada, and to product liability claims for products sold prior to the disposal.

      In connection with alleged obligations under the leases in Knoxville, Tennessee, the landlord filed a lawsuit in December 1998, seeking to recover alleged maintenance costs from the Corporation and one of its subsidiaries and requesting relief from payment of a $200 promissory note due to the

      Corporation. In January 1999, the Corporation filed suit against the landlord demanding payment of the promissory note. Based upon an evaluation of information currently available and consultation with legal counsel, the Corporation has recorded a charge of $220 for discontinued operations. Management believes the lawsuit claims are without merit and intends to aggressively defend it and pursue payment of the note receivable.

      During the year ended March 31, 1998, the Corporation recorded a charge of $830 (net of a tax benefit of $427) to provide for estimated additional product liability losses and increased legal and professional and insurance costs for such discontinued operations.

      During the year ended March 31, 1997, the Corporation recorded a charge of $456 (net of a tax benefit of $235) to provide for estimated additional losses for such discontinued operations. The charge was due to additional repair and maintenance costs relating to the Knoxville property, decreased sublease income from the Knoxville property, increased insurance costs related to product liability claims, and loss of future sublease income caused by the bankruptcy filing of a tenant in the Toronto facility.

      The following is a summary of the provision for losses for discontinued operations:

                                   YEAR ENDED MARCH 31,
                          -----------------------------------
                             1999          1998          1997

Beginning balance         $ 1,575       $   918       $ 1,419
Provision for losses          220         1,257           691
Asset sales                   105
Usage                        (441)         (600)       (1,192)
                          -------       -------       -------

Ending balance            $ 1,459       $ 1,575       $   918
                          =======       =======       =======




      The reserve for losses from discontinued operations represents management's best estimate of the Corporation's liability with regard to resolution of all property and product liability claims for which it may incur liability. These estimates are based on the Corporation's judgments using currently available information as well as consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce its exposure to product liability claims and anticipates it will continue to purchase such insurance policies if available at commercially reasonable rates.

      While the Corporation has based its estimates on its evaluation of available information to date, it is impossible to predict with certainty the ultimate outcome of these contingencies. The Corporation will adjust its estimates of the reserve as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

DISCONTINUED OPERATIONS - SUMMARY BALANCE SHEET INFORMATION

                                                       MARCH 31,
                                         ----------------------------------
                                            1999          1998         1997
Current assets                           $   246       $14,379      $12,829
Property, plant, and equipment, net                      5,579        5,562
Other assets                                             1,123        1,372
                                         -------       -------      -------
    Total assets                             246        21,081       19,763

Current liabilities                          646         9,852        5,924
Other liabilities                            911           919          429
Long-term debt                                           3,043        3,187
                                         -------       -------      -------
    Total liabilities                      1,557        13,814        9,540
                                         -------       -------      -------

    Net assets (liabilities)             $(1,311)      $ 7,267      $10,223
                                         =======       =======      =======

Results of discontinued operations were as follows:

      DISCONTINUED OPERATIONS - SUMMARY STATEMENT OF EARNINGS INFORMATION


                                                              YEAR ENDED MARCH 31,
                                                     -------------------------------------
                                                       1999           1998          1997
Leisure Marine Segment:
  Revenue                                                           $ 32,197       $28,658
                                                                    ========       =======

  Earnings from operations before income taxes                      $  2,667       $ 2,399
  Income taxes                                                           876           909
                                                                    --------       -------
  Earnings from operations after income taxes                          1,791         1,490
  Gain on sale of segment, net of tax of $35         $    587
                                                     --------       --------       -------
                                                          587          1,791         1,490
Industrial Segment:
  Provision for additional estimated costs, net
  of tax for 1998 and 1997                               (220)          (830)         (456)
                                                     --------       --------       -------

      Earnings from Discontinued Operations          $    367       $    961       $ 1,034
                                                     ========       ========       =======

5.    RECEIVABLES


                                                  MARCH 31,
                                          -----------------------
                                            1999           1998
Trade accounts receivable                 $  6,653       $ 10,288
Other                                          655            200
                                          --------       --------
                                             7,308         10,488

Less allowance for doubtful accounts          (134)          (174)
                                          --------       --------

      Total                               $  7,174       $ 10,314
                                          ========       ========


6.    INVENTORIES

                          MARCH 31,
                     ------------------
                       1999        1998

Finished goods       $1,498      $1,599
Work-in-process         965       1,194
Raw materials         2,496       2,207
                     ------      ------

      Total          $4,959      $5,000
                     ======      ======

7.    LONG-TERM DEBT

                                                MARCH 31,
                                         ---------------------
                                            1999          1998

U.K. Variable Rate Loan                  $ 3,236       $ 3,948
U.K. Term Loan                             1,571         1,880
Capital leases                             1,161           875
Finland Loan                                 256
Other                                         54
                                         -------       -------

      Total                                6,278         6,703

Less contractual current maturities       (1,539)       (1,238)
U.K. Loans - reclassified                 (3,808)
                                         -------       -------
      Long-term portion                  $   931       $ 5,465
                                         =======       =======


      The U.K. Variable Rate Loan commenced October 2, 1997 with a U.K. bank. The loan is due March 31, 2003 and is payable in equal quarterly installments of $190 plus interest, at the bank's base rate plus 1.25% (6.75% at March 31, 1999 and 8.25% at March 31, 1998).

      The U.K. Term Loan is a ten-year term loan which commenced in July 1995 with a U.K. bank. The loan has quarterly principal payments of $60, plus interest, at the bank's base rate plus 1.5% (7.0% at March 31, 1999 and 8.5% at March 31, 1998).

      The Finland loan commenced February 5, 1999 with a Finish bank. The loan is due February 5, 2002 and is payable in equal semiannual installments of $43 plus interest at a fixed rate of 3.85% beginning August 2, 1999.

      Substantially all foreign assets (except shares of the foreign subsidiaries) are pledged as collateral for the U.K. Variable Rate and Term Loans. These loans include certain tangible net worth and cash flow covenants relating to the foreign subsidiaries. The Corporation is currently not in compliance with certain covenants, but has received waivers of the covenants at March 31, 1999 from the bank. In conjunction with these loans, the Corporation has agreed to keep $8,032 of cash on deposit at the bank (of which $1,391 has been offset at March 31, 1999 against outstanding bank overdraft balances) until these loans can be renegotiated with new covenants more appropriate for the current operating levels and to eliminate the cash deposit requirements. The net cash on deposit of $6,641 was earning interest at an effective rate of 5.27% at March 31, 1999. Due to the current cash on deposit requirements, the U.K. loan amounts have been reclassified as current debt.

      Annual required payments of debt, including capital leases, before reclassification for the next five years and thereafter are as follows:


2000                     $ 1,542
2001                       1,477
2002                       1,328
2003                       1,133
2004                         435
Thereafter                   363
                         -------
    Total                $ 6,278
                         =======

8.    SHAREHOLDERS' EQUITY

      Stock Option Plans - The Corporation's 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005, of which 43,000 options were available for grant at March 31, 1999. Vesting and option expiration periods are determined by the Board of Directors but may not exceed ten years.

                                                                               RANGE
                                              NUMBER     WEIGHTED-              OF
                                                OF        AVERAGE             EXERCISE
                                              SHARES   EXERCISE PRICE          PRICES


Options outstanding, March 31, 1996          126,640       $2.93           $2.57 - $3.14

Granted                                       75,000        4.50                    4.50
Exercised                                    (74,256)       2.86             2.57 - 3.00
Expired                                       (6,064)       2.57                    2.57
                                          ----------       -----           -------------

Options outstanding, March 31, 1997          121,320        3.96             3.00 - 4.50

Granted                                       15,000        5.13                    5.13
Exercised                                    (32,820)       3.24             3.14 - 4.50
Forfeited                                    (13,000)       4.50                    4.50
                                          ----------       -----           -------------

Options outstanding, March 31, 1998           90,500        4.34             3.00 - 5.13

Granted                                       79,000        1.69                    1.69
Exercised                                    (57,500)       4.66             4.50 - 5.13
Forfeited                                    (15,000)       4.50                    4.50
                                          ----------       -----           -------------

Options outstanding, March 31, 1999           97,000       $1.96           $1.69 - $4.50
                                          ==========       =====           =============

Options exercisable, March 31, 1997           46,320       $3.09           $3.00 - $3.14
                                          ==========       =====           =============

Options exercisable, March 31, 1998           84,500       $4.33           $3.00 - $5.13
                                          ==========       =====           =============

Options exercisable, March 31, 1999           18,000       $3.17           $3.00 - $4.50
                                          ==========       =====           =============
Weighted-average remaining contractual
   life at March 31, 1999                 4.95 years
                                          ==========


      The weighted-average fair value of the options granted during the years ended March 31, 1999, 1998, and 1997 was $0.75, $2.11, and $1.65,
      respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1999, 1998, and 1997, respectively: estimated volatility of 55%, 60%, and 51%; risk-free interest rate of 4.8%, 6.0%, and 6.0%; dividend yield of 0% for all three years; and an expected life of 3.5 years, 2.5 years, and 2.5 years.

      Information with respect to stock options outstanding and exercisable at March 31, 1999, is as follows:

                                            WEIGHTED-AVERAGE
                     EXERCISE   NUMBER         REMAINING        NUMBER
                      PRICES  OUTSTANDING    CONTRACTUAL LIFE  EXERCISABLE

                    $ 1.69      79,000              4.73
                      3.00      16,000              6.60        16,000
                      4.50       2,000              0.61         2,000
                                ------         ---------        ------
                                97,000              4.95        18,000
                                ======         =========        ======


      Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of the Corporation's common stock at the grant date.

      Pro forma net earnings and net earnings per share, had compensation costs been determined using the fair value-based method, follows:


                                                YEAR ENDED MARCH 31,
                                    ---------------------------------------
                                       1999           1998           1997

Net earnings (loss)                 $  (8,692)      $    224      $   2,033
Net earnings (loss) per share:
   Basic                                (1.72)          0.04           0.40
   Diluted                              (1.72)          0.04           0.39



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

      Warrants - The Corporation issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Corporation distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their expiration on January 31, 1998. The Corporation may reduce the purchase price at any time. In January 1999, the Corporation extended the expiration date of the warrants to January 31, 2000.

      The Corporation issued warrants to purchase 25,000 shares of its common stock for $5.75 per share to investment advisors assisting the Corporation in the merger of its Life Sciences and Engineering Subsidiaries (see Note
      3). The weighted-average fair value of these warrants was calculated at $1.37 per share and the Corporation recorded $34 as an expense of the merger for these warrants.

      Treasury Shares - On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation.

      Accumulated Other Comprehensive Income (loss) - Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

                            FOREIGN           MINIMUM           ACCUMULATED
                            CURRENCY          PENSION              OTHER
                           TRANSLATION       LIABILITY         COMPREHENSIVE
                           ADJUSTMENT        ADJUSTMENT        INCOME (LOSS)

March 31, 1998             $1,305            $(617)            $ 688
Current period change        (925)              34              (891)
                           ------            -----             -----

March 31, 1999             $  380            $(583)            $(203)
                           ======            =====             =====



9.    INCOME TAXES

      The provisions for income taxes on continuing operations include the following:


                                          YEAR ENDED MARCH 31,
                                    --------------------------------
                                      1999        1998        1997
Domestic:
   Current                          $   268       $ 332       $  11
   Deferred                           1,445         343         148
                                    -------       -----       -----

Total domestic tax expense            1,713         675         159

Foreign:
   Current                             (135)        228         359
   Deferred                             318         (85)        (68)
                                    -------       -----       -----

Total foreign tax expense               183         143         291
                                    -------       -----       -----

      Total income tax expense      $ 1,896       $ 818       $ 450
                                    =======       =====       =====

      Deferred tax assets recorded in the balance sheets include the following:

                                                             MARCH 31,
                                                      ---------------------
                                                         1999          1998
Domestic:
   Alternative minimum tax credit carryforward        $   320       $   483
   Foreign tax credit carryforwards                     1,071
   Net operating loss carryforwards                                     268
   Provision for loss on discontinued operations          496           536
   Other                                                  205           339
                                                      -------       -------

                                                        2,092         1,626

Less valuation allowance                               (2,092)
                                                      -------       -------
  Total domestic deferred tax assets                       --         1,626

Foreign:
   Net operating loss carryforwards                     1,648           984
   Tax prepayments not currently utilized                 830         1,320
   Depreciation expense                                  (738)         (848)
   Other                                                  396           431
                                                      -------       -------

                                                        2,136         1,887

Less valuation allowance                               (2,136)         (984)
                                                      -------       -------

   Total foreign deferred tax assets                       --           903
                                                      -------       -------

      Net deferred tax assets                         $    --       $ 2,529
                                                      =======       =======


      The differences between income taxes at the federal statutory rate and the effective tax rate were as follows:


                                                                   YEAR ENDED MARCH 31,
                                                            ---------------------------------
                                                             1999          1998        1997

Income taxes at federal statutory rate                      $(2,415)      $    38       $ 514
Foreign tax rate differential                                   148           106         (32)
Changes in valuation allowance                                3,244        (2,125)       (483)
United States deemed dividend                                   268         2,550         469
U.K. pension                                                     22            18         (62)
U.K. amortization of intangibles                                118            70
Impairment of intangible assets                                 447
Other                                                            64           161          44
                                                            -------       -------       -----

      Total income tax expense - continuing operations      $ 1,896       $   818       $ 450
                                                            =======       =======       =====


      The Corporation provided a deferred tax valuation allowance for the domestic tax assets of $2,092 in fiscal 1999, to adjust the net domestic deferred tax asset to $0 at March 31, 1999. Based upon management's assessment, it is more likely than not that none of the domestic deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. The foreign tax credit carryforwards can only be used to offset future foreign source income, and any future foreign source income would likely generate additional foreign tax credits which would offset this income. As a result, the usage of the carryforward foreign tax credits is not likely. A tax planning strategy for usage of the alternative minimum tax credit carryforwards and the other net domestic tax assets is considered more likely than not as well. As a result, a valuation allowance has also been provided for these assets.

      The Corporation provided additional deferred tax valuation allowance for foreign tax assets of $1,152 in fiscal 1999 to adjust the foreign tax deferred tax assets to $0 at March 31, 1999. Based upon management's assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Due to a change in the U.K tax laws effective April 1999, and the net operating loss carryforwards available to offset future taxable income in the U.K., usage of the tax prepayments in the future are considered less likely than not. The usage of the net operating loss carryforwards are also considered less likely than not, as the subsidiaries which generated them have not been profitable for the past two years and these carryforwards can only be used in the future by the subsidiaries which originally generated the tax losses.

      In fiscal 1998, the Corporation reversed the domestic valuation allowance for deferred taxes by $3,156 as a result of management's assessment that it was more likely than not that the domestic tax asset of $1,626 at March 31, 1998 could be realized through implementation of tax planning strategies available to the Corporation at that time. A valuation allowance for foreign net operating loss carryforwards of $984 was established during fiscal 1998 as future use of these net operating loss carryforwards were considered less likely than not.

      In fiscal 1997, the Corporation decreased its domestic valuation allowance for deferred taxes by $640 due to the usage of the domestic net operating loss carryforward and the use of other deferred tax asset items during the year.

      Earnings (loss) from continuing operations before income taxes include $(4,538), $(3,537), and $1,040 in 1999, 1998, and 1997, respectively, of foreign earnings (losses). Undistributed earnings of the foreign subsidiaries aggregated $15,738 at March 31, 1999. To date the Corporation has paid taxes as United States deemed dividends on approximately $17,500.

      The foreign net operating losses at March 31, 1999 were $3,488 for the U.K., without an expiration date, $961 for Germany without an expiration date, and $111 for France which expires on March 31, 2004.

10.   EMPLOYEE BENEFITS

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

      The vested obligation of the foreign plans is calculated as the actual present value to which the employee is entitled to immediately if the employee were to separate.

      Effective February 28, 1997, the Corporation amended its domestic plan to freeze participant benefits and close the plan to new participants. As a result, the Corporation recognized a curtailment gain of $369 for the year ended March 31, 1997 primarily due to the reduction of the projected benefit obligation. During the year ended March 31, 1998, the Corporation recognized a curtailment loss of $190 for a partial plan settlement of pension obligations to vested former employees. The Corporation approved a plan amendment as of March 31, 1998 to terminate its domestic plan. Management expects that, subject to required regulatory approvals, final payment of plan termination benefits will be made by August 31, 1999.

      The components of net pension expense for all plans, excluding the curtailment gain and loss above, were as follows:

                                                                 YEAR ENDED MARCH 31,
                                      -----------------------------------------------------------------------
                                               1999                     1998                      1997
                                      ----------------------   ---------------------    ---------------------
                                        DOMESTIC    FOREIGN     DOMESTIC    FOREIGN     DOMESTIC      FOREIGN

Service cost                                        $ 513                   $ 467       $    434      $ 272
Interest cost                           $ 362         665       $ 422         653            449        493
Expected return on assets                (341)       (803)       (411)       (685)          (825)      (542)
Amortization of prior service cost         49          96          27           8            317         58
                                        -----       -----       -----       -----       --------      -----
Net pension expense                     $  70         471       $  38       $ 443       $    375      $ 281
                                        =====       =====       =====       =====       ========      =====

Weighted-average assumptions:
    Discount rate                        5.99%       5.50%       6.17%       6.50%          7.46%      9.00%
    Expected return on plan assets       6.50%       7.50%       6.50%       7.50%          8.00%      9.00%
    Rate of compensation increase        0.00%       3.75%       0.00%       4.50%          4.50%      7.00%

      Summary information for the plans is as follows:

                                                                            MARCH 31,
                                                      -----------------------------------------------------
                                                               1999                       1998
                                                      -------------------------  --------------------------
                                                      DOMESTIC       FOREIGN       DOMESTIC       FOREIGN
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at the beginning of year            $ 6,166       $ 10,270       $ 5,911       $  6,760
Service cost                                                              513                          467
Interest cost                                              362            665           422            653
Actuarial (gain) loss                                      (69)           474         1,176          2,099
Benefits paid                                             (433)          (104)       (1,343)          (112)
Exchange differences                                                      (89)                         403
                                                       -------       --------       -------       --------
Benefit obligation at end of year                      $ 6,026       $ 11,729       $ 6,166       $ 10,270
                                                       =======       ========       =======       ========


CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year         $ 5,624       $ 10,584       $ 6,343       $  6,870
Actual return on plan assets                               275            714           624          1,667
Company contributions                                                     541                          620
Benefits paid                                             (433)          (104)       (1,343)          (112)
Acquisitions                                                                                         1,348
Exchange differences                                                     (399)                         192
                                                       -------       --------       -------       --------
Fair value of plan assets at end of year               $ 5,466       $ 11,336       $ 5,624       $ 10,585
                                                       =======       ========       =======       ========

Funded (unfunded) status of the plans                  $  (560)      $   (393)      $  (542)      $    314
Unrecognized actuarial loss                                883          1,249           934            434
Unrecognized prior service cost                                           711                          809
                                                       -------       --------       -------       --------
Accrued cost                                           $   323       $  1,567       $   392       $  1,557
                                                       =======       ========       =======       ========

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS

Prepaid benefit cost                                                 $  1,567                     $  1,557
Accrued benefit liability                              $  (560)                     $  (542)
Accumulated other comprehensive income                     883                          934
                                                       -------       --------       -------       --------
Net amount recognized                                  $   323       $  1,567       $   392       $  1,557
                                                       =======       ========       =======       ========

      Defined Contribution Plan - The Corporation had a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees until March 16, 1998. This plan was transferred to Wyle in connection with the merger (see Note 3). The Corporation matched a specific percentage of the employee's contribution as determined periodically by its Board of Directors. Plan expense was $415 in 1998 and $200 in 1997. Effective September 1, 1998, the Corporation adopted a new defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. The plan allows for the Corporation to make discretionary contributions to employees as approved by the Board of Directors. No contributions were made to this plan in 1999.

11.   COMMITMENTS AND CONTINGENCIES

      Leases - The Corporation leases various land, buildings, and equipment (principally for its European operations) under capital and operating lease obligations having noncancelable terms ranging from one to 17 years. Minimum lease commitments as of March 31, 1999 follow:


                                               CAPITAL     OPERATING
                                                LEASES       LEASES

2000                                           $   516       $1,397
2001                                               375          860
2002                                               226          670
2003                                               181          624
2004                                                 4          624
Thereafter                                          25        5,736
                                               -------       ------

Total minimum lease payments                     1,327       $9,911
                                                             ======

Amount representing interest                      (166)
                                               -------
Present value of minimum lease payments          1,161
Less current maturities of capital leases          422
                                               -------
      Long-term portion of capital leases      $   739
                                               =======



      At March 31, 1999 and 1998, buildings and equipment under capital leases of $2,757 and $2,090 (less accumulated depreciation of $926 and $680), respectively, are included in property, plant, and equipment. Rent expense under operating leases was $1,536, $1,716, and $1,171 for the years ended March 31, 1999, 1998, and 1997, respectively.

      Litigation - The Corporation is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any (see Note 4). Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Corporation.

      Consulting Agreements - The Corporation entered into a consulting agreement with its former chairman in April 1996 and terminated its obligation to him under a previous founder's agreement. The remaining obligation under the consulting agreement of $117 and $233 at March 31, 1999 and 1998, respectively, is included in other accrued expenses in the consolidated balance sheets.

12.   RESTRUCTURING AND IMPAIRMENT CHARGES

      In October 1997, the Corporation purchased Klippan for approximately $3,900 in cash, of which $1,892 was allocated to goodwill. This goodwill was being amortized over a five-year life. During fiscal 1999, pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Corporation evaluated the recoverability of the long-lived assets, including intangibles, of Klippan. Market conditions and the competitive environment in which Klippan operates has, to date, prevented the Corporation from increasing Klippan's sales and operating profit to levels anticipated at the time of acquisition. In the fourth quarter of 1999, the Corporation determined that Klippan's unamortized value of goodwill allocated in the purchase was impaired. Accordingly, the Corporation adjusted the goodwill allocated in the purchase to $0, by recording a noncash impairment loss of $1,315.

      During the year ended March 31, 1998, the Corporation recorded restructuring and relocation charges of $1,630 related to its European Housewares businesses. In the restructuring, the Corporation closed it manufacturing facility in Bognor Regis, England, and moved the operations to its facility in Bilston, England. This move was completed in April 1998. Charges were provided for manufacturing plant relocation of $337, employee severance for 105 employees of $436, and rent and other costs related to the vacated facility of $857. Also in fiscal 1998, the Corporation relocated its German sales office. The relocation cost includes severance for five employees and rent and other costs related to the vacated facility.

      During the year ended March 31, 1999, an additional $412 of expense was recorded for additional costs related to the vacated facility. At March 31, 1999, accrued expenses includes $599 for lease exit costs of the Bognor Regis facility.

      In September 1996, the Corporation closed its executive offices in Dayton, Ohio and consolidated its headquarters in Houston, Texas. A restructuring charge of $530 was recorded for such office consolidation during the year ended March 31, 1997. The charge consisted primarily of estimated costs, relating to severance for six employees of $150 and rent, net of sublease income, and other costs related to the vacated office in Dayton, Ohio of $380. At March 31, 1999, accrued expenses included $81 for rent and other expenses payable though June 1999, the lease termination date of the offices in Dayton, Ohio vacated by the Corporation.

      The following is summary of the provision for restructuring and impairment charges:

                                                      MARCH 31,
                                         ----------------------------------
                                           1999          1998        1997
Beginning balance                        $   572       $   340
Provision for Dayton office closure                                  $ 530
Provision for U.K                            412         1,546
Impairment charge                          1,315
Other                                                       84
Usage                                     (1,619)       (1,398)       (190)
                                         -------       -------       -----
Ending balance                           $   680       $   572       $ 340
                                         =======       =======       =====



13.   BUSINESS SEGMENTS AND RELATED INFORMATION

      The Corporation adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1999 which changes the way the Corporation reports information about its operating segments. The information for 1998 and 1997 has been restated to conform to the 1999 presentation.

      The Corporation's two remaining and one merged business units have separate management teams and infrastructures that offer different products and services. The business units are each considered a reportable segment.

      The Corporation's continuing operations consist of its Housewares and Child Safety segments located in Europe and its equity in earnings of Wyle.

      The Housewares segment is composed of Beldray Ltd. and Hago Products Ltd., subsidiaries which manufacture and sell, under various proprietary brand names and private labels, ironing tables, household ladders, rotary dryers, indoor airers, children's safety gates and accessories, and garden equipment. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers, and department stores, primarily in the U.K. and Ireland.

      The Child Safety segment is composed of the Klippan subsidiaries which manufacture and sell, under various proprietary brand names and private labels, children's automobile safety seats. Customers include various retail outlets and wholesalers primarily in the U.K., Finland, Germany, and Sweden.

      The Life Sciences and Engineering segment was composed of two subsidiaries, KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., engaged in basic and applied biotechnological research, support services, and engineering pursuant to contracts primarily with agencies of the U.S. government. The Corporation's ownership of these subsidiaries was exchanged for an equity interest in Wyle on March 16, 1998 (see Note 3). Activity associated with these subsidiaries prior to the exchange with Wyle is reported below. Prior period segment information has not been restated for the merger with Wyle.

      Information concerning the Corporation's continuing operations by segment is presented in the following table:

                                                     REVENUES
                                               YEAR ENDED MARCH 31,
                                       ---------------------------------
                                          1999         1998         1997
Housewares                             $34,832      $41,152      $33,071
Child Safety                            15,463        7,856
Life Sciences and Engineering (3)                    44,686       50,010
                                       -------      -------      -------

    Total Revenues (1)                 $50,295      $93,694      $83,081
                                       =======      =======      =======


                                                                             OPERATING PROFIT (LOSS)
                                                                                YEAR ENDED MARCH 31,
                                                                      -----------------------------------
                                                                          1999          1998          1997

Housewares                                                             $(2,731)      $(2,724)      $   729
Child Safety                                                            (2,923)       (1,121)
Life Sciences and Engineering                                                          2,883         3,592
Corporate Expense                                                       (1,587)       (1,567)       (1,948)
                                                                       -------       -------       -------
                                                                        (7,241)       (2,529)        2,373
Interest expense                                                          (447)       (1,118)         (936)
Interest income                                                            532             7
Equity in loss of Wyle                                                    (123)          (55)
Other income - net                                                         175         3,808            75
                                                                       -------       -------       -------
   Earnings (loss) from continuing operations before income taxes      $(7,104)      $   113       $ 1,512
                                                                       =======       =======       =======


                                             CAPITAL EXPENDITURES
                                              YEAR ENDED MARCH 31,
                                       ---------------------------------
                                         1999         1998         1997

Housewares                             $   104      $ 1,132      $   221
Child Safety                               763          141
Life Sciences and Engineering                           127           72
Corporate                                   16                         2
                                       -------      -------      -------
                                       $   883      $ 1,400      $   295
                                       =======      =======      =======

                                          IDENTIFIABLE ASSETS
                                          YEAR ENDED MARCH 31,
                                   ----------------------------------
                                     1999         1998         1997

Housewares                         $13,758      $19,499      $16,041
Child Safety                         4,656        5,501
Life Sciences and Engineering                                  9,976
Discontinued operations                           7,267       10,223
Corporate                           11,328        7,312        4,845
                                   -------      -------      -------
                                   $29,742      $39,579      $41,085
                                   =======      =======      =======


                                    DEPRECIATION AND AMORTIZATION
                                        YEAR ENDED MARCH 31,
                                   ----------------------------
                                    1999        1998      1997

Housewares                         $  877      $  959      $694
Child Safety                          683         302
Life Sciences and Engineering                      59       115
Corporate                               4          38        14
                                   ------      ------      ----
                                   $1,564      $1,358      $823
                                   ======      ======      ====


      The following tables present revenue by geographic areas of the location of the Corporation's customers:

                          YEAR ENDED MARCH 31,
                   ---------------------------------
                      1999         1998         1997

Europe(2)         $50,295      $49,008      $33,071
United States          --       44,686       50,010
                  -------      -------      -------
  Total           $50,295      $93,694      $83,081
                  =======      =======      =======

      (1) Revenues from tangible products were $56,880 and $44,649, and revenues from services were $36,814 and $38,432 in fiscal 1998 and 1997, respectively. Related cost of goods sold for tangible products was $57,361 and $40,118 and related cost of services was $28,474 and $34,555 in fiscal 1998 and 1997, respectively. All revenue for fiscal 1999 related to tangible products.
      (2) Includes revenues from one customer of $14,477 ($12,773 and $1,704 from the Housewares and Child Safety segments, respectively); $15,238 ($14,550 and $688 from the Housewares and Child Safety segments, respectively); and $11,913 (from the Housewares segment) in fiscal 1999, 1998, and 1997. Revenues from another customer were $5,251 (from the Housewares segment) in fiscal 1999.
      (3) Includes revenues from the U.S. government of $44,139 and $49,808 in fiscal 1998 and 1997, respectively.

14.   RELATED PARTIES

      Effective April 1, 1998, a director of the Corporation entered into a consulting agreement with the Corporation. The director's duties under the agreement are to prepare short-term and intermediate-term acquisition plans and investigate and evaluate potential acquisitions for the Corporation. The amount of time to be devoted by him to his duties will be agreed to by the parties but it is anticipated that, on average, the director will perform approximately 20 hours of service per month. The agreement provides for a fee to the director of $5 per month. The agreement also provides that, during its term, the director will not provide similar services to anyone else. The agreement may be terminated by either party upon 30 days' written notice. The director was paid $60 under this agreement in 1999. Also effective April 1, 1998, the Corporation entered into an identical consulting agreement with Fortuna Advisors, Inc. ("Fortuna"). A director of the Corporation is the sole shareholder and President of Fortuna, which was paid $60 under this agreement in 1999.

      Another director of the Corporation is a member of the law firm of Mulligan & Mulligan. The Corporation paid Mulligan & Mulligan $105, $96, and $99 for legal services in fiscal 1999, 1998, and 1997, respectively. In addition, another director of the Corporation is a member of Smith, Gambrell & Russell, LLP. The Corporation paid Smith, Gambrell & Russell, LLP, $40 and $29 for legal services in fiscal 1999 and 1998, respectively.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                        FISCAL
                                                         Year
                                                         Ended      Fourth          Third         Second          First
                                                        March 31,   Quarter        Quarter        Quarter        Quarter

REVENUES                                                  1999      $ 13,207       $ 11,976       $ 13,368       $ 11,744
                                                          1998        24,123         27,220         22,646         19,705

GROSS PROFIT (Revenues less cost of goods sold)           1999           854            629            675            815
                                                          1998         1,440          2,530          2,090          1,799

EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                            1999        (3,744)        (2,060)        (1,962)        (1,234)
                                                          1998          (796)          (321)           229            183

NET EARNINGS (LOSS)                                       1999        (3,725)        (2,060)        (1,962)          (886)
                                                          1998        (1,204)          (396)           771          1,085

EPS:
   Continuing operations
      Basic                                               1999         (0.75)         (0.41)         (0.39)         (0.24)
                                                          1998         (0.15)         (0.06)          0.04           0.04
      Diluted                                             1999         (0.75)         (0.41)         (0.39)         (0.24)
                                                          1998         (0.15)         (0.06)          0.04           0.04

   Net earnings (loss)
      Basic                                               1999         (0.75)         (0.41)         (0.39)         (0.17)
                                                          1998         (0.23)         (0.08)          0.15           0.21
      Diluted                                             1999         (0.75)         (0.41)         (0.39)         (0.17)
                                                          1998         (0.23)         (0.08)          0.15           0.21

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING:
      Basic                                               1999         4,978          4,978          5,028          5,215
                                                          1998         5,193          5,170          5,160          5,151
      Diluted                                             1999         4,978          4,978          5,028          5,215
                                                          1998         5,193          5,170          5,196          5,183


      Significant activity in the amount reported for the quarter ended March 31, 1999 include a charge for impairment of an intangible asset of $1,315, provisions for losses related to the discontinued Industrial Segment operations of $220, and tax expense of $1,868, primarily related to providing valuation allowances for tax credits and tax loss carryforwards.

16.   EARNINGS PER SHARE


                                                          1999                       1998                        1997
                                                ----------------------       --------------------       ---------------------
                                                       PER SHARE                   PER SHARE                   PER SHARE
                                                 AMOUNT         AMOUNT       AMOUNT        AMOUNT       AMOUNT         AMOUNT
Earnings (loss) from continuing operations      $(9,000)                     $ (705)                    $1,062

Basic -
   Weighted-average shares outstanding            5,049       $  (1.78)       5,168      $  (0.14)       5,135      $    0.21
                                                =======       ========       ======      ========       ======      =========

Diluted:
   Weighted-average shares outstanding            5,049                       5,168                      5,135
   Effect of dilutive securities - options                                                                  58
                                                -------                       -----                      -----
   Total                                          5,049       $  (1.78)       5,168      $  (0.14)       5,193      $    0.20
                                                =======       ========       ======      ========       ======      =========




      The dilutive securities from options were 6 and 31 in 1999 and 1998, respectively, and are not used because that would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporation's Board of Directors is presently comprised of seven persons and is divided into two classes, with one class having four members and the other class three members. One class of directors is elected at each Annual Meeting of Shareholders for a term of two years.

                           DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information about the directors of the Corporation:

                             NAME AND OFFICES                                  DIRECTOR
                      PRESENTLY HELD WITH CORPORATION                           SINCE
                      -------------------------------                           -----
     DIRECTORS WHOSE TERM OF OFFICE EXPIRES IN 1999:
     ----------------------------------------------

     Robert M. Thornton, Jr......................................                1996
          Director,  Chairman, President, Chief Executive
          Officer and Chief Financial Officer

     T. Wayne Holt...............................................                1993
          Director

     James J. Mulligan...........................................                1966
          Director and Secretary

     Ronald J. Vannuki...........................................                1998
          Director

     DIRECTORS WHOSE TERM OF OFFICE EXPIRES IN 2000:
     ----------------------------------------------

     Karen B. Brenner............................................                1996
          Director

     Bernee D.L. Strom...........................................                1996
          Director

     Howard E. Turner............................................                1998
          Director


     Certain information concerning each person listed in the above table, including his or her principal occupation for at least the last five years, is set forth below.

     Robert M. Thornton, Jr., 50, has been Chairman and Chief Executive Officer of the Corporation since September 10, 1998, President since July 16, 1996 and Chief Financial Officer since July 18, 1997. From October 1994 to the present, Mr. Thornton has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

     T. Wayne Holt, 72, was involved continuously with the Corporation's life sciences, aerospace and engineering operations for twenty-two years commencing with his initial employment in 1971 until his initial retirement in 1993. Mr. Holt came out of retirement and was elected President of KRUG Life Sciences Inc., a position he previously held from April 15, 1995 until his second retirement on April 15, 1997. Mr. Holt held a number of positions, including Vice President-Aerospace Group from 1981 to 1988, Assistant to the Chairman, Aerospace Group, from 1988 to 1990, Vice President from May 1990 to February 1991, Executive Vice President from February 1991 to December 31, 1992, and Advisor to the Chairman, Life Sciences and Engineering, from January 1, 1993 to May 1, 1993.

     James J. Mulligan, 77, became Secretary of the Corporation in 1966. Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. Mulligan & Mulligan is general counsel to the Corporation and received $105,063 for legal services rendered during the Corporation's fiscal year ended March 31, 1999.

     Ronald J. Vannuki, 58, has been a registered investment adviser with Strome-Susskind Securities, L.P., a broker and investment adviser, since 1995. From 1988 to 1995, Mr. Vannuki was Managing Director of Drake Capital Securities, Inc., a registered broker-dealer, and from 1990 to 1995 was a Director and Portfolio Manager of Drake Capital Advisers, Inc., a registered investment adviser. From 1987 to 1988, he was President of Los Angeles Securities, a broker-dealer and from 1984 to 1987, he was Vice President of Kayne, Anderson & Co., Inc., a broker-dealer and money manager. Mr. Vannuki is a director of Wyle Laboratories, Inc., a privately held corporation, of which 38% of the equity is owned by the Corporation.

     Karen B. Brenner, 46, has been President of Fortuna Advisors, Inc., an investment advisory firm located in Newport Beach, California, since 1993. Fortuna Advisors, Inc. succeeded to the business of Karen Brenner Registered Investment Advisor which was formed by Ms. Brenner in 1984 and operated by her from 1984 to 1993. Ms. Brenner is a director of Wyle Laboratories, Inc., a privately held corporation, of which 38% of the equity is owned by the Corporation. Ms. Brenner is also a director of Creative Bakeries, Inc.

     Bernee D. L. Strom, 52, has been President, Chief Operating Officer and a Director of Infospace.com, Inc., a leading provider of private label solutions for content and commerce to web sites and internet appliances, since November 1998. Ms. Strom was President and Chief Executive Officer of The Strom Group, an investment and business advisory firm that specializes in startups and turnarounds of high technology companies, from 1990 until 1998. From July 1997 to December 1998, Ms. Strom was a director of Walker Digital, an intellectual property studio, whose first spinout was Priceline.com, an internet commerce company. From April 1995 to June 1997, Ms. Strom was President and Chief Executive Officer of USA Digital Radio Partners, LP, a communications and technology company and a partnership between Gannett Co., Inc., and Westinghouse Electric Corporation. From 1990 to 1994, Ms. Strom was President and Chief Executive Officer of MBS Technologies, Inc., a software publishing company. Ms. Strom is also a director of Polaroid Corporation and a member of the Board of Advisors of the J. L. Kellogg Graduate School of Management of Northwestern University.

     Howard E. Turner, 57, has been a partner in the law firm of Smith, Gambrell & Russell, LLP, since 1971, where he heads one of the firm's corporate sections. Mr. Turner has been involved in numerous corporate mergers, acquisitions and dispositions; in structuring public and private equity and debt financing; and has represented special committees and board of directors of large public companies. Mr. Turner has served as a director of Avlease, Ltd., a lessor of large commercial aircraft, and currently serves as an officer and director of HSR, Ltd. Mr. Turner provides legal services to the Corporation through the law firm, Smith, Gambrell & Russell, LLP, as requested by the Corporation.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation, as of June 9, 1999, their positions with the Corporation and their ages are as follows:

            NAME                                                    OFFICES                                        AGE
            ----                                                    -------                                        ---
Robert M. Thornton, Jr.        Chairman of the Board of Directors, President, Chief Executive Officer              50
                               and Chief Financial Officer
James J. Mulligan              Director and Secretary                                                              77
Mark J. Stockslager            Corporate Controller and Principal Accounting Officer                               39
Marshall  Cooper               Managing Director of Beldray Ltd.                                                   55
David Wright                   Group Managing Director of Klippan Ltd.                                             53

------------------------------

     All officers of the Corporation are elected annually by the Board of Directors.

     With respect to Robert M. Thornton, Jr. and James J. Mulligan, see information set forth above in the Directors Section.

     Mark J. Stockslager has been Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He has been continuously associated with the Corporation's accounting and finance operations since June 1988 and held various positions, including Manager of U.S. Accounting from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

     Marshall Cooper has been Managing Director of Beldray Limited since November 1998 and was Sales Director from December 1990 until November 1998. Prior to December 1990, he held senior management positions with three major housewares companies for more than 10 years.

     David Wright has been Group Managing Director of Klippan since November 1998 and was Managing Director of Klippan's England operations from 1991 to 1998. He has been employed by Klippan and its predecessors since 1970, and has held various managerial positions, including General Manager, Production Manager and Quality Manager.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Corporation and owners of more than 10% of the Corporation's Common Shares to file an initial ownership report with the Securities and Exchange Commission and a monthly or annual report listing any subsequent change in their ownership of Common Shares. The Corporation believes, based on information provided to the Corporation by the persons required to file such reports, that all filing requirements applicable to such persons during the period from April 1, 1998 through March 31, 1999 have been met, except that Karen B. Brenner belatedly filed three reports concerning seven transactions.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table presents for the three fiscal years ended March 31, 1999, the compensation of the Chief Executive Officers during the year ended March 31, 1999 and the other executive officers at March 31, 1999, whose salary and bonus during fiscal 1999 exceeded $100,000.

                                                                              LONG-TERM COMPENSATION
                                                                        -----------------------------------
                                                                               AWARDS            PAYOUTS
                                                                      -------------------------------------
                                            ANNUAL COMPENSATION
                                     ---------------------------------                           LONG-TERM
                                                              OTHER     RESTRICTED   SECURITIES  INCENTIVE
                                                             ANNUAL       STOCK      UNDERLYING    PLAN       ALL OTHER
         NAME AND                      SALARY    BONUS    COMPENSATION    AWARDS      OPTIONS     PAYOUTS   COMPENSATION
      PRINCIPAL POSITION        YEAR    ($)       ($)         ($)          ($)         (#)          ($)         ($)
------------------------      ------  -------  --------   ------------  -----------  ----------  ---------   ----------
ROBERT M. THORNTON, JR.,      1999   $196,700   $     0        $0            $0       20,000         $0       $     0
 Chairman, President,         1998    159,500    35,000 (2)     0             0            0          0         4,785 (3)
 Chief Executive Officer      1997    106,250         0         0             0            0          0        25,979 (4)
 and Chief Financial
 Officer (1)



C. L. HASLAM,                 1999   $ 96,000       $0         $0            $0            0         $0       $96,528 (5)
  Former Chairman             1998    189,500        0          0             0            0          0         5,685 (3)
 and Chief Executive          1997    156,875        0          0             0            0          0         1,125 (3)
 Officer (1)



----------------------------

(1) Mr. Thornton succeeded Mr. Haslam as Chairman and Chief Executive Officer on September 10, 1998.
(2)   This bonus was for services performed in fiscal 1997 and fiscal 1998.
(3) These amounts were contributed by the Corporation under the 401(k) plan for the benefit of the named executives.
(4) This amount includes $24,479 paid to Mr. Thornton under a Consulting Agreement from May 17, 1996 to July 16, 1996.
(5) This amount was paid to Mr. Haslam following his resignation as Chairman and Chief Executive Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows, for the named executive officers, additional information about option grants for the fiscal year ended March 31, 1999.


                                         INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE VALUE
                             ------------------------------------------               AT ASSUMED ANNUAL RATES OF
                               NUMBER OF     % OF TOTAL                               STOCK PRICE APPRECIATION FOR
                                SHARES        OPTIONS                                            OPTION
                              UNDERLYING     GRANTED TO                               ----------------------------
                                OPTIONS      EMPLOYEES    EXERCISE OR                           TERM
                                GRANTED      IN FISCAL     BASE PRICE    EXPIRATION   ----------------------------
       NAME                      (#)           YEAR       ($/SHARE)         DATE.     0%($)      5%($)      10%($)
------------------           -----------    ----------    -----------    ----------   ------    -------    -------
Robert M. Thornton, Jr.        20,000          25.3%        $1.6875      12/21/2003    $0       $4,538    $14,565
C. L. Haslam                         0          N/A           N/A           N/A        N/A        N/A       N/A

----------------------------


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table shows information about stock option exercises during fiscal 1999 and unexercised stock options at March 31, 1999 for the named executive officers.

                                                                          NUMBER OF SHARES
                                                                             UNDERLYING
                                                                             UNEXERCISED      VALUE OF UNEXERCISED
                                                                          OPTIONS AT FISCAL   IN-THE-MONEY OPTIONS
                                             SHARES                           YEAR-END         AT FISCAL YEAR-END
                                          ACQUIRED ON        VALUE          EXERCISABLE/          EXERCISABLE/
              NAME                        EXERCISE (#)    REALIZED ($)    UNEXERCISABLE (#)     UNEXERCISABLE ($)
---------------------------               ------------    ------------    -----------------     -----------------
Robert M. Thornton, Jr.                        0               $0             0/20,000              $0/$3,750
C. L. Haslam                                   0              N/A                N/A                   N/A

----------------------------


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     The following table shows for the named executive officers, additional information about awards during the fiscal year ended March 31, 1999 under long-term incentive plans.

                                                                               ESTIMATED FUTURE PAYOUTS UNDER
                                          NUMBER OF      PERFORMANCE OR         NON-STOCK PRICE-BASED PLANS
                                        SHARES, UNITS     OTHER PERIOD      -----------------------------------
                                           OR OTHER     UNTIL MATURATION    THRESHOLD      TARGET       MAXIMUM
         NAME                            RIGHTS (#)         OR PAYOUT        ($ OR #)     ($ OR #)      ($ OR #)
---------------------------             -------------   -----------------   ---------     --------      --------
Robert M. Thornton, Jr.                      0                N/A             N/A           N/A           N/A
C. L. Haslam                                 0                N/A             N/A           N/A           N/A

---------------------------

                                      OTHER

     Mr. Thornton, Chairman, President, Chief Executive Officer and Chief Financial Officer, is currently employed by the Corporation under the terms of an Employment Agreement effective August 1, 1998. The initial period of the Agreement expires July 31, 1999, but the Agreement continues in force thereafter until either Mr. Thornton or the Corporation provides four months written notice terminating the Agreement. The Agreement provides for an annual base salary of $210,000, plus any increases that may be granted from time to time by the Corporation. Mr. Thornton is also eligible to receive a bonus equal to twenty-five percent of his annual base salary if certain goals, agreed to by the parties to the Agreement, for the current and future fiscal years are met. During the term of his employment, Mr. Thornton is also eligible to participate in any stock option or compensation plan adopted for officers and shall receive the fringe benefits extended by the Corporation to its most highly compensated executives.

     The Agreement also provides for severance payments in the event Mr. Thornton ceases to be employed by the Corporation (whether voluntarily by Mr. Thornton or otherwise) within one year after a change in control of the Corporation (as defined in the Agreement). In such event, the Corporation is required to pay Mr. Thornton an amount equal to one year's base salary. In addition, any stock options held by Mr. Thornton on the date the Agreement is terminated become immediately exercisable and may be exercised by Mr. Thornton within ninety days of the termination of the Agreement, but only if Mr. Thornton terminates the Agreement. While Mr. Thornton is receiving payments pursuant to the Agreement, he is prohibited from competing with the Corporation.

     Mr. Haslam resigned as Chairman and Chief Executive Officer of the Corporation effective September 10, 1998. He was employed by the Corporation under the terms of an Employment Agreement effective May 17, 1996. The Agreement provided for a monthly salary of $15,000, which was increased to $16,000 per month effective June 1, 1998.

                                PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Corporation's Common Shares for its last five fiscal years with the cumulative total return of the American Stock Exchange Market Index and an American Stock Exchange listed market capitalization based peer group index over the same period (assuming investments of $100 in each vehicle on March 31, 1994 and reinvestment of all dividends). The peer group index is comprised of 66 companies and includes all non-financial American Stock Exchange companies with a market capitalization of between $20 and $40 million, which were publicly traded throughout the five-year period. The peer group index was developed by an independent agency. The Corporation is not aware of any appropriate industry or line-of-business index with which to compare itself because of the diversity of the Corporation's businesses and, therefore, it believes a market capitalization index is appropriate.

                                [GRAPH]



                                PERFORMANCE DATA

                                           1994         1995        1996         1997         1998         1999
                                           ----        ------      ------      -------       ------       ------
KRUG International Corp.                   100         125.00      116.67       170.83       187.50        50.00
Peer Group Index                           100          87.67       81.89        80.89        74.44        38.83
Broad AMEX Market Index                    100         105.47      127.50       128.79       168.22       159.18

---------------------------------------

                           FISCAL 1999 AMEX PEER GROUP

     The peer group is comprised of American Stock Exchange non-financial companies with a market value between $20 and 40 million. The only companies meeting this criteria for fiscal 1999 are the following:

Acme United Corp.                    Fortune Natural Resources Corp.               MC Shipping Inc.
Advanced Photonix Cl A               Goldfield Corp.                               McRae Industries Cl A
Autobond Acceptance Corp             HMG/Courtland Prop. Inc.                      Multigraphics Inc.
Avenue Entertainment Group           ILX Resorts Inc.                              Oriole Homes Cl B
B&H Ocean Carriers Ltd.              Income Opportunity Realty Investment          Plymouth Rubber Inc. Cl A
Beard Co.                            Integrated Orthopedics                        Plymouth Rubber Inc. Cl B
BFX Hospitality Corp.                Integrated Tech USA                           Polyphase Corp.
Canyon Resources Corp.               International Airline Supp. Group             Professional Dental Tech
Cardiotech International Inc.        International Remote Imaging Systems          Provena Foods Inc.
CEC Resources Ltd.                   Intersystems Inc.                             Sentry Technology Corp.
CET Environmental Inc.               Jaclyn Inc                                    Soligen Technologies Inc.
Commodore Applied Tech.              Jinpan International Ltd.                     Star Struck Ltd.
Computrac Inc.                       Joule Inc.                                    Stevens International Cl A
Concord Fabrics Inc. A               Killearn Properties Inc.                      Strategia Corp.
Concord Fabrics Inc. B               Kit Manufacturing Co.                         Teletouch Commun.
Continucare Corp.                    Laser Technology Inc.                         Thermwood Corp.
CPS Systems Inc.                     Leather Factory Inc.                          Top Air Manufacturing
Creative Computer Applications       Luxtec Corp.                                  Trans Lux Corp.
Dairy Mart Convenience Cl B          LXR Biotechnology Inc.                        Trio-Tech International
Etz Lavud Ltd. Ord.                  Matec Corp.                                   Tuxis Corporation
EXX Inc. Cl A                                                                      United Foods Inc. Cl A
Farmstead Telephone Gr.                                                            Unimar Co.
Flanigan's Enterprise Inc.                                                         Wendt Bristol Health Services

                     EXECUTIVE COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     The Executive Compensation Committee of the Board of Directors is comprised of three directors who are not employees or former employees of the Corporation. The Committee's stated function is to act in an advisory capacity to the Board with respect to compensation of executives of the Corporation. Except as specifically authorized by the Board, the Committee does not have the authority to fix the compensation of any employee, officer or director of the Corporation. However, since the Committee's creation in 1977, the Board has only on rare occasions not completely adopted the recommendations of the Committee and on those occasions only minor changes were made.

     The goal of the Committee has been to adopt a compensation approach that is basically simple, internally equitable and externally competitive, and that attracts, motivates and retains qualified people capable of contributing to the growth, success and profitability of the Corporation, thereby contributing to long-term shareholder value. Given the size of the Corporation and the limited number of its executive officers, the Committee has traditionally chosen to evaluate each executive individually and on a subjective basis, without resort to mathematical performance formulas. The principle followed is to provide what the Committee believes is suitable compensation based on its subjective evaluation of the executive's contribution to the profitability of the Corporation.

     The three key elements of executive compensation are base salary, short-term incentives and long-term incentives.

     The Corporation's base salaries are intended to be consistent with its understanding of competitive practices, level of responsibility, qualifications necessary for the particular position, and experience. Salary increases reflect the Corporation's belief as to competitive trends, the performance of the individual and the overall financial performance of the Corporation.

     The short-term incentive for an executive is the opportunity to earn an annual cash bonus. In line with the Corporation's normally discretionary approach, the Committee considers all relevant facts and circumstances in evaluating an executive. The Committee considers performance over a period of time, not merely performance in the most recent year. However, in general, the most important consideration is how well the executive has met his individual goals as set forth in the most recent operating plan. Generally, the second most important consideration is the Corporation's overall financial performance in the most recent year. The Committee also considers factors beyond the executive's control, such as general economic conditions, industry trends, inflation, changes in government policies, etc., which may have had a material effect (positive or negative) on an individual's overall performance. After considering all of these factors, the Committee recommends whether or not a particular executive should be awarded a bonus and, if so, the amount.

     While salary and short-term incentives are primarily designed to compensate current and past performance, the main purpose of the long-term incentive compensation program is to directly link management compensation with the long-term interests of shareholders. The Corporation is currently using, as it has for many years, stock options to provide that link. Options are intended to provide strong incentives for superior long-term future performance.

     With respect to the Chairman, President, CEO and CFO (Mr. Thornton), the Committee believes that his base salary is at the low end for positions requiring similar competence, dedication, creativity, experience and leadership qualities.

     With respect to fiscal 1997, the Corporation's 1997 results exceeded the Committee's expectations and the Committee considered recommending a bonus for Mr. Thornton, but concluded to defer such action because, even though a number of important initiatives had been commenced, none had been successfully accomplished at that time.

     With respect to fiscal 1998, while the Committee was disappointed with the Corporation's financial results for 1998, even though there were mitigating circumstances, a number of important actions had been successfully completed: the acquisitions of Hago Products Limited and Klippan Limited; the sale of Sowester Limited; the merger of KRUG Life Sciences Inc. and Technology/Scientific Services, Inc. into Wyle Laboratories, Inc. and the restructuring of the manufacturing and sales functions of the housewares and child safety segments. These actions produced the following important results for the Corporation: the Corporation's presence in the child safety area was rapidly and substantially enlarged; the Corporation's exposure to the risks inherent in the government contracting business was significantly limited; the Corporation's long-term debt was substantially reduced; the Corporation's cash position was greatly improved; and, the Corporation's balance sheet was materially strengthened. These steps rationalized the Corporation's activities and put it in position to continue to pursue an acquisition program with the ultimate goal of increasing shareholder value. Since some of these actions were not completed until after the end of the 1998 fiscal year, the Committee decided to postpone consideration of a bonus for Mr. Thornton until fiscal 1999.

     In November, 1998, the Board of Directors, upon the recommendation of the Committee, awarded Mr. Thornton a cash bonus of $35,000 in recognition of his services in fiscal 1997 and 1998, which were, in considerable part, responsible for the actions and results set forth above. In November 1998, the Directors adopted the recommendation of the Committee and entered into an Employment Agreement with Mr. Thornton, which is described under the heading "Other." The Agreement provides, among other things, that Mr. Thornton can earn a bonus equal to 25% of his annual base salary if goals agreed to by the Corporation and Mr. Thornton are met. For fiscal 1999, it was agreed that Mr. Thornton would be entitled to receive one-half of the bonus if certain specific operating results were achieved during the third and fourth quarters of fiscal 1999 and that the other one-half would be payable wholly at the discretion of the Directors (although the Directors would give consideration to the accomplishment of major tasks, such as the acquisition or divestiture of significant assets, the refinancing of the European loans and the repatriation of U.K. funds). No bonus was paid to Mr. Thornton because the operating results were not achieved and the Corporation's financial results for fiscal 1999 were very disappointing.

     Nonetheless, the Committee believes that Mr. Thornton has the ability, determination, energy, experience, and leadership qualities, as well as a substantial financial interest in the Corporation, to turn the Corporation around and produce acceptable results for the shareholders. As an expression of that confidence, in December 1998, the Corporation granted Mr. Thornton an option to purchase 20,000 shares of the Corporation's common shares at the market price on the date of the grant.

         This report has been submitted by the Executive Compensation Committee:

              Bernee D. L. Strom Karen B. Brenner James J. Mulligan


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Executive Compensation Committee are Mses. Strom (Chairman) and Brenner and Mr. Mulligan. Ms. Brenner is the sole shareholder and President of Fortuna Advisors, Inc. Effective April 1, 1998, Fortuna Advisors, Inc. entered into a Consulting Agreement with the Corporation (see Item 13. Certain Relationships and Related Transactions of this Annual Report on Form
10K). Mr. Mulligan is Secretary of the Corporation and a member of the law firm of Mulligan & Mulligan, general counsel for the Corporation. Mulligan & Mulligan received $105,063 for legal services rendered during the Corporation's 1999 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       PRINCIPAL HOLDERS OF COMMON SHARES

     Set forth below is certain information concerning the entities known by the Board of Directors of the Corporation to be the beneficial owners of more than 5% of the outstanding Common Shares of the Corporation as of June 16, 1999.

                                                                     COMMON SHARES AND WARRANTS TO PURCHASE
                                                                        COMMON SHARES BENEFICIALLY OWNED
                                                                                AS OF 6/16/99 (1)
                                                              ---------------------------------------------------
                                                                            NUMBER
                                                              ----------------------------------
                  NAME AND ADDRESS                                  SHARES              WARRANTS       % OF CLASS
                  ----------------                                  ------              --------       ----------
FORTUNA ADVISORS, INC. (2)                                         704,566               110,662          16.4
1300 Bristol Street North
Suite 100
Newport Beach, CA 92660

KAREN B. BRENNER (2)                                               716,466               110,882          16.6
1300 Bristol Street North
Suite 100
Newport Beach, CA 92660

BAILEYS FAMILY TRUST (3)                                           326,608                52,041           7.6
C/O Karen Brenner
P.O. Box 9109
Newport Beach, CA 92658-9109

STEVEN BAILEYS (4)                                                 612,216               102,982          14.4
C/O Karen Brenner
P.O. Box 9109
Newport Beach, CA 92658-9109

DIMENSIONAL FUND ADVISORS                                          272,949                _____            5.5
1299 Ocean Avenue
Eleventh Floor
Santa Monica, CA 90401

(1) Under applicable Securities and Exchange Commission regulations, shares are treated as "beneficially owned" if a person has or shares voting or investment power with respect to the shares or has a right to acquire the shares within 60 days of June 16, 1999. Unless otherwise indicated, sole voting power and sole investment power are exercised by the named entity. In calculating "% of Class" for an entity, shares which may be acquired by the entity within such 60-day period are treated as owned by the entity and as outstanding shares.

(2) Fortuna Advisors, Inc., 1300 Bristol Street North, Suite 230, Newport Beach, CA 92660, a registered investment advisor, is the beneficial owner of 815,228 shares (including warrants to purchase 110,662 shares) held in clients' accounts. Karen Brenner is the sole shareholder and President of Fortuna Advisors, Inc. and, as such, is also considered to be the beneficial owner of the shares held in clients' accounts by Fortuna Advisors, Inc. Fortuna Advisors, Inc. and Ms. Brenner have no voting power and shared dispositive power with respect to all of these shares. This number also includes the shares and warrants beneficially owned by the Baileys Family Trust and Steven Baileys. Ms. Brenner also owns an additional 12,120 shares (including warrants to purchase 220 shares) of the Corporation.


(3) The Baileys Family Trust has sole voting power and shared dispositive power with respect to all of the shares beneficially owned by it.

(4) Steven Baileys is the Trustee of the Baileys Family Trust and, as such, is also considered to be the beneficial owner of the shares held by the Baileys Family Trust. Steven Baileys has sole voting power and shared dispositive power with respect to all of the shares beneficially owned by him.

     The parties listed above in this section, other than Dimensional Fund Advisors, have filed with the Securities and Exchange Commission, as a group, a
Schedule 13D and amendments thereto under the Securities Exchange Act of 1934 relating to their beneficial ownership of shares of the Corporation. The information set forth herein with respect to beneficial ownership of shares of the Corporation was obtained from Amendment No. 6 to Schedule 13D dated October 22, 1998 and filed April 1, 1999, as supplemented by members of the group. The parties listed above, other than Dimensional Fund Advisors, are sometimes referred to as the Fortuna Group. As a group, the Fortuna Group beneficially owns 1,018,223 shares (including warrants to purchase 365,201 shares) or 19.1% of the outstanding shares of the Corporation.

                        COMMON SHARES OWNED BY MANAGEMENT

     The following table sets forth the number of Common Shares of the Corporation beneficially owned as of June 16, 1999 by each named executive listed in the Summary Compensation Table and by all directors and executive officers as a group.

                                                                        COMMON SHARES BENEFICIALLY OWNED
                                                                              AS OF JUNE 16, 1999
                                                                        ---------------------------------
                                NAME                                         NUMBER          % OF CLASS
                                ----                                    --------------       ------------
Robert M. Thornton, Jr. ...............................................    176,024 (1)          3.5
C. L. Haslam (2) ......................................................          0                0
Directors and Executive Officers as a group (10 persons) ..............  1,441,570 (3)         27.1

(1)   Includes 37,540 shares that may be acquired upon the exercise of warrants.
(2) On September 10, 1998, C. L. Haslam resigned as Chairman and Chief Executive Officer of the Corporation.
(3) Includes 325,889 shares that may be acquired upon the exercise of warrants and 18,000 shares that may be acquired upon the exercise of options within 60 days of June 16, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective April 1, 1998, Ronald J. Vannuki, a director of the Corporation, entered into a Consulting Agreement with the Corporation. Mr. Vannuki's duties under the Agreement are to prepare short-term and intermediate-term acquisition plans and investigate and evaluate potential acquisitions for the Corporation. The amount of time to be devoted by him to his duties will be agreed to by the parties but it is anticipated that Mr. Vannuki on average will perform approximately twenty hours of service per month. The Agreement provides for a fee to Mr. Vannuki of $5,000 per month. The Agreement also provides that, during its term, Mr. Vannuki will not provide similar services to anyone else. The Agreement may be terminated by either party upon thirty days written notice.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

         The following consolidated financial statements of the Corporation and its subsidiaries are set forth in Item 8 of the Annual Report on Form 10-K hereof.

         Independent Auditors' Report.

         Consolidated Balance Sheets -- March 31, 1999 and 1998.

         Consolidated Statements of Earnings -- for the years ended March 31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholders' Equity -- for the years ended March 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows -- for the years ended March 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements -- for the years ended March 31, 1999, 1998 and 1997.

     (a) (2) Financial Statement Schedules

               Independent Auditors' Report -- ..............     At page 64 of this Report.

               Schedule II -- ................................    Valuation and qualifying accounts (at page
                                                                  65 of this Report)

     The information required to be submitted in Schedules I, III, IV and V for KRUG International Corp. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X, and, therefore, those schedules have been omitted.

     (b) Reports on Form 8-K

        During the quarter ended March 31, 1999, the Corporation filed no reports on Form 8-K.

     (c) Exhibits

         The "Index to Exhibits" to this Annual Report on Form 10-K is incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of June, 1999.

                              KRUG INTERNATIONAL CORP.


                              By:           /s/ ROBERT M. THORNTON, JR.
                                   --------------------------------------------
                                              Robert M. Thornton, Jr.
                                       Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:

-------------------------------------------------------------------------------------------------------------------
                  Name                                           Title                                  Date
-------------------------------------------------------------------------------------------------------------------
                                           Director, Chairman , Chief Executive Officer,
/s/ ROBERT M. THORNTON, JR.                President and Chief Financial Officer                    June 18, 1999
------------------------------------------ (principal executive and financial officer)           -----------------
Robert M. Thornton, Jr.

/s/ MARK J. STOCKSLAGER                    Principal Accounting Officer                             June 18, 1999
------------------------------------------ (principal accounting officer)                        ------------------
Mark J. Stockslager

/s/  KAREN B. BRENNER                      Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
Karen B. Brenner

/s/ T. WAYNE HOLT                          Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
T. Wayne Holt

/s/ JAMES J. MULLIGAN                      Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
James J. Mulligan

/s/ BERNEE D. L. STROM                     Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
Bernee D. L. Strom

/s/ HOWARD E. TURNER                       Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
Howard E. Turner

/s/ RONALD J. VANNUKI                      Director                                                 June 18, 1999
------------------------------------------                                                        -----------------
Ronald J. Vannuki

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 KRUG International Corp.
Atlanta, Georgia


We have audited the consolidated financial statements of KRUG International Corp. and Subsidiaries as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 20, 1999 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of KRUG International Corp. and Subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 20, 1999

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              amounts in thousands

      COLUMN A           COLUMN B            COLUMN C                  COLUMN D       COLUMN E
      --------           --------            --------                  --------       --------

                                                       CURRENCY
    ALLOWANCE FOR      BALANCE AT     CHARGED TO     TRANSLATION/     DEDUCTIONS       BALANCE AT
      DOUBTFUL          BEGINNING      COST AND      ACQUISITION/        FROM           0  END
      ACCOUNTS           OF YEAR       EXPENSES     (DISPOSITION)      RESERVES         OF YEAR
    -------------      ----------     ----------    -------------     ----------       ----------
YEAR ENDED
MARCH 31, 1999            $ 174           $ 18             $ (7)          $ 51           $ 134

YEAR ENDED
MARCH 31, 1998            $ 856           $ 21           $ (645)          $ 58           $ 174

YEAR ENDED
MARCH 31, 1997            $ 658          $ 184             $ 54           $ 40           $ 856


   DEFERRED INCOME                                     CURRENCY
      TAX ASSET        BALANCE AT     CHARGED TO     TRANSLATION/   DEDUCTIONS     BALANCE AT
      VALUATION         BEGINNING      COST AND      ACQUISITION/      FROM           END
      ALLOWANCE          OF YEAR       EXPENSES     (DISPOSITION)    RESERVES       OF YEAR
  -----------------    ----------     ----------    -------------   ----------     ----------
YEAR ENDED
MARCH 31, 1999          $ 3,411        $ 3,279         $ (35)       $ 2,427          $ 4,228

YEAR ENDED
MARCH 31, 1998          $ 5,536        $   984         $  47        $ 3,156          $ 3,411

YEAR ENDED
MARCH 31, 1997          $ 6,019        $     -         $ 157        $   640          $ 5,536

                                INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1 Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation's Report on Form 10-K for the year ended March 31, 1998).
         3.2 Code of Regulations of KRUG International Corp., as amended (incorporated by reference to Exhibit 3.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:
         4.1      Loan Facility dated December 8, 1994 among KRUG International
                  (UK) Limited, Beldray Limited and National Westminster Bank (incorporated by reference to Exhibit 4.9 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).
         4.2 Commercial Variable Rate Loan Agreement dated October 2, 1997 among KRUG International (UK) Limited, Bradley International Holdings Limited and National Westminster Bank (incorporated by reference to Exhibit 4.3 of the Corporation's Report on Form 10-K for the year ended March 31, 1998).
         4.3 Supplemental Agreement to the Loan Facility among KRUG International (UK) Limited, Beldray Limited and National Westminster Bank (listed as 4.2 above) dated October 2, 1997 (incorporated by reference to Exhibit 4.5 of the Corporation's Report on Form 10-K for the year ended March 31, 1998).

(10)     MATERIAL CONTRACTS:
         10.1     1995 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 10.3 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).
         10.2 Consulting Agreement between KRUG International Corp. and Maurice F. Krug dated April 30, 1996 (incorporated by reference to Exhibit 10.4 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).
         10.3 Employment Agreement between KRUG International Corp. and Thomas W. Kemp dated October 1, 1996 (incorporated by reference to Exhibit 10.7 of the Corporation's Report on Form 10-K for the year ended March 31, 1997).
         10.4 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the Corporation's Report on Form 10-K for the year ended March 31, 1997).
         10.5 Amended and Restated Stockholder Agreement between Wyle Laboratories, Inc., KRUG International Corp., Westminster Partners L.P. and certain senior managers of Wyle Laboratories, Inc. dated March 16, 1998 (incorporated by reference to Exhibit 10.9 of the Corporation's Report on Form 10-K for the year ended March 31, 1998).
         10.6 Agreement and Plan of Merger by and among KRUG Life Sciences, Inc., Technology/Scientific Services, Inc. and Wyle Laboratories, Inc. dated March 12, 1998 (incorporated by reference to Exhibit 10.1 of the Corporation's Current Report on Form 8-K filed March 31, 1998).
         10.7     Share Sale and Purchase Agreement between KRUG International
                  (UK) Limited and Blakedew Ninety-Four Limited, dated April 16, 1998 (incorporated by reference to Exhibit 10.1 of the Corporation's Current Report on Form 8-K filed May 1, 1998).
         10.8 Deed of Tax Covenant between KRUG International (UK) Limited and Blakedew Ninety-Four Limited, dated April 16, 1998 (incorporated by reference to Exhibit 10.2 of the Corporation's Current Report on Form 8-K filed May 1, 1998).
         10.9 Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. dated November 9, 1998 (incorporated by reference to Exhibit 10.1 of the Corporation's Report on Form 10-Q for the quarter ended December 31, 1998).

(21)     SUBSIDIARIES:
         21.1     List of Subsidiaries.

(23)     CONSENTS OF EXPERTS AND COUNSEL:

         23.1 Consent of Deloitte & Touche LLP dated June 18, 1999 with respect to material incorporated by reference into the KRUG International Corp. Registration Statement on Form S-8 (No. 333-42217) relating to the Corporation's 1997 Employee Stock Purchase Plan, the Registration Statement on Form S-8 (No. 333-06129) relating to the Corporation's 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Corporation's Warrants to purchase Common Shares.

(27)     FINANCIAL DATA SCHEDULES:
         27.1 Financial Data Schedules for the fiscal year ended March 31, 1999.