Form 10-Q
period 1999-06-30
KRUG INTERNATIONAL CORP
filed 1999-08-11
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------------
         COMMISSION FILE NUMBER 1-12607

                            KRUG INTERNATIONAL CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                                     31-0621189
---------------------------------------------                            -------------------
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

                                 (770) 933-7000
                             ----------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.


Yes [X]       No


         The number of Common Shares, without par value, outstanding as of August 5, 1999 was 4,977,530.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     JUNE 30,       MARCH 31,
                                                                       1999           1999
                                                                     --------       --------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                       $  1,654       $  2,680
     Restricted cash (Note 2)                                           4,991          6,641
     Receivables - net                                                  6,020          7,174
     Inventories                                                        4,722          4,959
     Prepaid expenses                                                     948            778
                                                                     --------       --------
         Total Current Assets                                          18,335         22,232

Property, Plant and Equipment, At Cost                                 11,630         11,724
     Less accumulated depreciation                                      5,952          5,796
                                                                     --------       --------
         Property, Plant and Equipment - Net                            5,678          5,928

Pension Asset                                                           1,514          1,567
Other Assets                                                                9             15
                                                                     --------       --------
            Total Assets                                             $ 25,536       $ 29,742
                                                                     ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  7,671       $ 10,129
     Accrued expenses                                                   4,125          4,345
     Income taxes                                                          79            199
     Net current liabilities of discontinued operations                   400            400
     Current maturities of long-term debt                               5,002          5,347
                                                                     --------       --------
         Total Current Liabilities                                     17,277         20,420
Long-term Debt                                                            900            931
Net Non-Current Liabilities of Discontinued Operations                    896            911
                                                                     --------       --------
            Total Liabilities                                          19,073         22,262

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 4,977,530 at June 30, 1999
            and 5,256,230 at March 31, 1999                             2,489          2,628
     Additional paid-in capital                                         3,605          4,829
     Retained earnings                                                    997          1,589
     Treasury shares, at cost, 278,700 shares at March 31, 1999            --         (1,363)
     Accumulated other comprehensive loss                                (628)          (203)
                                                                     --------       --------
                Total Shareholders' Equity                              6,463          7,480
                                                                     --------       --------

                    Total Liabilities and Shareholders' Equity       $ 25,536       $ 29,742
                                                                     ========       ========

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
Revenues                                            $ 11,428       $ 11,744

Cost of Goods Sold                                     9,970         10,929
Selling and Administrative Expenses                    1,807          2,015
Restructuring Charges                                    222             99
                                                    --------       --------

Operating Loss                                          (571)        (1,299)

Other Income (Expense):
     Interest expense                                    (57)          (142)
     Interest income                                      82            116
     Equity in loss of Wyle Laboratories, Inc.            --           (123)
     Other income - net                                    1            176
                                                    --------       --------

Loss From Continuing Operations
     Before Income Taxes                                (545)        (1,272)

Income Tax Expense (Benefit)                              48            (38)
                                                    --------       --------

Loss From Continuing Operations                         (593)        (1,234)

Earnings From Discontinued Operations
         (net of tax of $55)                              --            348
                                                    --------       --------

Net Loss                                            $   (593)      $   (886)
                                                    ========       ========

Loss Per Share:
     Continuing Operations:
         Basic                                      $  (0.12)      $  (0.24)
                                                    ========       ========
         Diluted                                    $  (0.12)      $  (0.24)
                                                    ========       ========

     Net Loss:
         Basic                                      $  (0.12)      $  (0.17)
                                                    ========       ========
         Diluted                                    $  (0.12)      $  (0.17)
                                                    ========       ========

Average Common Shares Outstanding:
     Basic                                             4,978          5,215
                                                    ========       ========
     Diluted                                           4,978          5,215
                                                    ========       ========

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
                                                                    1999          1998
                                                                  -------       -------
Net Cash Used in by Operating Activities                          $(2,180)      $(1,959)

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                   (66)         (118)
     Proceeds from sale of Sowester Limited - net                      --         7,985
     Proceeds from sale of land                                        --           188
     Other                                                             --          (132)
                                                                  -------       -------
         Net Cash Provided by (Used in) Investing Activities          (66)        7,923

Cash Flows From Financing Activities:
     Purchase of treasury stock                                        --          (881)
     Payments on long-term debt                                      (360)         (215)
     Proceeds from exercise of stock options                           --           270
                                                                  -------       -------
         Net Cash Used in Financing Activities                       (360)         (826)

     Effect of Exchange Rate Changes on Cash                          (70)          100
                                                                  -------       -------
Net Increase (Decrease) in Cash                                    (2,676)        5,238

Cash at Beginning of Period                                         9,321         4,205
                                                                  -------       -------

Cash at End of Period                                             $ 6,645       $ 9,443
                                                                  =======       =======

Cash Paid For:
     Income Taxes                                                 $   170       $   325
                                                                  =======       =======
     Interest                                                     $    82       $   260
                                                                  =======       =======

Non-Cash Investing and Financing Activities:
     Capital leases                                               $    40       $   831
                                                                  =======       =======


            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 1999 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 18, 1999. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. -- LONG-TERM DEBT

                                      June 30,      March 31,
                                        1999          1999
                                      -------       -------
         U.K. Variable Rate Loan      $ 3,017       $ 3,236
         U.K. Term Loan                 1,498         1,571
         Capital leases                 1,004         1,161
         Finland Loan                     254           256
         Other                            129            54
                                      -------       -------
              Total                     5,902         6,278
         Less current maturities       (1,480)       (1,539)
         U.K. loans reclassified       (3,522)       (3,808)
                                      -------       -------
              Long-term portion       $   900       $   931
                                      =======       =======

         The U.K. Variable Rate Loan commenced October 2, 1997 with a U.K. bank. The loan is due March 31, 2003 and is payable in quarterly installments of $188 plus interest, at the bank's base rate plus 1.25% (6.25% at June 30, 1999 and 6.75% at March 31, 1999). The U.K. Term Loan is a ten-year loan, which commenced in July 1995 with a U.K. bank. The loan has quarterly principal payments of $60, plus interest, at the bank's base rate plus 1.5% (6.5% at June 30, 1999 and 7.0% at March 31, 1999). The Finland loan commenced February 5, 1999 with a Finnish bank. The loan is due February 5, 2002 and is payable in equal semiannual installments of $43 plus interest at a fixed rate of 3.85% beginning August 2, 1999.

         Substantially all foreign assets (except shares of the foreign subsidiaries) are pledged as collateral for the U.K. Variable Rate and Term Loans. These loans include certain tangible net worth and cash flow covenants relating to the foreign subsidiaries. In conjunction with these loans, the Corporation has agreed to keep $7,708 of cash on deposit at the bank (of which $2,717 has been offset at June 30, 1999 against outstanding bank overdraft balances) until these loans can be renegotiated with new covenants more appropriate for the current operating levels and to eliminate the cash deposit requirements. Due to the current cash deposit requirements, the long-term portion of the U.K. loan amounts of $3,522 have been reclassified as current debt.

NOTE 3. -- INVENTORIES

                                         June 30,   March 31,
                                          1999        1999
                                         ------      ------
         Finished goods                  $1,520      $1,498
         Work-in-process                    842         965
         Raw materials and supplies       2,360       2,496
                                         ------      ------
                                         $4,722      $4,959
                                         ======      ======

NOTE 4. -- INCOME TAXES

         The provision for income taxes is composed of the following:

                        Three Months Ended June 30,
                        ---------------------------
                             1999       1998
                             ----       ----
         Domestic            $ --       $ --
         Foreign               48        (38)
                             ----       ----
                             $ 48       $(38)
                             ====       ====

NOTE 5. -- OTHER INCOME -- NET

         During the three months ended June 30, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale.

NOTE 6. -- RESTRUCTURING CHARGES

         The Corporation recorded a restructuring charge of $222 for severance paid to 18 terminated employees of the European child safety segment in the quarter ended June 30, 1999. The following is a summary of the provision for restructuring charges:

         Balance at March 31, 1999                            $ 680
         Provision for European Child Safety restructuring      222
         Payments for lease exit costs of vacated
           Housewares facility                                 (599)
         Payments for European Child Safety restructuring      (222)
         Other usage                                             (5)
                                                              -----
         Balance at June 30, 1999                             $  76
                                                              =====

         The accrual balance at June 30, 1999 represented the estimated final expenses of a leased office in Dayton, Ohio, which was vacated in October 1996. The lease ended on June 25, 1999, but a final settlement of the lease has not been reached with the landlord.

NOTE 7. -- DISCONTINUED OPERATIONS

         In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial Segment. Remaining obligations related to this segment include final costs under leases of property in Knoxville, Tennessee (which expired December 31, 1998) and product liability claims related to products sold before the disposal of the Industrial Segment. In connection with settling the final obligations under the leases in Knoxville, Tennessee, in December 1998, the landlord filed a lawsuit concerning certain alleged maintenance obligations of the Corporation and one of its subsidiaries and requesting relief from payment of a $200 promissory note due to the Corporation by the landlord. In January 1999, the Corporation filed suit against the landlord demanding payment of the promissory note, other damages due to breach of contract and unjust enrichment and a declaration regarding a payment from a former sub-tenant of the Corporation at the Knoxville location. On June 9, 1999, the parties executed a memorandum of understanding for the purpose of settling the litigation. No gain or loss is expected to be recognized as a result of this settlement.

         On April 16, 1998, the Corporation sold its Leisure Marine Subsidiary to a company formed by the management of the Segment. The purchase price consisted of approximately $15,000, comprised of approximately $8,900 in cash and the assumption of approximately $6,100 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the three months ended June 30, 1998

NOTE 8. -- TREASURY SHARES

         On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation.

NOTE 9. -- COMPREHENSIVE INCOME

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

                                           Three Months Ended
                                         ----------------------
                                         June 30,      June 30,
                                           1999          1998
                                         -------       -------
         Net loss:                       $  (593)      $  (886)
         Other comprehensive
         Loss net of tax:
            Change in equity due to
            foreign currency
            translation adjustments         (426)         (125)
                                         -------       -------
         Comprehensive loss              $(1,019)      $(1,011)
                                         =======       =======

NOTE 10. -- DOMESTIC DEFINED BENEFIT PENSION PLAN

         On July 1, 1999, the directors of the Corporation rescinded the previously approved termination of the Corporation's domestic defined benefit pension plan due to changes in business conditions and the economic environment over the past year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw material and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations and operating performance of minority-owned affiliates.

GENERAL

         During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering Segment, with Wyle Laboratories, Inc. ("Wyle") in exchange for a 38% equity interest in Wyle plus cash and the assumption of debt. The Corporation is reporting for the three months ended June 30, 1999 and 1998, respectively, its equity in Wyle's income or loss as a single line item in its condensed consolidated statements of earnings pursuant to APB No. 18.

         On July 22, 1999, the Corporation announced that it had reached an agreement in principle to sell its Wyle Series A Preferred Stock for $4,000. The sale is conditioned upon Wyle modifying certain terms of the Series B Preferred Stock and stock options currently held and to be retained by the Corporation and is subject to the negotiation of definitive agreements with the Corporation and the other selling stockholders and certain other conditions. Assuming the transaction is effected, the Corporation will report a pretax gain of approximately $4,000 from the sale, which is expected to close in the second quarter of fiscal 2000.

         In April 1998, the Corporation sold its Leisure Marine subsidiary and the results of operations of the segment are included in discontinued operations for the three months ended June 30, 1998.

FINANCIAL SUMMARY
                                    THREE MONTHS ENDED


                                              June 30,
                                     --------------------------
                                       1999              1998
                                     --------          --------
REVENUES:
Housewares                           $  7,681          $  8,255
Child Safety                            3,747             3,489
                                     --------          --------
                                     $ 11,428          $ 11,744
                                     ========          ========

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Housewares                           $     73          $   (388)(a)
Child Safety                             (186)(b)          (470)
                                     --------          --------
                                         (113)             (850)
Corporate expense                        (458)             (449)
                                     --------          --------
Operating Loss                           (571)           (1,299)
Interest expense                          (57)             (142)
Interest income                            82               116
Equity in loss of Wyle
      Laboratories, Inc.                                   (123)
Other income - net                          1               176
                                     --------          --------
Loss from Continuing
Operations before Income Taxes       $   (545)         $ (1,272)
                                     ========          ========

(a) Includes restructuring charge of $99 for the quarter ended June 30, 1998.
(b) Includes restructuring charge of $222 for the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

         Revenues of the European housewares segment for the first quarter of fiscal 2000 decreased by $574 or 7.0% to $7,681 from $8,255 for the same quarter in fiscal 1999. Decreased ladder sales and the unfavorable effect of foreign currency translation of $248 were the causes of the housewares revenue decrease. Sales volume increases were recorded in the current year in the laundry care, children's safety gates and garden product groups as compared to the comparable quarter in fiscal 1999. Revenues of the European child safety segment for the first quarter of fiscal 2000 increased by $258 or 7.4% to $3,747 from $3,489 in the same quarter of fiscal 1999. Increased sales resulted from the redesigned child safety seats that were introduced in August 1999. The sales volume increase was partially offset by a $114 decrease due to the unfavorable effect of foreign currency translation.

         The Corporation recorded a restructuring charge of $222 in the quarter ended June 30, 1999 for the severance paid to 18 terminated employees of the European child safety segment. The reduction in staff was made to eliminate the duplication of services at certain locations and to streamline the delivery of the segment's products to customers. In the quarter ended June 30, 1998, the Corporation recorded restructuring charges of $99 for costs related to a facility vacated by the European housewares segment.

         Gross profit margin (revenue less cost of goods sold) increased to 12.8% for the quarter ended June 30, 1999 from 7.0% for the same quarter of the previous fiscal year. The housewares segment gross profit margin increased to 9.0% from 4.7% last year. All product lines had increased margins. The gross profit margin increases are the result of increased operational efficiencies at the housewares segment's manufacturing facility, which resulted from the organizational changes made during the second half of fiscal 1999. The child safety segment gross profit margin increased to 17.4% from 12.6% from the same quarter last year. Increased sales volume and operating efficiencies resulting from the previously discussed restructuring of the segment resulted in the increased gross profit margin.

         Selling and administrative expense decreased by $208 in the quarter ended June 30, 1999 from the same quarter of the previous fiscal year. The decreased expense resulted from overhead reductions at the housewares and child safety segments over the past year in response to lower than anticipated sales levels and to reduce their breakeven cost levels.

         Interest expense decreased $85 from the prior year as a result of lower U.K. interest rates and reduced U.K. debt levels. Interest income decreased $34 in the quarter ended June 30, 1999 from the same quarter of the prior year as a result of lower interest rates earned and lower levels of cash invested.

         The Corporation recognized $123 as their portion of Wyle's losses in the first quarter of fiscal 1999 under the equity method of accounting. At June 30, 1999, the book value of the Corporation's investment in Wyle was zero as a result of recording a portion of Wyle's losses against the carrying value of the investment. The Corporation's proportional share of losses incurred by Wyle subsequent to the carrying value of the investment being reduced to zero are not recorded by the Corporation but must be offset by an equal amount of earnings before future income, if any, from the investment can be recognized. On July 22, 1999, the Corporation announced it had reached an agreement in principle to sell its Wyle Series A Preferred Stock for $4,000. See the "General" section above for further discussion of this agreement in principle.

          Income tax expense of $48 was recorded for the quarter ending June 30, 1999 for income taxes on profits in Finland and Sweden. No tax benefit has been recognized for current losses in the U.K., Germany and the U.S. The Corporation currently believes their future usage is less likely than not. The Corporation recorded an income tax benefit of $38 in the fiscal 1999 first quarter. The tax benefit is substantially less than the statutory tax rate due to losses incurred in the U.K., Germany and U.S. for which current tax benefits were not recognized due to the future usage of these losses being considered less likely than not.

         The loss from continuing operations was $593 ($0.12 per share) in the first quarter of fiscal 2000 compared to a loss of $1,234 ($0.24 per share) in the first quarter of fiscal 1999. The loss was reduced in the current year primarily due to the operating profits of the European housewares and child safety segments compared to operating losses in the comparable quarter of last year.

DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the subsidiary. The purchase price consisted of approximately $15,000 comprised of approximately $8,900 in cash and the assumption of approximately $6,00 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the three months ended June 30, 1998.

         In fiscal 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to final costs under leases in Knoxville, Tennessee (lease expired December 31, 1998) and product liability claims for products manufactured and sold before the disposal of the Segment. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary.

         In connection with settling the final obligations under the leases in Knoxville, Tennessee, in December 1998, the landlord filed a lawsuit concerning the maintenance obligations of the Corporation and one of its subsidiaries and requesting relief from payment of a $200 promissory note due to the Corporation by the landlord. In January 1999, the Corporation filed suit against the landlord requesting payment of the promissory note, other damages due to breach of contract and unjust enrichment and a declaration regarding a payment from a former sub-tenant of the Corporation at the Knoxville location. On June 9, 1999, the parties executed a memorandum of understanding for the purpose of settling the litigation. No gain or loss is expected to be recognized as a result of this settlement.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $2,180 of cash in operating activities during the first three months of fiscal 2000. Cash was used to fund corporate expense and provide working capital for the European operations.

         At June 30, 1999, the Corporation had outstanding debt of $3,017 under a variable rate loan with a U.K. bank, the proceeds of which were used to purchase Klippan Ltd. in October 1997. The debt is payable in quarterly installments and matures in fiscal 2003. The Corporation also had an outstanding term loan with a U.K. bank relating to the Beldray Ltd. manufacturing facility totaling $1,498 which requires quarterly principal payments and matures in fiscal 2005. The U.K. loan agreements are collateralized by substantially all of the Corporation's U.K. assets, except for shares of the U.K. subsidiaries and these loans include certain tangible net worth and cash flow covenants relating to the U.K. subsidiaries. In conjunction with these loans, the Corporation has agreed to maintain cash of $7,708 on deposit at the bank (of which $2,717 has been offset at June 30, 1999 against outstanding bank overdraft balances) until these loans can be renegotiated with new covenants more appropriate for the current operating levels and to eliminate the cash deposit requirements. At June 30, 1999, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

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

         The Corporation currently has three primary operating locations (Bilston, England, Carlisle, England and Helsinki, Finland) and each location has a designated person responsible for coordinating Year 2000 issues for that location. At the largest location, Bilston, England, the IT system is less than two years old and the IT system, when purchased, was reviewed for Year 2000 compliance. The other two locations are smaller and will require new IT systems (primarily local area networks) for approximately 25 users at each location. Such new IT systems will be installed by the end of 1999. The non-IT systems identified are primarily manufacturing and assembly systems. Key third parties have been and will continue to be contacted to minimize the disruptions in the relationship between the Corporation and such third parties because of the Year 2000 issues. While the Corporation cannot guarantee compliance of third parties, the Corporation will consider alternate sources of supply in the event a key supplier cannot demonstrate its systems or products are Year 2000 compliant.


         The Year 2000 project requires the Corporation to devote considerable internal resources and hire consultants to assist with the implementation and monitoring of the plan, and will require the replacement of certain equipment and replacement or modification of certain software. The Corporation will also be working with its customers and suppliers to ensure business continuity during the potential problem period. In order to validate systems for Year 2000 readiness (both IT and non-IT systems), the Corporation has performed a number of procedures, each as appropriate for the system being verified. For IT systems, the Corporation has, where it is able, simulated the date change to the year 2000 by resetting the system date to December 31, 1999 and then monitoring the effects of the date change. For non-IT systems, the Corporation has been in correspondence with the vendor or manufacturer and sought verification from them that the system has been tested and not failed under Year 2000 conditions. Where the Corporation has any doubt about the system's ability to deal correctly with Year 2000 issues, contingency planning has been performed to evaluate the impact on the business, alternatives to the system in question have been discussed and the need for replacement considered. In addition, the manufacturers of all equipment containing embedded circuitry purchased since November 1998 have confirmed to the Corporation that such equipment was Year 2000 compliant before the equipment was accepted. The Corporation has tested all IT systems and all of the non-IT systems that can be tested, but the non-IT systems tested account for only approximately 20% of all non-IT systems that may be affected by Year 2000 issues.

         The state of completion of each of the five phases and the Corporation's action plan is as follows:

         Evaluating existing IT and non-IT systems of the Corporation - This has been completed.

         Implementing corrective actions to such systems (including testing) - The Corporation is currently testing the systems and the testing is substantially completed.

         Evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues - The Corporation is currently inquiring of significant third parties as to their

Year 2000 preparedness. Significant suppliers, customers and service providers have been contacted and evaluated and will continue to be evaluated as to their Year 2000 preparedness.

         Developing contingency plans with respect to such exposure - Contingency plans have been completed.

         On-going vigilance with respect to Year 2000 developments - This on-going process will not be fully completed until after the significant Year 2000 dates, both prior to January 1, 2000 and after, have passed.

         Costs to Address the Year 2000 Issues - The Corporation currently estimates that the total cost of its Year 2000 project will be approximately $200, which has been or will be expensed as incurred, and will also require approximately $400 of capital expenditures. These costs include approximately $200 of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course of business without regard to the Year 2000 issues. The majority of these costs have yet to be spent.

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

         The Corporation's Contingency Plans - As a component of its Year 2000 project, the Corporation has developed contingency plans to mitigate any projected effects of problems experienced by it, key vendors and service providers and customers in the timely implementation of solutions to Year 2000 problems. The Corporation has completed the contingency plans for each of the three operating locations and will continue to correspond with its key vendors and service suppliers and customers regarding their compliance plans for the Year 2000 issues.

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

The Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates through the European Central Bank ("ECB") between their existing local currencies and the Euro, the EU's single currency. The Euro was adopted as their common legal currency on the date. The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the United Kingdom to certain countries which adopted the Euro. The Corporation believes that the adoption of the Euro has not had a material effect on the operations of its European businesses.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 31, 1998, Springdale Partners, Ltd., an Ohio Limited Liability Company, and Mada Corporation ("Mada") filed a Complaint in the Chancery Court of Knox County, Tennessee, naming KRUG International Corp. and KRUG Properties Inc. ("KRUG Properties") as defendants. The suit relates to industrial property in Knoxville, Tennessee, that the Corporation sold to Springdale Partners, an Ohio General Partnership, in December 1983. As part of the transaction, KRUG Properties leased back a portion of the property from Springdale Partners and the Corporation and KRUG Properties guaranteed the obligations of Mada, the lessee of the other portion of the property. Mada was required to use all reasonable efforts to sublease its portion of the property on terms and conditions approved by the Corporation. As part of the purchase price, Springdale Partners executed a $200,000 promissory note payable to the Corporation due on December 31, 1998, which Springdale Partners failed to pay. As part of its obligations, the Corporation was required to maintain the portion of the property that it leased and return it on December 31, 1998 in as good condition as it was in at the beginning of the lease, excluding ordinary wear and tear and obsolescence. The plaintiffs requested a declaration from the Court concerning the maintenance obligations of the Corporation and KRUG Properties and the status of the $200,000 promissory note. The Corporation and KRUG Properties filed a Motion to Dismiss this action. On January 25, 1999, the Corporation and KRUG Properties filed a Complaint in the Common Pleas Court of Montgomery County, Ohio, relating to this action and naming Springdale Partners, its general partners and Mada as defendants. This case involves substantially the same factual situation as the Knox County, Tennessee, case. The Corporation requested the following relief: (1) judgement on the $200,000 promissory note;
(2) the award of damages due to breach of contract and unjust enrichment; and
(3) a declaration that a payment of $98,545 relating to a sublease belongs to the Corporation and KRUG Properties. The parties agreed to stay the court proceedings. On June 9, 1999, the parties executed a memorandum of understanding for the purpose of settling the litigation. It is anticipated that the settlement details will be completed in mid-August, 1999. No gain or loss is expected to be recognized as a result of this settlement.

ITEM 5. OTHER INFORMATION

CORPORATE STRATEGY

     The Corporation's objective is to increase shareholder value by the investment in and management of businesses which offer growth opportunities. The Corporation evaluates its operating subsidiaries for growth potential and seeks acquisition opportunities for the profitable employment of capital. The Corporation's criteria for an acquisition includes whether the new business presents an opportunity for increased value without regard to current profitability.

     The Corporation currently intends to direct its long-term strategy towards the acquisition, which may include minority interests, of companies in the healthcare and technology areas, as broadly defined. The Corporation believes the healthcare and technology areas offer an opportunity to participate in future growth. The Corporation's initial strategic focus is expected to be deliberately broad but may narrow as acquisition opportunities increase.

     In the short-term, the Corporation will seek and evaluate acquisitions without regard to industry or profitability which it believes provide meaningful U.S. operations and an opportunity to achieve cashflow.

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

                                    KRUG International Corp.

                                    By:    /s/ Mark J. Stockslager
                                        -------------------------------
                                        Mark J. Stockslager
                                        Principal Accounting Officer



Dated:   August 11, 1999