Form 10-Q
period 1999-09-30
KRUG INTERNATIONAL CORP
filed 1999-11-10
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -----------------------

COMMISSION FILE NUMBER  1-12607

                            KRUG INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Ohio                                            31-0621189
-------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (770) 933-7000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes [X]      No [ ]

         The number of Common Shares, without par value, outstanding as of November 5, 1999 was 4,976,285.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 30,    MARCH 31,
                                                                        1999           1999
                                                                       -------       --------
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                         $ 4,450       $  2,680
     Restricted cash (Note 2)                                               --          6,641
     Receivables - net                                                   5,028          7,174
     Inventories                                                         4,691          4,959
     Prepaid expenses                                                      974            778
                                                                       -------       --------
         Total Current Assets                                           15,143         22,232

Property, Plant and Equipment, At Cost                                  11,760         11,724
     Less accumulated depreciation                                       6,148          5,796
                                                                       -------       --------
         Property, Plant and Equipment - Net                             5,612          5,928

Pension Asset                                                            1,516          1,567
Other Assets                                                                60             15
                                                                       -------       --------
            Total Assets                                               $22,331       $ 29,742
                                                                       =======       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank borrowings                                                   $   850       $     --
     Accounts payable                                                    7,234         10,129
     Accrued expenses                                                    3,086          4,345
     Income taxes                                                           82            199
     Net current liabilities of discontinued operations                    150            400
     Current maturities of long-term debt                                  726          5,347
                                                                       -------       --------
         Total Current Liabilities                                      12,128         20,420
Long-term Debt                                                           2,085            931
Net Non-Current Liabilities of Discontinued Operations                   1,078            911
                                                                       -------       --------
            Total Liabilities                                           15,291         22,262

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 4,976,285 at September 30, 1999
            and 5,256,230 at March 31, 1999                              2,488          2,628
     Additional paid-in capital                                          3,604          4,829
     Retained earnings                                                     831          1,589
     Treasury shares, at cost, 278,700 shares at March 31, 1999             --         (1,363)
     Accumulated other comprehensive income (loss)                         117           (203)
                                                                       -------       --------
                Total Shareholders' Equity                               7,040          7,480
                                                                       -------       --------
                    Total Liabilities and Shareholders' Equity         $22,331       $ 29,742
                                                                       =======       ========

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                         -------------------------
                                            1999            1998
                                         -------------------------
Revenues                                  $ 11,941        $ 13,368
Cost of Goods Sold                          10,315          12,993
Selling and Administrative Expenses          1,711           2,210
Restructuring Charges                           --              99
                                         -------------------------
Operating Loss                                 (85)         (1,934)

Other Income (Expense):
     Interest expense                          (99)           (166)
     Interest income                            60             183
     Other income - net                         33              --
                                         -------------------------
Loss Before Income Taxes                       (91)         (1,917)

Income Tax Expense                              74              45
                                         -------------------------
Net Loss                                  $   (165)       $ (1,962)
                                         =========================

Net Loss Per Share:

     Basic                                $  (0.03)       $  (0.39)
                                         =========================
     Diluted                              $  (0.03)       $  (0.39)
                                         =========================
Average Common Shares Outstanding:

     Basic                                   4,977           5,028
                                         =========================
     Diluted                                 4,977           5,028
                                         =========================

             See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    -------------------------
                                                         1999            1998
                                                    -------------------------
Revenues                                             $ 23,369        $ 25,112
Cost of Goods Sold                                     20,285          23,922
Selling and Administrative Expenses                     3,518           4,225
Restructuring Charges                                     222             198
                                                    -------------------------
Operating Loss                                           (656)         (3,233)

Other Income (Expense):
     Interest expense                                    (156)           (308)
     Interest income                                      142             299
     Equity in loss of Wyle Laboratories, Inc.             --            (123)
     Other income - net                                    34             176
                                                    -------------------------
Loss From Continuing Operations
     Before Income Taxes                                 (636)         (3,189)

Income Tax Expense                                        122               7
                                                    -------------------------
Loss From Continuing Operations                          (758)         (3,196)

Earnings From Discontinued Operations

         (net of tax of $55)                               --             348
                                                    -------------------------
Net Loss                                             $   (758)       $ (2,848)
                                                    =========================

Loss Per Share:
     Continuing Operations:

         Basic                                       $  (0.15)       $  (0.63)
                                                    =========================
         Diluted                                     $  (0.15)       $  (0.63)
                                                    =========================
     Net Loss:

         Basic                                       $  (0.15)       $  (0.56)
                                                    =========================
         Diluted                                     $  (0.15)       $  (0.56)
                                                    =========================

Average Common Shares Outstanding:

         Basic                                          4,977           5,112
                                                    =========================
         Diluted                                        4,977           5,112
                                                    =========================

            See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        ------------------------
                                                                            1999            1998
                                                                        ------------------------
Net Cash Used in Operating Activities                                    $(2,107)       $   (421)

Cash Flows From Investing Activities:

     Expenditures for property, plant and equipment                         (111)           (203)
     Proceeds from sale of Sowester Limited - net                             --           8,342
     Proceeds from sale of land                                               --             188
     Other                                                                    --            (132)
                                                                        ------------------------
         Net Cash Provided by (Used in) Investing Activities                (111)          8,195

Cash Flows From Financing Activities:
     Purchase of treasury stock                                               (2)         (1,363)
     Bank borrowings - net                                                   828              --
     Payments on long-term debt                                           (3,555)           (640)
     Proceeds from exercise of stock options                                  --             268
                                                                        ------------------------
         Net Cash Used in Financing Activities                            (2,729)         (1,735)

     Effect of Exchange Rate Changes on Cash                                  76             248
                                                                        ------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                      (4,871)          6,287

Restricted Cash, Cash  and Cash Equivalents at Beginning of Period         9,321           4,205
                                                                        ------------------------
Restricted Cash, Cash  and Cash Equivalents at End of Period             $ 4,450        $ 10,492
                                                                        ========================
Cash Paid For:

     Income Taxes                                                        $   170        $    325
                                                                        ========================
     Interest                                                            $   167        $    314
                                                                        ========================
Non-Cash Investing and Financing Activities:
     Capital leases                                                      $    40        $    863
                                                                        ========================


          See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1999 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 18, 1999. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. -- BANK BORROWINGS AND LONG-TERM DEBT

         Long-Term Debt:

                                      September 30,      March 31,
                                          1999             1999
                                         -------          -------
         U.K. Term Loan                  $ 1,482          $ 1,571
         U.K. Variable Rate Loan              --            3,236
         Capital leases                    1,066            1,161
         Finland Loan                        209              256
         Other                                54               54
                                         -------          -------
              Total                        2,811            6,278
         Less current maturities            (726)          (1,539)
         U.K. loans reclassified              --           (3,808)
                                         -------          -------
              Long-term portion          $ 2,085          $   931
                                         =======          =======

         In September 1999, the Corporation refinanced its U.K. debt. A working capital line of approximately $4,500 was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowing under this line was $850 at September 30, 1999. In conjunction with the refinancing, the U.K. Variable Rate Loan was repaid and restrictions on approximately $4,100 of the Corporation's U.K. cash were removed. The Corporation had previously agreed to keep cash on deposit at the bank until the refinancing was completed due to violations of certain tangible net worth and cash flow covenants in the U.K. Variable Rate and Term Loans. The Corporation was not in compliance with certain covenants of the U.K. Term Loan at September 30, 1999, but received a waiver dated October 15, 1999 of the covenant violations from the bank. The covenants of the U.K. Term Loan were subsequently renegotiated and the Corporation projects it will be in compliance with the new covenants at the end of the current fiscal year, the date on which the waiver of the covenant violation lapses.

NOTE 3. -- INVENTORIES

                                         September 30,    March 31,
                                             1999           1999
                                            ------         ------
         Finished goods                     $1,391         $1,498
         Work-in-process                       940            965
         Raw materials and supplies          2,360          2,496
                                            ------         ------
                                            $4,691         $4,959
                                            ======         ======

NOTE 4. -- INCOME TAXES

         The provision for income taxes is composed of the following:

                                             Three Months Ended
                                                September 30,
                                            ---------------------
                                             1999           1998
                                            ------         ------
         Domestic                           $   --         $   --
         Foreign                                74             45
                                            ------         ------
                                            $   74         $   45
                                            ======         ======

                                               Six Months Ended
                                                 September 30,
                                            ---------------------
                                             1999           1998
                                            ------         ------
         Domestic                           $   --         $   --
         Foreign                               122              7
                                            ------         ------
                                            $  122         $    7
                                            ======         ======

NOTE 5. -- OTHER INCOME - NET

         During the six months ended September 30, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale.

NOTE 6. -- RESTRUCTURING CHARGES

         The Corporation recorded a restructuring charge of $222 for severance paid to 18 terminated employees of the European child safety segment in the six months ended September 30, 1999.

         The following is a summary of the provision for restructuring charges:

         Balance at March 31, 1999                                            $ 680
         Provision for European Child Safety restructuring                      222
         Payments for lease exit costs of vacated Housewares facility          (599)
         Payments for European Child Safety restructuring                      (222)
         Other usage                                                            (35)
                                                                              -----
         Balance at September 30, 1999                                        $  46
                                                                              =====

         The balance at September 30, 1999 represented the estimated final expenses of a leased office in Dayton, Ohio, which was vacated in October 1996. The lease ended on June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been finalized.

NOTE 7. -- DISCONTINUED OPERATIONS

         In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial segment. Remaining obligations related to this segment consist primarily of product liability claims related to products sold before the disposal of the Industrial Segment. Obligations under leases of property in Knoxville, Tennessee (which expired December 31, 1998) were settled with the landlord in August 1999 with no gain or loss recognized as a result of the settlement.

         On April 16, 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the segment. The purchase price was approximately $15,000, comprised of approximately $8,900 in cash and the assumption of approximately $6,100 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the six months ended September 30, 1998.

NOTE 8. -- TREASURY SHARES

         On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation. On September 24, 1999, the directors of the Corporation voted to retire 1,245 common shares purchased by the Corporation in September 1999.

NOTE 9. -- COMPREHENSIVE INCOME

         Effective April 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings for the Corporation includes foreign currency translation adjustments. Total comprehensive income (loss) for the following periods were as follows:

                                                Three Months Ended
                                          -----------------------------
                                          September 30,   September 30,
                                              1999            1998
                                             -----          -------
         Net loss:                           $(165)         $(1,962)
         Other comprehensive
         income net of tax:
            Change in equity due to
            foreign currency
            translation adjustments            745              155
                                             -----          -------
         Comprehensive income (loss)         $ 580          $(1,807)
                                             =====          =======

                                                Six Months Ended
                                          ----------------------------
                                          September 30,  September 30,
                                              1999           1998
                                             -----          -------
         Net loss:                           $(758)         $(2,848)
         Other comprehensive
         income net of tax:
            Change in equity due to
            foreign currency
            translation adjustments            320               30
                                             -----          -------
         Comprehensive loss                  $(438)         $(2,818)
                                             =====          =======


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this document contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, competition in the acquisition market, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations and the operating performance of minority-owned affiliates.

GENERAL

         During March 1998, the Corporation merged KRUG Life Sciences Inc. and Technology/Scientific Services, Inc., its two subsidiaries which comprised the Life Sciences and Engineering segment, with Wyle Laboratories, Inc. ("Wyle") in exchange for a 38% equity interest in Wyle plus cash and the assumption of debt. The Corporation is reporting for the six months ended September 30, 1999 and 1998, respectively, its equity in Wyle's income or loss as a single line item in its condensed consolidated statements of earnings pursuant to APB No. 18.

         The Corporation previously announced that it had reached a definitive agreement to sell its Wyle Series A Preferred Stock for $4,125 and to exchange non-dividend paying Series B Preferred Stock currently held by the Corporation for new 8% Senior Preferred Stock in Wyle's new holding company with a redemption price of approximately $950 in 2003. The closing date of the sale has been extended until November 30, 1999. Wyle has indicated to the Corporation that it expects to complete financing for the transaction and purchase of the Corporation's shares pursuant to the previously announced agreement. Closing of the sale is subject to the purchaser's ability to complete financing for the purchase of the Corporation's shares and substantially all equity held by other non-employee stockholders as well as certain other conditions. Accordingly, there can be no assurance that the transaction will close or will be on terms contained in the definitive agreement.

         In April 1998, the Corporation sold its Leisure Marine subsidiary and the results of operations of the segment are included in discontinued operations for the six months ended September 30, 1998.

FINANCIAL SUMMARY

                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                  SEPTEMBER 30,                  SEPTEMBER 30,
                             ----------------------         ----------------------
                               1999          1998             1999          1998
                             --------      --------         --------      --------
REVENUES:
Housewares                   $  7,993      $  9,482         $ 15,674      $ 17,737
Child Safety                    3,948         3,886            7,695         7,375
                             --------      --------         --------      --------
                             $ 11,941      $ 13,368         $ 23,369      $ 25,112
                             ========      ========         ========      ========
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Housewares                   $    186      $   (787)(b)     $    259      $ (1,167)(b)
Child Safety                      182          (439)              (4)(a)      (909)
                             --------      --------         --------      --------
                                  368        (1,226)             255        (2,076)
Corporate Expense                (453)         (708)            (911)       (1,157)
                             --------      --------         --------      --------
Operating Loss                    (85)       (1,934)            (656)       (3,233)

Interest expense                  (99)         (166)            (156)         (308)
Interest income                    60           183              142           299
Equity in loss of Wyle
    Laboratories, Inc.             --            --               --          (123)
Other income - net                 33            --               34           176
                             --------      --------         --------      --------
Loss from Continuing
Operations before Income
Taxes                        $    (91)     $ (1,917)        $   (636)     $ (3,189)
                             ========      ========         ========      ========

(a) Includes restructuring charge of $222 for the six months ended September 30, 1999.

(b) Includes restructuring charge of $99 and $198 for the three and six months ended September 30, 1998, respectively.

RESULTS OF OPERATIONS

         Revenues of the European housewares segment for the second quarter of fiscal 2000 decreased by $1,489 or 15.7% to $7,993 from $9,482 for the same quarter in fiscal 1999. The decreased revenues resulted from the loss of certain customer listings in fiscal 1999 caused by the segment's manufacturing difficulties last year and by the unfavorable effect of foreign currency translation of $237. Revenues of the European child safety segment for the second quarter of fiscal 2000 increased by $62 or 1.6% to $3,948 from $3,886 in the same quarter of fiscal 1999. Increased sales resulted from the redesigned child safety seats that were introduced in August 1998. The sales volume increase was partially offset by a $117 decrease due to the unfavorable effect of foreign currency translation. Revenues of the European housewares segment for the six months ended September 30, 1999 decreased by $2,063 or 11.6% to $15,674 from $17,737 for the same period last year. Lower sales of all product lines except child safety gates and the unfavorable effect of foreign currency translation of $469 caused the decreased revenues of the segment. Revenues of the European child safety segment for the six months ended September 30, 1999 increased by $320 or 4.3% to $7,695 from $7,375 from the same period last year. The increased revenues were due to the introduction of the redesigned child safety seats, which were partially offset by a $230 decrease due to the unfavorable effect of foreign currency translation.

         The Corporation recorded a restructuring charge of $222 in the six months ended September 30, 1999 for severance paid to 18 terminated employees of the European child safety segment. The reduction in staff was made to eliminate the duplication of services at certain locations and to streamline the delivery of the segment's products to customers. In the three and six months ended September 30, 1998, the Corporation recorded restructuring charges of $99 and $198, respectively, for costs related to a facility vacated by the European housewares segment.

         Gross profit margin (revenue less cost of goods sold) increased to 13.6% for the quarter ended September 30, 1999 from 2.8% for the same quarter of the previous fiscal year. The housewares segment gross profit margin was 9.4% for the quarter ended September 30, 1999, compared to zero gross profit for the same quarter last year. The increase in the current year is the result of increased operational efficiencies at the housewares segment's manufacturing facility which resulted from the organizational changes made during the second half of fiscal 1999. The child safety segment gross profit margin increased to 19.3% from 12.6% from the same quarter last year. Increased sales volume due to the redesigned child safety seats and operating efficiencies resulting from the restructuring of the segment in the first quarter of fiscal 2000 have resulted in the increased gross profit margin. Gross profit margin for the six months ended September 30, 1999 increased to 13.2% compared to 4.7% for the same six months last fiscal year. The housewares segment gross profit margin for the six months increased to 9.2% from 1.7% and the child safety segment margin increased to 18.3% compared to 12.0% for the same period last year. The improved gross profit margins are the result of the changes made by the new management of the two segments over the past twelve months to improve operating efficiencies and reduce overhead costs.

         Selling and administrative expense decreased by $499 in the quarter ended September 30, 1999 from the same quarter of the previous fiscal year and by $707 for the six months ended September 30, 1999 compared to the same period last fiscal year. The decreased expense resulted from overhead reductions at the housewares and child safety segments over the past year to reduce their breakeven cost levels in response to lower than anticipated sales levels. Selling and administrative expenses include costs relating to the Corporation's exchange offer, which expired on September 17, 1999, of $124 and $162, respectively, for the quarter and six months ended September 30, 1999.

         Interest expense decreased $67 in the quarter ended September 30, 1999 from the same quarter of the previous fiscal year and by $152 for the six months ended September 30, 1999 compared to the same period last fiscal year. Interest expense has decreased in the current year as a result of lower U.K. interest rates and reduced U.K. debt levels. Interest income decreased $123 in the quarter ended September 30, 1999 from the same quarter of the prior year and by $157 for the six months ended September 30, 1999 compared to the same period last fiscal year. The decreased interest income resulted from lower levels of cash invested and lower interest rates earned.

         The Corporation recognized $123 as its portion of Wyle's losses in the first half of fiscal 1999 under the equity method of accounting. At September 30, 1999, the book value of the Corporation's investment in Wyle was zero as a result of recording a portion of Wyle's losses against the carrying value of the investment. The Corporation's proportional share of losses incurred by Wyle subsequent to the carrying value of the investment being reduced to zero are not recorded by the Corporation but must be offset by an equal amount of earnings before future income, if any, from the investment can be recognized. The Corporation has announced it has reached an agreement to sell its Wyle Series A Preferred Stock. See the "General" section above for further discussion of this agreement.

         Income tax expense of $74 and $122 was recorded for the quarter and six months ending September 30, 1999, respectively, for income taxes on profits in Finland and Sweden. No tax benefit has been recognized for current losses in the U.K., Germany and the U.S. The Corporation currently believes their future usage is less likely than not. The Corporation recorded an income tax expense of $45 in the fiscal 1999 second quarter and $7 for the six months ended September 30, 1998. The tax benefit is substantially less than the statutory tax rate due to losses incurred in the U.K., Germany and U.S. for which current tax benefits were not recognized due to the future usage of these losses being considered less likely than not.

         The loss from continuing operations was $165 ($0.03 per share) in the second quarter of fiscal 2000 compared to a loss of $1,962 ($0.39 per share) in the second quarter of fiscal 1999. The loss was substantially reduced in the current year primarily due to the operating profits of the European housewares and child safety segments compared to large operating losses by both segments in the comparable quarter of last year. The loss from continuing operations was $758 ($0.15 per share) for the six months ended September 30, 1999 compared to a loss of $3,196 ($0.63 per share) for the comparable period last year.

DISCONTINUED OPERATIONS

         On April 16, 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the subsidiary. The purchase price was approximately $15,000 comprised of approximately $8,900 in cash and the assumption of approximately $6,100 of debt. As a result of the disposal, the Corporation reported a gain of $348 under discontinued operations for the six months ended September 30, 1998.

         In fiscal 1989, the Corporation discontinued the operations of its Industrial segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products manufactured and sold before the disposal of the segment. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary. Obligations under leases of property in Knoxville, Tennessee (which expired December 31, 1998) were settled with the landlord in August 1999 with no gain or loss recognized as a result of the settlement.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $2,107 of cash in operating activities during the first six months of fiscal 2000. Cash was used to provide working capital for the European operations (primarily to reduce accounts payable balances and pay restructuring expenses), to fund corporate expenses and to pay U.S. income taxes.

         In September 1999, the Corporation refinanced its U.K. debt. A working capital line of approximately $4,500 was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowing under this line was $850 at September 30, 1999. In conjunction with the refinancing, the U.K. Variable Rate Loan, which had an outstanding balance of approximately $2,900, was repaid and restrictions on approximately $4,100 of the Corporation's U.K. cash were removed. The Corporation had previously agreed to keep cash on deposit at the bank until the refinancing was completed due to covenant violations under the U.K. Variable Rate and Term Loans. At September 30, 1999, the Corporation had $1,482 outstanding under the U.K. Term Loan relating to the Beldray Ltd. manufacturing facility which has quarterly principal payments and matures in fiscal 2005. The Corporation was not in compliance with certain covenants of the U.K. Term Loan at September 30, 1999, but received a waiver dated October 15, 1999 of the covenant violations from the bank. The covenants of the U.K. Term Loan were subsequently renegotiated and the Corporation projects it will be in compliance with the new covenants at the end of the current fiscal year, the date on which the waiver of the covenant violation lapses. At September 30, 1999, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

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

         Costs to Address the Year 2000 Issues - The Corporation currently estimates that the total cost of its Year 2000 project will be approximately $200, including the cost of capital expenditures. Approximately $75 of the total costs has yet to be spent. These costs include $100 of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course of business without regard to the Year 2000 issues.

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

THE EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates through the European Central Bank ("ECB") between their existing local currencies and the Euro, the EU's single currency. The Euro was adopted as their common legal currency on that date. The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the United Kingdom to certain countries which adopted the Euro. The Corporation believes that the adoption of the Euro has not had a material effect on the operations of its European businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 31, 1998, Springdale Partners, Ltd., an Ohio Limited Liability Company, and Mada Corporation ("Mada") filed a Complaint in the Chancery Court of Knox County, Tennessee, naming KRUG International Corp. and KRUG Properties Inc. ("KRUG Properties") as defendants. The suit related to industrial property in Knoxville, Tennessee, that the Corporation sold to Springdale Partners, an Ohio General Partnership, in December 1983. As part of the transaction, KRUG Properties leased back a portion of the property from Springdale Partners and the Corporation and KRUG Properties guaranteed the obligations of Mada, the lessee of the other portion of the property. Mada was required to use all reasonable efforts to sublease its portion of the property on terms and conditions approved by the Corporation. As part of the purchase price, Springdale Partners executed a $200,000 promissory note payable to the Corporation due on December 31, 1998, which Springdale Partners failed to pay. As part of its obligations, the Corporation was required to maintain the portion of the property that it leased and return it on December 31, 1998 in as good condition as it was in at the beginning of the lease, excluding ordinary wear and tear and obsolescence. On January 25, 1999, the Corporation and KRUG Properties filed a Complaint in the Common Pleas Court of Montgomery County, Ohio, relating to this action and naming Springdale Partners, its general partners and Mada as defendants. This case involves substantially the same factual situation as the Knox County, Tennessee, case. On August 24, 1999, the parties settled this matter by executing mutual global releases. As part of the settlement, the Corporation received cash totaling $150,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 10.1 - Invoice Discounting Agreement (recourse) Between Lombard NatWest Discounting Limited and Beldray Limited, dated September 27, 1999.

         (B) Exhibit 10.2 - Invoice Discounting Agreement (recourse) Between Lombard NatWest Discounting Limited and Klippan Limited, dated September 27, 1999.

         (C) Exhibit 10.3 - Stock Purchase Agreement Between KRUG International Corp. and Wyle Laboratories, Inc., dated September 24, 1999.

         (D) Exhibit 10.4 - Exchange Agreement Between KRUG International Corp. and LTS Holdings, Inc., dated September 24, 1999.

         (E) Exhibit 10.5 - Extension of Closing Date of Stock Purchase Agreement and Exchange Agreement Between KRUG International Corp., Wyle Laboratories, Inc. and LTS Holdings, Inc., dated October 29, 1999.

         (F)      Exhibit 27 - Financial Data Schedule.

         (G)      Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KRUG International Corp.



                                           By: /s/ Mark J. Stockslager
                                               ---------------------------------
                                               Mark J. Stockslager
                                               Principal Accounting Officer

Dated:   November 10, 1999