Form 10-Q
period 1999-12-31
KRUG INTERNATIONAL CORP
filed 2000-02-04
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                              ------------------------   ---------------------

COMMISSION FILE NUMBER  1-12607

                            KRUG INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                       31-0621189
                    ----                                       ----------
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


Yes    X      No
    -------      ------


         The number of Common Shares, without par value, outstanding as of February 1, 2000 was 4,976,285.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,         MARCH 31,
                                                                         1999               1999
                                                                       --------           --------
                      ASSETS
Current Assets:
   Cash and cash equivalents                                           $  8,088           $  2,680
   Restricted cash (Note 3)                                                  --              6,641
   Receivables - net                                                      5,808              7,174
   Inventories                                                            4,512              4,959
   Prepaid expenses                                                         936                778
                                                                       --------           --------
      Total Current Assets                                               19,344             22,232

Property, Plant and Equipment, At Cost                                   11,513             11,724
   Less accumulated depreciation                                          6,278              5,796
                                                                       --------           --------
      Property, Plant and Equipment - Net                                 5,235              5,928

Pension Asset                                                             1,454              1,567
Other Assets                                                                 75                 15
                                                                       --------           --------
        Total Assets                                                   $ 26,108           $ 29,742
                                                                       ========           ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank borrowings                                                     $  1,378           $     --
   Accounts payable                                                       7,162             10,129
   Accrued expenses                                                       3,340              4,345
   Income taxes                                                             849                199
   Net current liabilities of discontinued operations                       150                400
   Current maturities of long-term debt                                     723              5,347
                                                                       --------           --------
      Total Current Liabilities                                          13,602             20,420

Long-term debt                                                            1,762                931
Net non-current liabilities of discontinued operations                    1,034                911
                                                                       --------           --------
      Total Long-term Liabilities                                         2,796              1,842

Shareholders' Equity:
  Common shares, no par value:
    Issued and outstanding, 4,976,285 at December 31, 1999
       and 5,256,230 at March 31, 1999                                    2,488              2,628
   Additional paid-in capital                                             3,604              4,829
   Retained earnings                                                      3,663              1,589
   Treasury shares, at cost, 278,700 shares at March 31, 1999                --             (1,363)
   Accumulated other comprehensive loss                                     (45)              (203)
                                                                       --------           --------
           Total Shareholders' Equity                                     9,710              7,480
                                                                       --------           --------

             Total Liabilities and Shareholders' Equity                $ 26,108           $ 29,742
                                                                       ========           ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                               ---------------------------
                                                 1999               1998
                                               ---------------------------
Revenues                                       $ 11,837           $ 11,976

Cost of Goods Sold                               10,333             11,347
Selling and Administrative Expenses               1,905              2,554
Restructuring Charges                               106                101
                                               --------           --------

Operating Loss                                     (507)            (2,026)

Other Income (Expense):
   Interest expense                                 (56)              (147)
   Interest income                                   77                134
   Other income - net                                 7                 --
                                               --------           --------

Loss From Continuing Operations
   Before Income Taxes                             (479)            (2,039)

Income Tax (Expense) Benefit                        210                (21)
                                               --------           --------

Loss From Continuing Operations                    (269)            (2,060)

Earnings From Discontinued Operations
   (net of tax of $1,055)                         3,101                 --
                                               --------           --------

Net Income (Loss)                              $  2,832           $ (2,060)
                                               ========           ========

Income (Loss) Per Share:
   Continuing Operations:
     Basic                                     $  (0.05)          $  (0.41)
                                               ========           ========
     Diluted                                   $  (0.05)          $  (0.41)
                                               ========           ========

   Net Income (Loss):
     Basic                                     $   0.57           $  (0.41)
                                               ========           ========
     Diluted                                   $   0.57           $  (0.41)
                                               ========           ========

Average Common Shares Outstanding:
     Basic                                        4,976              4,978
                                               ========           ========
     Diluted                                      4,976              4,978
                                               ========           ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                         ---------------------------
                                                           1999               1998
                                                         ---------------------------
Revenues                                                 $ 35,206           $ 37,088

Cost of Goods Sold                                         30,618             35,269
Selling and Administrative Expenses                         5,423              6,779
Restructuring Charges                                         328                299
                                                         --------           --------

Operating Loss                                             (1,163)            (5,259)

Other Income (Expense):
  Interest expense                                           (212)              (455)
  Interest income                                             219                433
  Other income - net                                           41                176
                                                         --------           --------

Loss From Continuing Operations
  Before Income Taxes                                      (1,115)            (5,105)

Income Tax (Expense) Benefit                                   88                (28)
                                                         --------           --------

Loss From Continuing Operations                            (1,027)            (5,133)

Earnings From Discontinued Operations
   (net of tax of $1,055 and $55, respectively)             3,101                225
                                                         --------           --------

Net Income (Loss)                                        $  2,074           $ (4,908)
                                                         ========           ========

Income (Loss) Per Share:
   Continuing Operations:
     Basic                                               $  (0.21)          $  (1.01)
                                                         ========           ========
     Diluted                                             $  (0.21)          $  (1.01)
                                                         ========           ========

   Net Income (Loss):
     Basic                                               $   0.42           $  (0.97)
                                                         ========           ========
     Diluted                                             $   0.42           $  (0.97)
                                                         ========           ========

Average Common Shares Outstanding:
     Basic                                                  4,977              5,067
                                                         ========           ========
     Diluted                                                4,977              5,067
                                                         ========           ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                     1999            1998
                                                                                   --------------------------
Net Cash Provided by (Used in) Operating Activities                                $(2,774)          $    195

Cash Flows From Investing Activities:
   Expenditures for property, plant and equipment                                     (213)              (352)
   Proceeds from sale of Wyle Laboratories, Inc. Series A Preferred Stock            4,125                 --
   Proceeds from sale of Sowester Limited - net                                         --              8,380
   Proceeds from sale of land                                                            7                188
   Other                                                                                --               (132)
                                                                                   -------           --------

      Net Cash Provided by Investing Activities                                      3,919              8,084

Cash Flows From Financing Activities:
   Purchase of treasury stock                                                           (2)            (1,363)
   Bank borrowings - net                                                             1,377                 --
   Payments on long-term debt                                                       (3,765)              (920)
   Proceeds from exercise of stock options                                              --                268
                                                                                   -------           --------

      Net Cash Used in Financing Activities                                         (2,390)            (2,015)

   Effect of Exchange Rate Changes on Cash                                              12                (15)
                                                                                   -------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                                (1,233)             6,249

Restricted Cash, Cash and Cash Equivalents at Beginning of Period                    9,321              4,205
                                                                                   -------           --------

Restricted Cash, Cash and Cash Equivalents at End of Period                        $ 8,088           $ 10,454
                                                                                   =======           ========


Cash Paid For:
    Income Taxes                                                                   $   170           $    325
                                                                                   =======           ========
    Interest                                                                       $   223           $    471
                                                                                   =======           ========


Non-Cash Investing and Financing Activities:
     Capital leases                                                                $    40           $    884
                                                                                   =======           ========


See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 1999 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 18, 1999. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. -- DISCONTINUED OPERATIONS

         On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and cancelled its existing options to acquire Wyle shares. The new Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. A gain of $3,101, net of tax of $1,055, was recognized on the sale of the Series A Preferred Shares. No gain was reported on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The Corporation had accounted for its investment in Wyle under the equity method of accounting. As a result of losses reported by Wyle, the Corporation reported losses in its equity investment of $123 for the nine months ended December 31, 1998. The book value of the investment in Wyle was $0 at November 30, 1999 and March 31, 1999, respectively, as a result of the recording of losses against the carrying value of the investment

         In prior years, the Corporation discontinued the operations and disposed of substantially all of the net assets of its Industrial segment. Remaining obligations related to this segment consist primarily of product liability claims related to products sold before the disposal of the Industrial segment. Obligations under leases of property in Knoxville, Tennessee (which expired December 31, 1998) were settled with the landlord in August 1999 with no gain or loss recognized as a result of the settlement.

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

NOTE 3. -- BANK BORROWINGS AND LONG-TERM DEBT

        Long-Term Debt:
                                        DECEMBER 31,        MARCH 31,
                                            1999             1999
                                        ------------        --------
         U.K. Term Loan                   $ 1,394           $ 1,571
         U.K. Variable Rate Loan               --             3,236
         Capital leases                       854             1,161
         Finland Loan                         198               256
         Other                                 39                54
                                          -------           -------
              Total                         2,485             6,278
         Less current maturities             (723)           (1,539)
         U.K. loans reclassified               --            (3,808)
                                          -------           -------

              Long-term portion           $ 1,762           $   931
                                          =======           =======

         In September 1999, the Corporation refinanced its U.K. debt. A working capital line of approximately $4,500 was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowings under this line were $1,378 at December 31, 1999. In conjunction with the refinancing, the U.K. Variable Rate Loan was repaid and restrictions on approximately $4,100 of the Corporation's U.K. cash were removed. The Corporation had previously agreed to keep cash on deposit at the bank until the refinancing was completed due to violations of certain tangible net worth and cash flow covenants in the U.K. Variable Rate and Term Loans. The Corporation was not in compliance with certain covenants of the U.K. Term Loan at December 31, 1999, but received a waiver of the covenant violations from the bank. The Corporation projects it will be in compliance with the covenants at the end of the current fiscal year, the date on which the waiver of the covenant violations lapses.

NOTE 4. -- INVENTORIES

                                                DECEMBER 31,          MARCH 31,
                                                   1999                 1999
                                                ------------          ---------

         Finished goods                           $1,179               $1,498
         Work-in-process                           1,080                  965
         Raw materials and supplies                2,253                2,496
                                                  ------               ------
                                                  $4,512               $4,959
                                                  ======               ======

NOTE 5. -- INCOME TAXES

         The (provision) benefit for income taxes is composed of the following:

                              THREE MONTHS ENDED DECEMBER 31,
                                 1999                1998
                                -----                ----
         Domestic               $ 202                $ --
         Foreign                    8                 (21)
                                -----                ----
                                $ 210                $(21)
                                =====                ====

                               NINE MONTHS ENDED DECEMBER 31,
                               ------------------------------
                                 1999                1998
                                -----                ----
         Domestic               $ 202                $ --
         Foreign                 (114)                (28)
                                -----                ----
                                $  88                $(28)
                                =====                ====

NOTE 6. -- OTHER INCOME - NET

         During the nine months ended December 31, 1998, the Corporation sold land in Dayton, Ohio for a pre-tax gain of $176. This property was excess to the Corporation's needs and had been listed for sale.

NOTE 7. -- RESTRUCTURING CHARGES

         In December 1999, the Corporation recorded a restructuring charge of $106 related to its European child safety segment. In the restructuring, the Corporation closed its German sales office and charges were provided for severance of two employees and rent and other costs related to a vacated office. In the quarter ended June 30, 1999, the Corporation recorded a restructuring charge of $222 for severance paid to 18 terminated employees of the European child safety segment.

 The following is a summary of the provision for restructuring charges:

         Balance at March 31, 1999                                        $680
         Provisions for European Child Safety restructuring                328
         Payments for lease exit costs of vacated Housewares facility     (599)
         Payments for European Child Safety restructuring                 (222)
         Other usage                                                       (35)
                                                                          ----
         Balance at December 31, 1999                                     $152
                                                                          ====

     The balance at December 31, 1999 includes the $106 charge for the closure of the German sales office and estimated final expenses of a leased office in Dayton, Ohio, which was vacated in October 1996. The lease ended on June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been paid.

NOTE 8. -- TREASURY SHARES

         On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation. On September 24, 1999, the directors of the Corporation voted to retire 1,245 common shares purchased by the Corporation in September 1999.

NOTE 9. - DOMESTIC DEFINED BENEFIT PENSION PLAN

         On July 1, 1999, the directors of the Corporation rescinded the previously approved termination of the Corporation's domestic defined benefit pension plan due to changes in business conditions and the economic environment over the past year.

NOTE 10. -- COMPREHENSIVE INCOME

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

                                                          THREE MONTHS ENDED
                                                 -----------------------------------
                                                 DECEMBER 31,           DECEMBER 31,
                                                     1999                   1998
                                                 ------------           ------------
         Net income (loss):                        $ 2,832                $(2,060)
         Other comprehensive
         Income net of tax:
            Change in equity due to
            foreign currency
            translation adjustments                   (162)                  (238)
                                                   -------                -------

         Comprehensive income (loss)               $ 2,670                $(2,298)
                                                   =======                =======


                                                          NINE MONTHS ENDED
                                                 -----------------------------------
                                                 DECEMBER 31,           DECEMBER 31,
                                                     1999                   1998
                                                 ------------           ------------
         Net income (loss):                        $2,074               $(4,908)
         Other comprehensive
         Income net of tax:
            Change in equity due to
            foreign currency
            translation adjustments                   156                  (208)
                                                   ------               -------

         Comprehensive income (loss)               $2,230               $(5,116)
                                                   ======               =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this document contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, competition in the acquisition market including the healthcare acquisition market towards which the Corporation is currently directing its acquisition efforts, changes in exchange rates, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems, claims for product liability from continuing and discontinued operations.

CORPORATE STRATEGY

         The Corporation's objective is to increase shareholder value by the investment in and management of businesses that offer growth opportunities. The Corporation evaluates its operating subsidiaries for growth potential and seeks opportunities for profitable employment of capital. The Corporation's criteria for acquisitions is to acquire businesses which it believes present an opportunity for increased value without regard to current profitability.

         The Corporation currently intends to direct its long-term acquisition strategy towards acquisition of whole or minority interests in healthcare companies, as broadly defined. The Corporation believes heavy regulation, cost consciousness and consumer empowerment are leading to the convergence of healthcare, technology and safety products, especially products and services which promote wellness, reduce injury or illness, and increase efficiency.

         The Corporation's strategy will not be confined to any sector of the healthcare area, but will encompass sectors the Corporation believes have an opportunity to participate in future growth. The Corporation's initial strategic focus is expected to be deliberately broad but may narrow as acquisition opportunities increase.

         In the short term, the Corporation will seek and evaluate acquisitions without regard to industry or profitability, which it believes provide meaningful U.S. operations and an opportunity to achieve cashflow.

DISPOSAL OF BUSINESS SEGMENTS

         The Corporation evaluates, from time to time, the disposition of its operating subsidiaries when it believes a subsidiary no longer offers suitable opportunities for growth or profitability, or when the Corporation believes better opportunities for utilization of the Corporation's capital would be provided by the disposition of such subsidiary. As a result of such evaluations and to position itself for acquisitions in the U.S., the Corporation has disposed of its Leisure Marine and Life Sciences and Engineering segments during fiscal 1999 and 2000, respectively.

         On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and cancelled its existing options to acquire Wyle shares. The new Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. A gain of $3,101, net of tax of $1,055, was recognized on the sale of the Series A Preferred Shares. The Corporation had accounted for its investment in Wyle under the equity method of accounting. As a result of losses reported by Wyle, the Corporation reported losses in its equity investment of $123 for the nine months ended December 31, 1998. The book value of the investment in Wyle was $0 at November 30, 1999 and March 31, 1999, respectively, as a result of the recording of losses against the carrying value of the investment.

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

FINANCIAL SUMMARY

                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 DECEMBER 31,                            DECEMBER 31,
                                        ---------------------------               ---------------------------
                                          1999               1998                   1999               1998
                                        --------           --------               --------           --------
REVENUES:
Housewares                              $  8,291           $  8,063               $ 23,965           $ 25,800
Child Safety                               3,546              3,913                 11,241             11,288
                                        --------           --------               --------           --------
                                        $ 11,837           $ 11,976               $ 35,206           $ 37,088
                                        ========           ========               ========           ========

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Housewares                              $    289           $ (1,133) (b)          $    548           $ (2,300)(b)
Child Safety                                (137) (a)          (275)                  (141) (a)        (1,184)
                                        --------           --------               --------           --------
                                             152             (1,408)                   407             (3,484)
Corporate Expense                           (659)              (618)                (1,570)            (1,775)
                                        --------           --------               --------           --------
Operating Loss                              (507)            (2,026)                (1,163)            (5,259)

Interest expense                             (56)              (147)                  (212)              (455)
Interest income                               77                134                    219                433
Other income - net                             7                  -                     41                176
                                        --------           --------               --------           --------

Loss from Continuing
Operations before Income
Taxes                                   $   (479)          $ (2,039)              $ (1,115)          $ (5,105)
                                        ========           ========               ========           ========

(a) Includes restructuring charges of $106 and $328 for the three and nine months ended December 31, 1999, respectively.
(b) Includes restructuring charge of $101 and $299 for the three and nine months ended December 31, 1998, respectively.



RESULTS OF OPERATIONS

         Revenues of the European housewares segment for the third quarter of fiscal 2000 increased by $228 or 2.8% to $8,291 from $8,063 for the same quarter in fiscal 1999. The increased sales volume of ironing tables and child safety gates was partially offset by the unfavorable effect of foreign currency translation of $66. Revenues of the European child safety segment for the third quarter of fiscal 2000 decreased by $367 or 9.4% to $3,546 from $3,913 in the same quarter of fiscal 1999. The decreased revenues resulted from lower sales in the U.K. and Germany and by the unfavorable effect of foreign currency translation of $93.

           Revenues of the European housewares segment for the nine months ended December 31, 1999 decreased by $1,835 or 7.1% to $23,965 from $25,800 for the same period last year. Lower sales of all product lines except child safety gates and the unfavorable effect of foreign currency translation of $698 caused the decreased revenues of the segment. Revenues of the European child safety segment for the nine months ended December 31, 1999 decreased by $47 or 0.4% to $11,241 from $11,288 from the same period last year. The decreased revenues were due to the unfavorable effect of foreign currency translation of $327 as sales volume had actually increased slightly during the period.

         In December 1999, the Corporation recorded a restructuring charge of $106 related to its European child safety segment. In the restructuring, the Corporation closed its German sales office due to its poor sales performance and provided for severance of two employees and rent and other costs related to the vacated office. The Corporation recorded a restructuring charge of $222 during the quarter ended June 30, 1999 for severance paid to 18 terminated employees of the European child safety segment. The reduction in staff was made to eliminate the duplication of services and to streamline the delivery of the segment's products to customers. In the three and nine months ended December, 1998, the Corporation recorded restructuring charges of $101 and $299, respectively, for costs related to a facility vacated by the European housewares segment.

         Gross profit margin (revenue less cost of goods sold) increased to 12.7% for the quarter ended December 31, 1999 from 5.3% for the same quarter of the previous fiscal year. The housewares segment gross profit margin was 9.3% for the quarter ended December 31, 1999, compared to a negative 1.4% gross profit for the same quarter last year. The increase in the current year was the result of increased operational efficiencies, primarily lower raw material costs and manufacturing labor overhead, at the housewares segment's manufacturing facility. The child safety segment gross profit margin decreased to 17.6% from 21.2% from the same quarter last year. The decrease in the segment's gross profit margin resulted from increased shipping costs resulting from changes in customer shipping requirements and depreciation expense which increased as a result of new tooling for the redesigned child safety seats which was installed in fiscal 1999.

         Gross profit margin for the nine months ended December 31, 1999 increased to 13.0% compared to 4.9% for the same nine months last fiscal year. The housewares segment gross profit margin for the nine months increased to 9.2% from 0.7% and the child safety segment margin increased to 18.3% compared to 16.7% for the same period last year. The improved gross profit margins for the nine months are the result of the changes made by the new management of the two segments over the past twelve months to improve operating efficiencies and reduce overhead costs as noted in the preceding paragraph.

         Selling and administrative expense decreased by $649 in the quarter ended December 31, 1999 from the same quarter of the previous fiscal year and by $1,356 for the nine months ended December 31, 1999 compared to the same period last fiscal year. The decreased expense resulted from overhead reductions of the housewares and child safety segments over the past year to reduce their cost levels in response to lower than anticipated sales levels. Corporate overhead for the quarter ended December 31, 1999 included legal expenses and proxy solicitation costs of $160 and pension expense of $78. Selling and administrative expenses for the nine months ended December 31, 1999 include costs of $162 relating to the Corporation's exchange offer, which expired on September 17, 1999 and legal and proxy solicitation costs of $240.

         Interest expense decreased $91 in the quarter ended December 31, 1999 from the same quarter of the previous fiscal year and by $243 for the nine months ended December 31, 1999 compared to the same period last fiscal year. Interest expense decreased in the current year as a result of lower U.K. interest rates and reduced U.K. debt levels. Interest income decreased $57 in the quarter ended December 31, 1999 from the same quarter of the prior year and by $214 for the nine months ended December 31, 1999 compared to the same period last fiscal year. The decreased interest income resulted from lower levels of cash invested and lower interest rates earned.

          Income tax benefits of $210 and $88 were recorded for the quarter and nine months ending December 31, 1999, respectively. The U.S. tax benefits was recognized primarily because U.S. tax losses generated by continuing operations may be used to reduce the taxable income generated from the sale of the Wyle A Series Preferred Stock. The tax benefit is substantially less than the statutory tax rate due to losses incurred in the U.K. and Germany for which current tax benefits were not recognized because the future usage of these losses is considered less likely than not. The Finland and Swedish operations had tax expense of $114 for the nine months ended December 31, 1999 as a result of profits in these countries. The Corporation recorded an income tax expense of $21 in the fiscal 1999 third quarter and $28 for the nine months ended December 31, 1998.

         The loss from continuing operations was $269 ($0.05 per share) in the third quarter of fiscal 2000 compared to a loss of $2,060 ($0.41 per share) in the third quarter of fiscal 1999. The loss from continuing operations was $1,027 ($0.21 per share) for the nine months ended December 31, 1999 compared to a loss of $5,105 ($1.01 per share) for the comparable period last year. The losses for the third quarter and nine months were substantially less in the current year primarily due to the operating profits of the European housewares segment compared to a large operating loss by the segment in the comparable quarter of last year. The loss from continuing operations results primarily from corporate expense, which exceeded the subsidiaries' operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $2,774 of cash in operating activities during the first nine months of fiscal 2000. Cash was used to provide working capital for the European operations (primarily to reduce accounts payable balances and pay restructuring expenses), to fund corporate expenses and to pay U.S. income taxes. The sale of the Wyle Series A Preferred Stock on November 30, 1999 generated $4,125 in cash.

         In September 1999, the Corporation refinanced its U.K. debt. A working capital line of approximately $4,500 was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowings under this line were $1,378 at December 31, 1999. In conjunction with the refinancing, the U.K. Variable Rate Loan, which had an outstanding balance of approximately $2,900, was repaid and restrictions on approximately $4,100 of the Corporation's U.K. cash were removed. At December 31, 1999, the Corporation had $1,394 outstanding under the U.K. Term Loan relating to the Beldray Ltd. manufacturing facility which has quarterly principal payments and matures in fiscal 2005. The Corporation was not in compliance with certain covenants of the U.K. Term Loan at December 31, 1999, but has received a waiver of the covenant violations from the bank through March 31, 2000. The Corporation projects it will be in compliance with the Term Loan covenants at the end of the current fiscal year, the date on which the waiver of the covenant violations lapses. At December 31, 1999, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations.

         Obligations remain relating to product liability claims for products manufactured and sold before the disposal of the Corporation's discontinued industrial segment in fiscal 1989. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary. Obligations under leases of property in Knoxville, Tennessee (which expired December 31, 1998) were settled with the landlord in August 1999 with no gain or loss recognized as a result of the settlement.

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

         State of Readiness - The Corporation recognizes the importance of the Year 2000 issues and has given high priority to the planning and implementation of Year 2000 solutions, including contingency planning. The Corporation continues to have underway a Year 2000 project to identify the programs and infrastructure that could be affected by the Year 2000 issues and has implemented a plan to resolve on a timely basis the problems identified. The Corporation's Year 2000 plan generally may be broken into five interrelated phases: (i) evaluating existing information technology ("IT") and non-IT systems of the Corporation, (ii) implementing corrective actions to such systems (including testing), where appropriate, (iii) evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues, (iv) developing contingency plans with respect to such exposure, and (v) on-going vigilance with respect to Year 2000 developments. As mentioned, the scope of the Year 2000 project includes (i) IT systems such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing systems; and (iii) the readiness of key third parties, including suppliers and customers, and electronic data interchange with those key third parties. The evaluation phase of the Year 2000 project included identifying IT and non-IT systems or components that might malfunction or fail as a result of the Year 2000 issues.

         The Corporation currently has three primary operating locations (Bilston, England, Carlisle, England and Helsinki, Finland) and each location has a designated person responsible for coordinating Year 2000 issues for that location. At the largest location, Bilston, England, the IT system is less than two years old and the IT system, when purchased, was reviewed for Year 2000 compliance. The other two locations are smaller and required new IT systems (primarily local area networks) for approximately 25 users at each location. Such new IT systems were installed in 1999. The non-IT systems identified are primarily manufacturing and assembly systems. Key third parties were contacted to minimize the disruptions in the relationship between the Corporation and such third parties because of the Year 2000 issues.

         The Year 2000 project required the Corporation to devote considerable internal resources and hire consultants to assist with the implementation and monitoring of the plan, and required the replacement of certain equipment and replacement or modification of certain software. The Corporation continues to work with its customers and suppliers to ensure business continuity during the potential problem period. In order to validate systems for Year 2000 readiness (both IT and non-IT systems), the Corporation performed a number of procedures, each as appropriate for the system being verified. For IT systems, the Corporation, where it was able, simulated the date change to the year 2000 by resetting the system date to December 31, 1999 and then monitoring the effects of the date change. For non-IT systems, the Corporation was in correspondence with the vendor or manufacturer and sought verification from them that the system has been tested and not failed under Year 2000 conditions. Where the Corporation had any doubt about the system's ability to deal correctly with Year 2000 issues, contingency planning was performed to evaluate the impact on the business, alternatives to the system in question have been discussed and the need for replacement considered. In addition, the manufacturers of all equipment containing embedded circuitry purchased since November 1998 have confirmed to the Corporation that such equipment was Year 2000 compliant before the equipment was accepted. The Corporation tested all IT systems and all of the non-IT systems that could be tested, but the non-IT systems tested account for only approximately 20% of all non-IT systems that may have been affected by Year 2000 issues.

         The state of completion of each of the five phases and the Corporation's action plan is as follows:

         Evaluating existing IT and non-IT systems of the Corporation - This has been completed.

         Implementing corrective actions to such systems (including testing) - The Corporation has completed the testing of the systems.

         Evaluating the Corporation's exposure to third parties' failures to adequately address Year 2000 issues The Corporation inquired of significant third parties as to their Year 2000 preparedness. Significant suppliers, customers and service providers were contacted and evaluated and will continue to be evaluated as to their Year 2000 preparedness.

         Developing contingency plans with respect to such exposure - Contingency plans have been completed.

         On-going vigilance with respect to Year 2000 developments - This on-going process will not be fully completed until after the significant Year 2000 dates, both prior to January 1, 2000 and after, have passed.

         Costs to Address the Year 2000 Issues - The total cost of its Year 2000 project to date was approximately $250, including the cost of capital expenditures. These costs include $100 of normal system software and equipment upgrades and replacements, which the Corporation anticipated incurring in the ordinary course of business without regard to the Year 2000 issues.

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

         The Corporation has not experienced any Year 2000 related (IT or non-IT) problems post-December 31, 1999 with its operations or any customers or suppliers. We will continue to monitor Year 2000 issues during the year as other critical Year 2000 dates approach.

         The total cost of the Corporation's Year 2000 project and the dates by which the Corporation expects to complete portions of its Year 2000 compliance program are based on management's best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issues and, in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates can be achieved and actual results could differ materially from those anticipated.

THE EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates through the European Central Bank ("ECB") between their existing local currencies and the Euro, the EU's single currency. The Euro was adopted as their common legal currency on that date. The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the United Kingdom to certain additional countries which adopted the Euro. The Corporation believes that the adoption of the Euro has not had a material effect on the operations of its European businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Joseph M. Girard, a shareholder of the Corporation, ("Girard") filed a complaint on November 12, 1999 to enjoin alleged violations of Section 14(A) of Securities Exchange Act of 1934 and seeking declaratory relief (hereinafter "Complaint") against the Corporation. The Complaint sought to prohibit the Corporation from further soliciting and from using proxies for the annual shareholders' meeting, which was scheduled for November 19, 1999, because the proxy statement and form of proxy did not disclose Plaintiff's proposed, but improperly nominated, slate of directors. At the time of the injunction, the Corporation had received proxies totaling 4,052,837 shares (81.4%) in favor of the management nominees.

         On November 16, 1999, the Court issued a temporary restraining order and order to show cause, scheduling the matter for a preliminary injunction hearing on November 30, 1999. The temporary restraining order enjoined the Corporation from conducting the annual shareholders' meeting on November 19, 1999. On November 30, 1999, the Court issued a preliminary injunction providing that during the pendency of the action, the Corporation is enjoined from 1) conducting the annual shareholders' meeting until such time as it has amended its proxy statement and proxy with thirty (30) days notice to shareholders, to include the slate of nominees of Plaintiff Girard; and 2) using the proxies which were solicited by means of the proxy statement and proxy in the form dated October 21, 1999. The preliminary injunction order also required Plaintiff to post a security bond of $25,000.

         In December 1999, Plaintiff requested that the Court modify the preliminary injunction to require that the Corporation reschedule the annual meeting, to include Plaintiff's alternative slate in the Corporation's proxy statement and proxy, and certain other affirmative action. By order dated January 18, 2000, the Court denied Plaintiff's motion to modify the preliminary injunction.

         The Corporation filed its Answer on December 20, 1999 and on December 29, 1999, the Corporation filed its notice of appeal the preliminary injunction. In the Answer and its appeal, the Corporation set forth its beliefs that: 1) the Corporation was not required to include Girard's proposal in its proxy statement and proxy under SEC Rule 14a-8(i)(8), which provides that shareholder proposals relating to an election for membership on a company's board of directors do not have to be included in the company's proxy statement and proxy; and 2) that Plaintiff Girard's alternative slate was not properly nominated under the Corporation's Code of Regulations and were not in compliance with Item 401(e) of Regulation S-K.

         The District Court has scheduled this matter for a trial beginning March 21, 2000. The Corporation intends to vigorously pursue its appeal and to defend its position in any trial of the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 27 - Financial Data Schedule.

         (B) Reports on Form 8-K - On December 10, 1999, the Corporation filed a report on Form 8-K and reported pursuant to Item 2 - Acquisition or Disposition of Assets, the sale of its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock to the management of Wyle as part of a leverage management buy-out of Wyle, the exchange of its non-dividend paying Series B Preferred Stock in Wyle of Senior Preferred of LTS Holdings, Inc., Wyle's new parent company and the canceling of its existing stock options to acquire Wyle shares.

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





Dated:   February 4, 2000