Form 10-K405
period 2000-03-31
KRUG INTERNATIONAL CORP
filed 2000-06-26
CIK 96793

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                           Commission File No. 1-12607

                            KRUG INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
      --------------------------------------------------------------------

                 Ohio                                    31-0621189
      -------------------------------           --------------------------
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

     At the close of business on June 23, 2000:

        Number of Common Shares without par value
          outstanding                                          4,976,340
                                                             -----------

        Aggregate market value of Common
          Shares without par value held by
          non-affiliates of the Corporation                  $ 4,970,445
                                                             -----------

                          CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, economic conditions influencing the Corporation's ability to sell its Child Safety business and influencing the price of the Child Safety business, competition in the acquisition market including for the acquisition of hospital and healthcare facilities, changes in exchange rates including in Europe the effects of the European currency, the Euro, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

                                     PART I

ITEM 1.  BUSINESS

     KRUG International Corp., an Ohio Corporation organized in June 1959, and its subsidiaries (sometimes collectively called the "Corporation") currently manufacture and distribute, through its subsidiaries, housewares and child safety products, primarily in the United Kingdom ("U.K."), with operations in several western European countries.

     Information concerning revenues, operating profit and identifiable assets of the business segments for the fiscal years ended March 31, 2000, 1999 and 1998 is set forth at Note 11 of the Notes to Consolidated Financial Statements of the Corporation, which can be found at Item 8 of this report.

CORPORATE BUSINESS STRATEGY

     The Corporation is currently redirecting its strategy toward the acquisition of interests in the healthcare industry in the United States ("U.S."). The Corporation intends to seek acquisitions in sectors which it believes have an opportunity for future growth. The Corporation has not confined its strategy to any one sector of the healthcare industry, but its initial focus has been directed at evaluating acquisition opportunities for community hospitals. The Corporation is evaluating acquisitions without regard to their current profitability if it believes an acquisition provides an opportunity to achieve future cashflow and profitability.

DISCONTINUED SEGMENT

     The Corporation has evaluated the disposition of its European Child Safety subsidiary, Klippan Limited ("Klippan"), in light of its objective of acquiring a U.S. healthcare business. As a result of such evaluation and to better position itself to acquire a U.S. healthcare business, the Corporation has decided to offer Klippan for sale, and to devote any proceeds received therefrom to its U.S. operations. Klippan is reported as a discontinued segment in the accompanying financial statements. Currently, however, no sales agreement has been reached and there can be no assurance any sales agreement will be reached or that the net proceeds of any agreement will be sufficient (when added to the Corporation's other liquid assets) to allow the Corporation to acquire any U.S. healthcare business.

SIGNIFICANT TRANSACTIONS

     On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock for $4,125,000 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing options to acquire Wyle shares. The new Senior Preferred Stock is redeemable on March 31, 2003 for $954,000 plus accrued and unpaid dividends at 8% per annum. On April 16, 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the subsidiary. The selling price was approximately $15,000,000, comprised of approximately $8,900,000 in cash and the assumption of approximately $6,100,000 in debt.

                               HOUSEWARES SEGMENT

     Bradley International Holdings Limited, a subsidiary of KRUG International
(UK) Ltd., operates the Corporation's housewares segment (collectively "Bradley"). The housewares segment is composed of the Beldray Limited ("Beldray") and Hago Products Limited ("Hago") subsidiaries which manufacture and sell consumer durable products, including ironing tables, household ladders, rotary dryers, indoor airers, garden equipment and child safety gates and accessories under the "Beldray", "Hago" and "Dennison" names as well as private labels. Beldray is a long established name in household laundry products which management believes has significant recognition among the buying public throughout the U.K. and, together with Hago, which was acquired in October 1996, manufactures and sells child safety gates and accessories under the KiddiProof(R) trademark. Customers include do-it-yourself retailers, supermarkets, mail order catalogs, wholesalers and department stores primarily in the U.K. and Ireland.

     The housewares segment order backlog is typically less than one month's sales. The primary competitors of the segment are manufacturing companies, some of which are larger and have more resources than Bradley, and compete with Bradley on the basis of product quality, speed and reliability of delivery, and price.

     Over the past four years, Bradley has expanded its product offerings to include safety gates through its acquisition of Hago. During fiscal 1998, Bradley reorganized its manufacturing capability by moving the Hago manufacturing operations into Beldray's manufacturing facility. Beldray has upgraded its information technology, added important management personnel and reduced costs during the past two years. These improvements were designed to maintain and enhance its competitive position.

                               GENERAL INFORMATION

     The Corporation owns a number of patents and patent applications but the Corporation derives no revenue from this intellectual property, and it is not possible to estimate their value. The Corporation does not believe its present business is materially dependent on any patents or patent applications.

     During the fiscal year ended March 31, 2000, the European housewares segment had revenues of $11,031,000 (34.5% of consolidated revenues) from Argos Distribution Ltd. ("Argos"), a U.K. company. Substantially all of the product lines of the segment are sold to Argos. The loss of Argos as a customer would have a material adverse effect on the Corporation if comparable replacement business were not secured. The housewares segment had revenues of $4,593,000 (14.4% of consolidated revenues) from one other customer.

     As of March 31, 2000, the Corporation employed four full-time and one part-time persons in the U.S., none of whom are represented by a union, and approximately 476 persons in Europe, approximately 290 of whom are represented by a union. The Corporation believes its labor relations are generally satisfactory.

     Compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Corporation. To the best of management's knowledge, the Corporation is in substantial compliance with applicable federal, state and local environmental regulations.

ITEM 2.  PROPERTIES

     The principal properties of the Corporation as of June 23, 2000 are listed below:

                                                             LEASE
                                               OWNED OR    EXPIRATION       SQUARE
     LOCATION                                   LEASED        DATE          FOOTAGE    USE
     --------                                   ------        ----          -------    ---
A.   UNITED STATES
     Atlanta, Georgia                           Leased      Mar 2001         1,448    Office
B.   EUROPE
     BELDRAY LIMITED & SUBSIDIARIES
      Bilston, West Midlands, U.K.              Leased     June 2019       105,000    Plant
      Bilston, West Midlands, U.K.               Owned                      85,000    Plant
     KLIPPAN LIMITED & SUBSIDIARIES (1)
      Helsinki, Finland                         Leased      Dec 2001        31,104    Office & Plant
      Landskrona, Sweden                        Leased      Dec 2003         8,554    Office & Warehouse
      Carlisle, United Kingdom                  Leased      Jan 2011        62,424    Office & Plant
      Carlisle, United Kingdom                  Leased      Jan 2011         6,372    Warehouse



(1)  Klippan Limited is currently for sale.

     In management's opinion, the various facilities used by the Corporation are adequate for the needs of the businesses conducted therein and the Corporation maintains its plants, warehouses and offices in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     Joseph M. Girard ("Girard"), a shareholder of the Corporation, filed a complaint on November 12, 1999 seeking to enjoin alleged violations of Section 14(A) of the Securities Exchange Act of 1934 and declaratory relief against the Corporation (hereinafter "Complaint"). The Complaint sought to prohibit the Corporation from further soliciting and using proxies for the annual shareholders' meeting, which was scheduled for November 19, 1999, because the proxy statement and form of proxy did not disclose Plaintiff's proposed, but improperly nominated, slate of directors. At the time of the injunction, the Corporation had received proxies totaling 4,052,837 shares (81.4%) in favor of the management nominees.

     On November 16, 1999, the Court issued a temporary restraining order and order to show cause, scheduling the matter for a preliminary injunction hearing on November 30, 1999. The temporary restraining order enjoined the Corporation from conducting the annual shareholders' meeting on November 19, 1999. On November 30, 1999, the Court issued a preliminary injunction providing that during the pendency of the action, the Corporation is enjoined from 1) conducting the annual shareholders' meeting until such time as it has amended its proxy statement and proxy to include the slate of nominees of Girard and provide thirty (30) days notice to shareholders; and 2) using the proxies which were solicited by means of the proxy statement and proxy in the form dated October 21, 1999. The preliminary injunction order also required Girard to post a security bond of $25,000.

     In December 1999, Girard requested that the Court modify the preliminary injunction to require that the Corporation reschedule the annual meeting, to include Girard's alternate slate in the Corporation's proxy statement and proxy, and certain other affirmative action. By order dated January 18, 2000, the Court denied Girard's motion to modify the preliminary injunction.

     The Corporation filed its Answer on December 20, 1999, and, on December 29, 1999, the Corporation filed its notice of appeal of the preliminary injunction. In the Answer and its appeal, the Corporation set forth its beliefs that: 1) the Corporation was not required to include Girard's proposal in its proxy statement and proxy under SEC Rule 14a-8(i)(8), which provides that shareholder proposals relating to an election for membership on a company's board of directors do not have to be included in the company's proxy statement and proxy; and 2) Girard's alternate slate was not properly nominated under the Corporation's Code of Regulations and was not in compliance with Item 401(e) of Regulation S-K.

     In April 2000, the Appeals Court issued an order, which referred the appeal to a merits panel for disposition. The panel is scheduled to hear the appeal on July 11, 2000. The Corporation intends to vigorously pursue its appeal and to defend its position in any trial of the matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation, as of June 23, 2000, their positions with the Corporation and their ages are as follows:

            NAME                                    OFFICES                                    AGE
            ----                                    -------                                    ---
Robert M. Thornton, Jr.        Director, Chairman of the Board of Directors, President,         51
                               Chief Executive Officer and Chief Financial Officer

James J. Mulligan              Director and Secretary                                           78

Mark J. Stockslager            Corporate Controller and Principal Accounting Officer            40

Marshall  Cooper  (1)          Managing Director of Beldray Ltd.                                55

David Wright  (1)              Group Managing Director of Klippan Ltd.                          53

------------------------------


(1) Messrs. Cooper and Wright are executives of the Corporation's subsidiaries, but per applicable Securities and Exchange Commission Rules must be reported as executive officers of the Corporation. They are elected to their offices by the directors of Beldray and Klippan, respectively.

     All officers of the Corporation are elected annually by the Board of Directors.

     Robert M. Thornton, Jr., has been Chairman and Chief Executive Officer of the Corporation since September 10, 1998, President since July 16, 1996 and Chief Financial Officer since July 18, 1997. From October 1994 to the present, Mr. Thornton has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation ("Hallmark") from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

     James J. Mulligan, became Secretary of the Corporation in 1966. Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. Mulligan & Mulligan is general counsel to the Corporation and received $78,681 for legal services rendered during the Corporation's fiscal year ended March 31, 2000.

     Mark J. Stockslager, has been Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He has been continuously associated with the Corporation's accounting and finance operations since June 1988 and held various positions, including Manager of U.S. Accounting from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

     Marshall Cooper, has been Managing Director of Beldray since November 1998 and was Sales Director from December 1990 until November 1998. Prior to December 1990, he held senior management positions with three major housewares companies for more than 10 years.

     David Wright, has been Group Managing Director of Klippan since November 1998 and was Managing Director of Klippan's England operations from 1991 to 1998. He has been employed by Klippan and its predecessors since 1970, and has held various managerial positions, including General Manager, Production Manager and Quality Manager.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     KRUG International Corp.'s Common Shares are traded on the American Stock Exchange under the symbol KRG and trading in its warrants is reported to and compiled by the National Quotation Bureau under the symbol KRUGW. The table below sets forth the high and low sales prices for the Common Shares for fiscal 2000 and 1999. The number of shareholders of record was 867 as of March 31, 2000. No cash dividends were paid in fiscal 2000 or 1999. Prior to December 30, 1996, the Common Shares were traded on the NASDAQ National Market System.

    Quarter                       4th        3rd         2nd        1st
    -------                       ---        ---         ---        ---
    2000            High         $2.06      $2.38       $1.88      $1.88
                    Low           1.25       1.31        1.13       1.25
    1999            High          1.94       2.94        5.44       6.50
                    Low           1.19       1.56        2.88       5.25


     Effective May 15, 2000, the Corporation appointed First Union National Bank as the Transfer Agent and Registrar for its Common Stock and Warrants. For all shareholder inquiries, call First Union's Shareholder Customer Service Center at 1-800-829-8432.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes at Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this report.


Years Ending March 31,                  2000          1999           1998          1997            1996
                                        ----          ----           ----          ----            ----
(All amounts in thousands,
except per share amounts)


Revenues                             $ 32,011       $ 34,832       $ 41,152       $ 33,540       $ 26,585
Loss from Continuing Operations          (871)        (6,065)        (2,925)           (35)          (924)
Net Earnings (Loss)                     1,583         (8,633)           256          2,096          1,171
Loss per Share from
Continuing Operations:
     Basic                              (0.17)         (1.20)         (0.57)         (0.01)         (0.18)
     Diluted                            (0.17)         (1.20)         (0.57)         (0.01)         (0.18)
Net Earnings (Loss) Per Share:
     Basic                               0.32          (1.71)          0.05           0.41           0.23
     Diluted                             0.32          (1.71)          0.05           0.40           0.23
Total Assets                           23,128         26,121         37,546         37,841         36,124
Long-term Debt                          2,027          5,910          6,703          8,331          9,225
Shareholders' Equity                 $  9,513       $  7,480       $ 18,099       $ 17,960       $ 14,530

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Item 7 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, economic conditions influencing the Corporation's ability to sell its Child Safety business and influencing the price of the Child Safety business, competition in the acquisition market including for the acquisition of hospital and healthcare facilities, changes in exchange rates including in Europe the effects of the European currency, the Euro, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

CORPORATE BUSINESS STRATEGY

     The Corporation is currently redirecting its strategy toward the acquisition of interests in the healthcare industry in the United States ("U.S."). The Corporation intends to seek acquisitions in sectors which it believes have an opportunity for future growth. The Corporation has not confined its strategy to any one sector of the healthcare industry, but its initial focus has been directed at evaluating acquisition opportunities for community hospitals. The Corporation is evaluating acquisitions without regard to their current profitability if it believes an acquisition provides an opportunity to achieve future cashflow and profitability.

DISCONTINUED SEGMENT

     The Corporation has evaluated the disposition of its European Child Safety subsidiary, Klippan Limited, in light of its performance and the Corporation's objective of acquiring a U.S. healthcare business. As a result of such evaluation and to better position itself to acquire a U.S. healthcare business, the Corporation has decided to offer Klippan for sale. Klippan is reported as a discontinued segment in the accompanying financial statements. However, no sales agreement has yet been reached and there can be no assurance any sales agreement will be reached or that the net proceeds of any agreement which is reached will be sufficient (when added to the Corporation's other liquid assets) to allow the Corporation to acquire any U.S. healthcare business.

DISPOSAL OF BUSINESS SEGMENTS

     In November 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock for $4.1 million in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing options to acquire Wyle shares. The new Senior Preferred Stock is redeemable on March 31, 2003 for $0.95 million plus accrued and unpaid dividends at 8% per annum. In April 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the subsidiary. The selling price was approximately $15.0 million comprised of approximately $8.9 million in cash and the assumption of approximately $6.1 million of debt.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

     The Corporation's fiscal 2000 revenues of $32.0 million declined $2.8 million from $34.8 million in fiscal 1999. Fiscal 1999 revenues decreased $6.3 million from fiscal 1998. All of the Corporation's revenues relate to the U.K. housewares segment.

     The decreased revenues resulted from lower sales volume, primarily in ladders, child safety gates and fireguards ($2.0 million), and the unfavorable effect of currency translation ($0.8 million). Fiscal 1999 revenues of the housewares segment decreased by $6.3 million to $34.8 million from $41.1 million for 1998. The decreased revenues in fiscal 1999 resulted from the discontinuance of the manufacture and sale of certain industrial and office products in March 1998 ($2.5 million), lower sales volume, primarily in laundry products and ladders ($3.1 million), and the unfavorable effect of currency translation ($0.7 million).

     Order backlog is not meaningful for the housewares segment due to the short time between order placement and shipment.

     Gross profit margins (revenue less cost of goods sold) were 8.4%, 2.1% and 5.0% in fiscal 2000, 1999 and 1998, respectively. The increase in gross profit margin in fiscal 2000 was the result of increased operational efficiencies, primarily lower raw material costs and manufacturing labor overhead at the housewares segment's manufacturing facility. Changes made to improve manufacturing operations by new Beldray management since their appointment in November 1998 has improved the gross profit margin in fiscal 2000. The decrease in margin in fiscal 1999 was primarily due to operating inefficiencies and missed customer delivery schedules resulting from the consolidation of the manufacturing operations of Hago into Beldray's manufacturing facility. Beldray also experienced lower than anticipated sales due to disruptions from the plant consolidation.

     Selling and administrative expenses were $3.9 million, $4.8 million and $3.7 million in fiscal 2000, 1999 and 1998, respectively. The decreased expense in fiscal 2000 resulted from overhead reductions of the housewares segment over the past year to reduce its cost levels in response to lower than anticipated sales levels. Corporate overhead expense also declined due to reduced labor costs. The increased corporate overhead expenses in fiscal 1999 compared to 1998 resulted from corporate overhead allocable to the Life Sciences and Engineering ("LS&E") segment that was reimbursable under certain U.S. government contracts in fiscal 1998 which was not allocable to the LS&E segment in fiscal 1999.

     The Corporation recorded restructuring charges of $0.4 million and $1.5 million in fiscal 1999 and 1998, respectively. The fiscal 1999 charge was for additional expenses related to final settlement with the landlord of the vacated Hago facility in Bognor Regis, England. In fiscal 1998, the Corporation closed the Hago facility and moved the operations to Beldray's facility in Bilston, England. Charges were provided for relocation ($0.3 million), employee severance ($0.4 million for 100 employees) and rent and related costs of the vacated facility ($0.8 million).

     Interest expense decreased $0.2 million in fiscal 2000 as a result of lower U.K. debt. The U.K. Variable Rate Loan of approximately $2.9 million was repaid in September 1999. Interest expense decreased $0.3 million in fiscal 1999 as a result of lower U.S. debt. In connection with the Wyle merger in March 1998, Wyle assumed debt of $3.3 million. Interest income decreased in fiscal 2000 due to lower levels of invested cash resulting from the use of cash to repay the U.K. Variable Rate Loan and to provide working capital for the European operations.

     Gain on sale of assets of $0.2 million in fiscal 1999 and $0.9 million in fiscal 1998 resulted from the sale of excess land and building in Dayton, Ohio.

     The Corporation recorded an income tax benefit of $0.3 million in fiscal 2000, income tax expense of $1.8 million in fiscal 1999 and an income tax benefit of $0.03 million in fiscal 1998. The tax benefit in fiscal 2000 resulted primarily because U.S. tax losses generated from continuing operations were used to reduce the taxable income generated from the sale of the Wyle Series A Preferred Stock, offset partially by a $0.1 million increase in foreign valuation allowances. In fiscal 1999, the Corporation provided current domestic taxes of $0.3 million (primarily U.S. alternative minimum tax) and $1.4 million for deferred tax expense related to increased valuation allowances. Such valuation allowances adjusted the net domestic tax assets to zero based upon management's assessment that it is more likely than not that none of the domestic tax assets will be realized through future taxable earnings or implementation of tax planning strategies currently available. Foreign tax expense of $0.1 million was provided in fiscal 1999. Foreign taxes included an additional valuation allowance of $0.5 million for U.K. tax prepayments and an additional allowance of $0.5 million for foreign net operating loss carryforwards. These valuation allowance increases were offset by a $0.3 million reduction in the valuation allowance for net deferred tax items, $0.6 million from the sale of prepaid taxes and net operating loss carryforwards to Sowester Limited after its sale in April 1998 by the Corporation.

     The fiscal 1998 tax benefit was comprised of $2.6 million of U.S. deemed dividends which are related to intercompany loans from the U.K. subsidiary to the U.S. parent and $0.4 million of permanent foreign tax differences, offset by a reduction in tax valuation allowances of $2.2 million and $0.8 million of tax benefit in the U.S. due to tax losses generated from continuing operations which were used to offset taxable income of the discontinued LS&E segment.

     The loss from continuing operations was $1.1 million ($0.17 per share) in fiscal 2000, $4.2 million ($1.20 per share) in fiscal 1999 and $2.95 million ($0.57 per share) in fiscal 1998. The decreased loss in fiscal 2000 was due to improved results of the housewares segment. The increased gross profit margin and decreased overhead expenses increased the housewares segment's operating profit by $2.7 million. Corporate expense also decreased $0.5 million. The fiscal 1999 loss from continuing operations increased from the prior year due to increased housewares operating losses of $0.4 million, increased corporate expense of $0.9 million and increased income tax expense due to the increased tax valuation allowance provided in fiscal 1999.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

     Earnings from discontinued operations in fiscal 2000 of $2.5 million resulted from $2.7 million of earnings from the LS&E segment, partially offset by a $0.2 million operating loss from the child safety segment. LS&E segment earnings were composed of the pre-tax gain on the sale of Wyle Series A Preferred Stock of $4.2 million offset by $0.7 million of domestic pension and pension curtailment expenses and $0.8 million of domestic income tax expense. The fiscal 1999 loss from discontinued operations of $2.6 million resulted from an after-tax loss of $2.8 million from the child safety segment (which included a $1.3 million asset impairment charge to reduce to $0 the goodwill recorded in connection with the purchase of the segment), $0.2 million loss from the LS&E segment, $0.2 million additional provision for loss for the industrial segment, and a $0.6 million after-tax gain on the sale of the leisure marine segment. Fiscal 1998 earnings from discontinued operations of $3.2 million resulted from earnings of $3.1 million from the LS&E segment (which was composed of a $1.0 million pre-tax income from operations, a $2.9 million pre-tax gain on the merger of the LS&E segment with Wyle and $0.8 million of domestic income tax expense) and earnings of $1.8 million from leisure marine segment operations, offset by a $0.9 million loss from the child safety segment and an after-tax charge of $0.8 million for the industrial segment (for additions to the reserve for estimated additional product liability expenses, such as increased legal, professional and insurance costs).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Corporation had outstanding term debt of $2.0 million, a decrease of $3.9 million from the prior year-end. The term debt is composed of $1.3 million outstanding under the U.K. Term Loan relating to the Beldray manufacturing facility, which has quarterly principal payments and matures in fiscal 2005, and $0.7 million of debt under capital leases at Beldray. The Corporation had no U.S. debt at March 31, 2000. In September 1999, the Corporation refinanced its U.K. debt. A working capital line was established with a U.K. bank. The availability under the line fluctuates with increases or decreases of eligible accounts receivable. Borrowings under the line were $2.1 million at March 31, 2000. In conjunction with the refinancing, the U.K. Variable Rate Loan, which had an outstanding balance of $2.9 million was repaid and restrictions on approximately $4.1 million of the Corporation's U.K. cash were removed. At March 31, 2000, the Corporation had a cash balance of $7.65 million, substantially all of which is in the U.S. The Corporation believes it has adequate financing in both the U.S. and Europe to support its current level of operations during fiscal 2001.

     The Corporation used cash of approximately $3.8 million and $0.6 million in operating activities in fiscal 2000 and 1999, respectively, and generated approximately $7.8 million from operating activities in fiscal 1998. The use of cash in fiscal 2000 resulted from cash used to provide working capital for the European operations (primarily to reduce accounts payable balances and pay restructuring expenses), fund corporate expenses and to pay U.S. income taxes. In fiscal 1999, the use of cash resulted from the fiscal 1999 net loss, net of non-cash depreciation of $0.9 million and deferred income taxes of $1.7 million, offset partially by cash generated from reduced working capital in the housewares segment. The cash generated in fiscal 1998 was due to cash generated by the discontinued LS&E segment receivables as a result of the merger with Wyle and increased cash generated from the discontinued leisure marine segment.

     The Corporation expended $0.2 million, $0.1 million and $1.3 million for property, plant and equipment in fiscal 2000, 1999 and 1998, respectively, primarily for new equipment for the housewares segment. The Corporation repurchased a total of 278,700 shares for cash of $1.4 million in fiscal 1999 and repurchased 1,245 shares for cash of $0.002 million in fiscal 2000. All repurchased shares were retired by the Corporation.

INFLATION

     During periods of inflation and labor shortages, employee wages increase and suppliers pass along rising costs to the Corporation in the form of higher prices for their raw materials and services. The Corporation has not always been able to offset increases in operating costs by increasing prices for its products, increasing its manufacturing efficiency or implementing cost control measures. The

Corporation is unable to predict its ability to offset or control future cost increases or offset future cost increases by passing along the increased cost to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements and their expected impact are discussed at
Note 1 of the Notes to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

IMPACT OF YEAR 2000 COMPUTER ISSUES

     The Corporation experienced no material adverse effect on its results of operations, financial condition or ability to deliver product to customers as a result of the Year 2000 date conversion in its computer systems and programs. While the Corporation still may experience certain Year 2000 problems with its computer systems or programs, the Corporation does not believe that any such potential problems will materially adversely affect its operations. However, the contingency plans previously formulated are still in place should any Year 2000 problems arise. The total cost of Year 2000 related expenditures was approximately $0.3 million, including the cost of capital expenditures. These costs included $0.1 million of normal system software and equipment upgrades and replacements which the Corporation anticipated incurring in the ordinary course of business without regard to the Year 2000 issues.

THE EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates through the European Central Bank between their existing local currencies and the Euro, the EU's single currency. The Euro was adopted by the participating countries as their common legal currency on that date. The Corporation currently operates in three countries which adopted the Euro (Finland, France and Germany) and sells from the U.K to certain additional countries which adopted the Euro. The Corporation believes that the adoption of the Euro has not had a material effect on the operations of its European businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data


                                                                        Page
                                                                        ----
   Independent Auditors' Report                                          17

   Consolidated Balance Sheets -- March 31, 2000 and 1999                18-19

   Consolidated Statements of Earnings --
   for the years ended March 31, 2000, 1999 and 1998                     20

   Consolidated Statements of Shareholders' Equity --
   for the years ended March 31, 2000, 1999 and 1998                     21

   Consolidated Statements of Cash Flows --
   for the years ended March 31, 2000, 1999 and 1998                     22

   Notes to Consolidated Financial Statements --
   for the years ended March 31, 2000, 1999 and 1998                     23-41

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of KRUG International Corp.:

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and subsidiaries (the "Corporation") as of March 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and subsidiaries at March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Atlanta, Georgia
May 19, 2000

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
(ALL AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------

ASSETS                                                                2000         1999
CURRENT ASSETS:
   Cash and cash equivalents                                       $  7,651      $ 2,712
   Restricted cash (Note 5)                                                        6,641
   Receivables - net                                                  5,118        5,276
   Inventories                                                        3,611        3,626
   Prepaid expenses and other                                           506          578
                                                                   --------      -------

                Total current assets                                 16,886       18,833


PROPERTY, PLANT, AND EQUIPMENT - At cost
   Land                                                                 127          134
   Buildings and improvements                                         1,377        1,395
   Equipment                                                          8,815        8,731
                                                                   --------      -------

                                                                     10,319       10,260
   Less accumulated depreciation                                      6,069        5,391
                                                                   --------      -------
                                                                      4,250        4,869

OTHER NONCURRENT ASSETS:
   Pension assets                                                     1,129        1,469
   Net noncurrent assets of discounted operations                       855          941
   Other                                                                  8            9
                                                                   --------      -------
                                                                      6,242        7,288
                                                                   --------      -------



TOTAL ASSETS                                                       $ 23,128      $26,121
                                                                   ========      =======

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                                                  2000          1999
CURRENT LIABILITIES:
   Bank borrowings                                                                                 $  2,064
   Accounts payable                                                                                   5,562       $ 6,906
   Accrued payroll and related taxes                                                                  1,159           874
   Pension liability                                                                                    602           560
   Net current liabilities of discontinued operations                                                   198           927
   Other accrued expenses                                                                               617         2,108
   Income taxes                                                                                         348           199
                                                                                                        589         5,230
                                                                                                   --------       -------

                Total current liabilities                                                            11,139        16,804

LONG-TERM LIABILITIES:
  Long-term debt                                                                                      1,438           680
  Noncurrent reserve for Industrial Segment                                                           1,038         1,157
                                                                                                   --------       -------

                Total long-term liabilities                                                           2,476         1,837

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Shares, authorized and unissued, 2,000 shares
   Common Shares, no par
   value; authorized, 12,000 shares;
      issued and outstanding, 4,976 and 5,256 at March 31,
      2000 and 1999, respectively                                                                     2,488         2,628
   Additional paid-in capital                                                                         3,604         4,829
   Retained earnings                                                                                  3,172         1,589
   Treasury shares at cost, 279 shares                                                                             (1,363)
   Accumulated other comprehensive income (loss)                                                        249          (203)
                                                                                                   --------       -------

                Total shareholders' equity                                                            9,513         7,480
                                                                                                   --------       -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 23,128       $26,121
                                                                                                   ========       =======

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998
(All amounts in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------

                                                          2000           1999           1998

REVENUES                                               $ 32,011       $ 34,832       $ 41,152

COST OF GOODS SOLD                                       29,327         34,107         39,112

SELLING AND ADMINISTRATIVE EXPENSES                       3,949          4,816          3,658

RESTRUCTURING CHARGES                                                      412          1,545
                                                       --------       --------       --------

OPERATING LOSS                                           (1,265)        (4,503)        (3,163)

OTHER INCOME (EXPENSE):
   Interest income                                          328            532              7
   Interest expense                                        (208)          (424)          (751)
   Gain on sale of assets                                                  175            939
   Other income - net                                        22                            18
                                                       --------       --------       --------

LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                   (1,123)        (4,220)        (2,950)

INCOME TAX EXPENSE (BENEFIT)                               (252)         1,845            (25)
                                                       --------       --------       --------

LOSS FROM CONTINUING OPERATIONS                            (871)        (6,065)        (2,925)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, net
  of income taxes                                         2,454         (2,568)         3,181
                                                       --------       --------       --------

NET EARNINGS (LOSS)                                    $  1,583       $ (8,633)      $    256
                                                       ========       ========       ========

EARNINGS (LOSS) PER SHARE:
   Continuing operations:
      Basic                                            $  (0.17)      $  (1.20)      $  (0.57)
                                                       ========       ========       ========
      Diluted                                             (0.17)         (1.20)         (0.57)
                                                       ========       ========       ========
  Discontinued operations:
      Basic                                            $   0.49       $  (0.51)      $   0.62
                                                       ========       ========       ========
      Diluted                                              0.49          (0.51)          0.61
                                                       ========       ========       ========
   Net earnings:
      Basic                                            $   0.32       $  (1.71)      $   0.05
                                                       ========       ========       ========
      Diluted                                              0.32          (1.71)          0.05
                                                       ========       ========       ========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Continuing operations:
      Basic                                               4,977          5,049          5,168
                                                       ========       ========       ========
      Diluted                                             4,977          5,049          5,168
                                                       ========       ========       ========

  Discontinued operations:
      Basic                                               4,977          5,049          5,168
                                                       ========       ========       ========
      Diluted                                             4,977          5,049          5,199
                                                       ========       ========       ========

  Net earnings:
      Basic                                               4,977          5,049          5,168
                                                       ========       ========       ========
      Diluted                                             4,977          5,049          5,199
                                                       ========       ========       ========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998
(All amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                              Common Shares      Additional           Treasury Shares      Other         Total
                                            -----------------     Paid-in   Retained  ---------------   Comprehensive  Shareholders'
                                             Shares    Amount     Capital   Earnings   Shares  Amount    Income (Loss)    Equity
MARCH 31, 1997                               5,151    $ 2,576   $  4,399     $ 9,966      --   $   --       1,019       17,960

Net earnings                                                                     256                                       256
Foreign currency translation adjustment                                                                       286          286
Minimum pension liability adjustment,
 net of tax of $318                                                                                           (617)        (617)
                                                                                                                       -------
Total comprehensive loss                                                                                                   (75)
                                                                                                                       -------
Common shares issued                            48         23        191                                                   214
                                            ------    -------   --------     -------   -----   ------      ------      -------

MARCH 31, 1998                               5,199      2,599      4,590      10,222      --       --         688       18,099

Net loss                                                                      (8,633)                                   (8,633)
Foreign currency translation adjustment                                                                      (925)        (925)
Minimum pension liability adjustment,
   net of tax of $19                                                                                           34           34
                                                                                                                       -------
Total comprehensive loss                                                                                                (9,524)
                                                                                                                       -------
Common shares issued                            57         29        239                                                   268
Treasury shares purchased                                                                279   (1,363)                  (1,363)
                                            ------    -------   --------     -------   -----   ------      ------      -------
MARCH 31, 1999                               5,256      2,628      4,829       1,589     279   (1,363)       (203)       7,480

Net earnings                                                                   1,583                                     1,583
Foreign currency translation adjustment                                                                        30           30
Minimum pension liability adjustment,
 net of tax of $218                                                                                           422          422
                                                                                                                       -------
Total comprehensive income                                                                                               2,035
                                                                                                                       -------
Treasury shares purchased                                                                  1       (2)                      (2)
Treasury shares retired                       (280)      (140)    (1,225)               (280)   1,365                       --
                                            ------    -------   --------     -------   -----   ------      ------      -------
MARCH 31, 2000                               4,976    $ 2,488   $  3,604     $ 3,172      --   $   --      $  249        9,513
                                            ======    =======   ========     =======   =====   ======      ======      =======

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998
(All amounts in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000       1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                           $  1,583    $  (8,633)    $    256
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                                     813          881          968
 Deferred income taxes                                                                                        1,722         (349)
 Provision for loss from discontinued operations                                                                220        1,257
 Gain on sale of Wyle Laboratories, Inc. Series A Preferred Stock                               (4,153)
 Gain on merger of Life Sciences and Engineering subsidiaries                                                             (2,850)
 Gain on sale of Leisure Marine subsidiary                                                                     (622)
 Gain on sale of assets                                                                             (2)        (175)        (939)
Change in assets and liabilities:
 Receivables                                                                                        92        2,804         (199)
 Inventories                                                                                       (31)        (144)         554
 Prepaid expenses and other assets                                                                 320          309           38
 Accounts payable and accrued expenses                                                          (1,956)      (1,976)       1,379
 Income taxes                                                                                      235        2,390          163
Net cash provided by (used in) discontinued operations                                            (652)       2,644        7,503
                                                                                              --------    ---------     --------
    Net cash provided by (used in) operating activities                                         (3,751)        (580)       7,781

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Wyle Laboratories, Inc. Series A Preferred Stock                          4,125
 Purchase of subsidiaries                                                                                                 (3,882)
 Proceeds from merger of Life Sciences and Engineering subsidiaries                                                        3,052
 Proceeds from sale of Leisure Marine subsidiary                                                              8,178
 Proceeds from sales of assets                                                                       7          220        1,808
 Expenditures for property, plant, and equipment                                                  (215)        (120)      (1,301)
                                                                                              --------    ---------     --------
    Net cash provided by (used in) investing activities                                          3,917        8,278         (323)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                                         268          214
 Purchase of treasury stock                                                                         (2)      (1,363)
 Bank borrowings - net                                                                           2,090                    (1,164)
 Additions to long-term debt                                                                                               3,882
 Payment of long-term debt                                                                      (3,955)      (1,432)      (6,018)
 Change in restricted cash                                                                       6,641       (6,641)
                                                                                              --------    ---------     --------
    Net cash used in financing activities                                                        4,774       (9,168)      (3,086)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (1)        (249)          20
                                                                                              --------    ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             4,939       (1,719)       4,392

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                               2,712        4,431           39
                                                                                              --------    ---------     --------

 End of year                                                                                  $  7,651    $   2,712     $  4,431
                                                                                              ========    =========     ========

CASH PAID FOR:
 Income taxes                                                                                 $    447    $     265     $    306
                                                                                              ========    =========     ========
 Interest                                                                                     $    258    $     466     $  1,167
                                                                                              ========    =========     ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital leases                                                                             $     40    $     863     $    391
                                                                                              ========    =========     ========
   Merger of Life Sciences and Engineering Subsidiaries                                       $     --    $      --     $    177
                                                                                              ========    =========     ========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business Operations and Corporate Strategy - KRUG International Corp. manufactures and distributes housewares and child safety products through its manufacturing and distribution operations in Europe. The Corporation is currently redirecting its business strategy toward the acquisition of interests in the healthcare industry in the United States. The Corporation has not confined its strategy to any one sector of the healthcare industry, but its initial focus has been directed at evaluating acquisition opportunities for community hospitals.

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

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

          Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid financial instruments which have original maturities of three months or less.

          Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out method.

          Property, Plant, and Equipment - Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation amounts and any resulting gain or loss is credited or charged to income.

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

          Earnings (Loss) per Share - Earnings (loss) per common share ("EPS") is based on the weighted-average number of common shares and common stock equivalents outstanding each fiscal year presented, including vested and unvested shares issued under the Corporation's Incentive Stock Option Plan and outstanding stock purchase warrants issued by the Corporation. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

          Recent Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for the fiscal quarter beginning April 1, 2001. Management believes that adoption of this pronouncement is not expected to have a material effect on the Corporation's consolidated financial statements.

          Reclassifications - Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation.

     2.   DISCONTINUED OPERATIONS

          Child Safety Segment - Subsequent to March 31, 2000, the Corporation has decided to dispose of the European Child Safety Segment, Klippan Ltd. ("Klippan"), and it is being marketed for sale. The Corporation currently anticipates that the sale will occur in fiscal 2001, which ends March 31, 2001. Klippan is a leading U.K. manufacturer of children's automobile safety seats and accessories having manufacturing facilities and sales offices in the United Kingdom ("U.K.") and Europe. Goodwill totaling $1,892 was recorded on the purchase and was being amortized over five years. In fiscal 1999, the Corporation determined that Klippan's unamortized value of goodwill allocated in the purchase was impaired. Accordingly, the Corporation adjusted the goodwill allocated in the purchase to $0 by recording a noncash impairment loss of $1,315, which is included in the loss from discontinued operations for fiscal 1999.

          Life Sciences and Engineering Segment - On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Corporation also exchanged its nondividend-paying and nonvoting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing option to acquire Wyle shares. The New Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. No gain was reported on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The recorded investment in the Senior Preferred Stock of LTS Holdings, Inc. is $0 at March 31, 2000.

          The Corporation acquired the Wyle Series A Preferred Stock, Series B Preferred Stock, and stock option in March 1998 when it merged its domestic subsidiaries, KRUG Life Sciences, Inc. and Technology Scientific Services, Inc., into Wyle. In the merger, the Corporation exchanged its ownership of the subsidiaries for (i) 3.8 million shares of Series A-1 Preferred Stock; (ii) cash of $3,052 received by the Corporation; (iii) shares of Series B Senior Preferred Stock of Wyle; and (iv) a stock option that entitled the Corporation to purchase approximately 38% of the shares issuable under existing employee stock options of Wyle. In addition, Wyle assumed approximately $3,300 of KRUG Life Sciences, Inc. and Technology Scientific Services, Inc. working capital debt. In 1998, the Corporation recognized a gain totaling $2,850 as a result of the transaction. Recognition of additional gain was precluded because of the significance of the nonmonetary assets received by the Corporation.

          Leisure Marine Segment - On April 16, 1998, the Corporation sold its Leisure Marine Segment to a company formed by the Segment's management. The sales price of approximately $15,000 was comprised of approximately $8,100 in cash, deferred payments of $800 due within one year, and the assumption of approximately $6,100 of debt.

          Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal.

          Estimated Losses - Discontinued Operations:

          During the year ended March 31, 1999, the Corporation recorded a charge of $220 for settlement of obligations under leases of property in Knoxville, Tennessee (which expired December 31, 1998) related to the Industrial Segment. A settlement with the landlord was reached in August 1999 with no additional loss.

          During the year ended March 31, 1998, the Corporation recorded a charge of $830 (net of a tax benefit of $427) to provide for estimated additional product liability losses and increased legal and professional and insurance costs for the discontinued operations of the Industrial Segment.

          The following is a summary of the loss reserves for discontinued operations:

                                                            YEAR ENDED MARCH 31,
                                                   -----------------------------------
                                                     2000          1999          1998

               Beginning balance                   $ 1,459       $ 1,575       $   918
               Provision for losses                                  220         1,257
               Usage - net                            (271)         (336)         (600)
                                                   -------       -------       -------

               Ending balance                      $ 1,188       $ 1,459       $ 1,575
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

          While the Corporation has based its estimates on its evaluation of available information to date, it is not possible to predict with certainty the ultimate outcome of these contingencies. The Corporation will adjust its estimates of the reserve as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

               DISCONTINUED OPERATIONS - SUMMARY BALANCE SHEET INFORMATION

                                                              MARCH 31,
                                                         --------------------
                                                          2000          1999

               Current assets                            $4,143        $3,808
               Property, plant, and equipment, net          818         1,060
               Other assets                                 223           137
                                                         ------        ------
                   Total assets                           5,184         5,005

               Current liabilities                        4,341         4,735
               Long-term debt                               186           256
                                                         ------        ------
                   Total liabilities                      4,527         4,991
                                                         ------        ------

                   Net assets                            $  657        $   14
                                                         ======        ======

          Results of discontinued operations were as follows:

               DISCONTINUED OPERATIONS - SUMMARY STATEMENT OF EARNINGS
               INFORMATION

                                                                                      YEAR ENDED MARCH 31,
                                                                           -----------------------------------------
                                                                              2000            1999            1998

               Revenue:
                 Child Safety Segment                                      $  15,707       $  15,463       $   7,856
                 Leisure Marine Segment                                                                       32,197
                 Life Sciences and Engineering Segment                                                        44,686
                                                                           ---------       ---------       ---------
                                                                           $  15,707       $ 15,4637       $  84,739
                                                                           =========       =========       =========
               Earnings (Loss) from Discontinued Operations:
                 Child Safety Segment
                   Loss from operations before income taxes                $    (171)      $  (2,691)      $    (848)
                   Income taxes                                                   24              50              78
                                                                           ---------       ---------       ---------
                   Loss from operations after income taxes                      (195)         (2,741)           (926)
                                                                           ---------       ---------       ---------
                 Life Sciences and Engineering Segment
                   Income (loss) from operations before income taxes            (680)           (194)          1,061
                   Pretax gain on merger of LS&E subsidiaries                                                  2,850
                   Pretax gain on sale of Wyle shares                          4,153
                   Income taxes                                                  824                             765
                                                                           ---------       ---------       ---------
                   Earnings (loss) from operations after income taxes          2,649            (194)          3,146
                                                                           ---------       ---------       ---------
                 Leisure Marine Segment:
                   Earnings from operations before income taxes                                                2,667
                   Income taxes                                                                                  876
                                                                                                           ---------
                   Earnings from operations after income taxes                                                 1,791
                   Gain on sale of segment, net of tax of $35                                    587
                                                                           ---------       ---------       ---------
                   Earnings from Leisure Marine Segment                           --             587           1,791
                                                                           ---------       ---------       ---------
                 Industrial Segment:
                   Provision for additional estimated costs, net of
                     taxes of $427 in 1998                                                      (220)           (830)
                                                                           ---------       ---------       ---------
                       Earnings (Loss) from Discontinued Operations        $   2,454       $  (2,568)      $   3,181
                                                                           =========       =========       =========

3.    RECEIVABLES

                                                                           MARCH 31,
                                                                    ---------------------
                                                                     2000          1999

               Trade accounts receivable                            $5,198        $4,503
               Other                                                                 870
                                                                    ------        ------
                                                                     5,198         5,373

               Less allowance for doubtful accounts                    (80)          (97)
                                                                    ------        ------

                     Total                                          $5,118        $5,276
                                                                    ======        ======

4.    INVENTORIES

                                                                           MARCH 31,
                                                                    ---------------------
                                                                     2000          1999

               Finished goods                                       $1,245        $1,238
               Work-in-process                                         748           873
               Raw materials                                         1,618         1,515
                                                                    ------        ------

                     Total                                          $3,611        $3,626
                                                                    ======        ======

5.    LONG-TERM DEBT

                                                                           MARCH 31,
                                                                    ---------------------
                                                                     2000          1999

               U.K. Term Loan                                       $ 1,313       $ 1,571
               U.K. Variable Rate Loan                                              3,236
               Capital leases                                           714         1,103
                                                                    -------       -------

                     Total                                            2,027         5,910

               Less contractual current maturities                     (589)       (1,425)
               U.K. Loans - reclassified                                           (3,805)
                                                                    -------       -------

                     Long-term portion                              $ 1,438       $   680
                                                                    =======       =======

          The U.K. Term Loan is a 10-year term loan which commenced in July 1995 with a U.K. bank. The loan has quarterly principal payments of $60, plus interest, at the bank's base rate plus 1.5% (7.5% at March 31, 2000 and 7% at March 31, 1999).

          The U.K. Variable Rate Loan commenced October 1997 with a U.K. bank. The loan was repaid in September 1999. The loan bore interest at the bank's base rate plus 1.25% (6.75% at March 31, 1999).

          Substantially all foreign assets (except shares of the foreign subsidiaries) are pledged as collateral for the U.K. Term Loan. This loan includes certain tangible net worth and cash flow covenants relating to the foreign subsidiaries. The Corporation was not in compliance with certain covenants of the Term Loan and Variable Rate Loan at March 31, 1999, but had received waivers of the covenants for that date. At March 31, 1999 in conjunction with these loans, the Corporation agreed to maintain $8,082 of cash on deposit at the bank (of which $1,391 was offset at March 31, 1999 against outstanding bank overdraft balances) until these loans could be renegotiated with new covenants. Due to the cash on deposit requirement, the U.K. loans were reclassified as current debt at March 31, 1999. In September 1999, the Corporation repaid the Variable Rate Loan and renegotiated the covenants of the Term Loan. At March 31, 2000, the Corporation was in compliance with the covenants.

          In September 1999, a working capital line of credit was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivables and fluctuates with increases or decreases in eligible accounts receivables. Borrowings under the line were $2,064 at March 31, 2000. The line of credit has monthly interest payments at the bank's base rate plus 1.5% (7.5% at March 31, 2000).

          Annual required payments of debt, including capital leases, for the next five years and thereafter are as follows:

               2001                 $  589
               2002                    446
               2003                    396
               2004                    239
               2005                    239
               Thereafter              118
                                    ------

               Total                $2,027
                                    ======

    6.    SHAREHOLDERS' EQUITY

          Stock Option Plans - The Corporation's 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005, of which 55,000 options are available for grant at March 31, 2000. Vesting and option expiration periods are determined by the Board of Directors but may not exceed 10 years.

                                                                                                      RANGE
                                                                     NUMBER        WEIGHTED-            OF
                                                                       OF           AVERAGE          EXERCISE
                                                                     SHARES      EXERCISE PRICE       PRICES

               Options outstanding, March 31, 1997                   121,320         $ 3.96         $3.00 - $4.50

               Granted                                                15,000           5.13                  5.13
               Exercised                                             (32,820)          3.24          3.14 -  4.50
               Forfeited                                             (13,000)          4.50                  4.50
                                                                    --------         ------         -------------

               Options outstanding, March 31, 1998                    90,500           4.34          3.00 -  5.13

               Granted                                                79,000           1.69                  1.69
               Exercised                                             (57,500)          4.66          4.50 -  5.13
               Forfeited                                             (15,000)          4.50                  4.50
                                                                    --------         ------         -------------

               Options outstanding, March 31, 1999                    97,000           1.96          1.69 -  4.50

               Forfeited                                             (12,000)          3.25          3.00 -  4.50
                                                                    --------         ------         -------------

               Options outstanding, March 31, 2000                    85,000         $ 1.78         $1.69 - $3.00
                                                                    ========         ======         =============


               Options exercisable, March 31, 1998                    84,500         $ 4.33         $3.00 - $5.13
                                                                    ========         ======         =============

               Options exercisable, March 31, 1999                    18,000         $ 3.17         $3.00 - $4.50
                                                                    ========         ======         =============

               Options exercisable, March 31, 2000                    25,750         $ 1.99         $1.69 - $3.00
                                                                    ========         ======         =============

          No stock options were granted during the year ended March 31, 2000. The weighted-average fair value of the options granted during the years ended March 31, 1999 and 1998 was $0.75 and $2.11, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1999 and 1998, respectively: estimated volatility of 55% and 60%; risk-free interest rate of 4.8% and 6.0%; dividend yield of 0% for both years; and an expected life of 3.5 years and 2.5 years.

          Information with respect to stock options outstanding and exercisable at March 31, 2000 is as follows:

                                                  WEIGHTED-AVERAGE
                                                     REMAINING
                 EXERCISE         NUMBER          CONTRACTUAL LIFE         NUMBER
                  PRICES        OUTSTANDING          (IN YEARS)          EXERCISABLE
                  $ 1.69          79,000               3.73                19,750
                    3.00           6,000               5.60                 6,000
                                  ------               ----                ------

                                  85,000               3.86                25,750
                                  ======               ====                ======

          Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of the Corporation's common stock at the grant date.

          Pro forma net earnings and net earnings per share had compensation costs been determined using the fair value-based method follows:

                                                                        YEAR ENDED MARCH 31,
                                                             ----------------------------------------
                                                                 2000           1999            1998

               Net earnings (loss)                           $   1,583      $  (8,692)      $     224
               Net earnings (loss) per share:
                  Basic                                           0.32          (1.72)           0.04
                  Diluted                                         0.32          (1.72)           0.04

          Warrants - The Corporation issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Corporation distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their expiration on January 31, 1998. The Corporation may reduce the purchase price at any time. In January 2000, the Corporation extended the expiration date of the warrants to January 31, 2001.

          In March 1998, the Corporation issued warrants, which expire in March 2001, to purchase 25,000 shares of its common stock for $5.75 per share to investment advisors assisting the Corporation in the merger of its Life Sciences and Engineering subsidiaries (see Note 2). The weighted-average fair value of these warrants was calculated at $1.37 per share and the Corporation recorded $34 as an expense of the merger for these warrants.

          Treasury Shares - On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation. On September 30, 1999 the directors of the Corporation voted to retire 1,245 common shares purchased by the Corporation in September 1999.

          Accumulated Other Comprehensive Income (Loss) - Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:


                                            FOREIGN        MINIMUM      ACCUMULATED
                                           CURRENCY        PENSION         OTHER
                                          TRANSLATION     LIABILITY     COMPREHENSIVE
                                           ADJUSTMENT     ADJUSTMENT    INCOME (LOSS)
          March 31, 1999                      $380          $(583)         $(203)
          Current period change                 30            422            452
                                              ----          -----          -----

          March 31, 2000                      $410          $(161)         $ 249
                                              ====          =====          =====


7.       INCOME TAXES

          The provisions (benefits) for income taxes on continuing operations include the following:

                                                                   YEAR ENDED MARCH 31,
                                                         -------------------------------------
                                                           2000            1999          1998
         Domestic:
            Current                                      $  (382)        $   268         $ 244
            Deferred                                                       1,445          (333)
                                                         -------         -------         -----

         Total domestic tax expense (benefit)               (382)          1,713           (89)

         Foreign:
            Current                                          130            (145)          108
            Deferred                                                         277           (44)
                                                         -------         -------         -----

         Total foreign tax expense                           130             132            64
                                                         -------         -------         -----

               Total income tax expense (benefit)        $  (252)        $ 1,845         $ (25)
                                                         =======         =======         =====

          Deferred tax assets recorded in the balance sheets include the following:

                                                               MARCH 31,       MARCH 31,
                                                               ---------       ---------
                                                                 2000            1999
         Domestic:
           Alternative minimum tax credit carryforward          $    43         $   320
           Foreign tax credit carryforwards                         904           1,071
           Investment basis in LTS Holdings, Inc.                   363              --
           Provision for loss on discontinued operations            404             496
           Other                                                    268             205
                                                                -------         -------

                                                                  1,982           2,092

         Less valuation allowance                                (1,982)         (2,092)
                                                                -------         -------

           Total domestic deferred tax assets                        --              --

         Foreign:
           Net operating loss carryforwards                       1,186             921
           Tax prepayments not currently utilized                   873             830
           Depreciation expense                                    (567)           (672)
           Other                                                     31             328
                                                                -------         -------

                                                                  1,523           1,407

         Less valuation allowance                                (1,523)         (1,407)
                                                                -------         -------

            Total foreign deferred tax assets                        --              --
                                                                -------         -------

               Net deferred tax assets                          $    --         $    --
                                                                =======         =======

         Valuation allowance:
           Continuing operations                                $ 1,172         $ 1,344
           Discontinued operations                                2,333           2,155
                                                                -------         -------

                                                                $ 3,505         $ 3,499
                                                                =======         =======

          The differences between income taxes at the federal statutory rate and the effective tax rate were as follows:

                                                                 Year Ended March 31,
                                                            -----------------------------
                                                             2000       1999       1998
          Income taxes at federal statutory rate            $(382)    $(1,435)   $(1,003)
          Foreign tax rate differential                       (28)         61         81
          Changes in valuation allowance - continuing
            operations                                       (172)      2,955     (1,583)
          United States ("U.S.") deemed dividend              300         268      2,550
          U.K. pension                                         54          16         15
          Other                                               (24)        (20)       (85)
                                                            -----     -------    -------
              Total income tax expense (benefit) -
                continuing operations                       $(252)    $ 1,845    $   (25)
                                                            =====     =======    =======

         The Corporation provided a deferred tax valuation allowance for the domestic tax assets in fiscal 2000 so that the net domestic tax assets is unchanged from the prior year-end balance of $0. Based upon management's assessment, it is more likely than not that none of the domestic deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. The foreign tax credit carryforwards can only be used to offset future foreign source income, and any future foreign source income would likely generate additional foreign tax credits which would offset this income. As a result, the usage of the carryforward foreign tax credits is not likely. A tax planning strategy for usage of the other net domestic tax assets is considered not likely as well. As a result, a valuation allowance has also been provided for these assets.

         The Corporation provided a deferred tax valuation allowance for foreign tax assets in fiscal 2000 so that the net foreign tax assets are unchanged from the prior year-end balance of $0. Based upon management's assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Usage of the tax prepayments in the future are considered less likely than not, due to the net operating loss carryforwards and a change in the U.K. tax law effective April 1999. The usage of the net operating loss carryforwards are also considered less likely than not, as the subsidiaries which generated them have been unprofitable or only marginally profitable in the past three years, and these carryforwards can only be used in the future by the subsidiaries which originally generated the tax losses.

         In fiscal 1999, the Corporation provided additional deferred tax valuation allowances for domestic and foreign tax assets to adjust the consolidated net assets to $0 at March 31, 1999. Similar to the explanations listed for fiscal 2000, usage of the domestic foreign tax credit carryforward, alternative minimum tax carryforward, and other net domestic tax assets was considered less likely than not as was usage of the foreign net operating loss carryforwards, tax prepayments, and other net foreign tax assets.

         Earnings (loss) from continuing operations before income taxes include foreign earnings (losses) of $691, $(2,249), and $(2,689) in 2000,
         1999, and 1998, respectively. Undistributed earnings of the foreign subsidiaries aggregated $16,104 at March 31, 2000. To date, the Corporation has included in its U.S. taxable income deemed dividends from its foreign subsidiaries of approximately $18,400. The foreign net operating losses of continuing operations at March 31, 2000 were $3,954 for the U.K., without an expiration date.

8.       EMPLOYEE BENEFITS

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

         Effective February 28, 1997, the Corporation amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. The Corporation approved a plan amendment as of March 31, 1998 to terminate the plan. However, on July 1, 1999, the directors of the Corporation rescinded the termination of the plan. With the sale of the Corporation's investment in Wyle (see Note 2), net domestic pension expense is now classified as an expense of discontinued operations. During the years ended March 31, 2000 and 1998, the Corporation recognized curtailment losses of $649 and $190, respectively, for partial plan settlement of pension obligations to vested former employees.

         The components of net pension expense for all plans, excluding the curtailment losses above, were as follows:


                                                           YEAR ENDED MARCH 31,
                                      --------------------------------------------------------------
                                            2000                  1999                   1998
                                      -----------------    ------------------     ------------------
                                      DOMESTIC  FOREIGN    DOMESTIC   FOREIGN     DOMESTIC   FOREIGN

Service cost                                     $ 425                 $ 385                  $ 409
Interest cost                           $ 347      525       $ 362       559        $ 422       603
Expected return on assets                (351)    (612)       (341)     (658)        (411)     (634)
Amortization of prior service cost         35      155          49        63           27       (15)
                                        -----    -----       -----     -----        -----     -----

Net pension expense                     $  31    $ 493       $  70     $ 349        $  38     $ 363
                                        =====    =====       =====     =====        =====     =====

Weighted-average assumptions:
    Discount rate                        5.80%    5.50%       5.99%     5.50%        6.17%     6.50%
    Expected return on plan assets       6.50%    6.50%       6.50%     7.50%        6.50%     7.50%
    Rate of compensation increase        0.00%    3.75%       0.00%     3.75%        0.00%     4.50%

Summary information for the plans is as follows:

                                                                                  MARCH 31,
                                                           --------------------------------------------------
                                                                   2000                        1999
                                                           ----------------------      ----------------------
                                                           DOMESTIC      FOREIGN       DOMESTIC      FOREIGN
    CHANGE IN BENEFIT OBLIGATION

    Benefit obligation at the beginning of year            $ 6,026       $  9,586       $ 6,166       $ 8,656
    Service cost                                                              425                         385
    Interest cost                                              347            525           362           559
    Actuarial (gain) loss                                     (487)          (487)          (69)          432
    Benefits paid                                           (1,334)          (284)         (433)         (104)
    Exchange differences                                                     (123)                       (342)
                                                           -------       --------       -------       -------
    Benefit obligation at end of year                      $ 4,552       $  9,642       $ 6,026       $ 9,586
                                                           =======       ========       =======       =======


    CHANGE IN PLAN ASSETS

    Fair value of plan assets at beginning of year         $ 5,466       $  9,327       $ 5,624       $ 8,724
    Actual return (loss) on plan assets                       (182)         1,070           275           794
    Company contributions                                                     314                         248
    Benefits paid                                           (1,334)          (284)         (433)         (104)
    Exchange differences                                                     (131)                       (335)
                                                           -------       --------       -------       -------
    Fair value of plan assets at end of year               $ 3,950       $ 10,296       $ 5,466       $ 9,327
                                                           =======       ========       =======       =======

    Funded (unfunded) status of the plans                  $  (602)      $    654       $  (560)      $  (259)
    Unrecognized actuarial loss (gain)                         243           (158)          883         1,017
    Unrecognized prior service cost                                           633                         711
                                                           -------       --------       -------       -------
    Accrued cost                                           $  (359)      $  1,129       $   323       $ 1,469
                                                           =======       ========       =======       =======

    AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS

    Prepaid benefit cost                                                  $ 1,129                    $  1,469
    Accrued benefit liability                              $  (602)                    $   (560)
    Accumulated other comprehensive income                     243                          883
                                                           -------       --------       -------       -------
    Net amount recognized                                  $  (359)      $  1,129       $   323       $ 1,469
                                                           =======       ========       =======       =======

     Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan - The Corporation had a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees until March 16, 1998. This plan was transferred to Wyle in connection with the merger (see Note 2). The Corporation matched a specific percentage of the employee's contribution as determined periodically by its Board of Directors. Plan expense was $415 in 1998, which is included in discontinued operations expense.

9.       COMMITMENTS AND CONTINGENCIES

Leases - The Corporation leases various land, buildings, and equipment (principally for its European operations) under capital and operating lease obligations having noncancelable terms ranging from one to 17 years. Minimum lease commitments as of March 31, 2000 follow:

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES

        2001                                                   $ 388       $   820
        2002                                                     231           600
        2003                                                     175           535
        2004                                                                   533
        2005                                                                   533
        Thereafter                                                           7,331
                                                               -----       -------

        Total minimum lease payments                             794       $10,352
                                                                           =======

        Amount representing interest                             (80)
                                                               -----
        Present value of minimum lease payments                  714
        Less current maturities of capital leases                350
                                                               -----
              Long-term portion of capital leases              $ 364
                                                               =====

         At March 31, 2000 and 1999, buildings and equipment under capital leases of $2,704 and $2,757 (less accumulated depreciation of $1,189 and $926), respectively, are included in property, plant, and equipment. Rent expense under operating leases was $890, $1,253, and $1,407 for the years ended March 31, 2000, 1999, and 1998, respectively.

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

         Consulting Agreements - The Corporation entered into a consulting agreement with its former chairman in April 1996 and terminated its obligation to him under a previous founder's agreement. The remaining obligation under the consulting agreement of $79 and $117 at March 31, 2000 and 1999, respectively, is included in other accrued expenses in the consolidated balance sheets.

10.      RESTRUCTURING CHARGES

         During the year ended March 31, 1998, the Corporation recorded restructuring and relocation charges of $1,546 related to its European Housewares businesses. In the restructuring, the Corporation closed its manufacturing facility in Bognor Regis, England, and moved the operations to its facility in Bilston, England. This move was completed in April 1998. Charges were provided for manufacturing plant relocation of $337, employee severance for 100 employees of $352, and rent and other costs related to the vacated facility of $857.

         During the year ended March 31, 1999, an additional $412 of expense was recorded for additional costs related to the vacated facility.

         At March 31, 2000, accrued expenses included $45 for estimated final expenses of a vacated leased office. The lease ended June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been paid.

         The following is a summary of the provision for restructuring charges:

                                                                              MARCH 31,
                                                                   --------------------------------
                                                                   2000          1999          1998
         Beginning balance                                         $ 680       $   572       $   340
         Provision for U.K. manufacturing facility relocation                      412         1,546
         Charges                                                    (635)         (304)       (1,314)
                                                                   -----       -------       -------

         Ending balance                                            $  45       $   680       $   572
                                                                   =====       =======       =======

11.      BUSINESS SEGMENTS AND RELATED INFORMATION

         The Corporation adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in fiscal 1999. The Corporation's continuing operations consist of its Housewares segment located in Europe.

         The Housewares segment is composed of Beldray Ltd. and Hago Products Ltd., subsidiaries that manufacture and sell, under various proprietary brand names and private labels, ironing tables, household ladders, rotary dryers, indoor airers, children's safety gates and accessories, and garden equipment. Customers include do-it-yourself retailers, supermarkets, mail-order catalogs, wholesalers, and department stores, primarily in the U.K. and Ireland.

         Information concerning the Corporation's continuing operations by segment is presented in the following table:


                                                                                                    REVENUES
                                                                                              YEAR ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                                       2000           1999           1998

         Housewares                                                                  $ 32,011       $ 34,832       $ 41,152
                                                                                     ========       ========       ========

                                                                                             OPERATING PROFIT (LOSS)
                                                                                              YEAR ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                                       2000           1999           1998

         Housewares                                                                  $    590       $ (2,144)      $ (1,735)
         Corporate expense (U.S. and U.K.)                                             (1,855)        (2,359)        (1,428)
                                                                                     --------       --------       --------
                                                                                       (1,265)        (4,503)        (3,163)
         Interest expense                                                                (208)          (424)          (751)
         Interest income                                                                  328            532              7
         Other income - net                                                                22            175            957
                                                                                     --------       --------       --------
            Loss from continuing operations before income taxes                      $ (1,123)      $ (4,220)      $ (2,950)
                                                                                     ========       ========       ========

                                                                                              CAPITAL EXPENDITURES
                                                                                              YEAR ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                                       2000           1999           1998

         Housewares                                                                  $    213       $    104       $  1,287
         Corporate                                                                          2             16             14
                                                                                     --------       --------       --------
                                                                                     $    215       $    120       $  1,301
                                                                                     ========       ========       ========

                                                                                               IDENTIFIABLE ASSETS
                                                                                              YEAR ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                                       2000           1999           1998

         Housewares                                                                  $ 14,391       $ 13,971       $ 17,629
         Discontinued operations                                                          855            941         11,008
         Corporate                                                                      7,882         11,209          8,909
                                                                                     --------       --------       --------
                                                                                     $ 23,128       $ 26,121       $ 37,546
                                                                                     ========       ========       ========

                                                                                          DEPRECIATION AND AMORTIZATION
                                                                                              YEAR ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                                       2000           1999           1998

         Housewares                                                                  $    807       $    877       $    930
         Corporate                                                                          6              4             38
                                                                                     --------       --------       --------
                                                                                     $    813       $    881       $    968
                                                                                     ========       ========       ========


         The revenues of the Housewares segment were from sales to customers in Europe in fiscal 2000, 1999, and 1998, respectively. All revenue relates to tangible products and includes revenues from one customer of $11,031, $12,773, and $14,550 in fiscal 2000, 1999, and 1998, respectively. Revenues from another customer were $4,593 and $5,251 in fiscal 2000 and 1999, respectively.

12. RELATED PARTIES

          From April 1998 to November 1999, a director of the Corporation had a consulting agreement with the Corporation. The director was paid $40 and $60 under this agreement in fiscal 2000 and 1999, respectively. Also, from April 1998 to November 1999, the Corporation had an identical consulting agreement with Fortuna Advisors, Inc. ("Fortuna"). A director of the Corporation was the sole shareholder and President of Fortuna, which was paid $40 and $60 under this agreement in fiscal 2000 and 1999, respectively. Both of these consulting agreements were terminated by mutual consent effective November 30, 1999.

          Two directors of the Corporation are members of two different law firms. The Corporation paid $375, $145, and $125 for legal services to these law firms in fiscal 2000, 1999, and 1998, respectively.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             FISCAL
                                                              Year
                                                              Ended     Fourth         Third        Second         First
                                                            March 31,   Quarter       Quarter       Quarter       Quarter

         REVENUES                                             2000      $ 8,046       $ 8,291       $ 7,993       $ 7,681
                                                              1999        9,032         8,063         9,482         8,255

         GROSS PROFIT (Revenues less cost of goods sold)      2000          530           755           727           672
                                                              1999          263            (5)          (29)          496

         EARNINGS (LOSS) FROM CONTINUING
             OPERATIONS                                       2000         (355)           19          (205)         (330)
                                                              1999       (2,194)       (1,773)       (1,477)         (621)

         NET EARNINGS (LOSS)                                  2000         (491)        2,832          (165)         (593)
                                                              1999       (3,725)       (2,060)       (1,962)         (886)

         EPS:
            Continuing operations
               Basic                                          2000        (0.07)         0.01         (0.04)        (0.07)
                                                              1999        (0.44)        (0.36)        (0.29)        (0.12)
               Diluted                                        2000        (0.07)         0.01         (0.04)        (0.07)
                                                              1999        (0.44)        (0.36)        (0.29)        (0.12)

            Net earnings (loss)
               Basic                                          2000        (0.10)         0.57         (0.03)        (0.12)
                                                              1999        (0.75)        (0.41)        (0.39)        (0.17)
               Diluted                                        2000        (0.10)         0.57         (0.03)        (0.12)
                                                              1999        (0.75)        (0.41)        (0.39)        (0.17)

         WEIGHTED-AVERAGE COMMON SHARES
           OUTSTANDING:
               Basic                                          2000        4,976         4,976         4,977         4,978
                                                              1999        4,978         4,978         5,028         5,215
               Diluted                                        2000        4,976         4,976         4,977         4,978
                                                              1999        4,978         4,978         5,028         5,215

14. EARNINGS PER SHARE


                                                              2000                       1999                        1998
                                                     ----------------------      ----------------------      -----------------------
                                                                  PER SHARE                   PER SHARE                   PER SHARE
                                                     AMOUNT        AMOUNT         AMOUNT       AMOUNT         AMOUNT       AMOUNT

         Loss from continuing operations             $  (871)                    $(6,065)                    $(2,925)

         Basic:
            Weighted-average shares outstanding        4,977       $ (0.17)        5,049       $ (1.20)        5,168       $ (0.57)
                                                     =======       =======       =======       =======       =======       =======

         Diluted:
            Weighted-average shares outstanding        4,977       $ (0.17)        5,049       $ (1.20)        5,168       $ (0.57)
                                                     =======       =======       =======       =======       =======       =======



         The dilutive securities from options were 6 and 31 in 1999 and 1998, respectively, and are not used because they would be antidilutive.

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

                           DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information about the directors of the Corporation:

                                                                                COMMON SHARES
                     NAME AND OFFICES                         DIRECTOR        BENEFICIALLY OWNED
             PRESENTLY HELD WITH CORPORATION                   SINCE          AS OF 6/23/00 (3)
----------------------------------------------------------    --------    --------------------------

                                                                             NUMBER       % OF CLASS
DIRECTORS WHOSE TERM OF OFFICE EXPIRED IN 1999 (1) :                      ------------    ----------

T. Wayne Holt  (2) .......................................      1993       21,883   (4)       (11)
     Director

James J. Mulligan ........................................      1966       32,085   (5)       (11)
     Director and Secretary

Ronald J. Vannuki ........................................      1998      190,875   (6)       3.7
     Director

DIRECTORS WHOSE TERM OF OFFICE EXPIRES IN 2000:

Robert M. Thornton, Jr ...................................      1996      215,024   (7)       4.3
     Director,  Chairman, President, Chief
     Executive Officer and Chief Financial Officer

Karen B. Brenner .........................................      1996      827,348   (8)      16.3
     Director

C. Michael Ford ..........................................      1999        3,000             (11)
     Director

Howard E. Turner .........................................      1998      119,537   (9)       2.4
     Director

DIRECTOR NOMINEE:

Steven Baileys, D.D.S. (2) ...............................      N/A       715,198  (10)      14.1
     Nominee


(1) These directors continue to hold office because no successors were elected. The Corporation was enjoined from holding its 1999 Annual Shareholders Meeting. See Item 3. Legal Proceedings.
(2) On August 9, 1999, Mr. Holt announced that he would not stand for election at the 1999 Annual Meeting. Dr. Baileys was nominated by the Board of Directors to replace Mr. Holt. The 1999 Annual Shareholders Meeting was not held due to an injunction. Dr. Baileys continues to be a nominee for Director. See Item 3. Legal Proceedings.

(3) These columns show the number of Common Shares beneficially owned as of June 23, 2000, as confirmed by each beneficial owner, and the percentage of class represented thereby, and includes, where applicable, shares owned by members of the individual's household. Unless otherwise indicated, each individual has voting power and investment power which are exercisable solely by such individual or are shared by such individual with members of his or her household.
(4)      Includes 5,952 shares that may be acquired upon exercise of warrants.
(5)      Includes 5,380 shares that may be acquired upon exercise of warrants.
(6) These shares (which include 151,557 shares which may be acquired upon the exercise of warrants) are beneficially owned by Fortuna Investment Partners, L.P. Mr. Vannuki is the president of its general partner, Fortuna Capital Management, Inc.
(7) Includes 37,540 shares that may be acquired upon exercise of warrants and 5,000 shares that may be acquired upon the exercise of options within 60 days of June 23, 2000.
(8) Includes 815,228 shares (which include 110,882 shares which may be acquired upon the exercise of warrants) over which Ms. Brenner, as a registered investment advisor and sole shareholder of Fortuna Asset Management, LLC, has shared investment power. Ms. Brenner shares investment power over 715,198 shares (which include 102,982 shares which may be acquired upon the exercise of warrants) with Dr. Baileys.
(9) Includes 12,685 shares that may be acquired upon the exercise of warrants.
(10) Dr. Baileys shares investment power over all of these shares (which include 102,982 shares which may be acquired upon the exercise of warrants) with Ms. Brenner.
(11)     Less than 1%.

         Certain information concerning each person listed in the above table, including his or her principal occupation for at least the last five years, is set forth below.

         T. Wayne Holt, 73, was involved continuously with the Corporation's life sciences, aerospace and engineering operations for twenty-two years commencing with his initial employment in 1971 until his initial retirement in 1993. Mr. Holt came out of retirement and was elected President of KRUG Life Sciences Inc., a position he previously held, from April 15, 1995 until his second retirement on April 15, 1997. Mr. Holt held a number of positions, including Vice President-Aerospace Group from 1981 to 1988, Assistant to the Chairman, Aerospace Group, from 1988 to 1990, Vice President from May 1990 to February 1991, Executive Vice President from February 1991 to December 31, 1992, and Advisor to the Chairman, Life Sciences and Engineering, from January 1, 1993 to May 1, 1993.

         James J. Mulligan, 78, became Secretary of the Corporation in 1966. Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. Mulligan & Mulligan is general counsel to the Corporation and received $78,681 for legal services rendered during the Corporation's fiscal year ended March 31, 2000.

         Ronald J. Vannuki, 59, has been a registered investment adviser with Strome Securities, L.P., a broker and investment adviser, since 1995. From 1988 to 1995, Mr. Vannuki was Managing Director of Drake Capital Securities, Inc., a registered broker-dealer, and from 1990 to 1995 was a Director and Portfolio Manager of Drake Capital Advisers, Inc., a registered investment adviser.

         Robert M. Thornton, Jr., 51, has been Chairman and Chief Executive Officer of the Corporation since September 10, 1998, President since July 16, 1996 and Chief Financial Officer since July 18, 1997. From October 1994 to the present, Mr. Thornton has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation ("Hallmark") from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

         Karen B. Brenner, 47, has been President of Fortuna Asset Management, LLC, an investment advisory firm located in Newport Beach, California, since 2000. Fortuna Asset Management, LLC succeeded the business of Fortuna Advisors, Inc., which Ms. Brenner formed and operated from 1993 to 2000. Ms. Brenner is also a director of Creative Bakeries, Inc.

         C. Michael Ford, 61, has been the owner and Chairman of the Board of Montpelier Corporation, a venture capital and real estate holding company, since October 1990. Mr. Ford served as Vice President of Development of Columbia/HCA Healthcare Corporation from September 1994 to September 1997, and was Vice President of Marketing of Meditrust from October 1993 to September 1994. Mr. Ford was employed by Charter Medical Corporation from 1976 to 1990 in a variety of positions, which included Secretary and Treasurer, Chief Financial Officer and a member of the Board of Directors. Mr. Ford has been the Interim Chief Executive Officer and Chairman of the Board of In Home Health, Inc., since February 2000.

         Howard E. Turner, 58, has been a partner in the law firm of Smith, Gambrell & Russell, LLP, since 1971, where he heads one of the firm's corporate sections. Mr. Turner has been involved in numerous corporate mergers, acquisitions and dispositions; in structuring public and private equity and debt financing; and has represented special committees and boards of directors of large public companies. Mr. Turner has served as a director of Avlease, Ltd., a lessor of large commercial aircraft, and currently serves as an officer and director of HSR, Ltd. Mr. Turner provides legal services to the Corporation through the law firm, Smith, Gambrell & Russell, LLP, as requested by the Corporation.

         Dr. Steven Baileys, 46, has been Chairman of the Board of Directors of SafeGuard Health Enterprises, Inc., a public dental care benefits company, since 1995, Chief Executive Officer from 1995 to February 2000, President from 1981 until 1997 and Chief Operating Officer from 1981 until 1995. Dr. Baileys is licensed to practice dentistry in the State of California.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         See Information concerning the executive officers of the Corporation set forth in Part I of this report.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Corporation and owners of more than 10% of the Corporation's Common Shares to file an initial ownership report with the Securities and Exchange Commission and a monthly or annual report listing any subsequent change in their ownership of any of the Corporation's equity securities. The Corporation believes, based on information provided to the Corporation by the persons required to file such reports, that all filing requirements applicable to such persons during the period from April 1, 1999 through March 31, 2000 have been met.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table presents, for the three fiscal years ended March 31, 2000, the compensation of the Chief Executive Officer during the year ended March 31, 2000 and the other executive officers at March 31, 2000 whose salary and bonus during fiscal 2000 exceeded $100,000.

                                                                                    LONG-TERM COMPENSATION
                                                                               ---------------------------------
                                                                                       AWARDS           PAYOUTS
                                                                               ----------------------  ---------
                                            ANNUAL COMPENSATION
                                        -------------------------------------                          LONG-TERM
                                                                    OTHER      RESTRICTED  SECURITIES  INCENTIVE
                                                                    ANNUAL       STOCK     UNDERLYING    PLAN     ALL OTHER
        NAME AND                         SALARY        BONUS     COMPENSATION    AWARDS     OPTIONS     PAYOUTS  COMPENSATION
  PRINCIPAL POSITIONS         YEAR        ($)           ($)          ($)           ($)        (#)         ($)           ($)
------------------------
ROBERT M. THORNTON, JR.,      2000      $210,000      $49,544        $0            $0             0       $0        $    0
 Chairman, President,         1999       196,700            0         0             0        20,000        0             0
 Chief Executive Officer      1998       159,500       35,000(2)      0             0             0        0         4,785(3)
 and Chief Financial
 Officer (1)

MARSHALL COOPER               2000      $104,754      $     0        $0            $0             0       $0        $    0
 Managing Director            1999        83,642            0         0             0             0        0             0
 Beldray Ltd. (4)             1998        77,994        4,310         0             0             0        0             0

---------------

(1) Mr. Thornton was elected Chairman and Chief Executive Officer on September 10, 1998.
(2)      This bonus was for services performed in fiscal 1997 and fiscal 1998.
(3) This amount was contributed by the Corporation under the 401(k) plan for the benefit of the named executive.
(4) Mr. Cooper was appointed Managing Director of Beldray Limited in November 1998 and was Sales Director of Beldray Limited from December 1990 until November 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows, for the named executive officers, additional information about option grants for the fiscal year ended March 31, 2000.

                                           INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE VALUE
                            -----------------------------------------------         AT ASSUMED ANNUAL RATES
                            NUMBER OF  % OF TOTAL                                        OF STOCK PRICE
                              SHARES    OPTIONS                                     APPRECIATION FOR OPTION
                            UNDERLYING GRANTED TO                                ------------------------------
                             OPTIONS    EMPLOYEES    EXERCISE OR                              TERM
                             GRANTED    IN FISCAL     BASE PRICE EXPIRATION      --------------------------------
         NAME                  (#)        YEAR       ($/SHARE)      DATE         0%($)        5%($)        10%($)
----------------------      ---------- ----------    ----------- ----------      -----        -----        ------
Robert M. Thornton, Jr          0          N/A          N/A          N/A          N/A          N/A          N/A
Marshall Cooper                 0          N/A          N/A          N/A          N/A          N/A          N/A

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table shows information about stock option exercises during fiscal 2000 and unexercised stock options at March 31, 2000 for the named executive officers.

                                                                    NUMBER OF SHARES
                                                                       UNDERLYING
                                                                       UNEXERCISED        VALUE OF UNEXERCISED
                                                                    OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS
                                   SHARES                               YEAR-END          AT FISCAL YEAR-END
                                ACQUIRED ON         VALUE             EXERCISABLE/           EXERCISABLE/
         NAME                   EXERCISE (#)     REALIZED ($)       UNEXERCISABLE (#)      UNEXERCISABLE ($)
----------------------          ------------     ------------       -----------------    ---------------------
Robert M. Thornton, Jr               0               $0               5,000/20,000               $0/$0
Marshall Cooper                      0               N/A              N/A                        N/A


                                      OTHER

         Mr. Thornton, Chairman, President, Chief Executive Officer and Chief Financial Officer, is currently employed by the Corporation under the terms of an Employment Agreement effective August 1, 1998. The initial term of the Agreement expired July 31, 1999, but the Agreement continues in force until either Mr. Thornton or the Corporation provides four months written notice terminating the Agreement. The Agreement provides for an annual base salary of $210,000, plus any increases that may be granted from time to time by the Corporation. Mr. Thornton is also eligible to receive a bonus equal to twenty-five percent of his annual base salary if certain goals, agreed to by the parties to the Agreement, for the current and future fiscal years are met. During the term of his employment, Mr. Thornton is also eligible to participate in any stock option or compensation plan adopted for officers and shall receive the fringe benefits extended by the Corporation to its most highly compensated executives.

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

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on the Corporation's Common Shares for its last five fiscal years with the cumulative total return of the American Stock Exchange Market Index, an American Stock Exchange listed peer group index over the same period with market capitalization between $20 million and $40 million ("AMEX I"), and an American Stock Exchange listed peer group index over the same period with market capitalization between $0 and $20 million ("AMEX II") assuming investments of $100 in each vehicle on March 31, 1995 and reinvestment of all dividends. The AMEX I peer group index is comprised of 621 companies and includes all non-financial American Stock Exchange companies with a market capitalization of between $20 and $40 million, which were publicly traded throughout the five-year period. The AMEX II peer group index is comprised of 658 companies and includes all non-financial American Stock Exchange companies with a market capitalization between $0 and $20 million which were publicly trading throughout the five-year period. Due to the fact that the Corporation's shares have been traded at lower levels, the Corporation believes it is appropriate to compare its return with companies with the lower market capitalization of the AMEX II peer group. The peer group indexes were developed by an independent agency. The Corporation is not aware of any appropriate industry or line-of-business index with which to compare itself because of the diversity of the Corporation's businesses and, therefore, it believes a market capitalization index is appropriate.

                                PERFORMANCE DATA

                                     1995        1996       1997       1998       1999       2000
                                     ----        -----      -----      -----      -----      -----
KRUG International Corp.              100         93.3      136.7      150.0       40.0       36.7
$20M - $40M Capitalization Group      100        116.5      106.2      108.3       60.6       55.0
$0M - $20M Capitalization Group       100        103.5       80.5       83.9       41.0       33.1
Broad AMEX Market Index               100        120.9      122.1      159.5      150.9      213.4

         The companies which comprise the AMEX I and AMEX II peer groups are listed on Exhibits 99.1 and 99.2 of this report.


                     EXECUTIVE COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

         The Executive Compensation Committee of the Board of Directors currently is comprised of two directors who are not employees or former employees of the Corporation. The Committee's stated function is to act in an advisory capacity to the Board with respect to compensation of executives of the Corporation. Except as specifically authorized by the Board, the Committee does not have the authority to fix the compensation of any employee, officer or director of the Corporation. However, since the Committee's creation in 1977, the Board has only on rare occasions not completely adopted the recommendations of the Committee and on those occasions only minor changes were made.

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

         The Corporation's base salaries are intended to be consistent with its understanding of competitive practices, levels of responsibility, qualifications necessary for the particular position, and experience. Salary increases reflect the Committee's belief as to competitive trends, the performance of the individual and the overall financial performance of the Corporation.

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

         While salary and short-term incentives are primarily designed to compensate current and past performance, the main purpose of the long-term incentive compensation program is to directly link management compensation with the long-term interests of shareholders. The Corporation currently is using, as it has for many years, stock options to provide that link. Options are intended to provide strong incentives for superior long-term future performance.

         In November 1998, the Directors adopted the recommendation of the Committee and authorized the execution of an Employment Agreement with Mr. Thornton, which is described under the heading "Other". Under the Agreement, Mr. Thornton received an annual base salary of $210,000 during the 1999 fiscal year and also during the 2000 fiscal year. The Committee believes that this base salary is at the low end for positions requiring similar competence, dedication, creativity, experience and leadership qualities. The Agreement also provides that Mr. Thornton will receive a bonus equal to 25% of his annual base salary if goals agreed to by the Corporation and Mr. Thornton are met. No bonus was payable for fiscal 1999 because the agreed goals were not met. For fiscal 2000 it was agreed that Mr. Thornton would be paid a bonus equal to 0.6% of the amount or value received, or paid out, by the Corporation in connection with "significant transactions" (i.e., those determined to be significant by the Committee, including the disposition or acquisition of significant amounts of assets or the repatriation of cash from the U.K.) consummated during fiscal 2000. The reason for choosing these goals was to encourage and reward the accomplishment of actions which would help position the Corporation to enter the healthcare industry its primary strategic objective. During fiscal 2000, the Corporation consummated two transactions which the Committee deemed significant and upon which Mr. Thornton received the bonus amount (which is reflected in the "Summary Compensation Table"): the sale of the Corporation's equity interest in Wyle Laboratories, Inc. for $4,125,000 in cash and the repatriation of $4,132,000 in cash from the U.K.

         This report has been submitted by the Executive Compensation Committee:

                  Karen B. Brenner           James J. Mulligan



           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Executive Compensation Committee are Ms. Brenner (Chairperson) and Mr. Mulligan. Ms. Brenner was the sole shareholder and President of Fortuna Advisors, Inc. From April 1, 1998 until its termination on November 30, 1999, Fortuna Advisors, Inc. had a Consulting Agreement with the Corporation (see Item 13. Certain Relationships and Related Transactions in this Annual Report on Form 10K). Mr. Mulligan is Secretary of the Corporation and a member of the law firm of Mulligan & Mulligan, general counsel for the Corporation. Mulligan & Mulligan received $78,681 for legal services rendered during the Corporation's fiscal year 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       PRINCIPAL HOLDERS OF COMMON SHARES

     Set forth below is certain information concerning the entities known by the Board of Directors of the Corporation to be the beneficial owners of more than 5% of the outstanding Common Shares of the Corporation as of June 23, 2000.

                                                  COMMON SHARES BENEFICIALLY OWNED
                                                            AS OF 6/23/00 (1)
                                                  --------------------------------
   NAME AND ADDRESS                                 SHARES             % OF CLASS
   ----------------                               ----------           -----------
   FORTUNA ASSET MANAGEMENT, LLC (2)               815,228(4)              16.0
   1300 Bristol Street North
   Suite 100
   Newport Beach, CA 92660

   KAREN B. BRENNER (2)                            827,348(5)              16.2
   1300 Bristol Street North
   Suite 100
   Newport Beach, CA 92660

   BAILEYS FAMILY TRUST (3)                        378,649(2)(6)            7.5
   C/O Karen Brenner
   P.O. Box 9109
   Newport Beach, CA 92658-9109

   STEVEN BAILEYS (3)                              715,198(2)(7)           14.1
   C/O Karen Brenner
   P.O. Box 9109
   Newport Beach, CA 92658-9109

   DIMENSIONAL FUND ADVISORS                       268,129                  5.4
   1299 Ocean Avenue
   Eleventh Floor
   Santa Monica, CA 90401

   WESTSIDE CAPITAL PARTNERS, L.P.                 275,700                  5.5
   575 Lexington Avenue
   Seventh Floor
   New York, NY  10022


(1) Under applicable Securities and Exchange Commission regulations, shares are treated as "beneficially owned" if a person has or shares voting or investment power with respect to the shares or has a right to acquire the shares within 60 days of June 23, 2000. Unless otherwise indicated, sole voting power and sole investment power are exercised by the named entity. In calculating "% of Class" for an entity, shares which may be acquired by the entity within such 60-day period are treated as owned by the entity and as outstanding shares.
(2) The business of Fortuna Asset Management, LLC is to provide discretionary investment management services to clients and Karen B. Brenner is President of Fortuna Asset Management,

         LLC. Ms. Brenner also serves as a director of the Corporation. Ms. Brenner has shared investment power over all shares reported by the Baileys Family Trust and Steven Baileys.
(3) Baileys Family Trust is a private investor, and Steven Baileys is a private investor, the Trustee of Baileys Family Trust, and a nominee for election as a director.
(4)      Includes 110,662 shares that may be acquired upon exercise of warrants.
(5)      Includes 110,882 shares that may be acquired upon exercise of warrants.
(6)      Includes 52,041 shares that may be acquired upon exercise of warrants.
(7)      Includes 102,982 shares that may be acquired upon exercise of warrants.

         The parties listed above in this section (excluding Dimensional Fund Advisors and Westside Capital Partners, L.P.), together with Ronald J. Vannuki, have filed with the Securities and Exchange Commission, as a group, a Schedule 13D and amendments thereto under the Securities and Exchange Act of 1934 relating to their beneficial ownership of shares of the Corporation. The information set forth herein with respect to beneficial ownership of shares of the Corporation was obtained from Amendment No. 6 to Schedule 13D dated October 22, 1998 and filed April 1, 1999, as supplemented by members of the group. The parties listed above, except Dimensional Fund Advisors and Westside Capital Partners, L.P., are sometimes referred to as the Fortuna Group. As a group, the Fortuna Group beneficially owns 1,018,223 shares (including warrants to purchase 262,439 shares) or 19.4% of the outstanding shares of the Corporation.


                        COMMON SHARES OWNED BY MANAGEMENT

     The following table sets forth the number of Common Shares of the Corporation beneficially owned as of June 23, 2000 by each named executive listed in the Summary Compensation Table and by all directors, nominees and executive officers of the Corporation as a group.

             NAME                                     COMMON SHARES BENEFICIALLY
                                                          OWNED AS OF 6/23/00
------------------------------                       -----------------------------
                                                         NUMBER         % OF CLASS
                                                     ------------       ----------
Robert M. Thornton, Jr.                                215,024 (1)          3.5

Marshall Cooper                                              0                0

Directors, Nominees and  Executive Officers          1,463,270 (2)         27.5
  as a Group (10 persons)


(1) Includes 37,540 shares that may be acquired upon the exercise of warrants and 5,000 shares that may be acquired upon the exercise of options within 60 days of June 23, 2000.
(2) Includes 325,889 shares that may be acquired upon the exercise of warrants and 18,500 shares that may be acquired upon the exercise of options within 60 days of June 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective April 1, 1998, Ronald J. Vannuki, a director of the Corporation, entered into a Consulting Agreement with the Corporation. The Agreement was terminated by mutual agreement effective November 30, 1999. Mr. Vannuki's duties under the Agreement were to prepare short-term and intermediate-term acquisition plans and investigate and evaluate potential acquisitions for the Corporation. The amount of time to be devoted by him to his duties was agreed to by the parties but it was anticipated that Mr. Vannuki on average would perform approximately twenty hours of service per month. The Agreement provided for a fee to Mr. Vannuki of $5,000 per month. The Agreement also provided that, during its term, Mr. Vannuki would not provide similar services to anyone else.

         Also effective April 1, 1998, the Corporation entered into an identical Consulting Agreement with Fortuna Advisors, Inc. Karen Brenner, a director of the Corporation, was the sole shareholder and President of Fortuna Advisors, Inc. The Agreement was terminated by mutual agreement effective November 30, 1999.

         James J. Mulligan, secretary and a director of the Corporation, is a member of the law firm of Mulligan & Mulligan. Mulligan & Mulligan is general counsel to the Corporation and received $78,681 for legal services rendered during the Corporation's fiscal year 2000.

         Howard E. Turner, a director of the Corporation, is a partner in the law firm of Smith, Gambrell & Russell, LLP, which provides legal services to the Corporation.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

         The following consolidated financial statements of the Corporation and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

         Independent Auditors' Report.

         Consolidated Balance Sheets - March 31, 2000 and 1999.

         Consolidated Statements of Earnings - for the years ended March 31, 2000, 1999 and 1998.

         Consolidated Statements of Shareholders' Equity - for the years ended March 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows - for the years ended March 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements - for the years ended March 31, 2000, 1999 and 1998.

     (a)(2) Financial Statement Schedules

           Independent Auditors' Report................    At page 56 of this Report.

           Schedule II Valuation and qualifying
           accounts....................................    At page 57 of this Report

         The information required to be submitted in Schedules I, III, IV and V for KRUG International Corp. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, have been omitted.

         (b) Reports on Form 8-K

         During the quarter ended March 31, 2000, the Corporation filed no reports on Form 8-K.

         (c) Exhibits

         The "Index to Exhibits" to this Annual Report on Form 10-K is incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of June, 2000.

                                  KRUG INTERNATIONAL CORP.


                                  By:     /s/ ROBERT M. THORNTON, JR.
                                       -----------------------------------
                                              Robert M. Thornton, Jr.
                                       Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:



             Name                                            Title                                      Date
----------------------------------         ----------------------------------------------       -------------------

                                           Director, Chairman, President, Chief Executive
/s/ ROBERT  M. THORNTON, JR.               Officer and Chief Financial Officer                    June 26, 2000
----------------------------------         (principal executive and financial officer)          -------------------
Robert M. Thornton, Jr.


/s/ MARK J. STOCKSLAGER                    Principal Accounting Officer                           June 26, 2000
----------------------------------         (principal accounting officer)                       -------------------
Mark J. Stockslager


/s/ KAREN B. BRENNER                       Director                                               June 26, 2000
----------------------------------                                                              -------------------
Karen B. Brenner


/s/ C. MICHAEL FORD                        Director                                               June 26, 2000
----------------------------------                                                              -------------------
C. Michael Ford


/s/ T. WAYNE HOLT                          Director                                               June 26, 2000
----------------------------------                                                              -------------------
T. Wayne Holt


/s/ JAMES J. MULLIGAN                      Director                                               June 26, 2000
----------------------------------                                                              -------------------
James J. Mulligan


/s/ HOWARD E. TURNER                       Director                                               June 26, 2000
----------------------------------                                                              -------------------
Howard E. Turner


/s/ RONALD J. VANNUKI                      Director                                               June 26, 2000
----------------------------------                                                              -------------------
Ronald J. Vannuki

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  KRUG International Corp.
Atlanta, Georgia

We have audited the consolidated financial statements of KRUG International Corp. and Subsidiaries as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000 and have issued our report thereon dated May 19, 2000 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of KRUG International Corp. and Subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Atlanta, Georgia
May 19, 2000

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              AMOUNTS IN THOUSANDS

     COLUMN A                    COLUMN B                COLUMN C                  COLUMN D        COLUMN E
     --------                    --------                --------                  --------        --------

                                                                 CURRENCY
          ALLOWANCE FOR         BALANCE AT      CHARGED TO      TRANSLATION/      DEDUCTIONS      BALANCE AT
             DOUBTFUL           BEGINNING        COST AND       ACQUISITION/         FROM            END
             ACCOUNTS            OF YEAR         EXPENSES      (DISPOSITION)       RESERVES        OF YEAR
             --------            -------         --------      -------------       --------        -------

     YEAR ENDED
     MARCH 31, 2000               $  134           $    -         $   (38)           $   16        $    80

     YEAR ENDED
     MARCH 31, 1999               $  174           $   18         $    (7)           $   51        $   134

     YEAR ENDED
     MARCH 31, 1998               $  856           $   21         $  (645)           $   58        $   174


         DEFERRED INCOME                                         CURRENCY
            TAX ASSET           BALANCE AT      CHARGED TO      TRANSLATION/      DEDUCTIONS      BALANCE AT
            VALUATION           BEGINNING        COST AND       ACQUISITION/         FROM            END
            ALLOWANCE            OF YEAR         EXPENSES      (DISPOSITION)       RESERVES        OF YEAR
             --------            -------         --------      -------------       --------        -------


     YEAR ENDED
     MARCH 31, 2000              $ 4,228          $   116         $ (729)          $   110        $ 3,505

     YEAR ENDED
     MARCH 31, 1999              $ 3,411          $ 3,279         $  (35)          $ 2,427        $ 4,228

     YEAR ENDED
     MARCH 31, 1998              $ 5,536          $   984         $   47           $ 3,156        $ 3,411


                                INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1 Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference from Exhibit 3.1 of the Corporation's Report on Form 10-K for the year ended March 31,
                  1998).
         3.2 Code of Regulations of KRUG International Corp., as amended (incorporated by reference from Exhibit 3.1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1996).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1      Loan Facility dated December 8, 1994 among KRUG International
                  (UK) Limited, Beldray Limited and National Westminster Bank (incorporated by reference from Exhibit 4.9 of the Corporation's Report on Form 10-K for the year ended March 31,
                  1996).
         4.2 Facility Letter dated November 18, 1999 from KRUG International (UK) Limited, Beldray Limited and Westminster Bank PLC.
         4.3 Invoice Discounting Agreement (recourse) between Lombard NatWest Discounting Limited and Beldray Limited, dated September 27, 1999 (incorporated by reference from Exhibit
                  10.1 of the Corporation's Report on Form 10-Q for the quarter ended September 30, 1999).
         4.4 Invoice Discounting Agreement (recourse) between Lombard NatWest Discounting Limited and Klippan Limited, dated September 27, 1999 (incorporated by reference from Exhibit
                  10.2 of the Corporation's Report on Form 10-Q for the quarter ended September 30, 1999).

(10)     MATERIAL CONTRACTS:

         10.1 1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).
         10.2 Consulting Agreement between KRUG International Corp. and Maurice F. Krug dated April 30, 1996 (incorporated by reference from Exhibit 10.4 of the Corporation's Report on Form 10-K for the year ended March 31, 1996).
         10.3 Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. dated November 9, 1998 (incorporated by reference from Exhibit 10.1 of the Corporation's Report on Form 10-Q for the quarter ended December 31, 1998).
         10.4 Stock Purchase Agreement between KRUG International Corp. and Wyle Laboratories, Inc. dated September 24, 1999 (incorporated by reference from Exhibit 10.3 of the Corporation's Report on Form 10-Q for the quarter ended September 30, 1999).
         10.5 Exchange Agreement between KRUG International Corp. and LTS Holdings, Inc. dated September 24, 1999 (incorporated by reference from Exhibit 10.4 of the Corporation's Report on Form 10-Q for the quarter ended September 30, 1999).

         10.6 Extension of Closing Date of Stock Purchase Agreement and Exchange Agreement between KRUG International Corp., Wyle Laboratories, Inc. and LTS Holdings, Inc. dated October 29, 1999 (incorporated by reference from Exhibit 10.5 of the Corporation's Report on Form 10-Q for the quarter ended September 30, 1999).

(21)     SUBSIDIARIES:

         21.1     List of Subsidiaries.

(23)     CONSENTS OF EXPERTS AND COUNSEL:

         23.1 Consent of Deloitte & Touche LLP dated June 23, 2000 with respect to material incorporated by reference into the KRUG International Corp. Registration Statement on Form S-8 (No. 333-06129) relating to the Corporation's 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Corporation's Warrants to purchase Common Shares.

(27)     FINANCIAL DATA SCHEDULES:

         27.1     Financial Data Schedules for the fiscal year ended March 31,
                  2000.

(99)     ADDITIONAL EXHIBITS

         99.1     Companies comprising AMEX I peer group

         99.2     Companies comprising AMEX II peer group