Form 10-Q
period 2000-06-30
KRUG INTERNATIONAL CORP
filed 2000-08-07
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM .............. TO .............

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

Yes [X] No [ ]

     The number of Common Shares, without par value, outstanding as of August 1, 2000 was 4,976,340.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                          JUNE 30,          MARCH 31,
                                                                            2000              2000
                                                                         ----------        ----------
                              ASSETS
Current Assets:
     Cash and cash equivalents                                           $    6,737        $    7,651
     Receivables - net                                                        4,348             5,118
     Inventories                                                              3,299             3,611
     Prepaid expenses and other                                                 744               506
                                                                         ----------        ----------
        Total Current Assets                                                 15,128            16,886

Property, Plant and Equipment, At Cost                                        9,940            10,319
     Less accumulated depreciation                                            5,958             6,069
                                                                         ----------        ----------
        Property, Plant and Equipment - Net                                   3,982             4,250

Pension Asset                                                                 1,073             1,129
Net noncurrent assets of discontinued operations                                858               855
Other Assets                                                                     62                 8
                                                                         ----------        ----------
            Total Assets                                                 $   21,103        $   23,128
                                                                         ==========        ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank borrowings                                                     $    2,409        $    2,064
     Accounts payable                                                         4,458             5,562
     Accrued expenses                                                         2,069             2,378
     Income taxes                                                                38               348
     Net current liabilities of discontinued operations                         242               198
     Current maturities of long-term debt                                       514               589
                                                                         ----------        ----------
        Total Current Liabilities                                             9,730            11,139

Long-term debt                                                                1,267             1,438
Noncurrent reserve for Industrial Segment                                     1,017             1,038
                                                                         ----------        ----------
        Total Long-term Liabilities                                           2,284             2,476

Shareholders' Equity:
     Common shares, no par value:
        Issued and outstanding, 4,976 at June 30, 2000
            and March 31, 2000                                                2,488             2,488
     Additional paid-in capital                                               3,604             3,604
     Retained earnings                                                        2,954             3,172
     Accumulated other comprehensive income                                      43               249
                                                                         ----------        ----------
               Total Shareholders' Equity                                     9,089             9,513
                                                                         ----------        ----------

                  Total Liabilities and Shareholders' Equity             $   21,103        $   23,128
                                                                         ==========        ==========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ----------------------------
Revenues                                                                 $    6,932        $    7,681

Cost of Goods Sold                                                            6,341             7,009
Selling and Administrative Expenses                                             745             1,008
                                                                         ----------------------------

Operating Loss                                                                 (154)             (336)

Other Income (Expense):
     Interest expense                                                           (51)              (78)
     Interest income                                                            105                83
     Other income - net                                                          --                 1
                                                                         ----------------------------
Loss From Continuing Operations
     Before Income Taxes                                                       (100)             (330)

Income Tax Expense                                                              (63)               --
                                                                         ----------------------------

Loss From Continuing Operations                                                (163)             (330)

Loss From Discontinued Operations
     (net of tax benefit of $18 and tax
        expense of $48, respectively)                                           (55)             (263)
                                                                         ----------------------------

Net Loss                                                                 $     (218)       $     (593)
                                                                         ============================

Loss Per Share:
     Continuing Operations:
        Basic                                                            $    (0.03)       $    (0.07)
                                                                         ============================
        Diluted                                                          $    (0.03)       $    (0.07)
                                                                         ============================

     Net Loss:
        Basic                                                            $    (0.04)       $    (0.12)
                                                                         ============================
        Diluted                                                          $    (0.04)       $    (0.12)
                                                                         ============================

Average Common Shares Outstanding:
        Basic                                                                 4,976             4,978
                                                                         ============================
        Diluted                                                               4,976             4,978
                                                                         ============================

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             2000             1999
                                                                         ----------------------------
Net Cash Used in Operating Activities                                    $   (1,114)       $   (2,483)

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                             (92)              (31)
                                                                         ----------------------------

        Net Cash Used In Investing Activities                                   (92)              (31)

Cash Flows From Financing Activities:
     Bank borrowings - net                                                      446                --
     Payments on long-term debt                                                (153)             (360)
     Change in restricted cash                                                   --             1,650
                                                                         ----------------------------

        Net Cash Provided by Financing Activities                               293             1,290

     Effect of Exchange Rate Changes on Cash                                     (1)              (70)
                                                                         ----------------------------

Net Decrease in Cash and Cash Equivalents                                      (914)           (1,294)

Cash and Cash Equivalents at Beginning of Period                              7,651             2,712
                                                                         ----------------------------

Cash and Cash Equivalents at End of Period                               $    6,737        $    1,418
                                                                         ============================

Cash Paid For:
     Income Taxes                                                        $      500        $      170
                                                                         ============================
     Interest                                                            $       51        $       82
                                                                         ============================


Non-Cash Investing and Financing Activities:
     Capital leases                                                      $       --        $       40
                                                                         ============================

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2000 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 26, 2000. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. -- BUSINESS OPERATIONS AND CORPORATE STRATEGY

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

NOTE 3. -- DISCONTINUED OPERATIONS

     Child Safety Segment - During the quarter ended June 30, 2000, the Corporation decided to dispose of the European Child Safety segment, Klippan Limited ("Klippan"), and it is being marketed for sale. The Corporation currently anticipates that the sale will occur in fiscal 2001, which ends March 31, 2001. Klippan is a leading United Kingdom ("U.K.") manufacturer of children's automobile safety seats and accessories having manufacturing facilities and sales offices in the U.K. and Europe.

     Life Sciences and Engineering Segment - On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing option to acquire Wyle shares. The New Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. No gain was reported on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The recorded investment in the Senior Preferred Stock of LTS Holdings, Inc. is $0 at June 30, 2000.

     Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal.

NOTE 4. - BANK BORROWINGS AND LONG-TERM DEBT

                                                        JUNE 30,           MARCH 31,
                                                          2000               2000
                                                       ----------         ----------
          U.K. Term Loan                               $    1,196         $    1,313
          Capital leases                                      585                714
                                                       ----------         ----------
               Total                                        1,781              2,027
          Less current maturities                            (514)              (589)
                                                       ----------         ----------
               Long-term portion                       $    1,267         $    1,438
                                                       ==========         ==========

     The Corporation has established a working capital line with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable.
Borrowings under this line were $2,409 at June 30, 2000.

NOTE 5. -- INVENTORIES

                                                        JUNE 30,          MARCH 31,
                                                          2000              2000
                                                       ----------        ----------
         Finished goods                                $      886        $    1,245
         Work-in-process                                    1,053               748
         Raw materials and supplies                         1,360             1,618
                                                       ----------        ----------
                                                       $    3,299        $    3,611
                                                       ==========        ==========

NOTE 6. -- INCOME TAXES

        Income tax expense for the three months ended June 30, 2000 represents foreign taxes of $63.

NOTE 7. -- RESTRUCTURING CHARGES

     Accrued expenses at June 30 and March 31, 2000, included $45 for estimated final expenses of a vacated leased office. The lease ended June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been settled.

NOTE 8. -- COMPREHENSIVE INCOME

     Other comprehensive earnings for the Corporation includes foreign currency translation adjustments. Total comprehensive loss for the following periods were as follows:

                                                    THREE MONTHS ENDED
                                               ----------------------------
                                                JUNE 30,          JUNE 30,
                                                  2000              1999
                                               ----------        ----------
         Net loss:                             $     (218)       $     (593)
         Other comprehensive
          income net of tax:
            Change in equity due to
            foreign currency
            translation adjustments                  (206)             (426)
                                               ----------        ----------

         Comprehensive loss                    $     (424)       $   (1,019)
                                               ==========        ==========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Items 1 and 2 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses, the sufficiency of the Corporation's liquidity and sources of capital and the impact of Year 2000 issues. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, economic conditions influencing the Corporation's ability to sell its Child Safety business and influencing the price of the Child Safety business, competition in the acquisition market including for the acquisition of hospitals and healthcare facilities, changes in exchange rates including in Europe the effects of the European currency, the Euro, increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

CORPORATE BUSINESS STRATEGY

     The Corporation is currently redirecting its strategy toward the acquisition of interests in the healthcare industry in the U.S. The Corporation intends to seek acquisitions in sectors which it believes have an opportunity for future growth. The Corporation has not confined its strategy to any one sector of the healthcare industry, but its initial focus has been directed at evaluating acquisition opportunities for community hospitals. The Corporation is evaluating acquisitions without regard to their current profitability if it believes an acquisition provides an opportunity to achieve future cashflow and profitability.

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

FINANCIAL SUMMARY

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                              ----------------------------
                                                                 2000              1999
                                                              ----------        ----------
         REVENUES:
         Housewares segment                                   $    6,932        $    7,681
                                                              ==========        ==========

         LOSS FROM CONTINUING
         OPERATIONS BEFORE
         INCOME TAXES:

         Housewares segment                                   $      208        $       73
         Corporate expenses (U.S. and U.K.)                         (362)             (409)
                                                              ----------        ----------
                                                                    (154)             (336)
         Interest expense                                            (51)              (78)
         Interest income                                             105                83
         Other income - net                                           --                 1
                                                              ----------        ----------
         Loss from Continuing Operations
            before Income Taxes                               $     (100)       $     (330)
                                                              ==========        ==========

RESULTS OF OPERATIONS

     Revenues for the first quarter of fiscal 2001 of $6,932 declined from $7,681 for the first quarter of fiscal 2000. All of the Corporation's revenues relate to the U.K. housewares segment. Decreased sales of child safety gates and rotary laundry dryers and the unfavorable effect of foreign currency translation of $333 were the causes of the revenue decline. Sales volume increased in the current year in the laundry care and ladder product groups.

     Gross profit margin (revenue less cost of goods sold) decreased to 8.5% for the quarter ended June 30, 2000 from 8.8% for the same quarter of the previous fiscal year. The decrease in the current year was the result of increased distribution costs and lower manufacturing volume due to the decreased sales volume.

     Selling and administrative expense decreased by $263 in the quarter ended June 30, 2000 from the same quarter of the previous fiscal year. The decreased expense resulted from overhead reductions of the housewares segment, which were made to reduce cost levels in response to lower than anticipated sales levels.

     Interest expense decreased $27 in the quarter ended June 30, 2000 from the same quarter of the previous fiscal year as a result of reduced U.K. debt levels. Interest income increased $22 in the quarter ended June 30, 2000 from the same quarter of the prior year due to increased levels of cash invested and higher interest rates earned in the U.S.

     Income tax expense of $63 was recorded for the quarter ending June 30, 2000, compared to a zero tax expense for the same quarter of the previous year as a result of taxable income in the U.K. In the prior year, no tax expense from continuing operations was recorded due to taxable losses in the U.S. and the U.K.

     The loss from continuing operations was $163 ($0.03 per share) in the first quarter of fiscal 2001 compared to a loss of $330 ($0.07 per share) in the first quarter of fiscal 2000. The loss was less in the current year primarily due to the increased operating profits of the European Housewares segment and slightly reduced corporate overhead. The loss from continuing operations results primarily from corporate expense, which exceeded the subsidiary's operating profit.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation used $1,114 of cash in operating activities during the first three months of fiscal 2001. Cash was used to pay U.S. income taxes of $500, to pay for costs related to probable hospital acquisitions of $127 (all of which has been capitalized in prepaid expenses), to provide working capital for the European operations (primarily to reduce accounts payable balances) and to fund corporate expenses.

     The Corporation has established a working capital line of approximately $4,500 with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowings under this line were $2,409 at June 30, 2000. At June 30, 2000, the Corporation had $1,196 outstanding under the U.K. Term Loan relating to the Beldray Ltd. manufacturing facility which has quarterly principal payments and matures in fiscal 2005. At June 30, 2000, the Corporation had no outstanding U.S. debt. The Corporation believes it has adequate financing and liquidity in both the U.S. and U.K. to support its current level of operations.

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

     On November 16, 1999, the Court issued a temporary restraining order and order to show cause, scheduling the matter for a preliminary injunction hearing on November 30, 1999. The temporary restraining order enjoined the Corporation from conducting the annual shareholders' meeting on November 19, 1999. On November 30, 1999, the Court issued a preliminary injunction providing that during the pendency of the action, the Corporation is enjoined from: 1) conducting the annual shareholders' meeting until such time as it has amended its proxy statement and proxy to include the slate of nominees of Girard and provide thirty (30) days notice to shareholders; and 2) using the proxies which were solicited by means of the proxy statement and proxy in the form dated October 21, 1999. The preliminary injunction order also required Girard to post a security bond of $25,000.

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

     In April 2000, the Appeals Court issued an order, which referred the appeal to a merits panel for disposition. The panel heard oral arguments on the appeal on July 11, 2000, but has yet to render any opinion on the case. The Corporation intends to vigorously pursue its appeal and to defend its position in any trial on the matter.

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


Dated:   August 7, 2000