Form 10-Q
period 2000-09-30
KRUG INTERNATIONAL CORP
filed 2000-11-09
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------     ------------------------
COMMISSION FILE NUMBER  1-12607

                            KRUG INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                       31-0621189
                  ---------                               -------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
                OR ORGANIZATION)                          IDENTIFICATION NO.)

            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (770) 933-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.


Yes  [ X ]     No  [  ]



         The number of Common Shares, without par value, outstanding as of November 2, 2000 was 4,976,340.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,       MARCH 31,
                                                                       2000               2000
                                                                   -------------       ---------
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                        $  7,049         $ 7,651
     Receivables - net                                                   4,447           5,118
     Inventories                                                         2,625           3,611
     Prepaid expenses and other                                            786             506
                                                                      --------         -------
         Total Current Assets                                           14,907          16,886

Property, Plant and Equipment, At Cost                                   9,744          10,319
     Less accumulated depreciation                                       5,960           6,069
                                                                      --------         -------
         Property, Plant and Equipment - Net                             3,784           4,250

Pension Asset                                                            1,048           1,129
Net noncurrent assets of discontinued operations                           874             855
Other Assets                                                                37               8
                                                                      --------         -------

             Total Assets                                             $ 20,650         $23,128
                                                                      ========         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank borrowings                                                  $  2,630         $ 2,064
     Accounts payable                                                    4,053           5,562
     Accrued expenses                                                    2,164           2,378
     Income taxes                                                            6             348
     Net current liabilities of discontinued operations                    512             198
     Current maturities of long-term debt                                  393             589
                                                                      --------         -------
         Total Current Liabilities                                       9,758          11,139

Long-term debt                                                           1,606           1,438
Noncurrent reserve for Industrial Segment                                  997           1,038
                                                                      --------         -------
         Total Long-term Liabilities                                     2,603           2,476

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 4,976 at September 30, 2000
             and March 31, 2000                                          2,488           2,488
     Additional paid-in capital                                          3,604           3,604
     Retained earnings                                                   2,369           3,172
     Accumulated other comprehensive income (loss)                        (172)            249
                                                                      --------         -------
                Total Shareholders' Equity                               8,289           9,513
                                                                      --------         -------

                    Total Liabilities and Shareholders' Equity        $ 20,650         $23,128
                                                                      ========         =======

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   -------------------------
                                                      2000           1999
                                                   -------------------------
Revenues                                            $ 6,981         $ 7,993

Cost of Goods Sold                                    6,638           7,266
Selling and Administrative Expenses                     780             947
                                                    -------         -------

Operating Loss                                         (437)           (220)

Other Income (Expense):
     Interest expense                                   (61)            (45)
     Interest income                                    105              60
                                                    -------         -------
Loss From Continuing Operations
     Before Income Taxes                               (393)           (205)

Income Tax Benefit                                       63              --
                                                    -------         -------
Loss From Continuing Operations                        (330)           (205)

Earnings (Loss) From Discontinued Operations
     (net of tax expense of $66 and
         $74, respectively)                            (255)             40
                                                    -------         -------

Net Loss                                            $  (585)        $  (165)
                                                    =======         =======

Loss Per Share:
     Continuing Operations:
         Basic                                      $ (0.07)        $ (0.04)
                                                    =======         =======
         Diluted                                    $ (0.07)        $ (0.04)
                                                    =======         =======

     Net Loss:
         Basic                                      $ (0.12)        $ (0.03)
                                                    =======         =======
         Diluted                                    $ (0.12)        $ (0.03)
                                                    =======         =======

Weighted-Average Common Shares Outstanding:
         Basic                                        4,976           4,977
                                                    =======         =======
         Diluted                                      4,976           4,977
                                                    =======         =======



See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   --------------------------
                                                     2000             1999
                                                   --------------------------
Revenues                                           $ 13,913         $ 15,674
Cost of Goods Sold                                   12,979           14,275
Selling and Administrative Expenses                   1,525            1,955
                                                   --------         --------

Operating Loss                                         (591)            (556)

Other Income (Expense):
     Interest expense                                  (112)            (123)
     Interest income                                    210              143
     Other income - net                                  --                1
                                                   --------         --------

Loss From Continuing Operations
     Before Income Taxes                               (493)            (535)

Income Tax Expense                                       --               --
                                                   --------         --------

Loss From Continuing Operations                        (493)            (535)

Loss From Discontinued Operations
     (net of tax expense of $48 and
         $122, respectively)                           (310)            (223)
                                                   --------         --------

Net Loss                                           $   (803)        $   (758)
                                                   ========         ========

Loss Per Share:
     Continuing Operations:
         Basic                                     $  (0.10)        $  (0.11)
                                                   ========         ========
         Diluted                                   $  (0.10)        $  (0.11)
                                                   ========         ========

     Net Loss:
         Basic                                     $  (0.16)        $  (0.15)
                                                   ========         ========
         Diluted                                   $  (0.16)        $  (0.15)
                                                   ========         ========

Weighted-Average Common Shares Outstanding:
         Basic                                        4,976            4,977
                                                   ========         ========
         Diluted                                      4,976            4,977
                                                   ========         ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      -------------------------
                                                                         2000           1999
                                                                      --------         -------
Net Cash Used in Operating Activities                                 $ (1,273)        $(2,221)

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                       (120)            (29)
                                                                      --------         -------

         Net Cash Used In Investing Activities                            (120)            (29)

Cash Flows From Financing Activities:
     Bank borrowings - net                                                 730              --
     Payments on long-term debt                                           (302)         (3,555)
     Additions to long-term debt                                           376             828
     Purchase of treasury stock                                             --              (2)
     Change in restricted cash                                              --           6,641
                                                                      --------         -------

         Net Cash Provided by Financing Activities                         804           3,912

     Effect of Exchange Rate Changes on Cash                               (13)             76
                                                                      --------         -------

Net Increase (Decrease) in Cash and Cash Equivalents                      (602)          1,738

Cash and Cash Equivalents at Beginning of Period                         7,651           2,712
                                                                      --------         -------

Cash and Cash Equivalents at End of Period                            $  7,049         $ 4,450
                                                                      ========         =======


Cash Paid For:
     Income Taxes                                                     $    500         $   170
                                                                      ========         =======
     Interest                                                         $    112         $   167
                                                                      ========         =======

Non-Cash Investing and Financing Activities:
     Capital leases                                                   $     48         $    40
                                                                      ========         =======

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 2000 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 26, 2000. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     Life Sciences and Engineering Segment - On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing option to acquire Wyle shares. The New Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. No gain was reported on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The recorded investment in the Senior Preferred Stock of LTS Holdings, Inc. is $0 at September 30, 2000.

     Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal.

NOTE 4. - BANK BORROWINGS AND LONG-TERM DEBT


                                     SEPTEMBER 30,    MARCH 31,
                                         2000           2000
                                     -------------   -----------
         U.K. Term Loan                 $ 1,475         $ 1,313
         Capital leases                     524             714
                                        -------         -------

              Total                       1,999           2,027
         Less current maturities           (393)           (589)
                                        -------         -------

              Long-term portion         $ 1,606         $ 1,438
                                        =======         =======

     The Corporation renegotiated its U.K. Term Loan in September 2000. The U.K. Term Loan was extended to a new 10 year term commencing in September 2000 with a U.K. bank. The loan has monthly principal payments of $12, plus interest, at the bank's base rate plus 1.25% (7.25% at September 30, 2000). There are no financial covenants in the new Term Loan as were contained in the previous loan agreement.

         The Corporation has established a working capital line with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and fluctuates with increases or decreases in eligible accounts receivable. The line is secured by the U.K. accounts receivable. Borrowings under this line were $2,630 at September 30, 2000.

NOTE 5. -- INVENTORIES

                                     SEPTEMBER 30,    MARCH 31,
                                         2000           2000
                                     -------------   -----------
         Finished goods                 $   624         $ 1,245
         Work-in-process                    703             748
         Raw materials and supplies       1,298           1,618
                                        -------         -------
                                        $ 2,625         $ 3,611
                                        =======         =======


NOTE 6. -- INCOME TAXES

        The income tax benefit of $63 for the three months ended September 30, 2000 represents a foreign tax benefit.

NOTE 7. -- RESTRUCTURING CHARGES

     Accrued expenses at September 30 and March 31, 2000, included $45 for estimated final expenses of a vacated leased office. The lease ended June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been settled.

NOTE 8. -- COMPREHENSIVE INCOME

     Comprehensive income (loss) for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive income (loss) for the following periods were as follows:


                                                          THREE MONTHS ENDED
                                                    --------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                       2000                1999
                                                    -------------      -------------
         Net loss:                                       $(585)           $(165)
         Other comprehensive income net of tax:
            Change in equity due to:
               Foreign currency
                  translation adjustment                  (208)             745
               Minimum pension liability
                  adjustment                                (7)
                                                         -----            -----
         Comprehensive income (loss)                     $(800)           $ 580
                                                         =====            =====



                                                           SIX MONTHS ENDED
                                                    --------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                       2000                1999
                                                    -------------      -------------
       Net loss:                                       $  (803)          $ (758)
         Other comprehensive income net of tax:
            Change in equity due to:
              Foreign currency
                 translation adjustments                  (414)             320
              Minimum pension liability
                 adjustment                                 (7)
                                                       -------           ------
         Comprehensive loss                            $(1,224)          $ (438)
                                                       =======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Items 1 and 2 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the housewares and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, economic conditions influencing the Corporation's ability to sell its Child Safety business and influencing the price of the Child Safety business, competition in the acquisition market including the acquisition of hospitals and healthcare facilities, changes in exchange rates (including in Europe the effects of the European currency, the Euro), changes in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

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

DISCONTINUED SEGMENT

     The Corporation has evaluated the disposition of its European Child Safety subsidiary, Klippan Limited, in light of its performance and the Corporation's objective of acquiring a U.S. healthcare business. As a result of such evaluation and to better position itself to acquire a U.S. healthcare business, the Corporation has decided to offer Klippan for sale. Klippan is reported as a discontinued segment in the accompanying financial statements. However, no sales agreement has yet been reached and there can be no assurance any sales agreement will be reached or that the net proceeds of any agreement which is reached will be sufficient (when added to the Corporation's other liquid assets) to allow the Corporation to acquire any U.S. healthcare business. The Corporation anticipates that the sale will occur in fiscal 2001, which ends March 31, 2001.

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

FINANCIAL SUMMARY


                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                --------------------      ----------------------
                                                  2000        1999          2000         1999
                                                --------------------      ----------------------
REVENUES:
Housewares segment                              $ 6,981      $ 7,993      $ 13,913      $ 15,674
                                                =======      =======      ========      ========

LOSS FROM CONTINUING
OPERATIONS BEFORE
INCOME TAXES:

Housewares segment                              $   (70)     $   186      $    138      $    259
Corporate expenses (U.S. and U.K.)                 (367)        (406)         (729)         (815)
                                                -------      -------      --------      --------
                                                   (437)        (220)         (591)         (556)
Interest expense                                    (61)         (45)         (112)         (123)
Interest income                                     105           60           210           143
Other income - net                                   --           --            --             1
                                                -------      -------      --------      --------
Loss from Continuing Operations
   Before Income Taxes                          $  (393)     $  (205)     $   (493)     $   (535)
                                                =======      =======      ========      ========


RESULTS OF OPERATIONS

         Revenues for the second quarter of fiscal 2001 of $6,981 declined from $7,993 for the second quarter of fiscal 2000. All of the Corporation's revenues relate to the U.K. housewares segment. Decreased sales of child safety gates and laundry care products and the unfavorable effect of foreign currency translation of $617 were the principal causes of the revenue decline. Sales volume increased in the current year second quarter in the ladder product group. Revenues for the six months ended September 30, 2000 decreased by $1,761 to $13,913 from $15,674 for the same period last year. Decreased sales of child safety gates and laundry care products and the unfavorable effect of foreign currency translation of $950 were the causes of the revenue decline. Ladder sales did increase in the current year compared to both the three and six months periods last year.

     Gross profit margin (revenue less cost of goods sold) decreased to 4.9% for the quarter ended September 30, 2000 from 9.1% for the same quarter of the previous fiscal year. For the six months ended September 30, 2000, the gross profit was 6.7% compared to 8.9% for the six months ended September 30, 1999. The decrease in the current year was the result of lower manufacturing volume due to the decreased sales volume and unchanged manufacturing overhead costs. The increased sales of ladders in the current year also decreased the gross profit margin due to the higher material cost of ladders compared to other product lines.

     Selling and administrative expense decreased by $167 and $430, respectively, in the quarter and six months ended September 30, 2000 from the same periods of the previous fiscal year. The decreased expense resulted from overhead reductions of the housewares segment, which were made to reduce cost levels in response to lower than anticipated sales levels, and lower corporate expenses. For the six months ended September 30, 2000, selling and administrative expense includes $43 of hospital acquisition-related expenses and $33 of legal expense defending a shareholder lawsuit. In August 2000, the United States Court of Appeals for the Ninth Circuit reversed and vacated the preliminary injunction obtained by a shareholder in November 1999 enjoining from holding the Corporation's 1999 Annual Meeting of Shareholders. The Court of Appeals concluded that the opposition slate of three directors was not properly nominated and that the Corporation was not required to include information on the opposition slate in its proxy statement for the 1999 Annual Meeting. The 2000 Annual Meeting of Shareholders is scheduled for December 1, 2000.

     Interest expense increased $16 in the quarter ended September 30, 2000 from the same quarter of the previous fiscal year as a result of slightly increased U.K. bank borrowing levels. For the six months ended September 30, 2000, interest expense decreased by $11 from the same period last year. Interest income increased $45 and $67, respectively in the quarter and six months ended September 30, 2000 from the same periods of the prior year due to increased levels of cash invested and higher interest rates earned in the U.S.

     An income tax benefit of $63 was recorded for the quarter ending September 30, 2000, compared to no tax expense for the same quarter of the previous year. A tax benefit was recorded as a result of losses in the U.K. in the second quarter of fiscal 2001 which caused the reversing of the tax expense in the first quarter of fiscal 2001. For the six months ended September 30, 2000 and 1999, respectively, no tax expense from continuing operations was recorded due to taxable losses in the U.S. and the U.K.

     The loss from continuing operations was $330 ($0.07 per share) in the second quarter of fiscal 2001 compared to a loss of $205 ($0.04 per share) in the second quarter of fiscal 2000. The loss increased in the current year primarily due to an operating loss of the housewares segment in the current year compared to an operating profit last year. For the six months ended September 30, 2000, the loss from continuing operations was $493 ($0.10 per share) compared to a loss of $535 ($0.11 per share) for the same period last year. The loss decreased in the current year due to increased interest income and slightly lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation used $1,273 of cash in operating activities during the first six months of fiscal 2001. Cash was used to pay U.S. income taxes of $500, to pay for costs related to probable hospital acquisitions of $187 ($144 of which has been capitalized in prepaid expenses), to provide working capital for the European operations (primarily to reduce accounts payable balances) and to fund corporate overhead expenses.

     The Corporation has established a working capital line of approximately $4,500 with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowings under this line were $2,630 at September 30, 2000. During September 2000, the Corporation renegotiated its U.K. Term Loan relating to the Beldray Ltd. manufacturing facility. The U.K. Term Loan was extended to a new 10 year term, maturing in fiscal 2011. It has monthly principal payments and no financial covenants. At September 30, 2000, the balance of the U.K. Term Loan was $1,475. At September 30, 2000, the Corporation had no outstanding U.S. debt. The

Corporation believes it has adequate financing and liquidity in both the U.S. and U.K. to support its current level of operations.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit 10.1 - Advice of Borrowing Terms for KRUG International (UK) Ltd. Group from National Westminster Bank PLC dated September 18, 2000.

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





Dated:   November 9, 2000