Form 10-Q
period 2000-12-31
KRUG INTERNATIONAL CORP
filed 2001-02-14
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                                        OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------

          COMMISSION FILE NUMBER 1-12607

                            KRUG INTERNATIONAL CORP.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                     31-0621189
                  ---------                                  ----------
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


Yes [X]      No [ ]



     The number of Common Shares, without par value, outstanding as of February 12, 2001 was 4,976,340.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    DECEMBER 31,       MARCH 31,
                                                                        2000             2000
                                                                    ------------       ---------
                               ASSETS
Current Assets:
     Cash and cash equivalents                                        $  6,459         $  7,651
     Receivables - net                                                   4,657            5,118
     Inventories                                                         2,523            3,611
     Prepaid expenses and other                                          1,258              506
                                                                      --------         --------
        Total Current Assets                                            14,897           16,886

Property, Plant and Equipment, At Cost                                  10,031           10,319
     Less accumulated depreciation                                       6,201            6,069
                                                                      --------         --------
        Property, Plant and Equipment - Net                              3,830            4,250

Pension Asset                                                            1,061            1,129
Net noncurrent assets of discontinued operations                           887              855
Other Assets                                                                39                8
                                                                      --------         --------

           Total Assets                                               $ 20,714         $ 23,128
                                                                      ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank borrowings                                                  $  2,459         $  2,064
     Accounts payable                                                    4,869            5,562
     Accrued expenses                                                    1,985            2,378
     Income taxes                                                            6              348
     Net current liabilities of discontinued operations                    493              198
     Current maturities of long-term debt                                  372              589
                                                                      --------         --------
        Total Current Liabilities                                       10,184           11,139

Long-term debt                                                           1,535            1,438
Noncurrent reserve for Industrial Segment                                  954            1,038
                                                                      --------         --------
        Total Long-term Liabilities                                      2,489            2,476

Shareholders' Equity:
     Common shares, no par value:
        Issued and outstanding, 4,976 at December 31, 2000
           and March 31, 2000                                            2,488            2,488
     Additional paid-in capital                                          3,604            3,604
     Retained earnings                                                   1,920            3,172
     Accumulated other comprehensive income                                 29              249
                                                                      --------         --------
               Total Shareholders' Equity                                8,041            9,513
                                                                      --------         --------

                  Total Liabilities and Shareholders' Equity          $ 20,714         $ 23,128
                                                                      ========         ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------         --------
Revenues                                                              $  7,026         $  8,291

Cost of Goods Sold                                                       6,660            7,535
Selling and Administrative Expenses                                        737              999
                                                                      --------         --------

Operating Loss                                                            (371)            (243)

Other Income (Expense):
     Interest expense                                                      (66)             (35)
     Interest income                                                        99               76
     Other income - net                                                     --                6
                                                                      --------         --------

Loss From Continuing Operations
     Before Income Taxes                                                  (338)            (196)

Income Tax Benefit                                                          --             (215)
                                                                      --------         --------

Income (Loss) From Continuing Operations                                  (338)              19

Earnings (Loss) From Discontinued Operations
     (net of tax expense of $49 and
        $1,060, respectively)                                             (111)           2,813
                                                                      --------         --------

Net Earnings (Loss)                                                   $   (449)        $  2,832
                                                                      ========         ========

Earnings (Loss) Per Share:
     Continuing Operations:
        Basic                                                         $  (0.07)        $   0.01
                                                                      ========         ========
        Diluted                                                       $  (0.07)        $   0.01
                                                                      ========         ========

     Net Earnings (Loss):
        Basic                                                         $  (0.09)        $   0.57
                                                                      ========         ========
        Diluted                                                       $  (0.09)        $   0.57
                                                                      ========         ========

Weighted-Average Common Shares Outstanding:
        Basic                                                            4,976            4,976
                                                                      ========         ========
        Diluted                                                          4,976            4,976
                                                                      ========         ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------         --------
Revenues                                                              $ 20,939         $ 23,965

Cost of Goods Sold                                                      19,639           21,810
Selling and Administrative Expenses                                      2,262            2,954
                                                                      --------         --------

Operating Loss                                                            (962)            (799)

Other Income (Expense):
     Interest expense                                                     (178)            (158)
     Interest income                                                       309              219
     Other income - net                                                     --                7
                                                                      --------         --------

Loss From Continuing Operations
     Before Income Taxes                                                  (831)            (731)

Income Tax Benefit                                                          --             (215)
                                                                      --------         --------

Loss From Continuing Operations                                           (831)            (516)

Income (Loss) From Discontinued Operations
     (net of tax expense of $97 and
        $1,182, respectively)                                             (421)           2,590
                                                                      --------         --------

Net Earnings (Loss)                                                   $ (1,252)        $  2,074
                                                                      ========         ========

Earnings (Loss) Per Share:
     Continuing Operations:
        Basic                                                         $  (0.17)        $  (0.10)
                                                                      ========         ========
        Diluted                                                       $  (0.17)        $  (0.10)
                                                                      ========         ========

     Net Earnings (Loss):
        Basic                                                         $  (0.25)        $   0.42
                                                                      ========         ========
        Diluted                                                       $  (0.25)        $   0.42
                                                                      ========         ========

Weighted-Average Common Shares Outstanding:
        Basic                                                            4,976            4,977
                                                                      ========         ========
        Diluted                                                          4,976            4,977
                                                                      ========         ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                          ---------------------------
                                                                                            2000               1999
                                                                                          --------           --------
Net Cash Used in Operating Activities                                                     $ (1,382)          $ (2,304)

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                                           (286)              (115)
     Proceeds from sale of Wyle Laboratories, Inc. Series A Preferred Stock                     --              4,125
     Proceeds from sale of land                                                                 --                  7
                                                                                          --------           --------

        Net Cash Provided By (Used In) Investing Activities                                   (286)             4,017

Cash Flows From Financing Activities:
     Bank borrowings - net                                                                     519                809
     Payments on long-term debt                                                               (414)            (3,765)
     Additions to long-term debt                                                               371                 --
     Purchase of treasury stock                                                                 --                 (2)
     Change in restricted cash                                                                  --              6,609
                                                                                          --------           --------

        Net Cash Provided by Financing Activities                                              476              3,651

     Effect of Exchange Rate Changes on Cash                                                    --                 12
                                                                                          --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                                        (1,192)             5,376

Cash and Cash Equivalents at Beginning of Period                                             7,651              2,712
                                                                                          --------           --------

Cash and Cash Equivalents at End of Period                                                $  6,459           $  8,088
                                                                                          ========           ========


Cash Paid For:
     Income Taxes                                                                         $    500           $    170
                                                                                          ========           ========
     Interest                                                                             $    186           $    223
                                                                                          ========           ========


Non-Cash Investing and Financing Activities:
     Capital leases                                                                       $     48           $     40
                                                                                          ========           ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

                  The unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2000 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United State of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation's Annual Report on Form 10-K filed on June 26, 2000. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. - BUSINESS OPERATIONS AND CORPORATE STRATEGY

                  The Corporation is currently redirecting its business strategy toward acquisitions in the community hospital industry in the U.S. KRUG International Corp. operates through its two subsidiaries, SunLink Healthcare Corp. and Beldray Limited. SunLink Healthcare Corp. completed the purchase of six community hospitals and related businesses for approximately $30,000 on February 1, 2001. Beldray Limited manufactures and distributes quality housewares in the U.K.

NOTE 3. - SUBSEQUENT EVENTS

                  On January 29, 2001, the Corporation sold its U.K. child safety subsidiary, Klippan Limited ("Klippan"), for a purchase price of approximately $4,000. The purchase price is subject to adjustment for certain items which were estimated at closing, including the amount of working capital. In addition, approximately $580 of the purchase price is held in escrow in connection with certain warranties and indemnities provided to the purchaser. If no valid claims are made against the escrow account, the escrow funds will be paid to the Corporation at various dates and based on certain events between April 2001 and October 2002. After the repayment of Klippan's debt and expenses and before receipt of any funds held in escrow the Corporation anticipates net proceeds from the sale of approximately $2,200. The Corporation expects to report a gain on the sale of approximately $2,500 ($0.50 per share) as earnings from discontinued operations for the quarter ending March 31, 2001.

                  On February 1, 2001, the Corporation's 100% owned subsidiary, SunLink Healthcare Corp., completed the purchase of six community hospitals and related businesses for approximately $30,000. The purchase price was funded with approximately $3,500 cash from internally available funds, $4,000 of short-term debt, $19,000 face amount of seller financing and the assumption of certain liabilities estimated to be approximately $3,500. The seller financing consists of a $2,000 zero coupon note due in 2003 and a $17,000 balloon note due in 2006. The purchase price is subject to adjustment for, among other things, certain changes in the amount of working capital at closing.

NOTE 4. - RECENT ACCOUNTING PRONOUNCEMENT

                  In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amend certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The Corporation will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Corporation's consolidated results of operations, financial position or cash flows.

NOTE 5. - DISCONTINUED OPERATIONS

                  Child Safety Segment - During the quarter ended June 30, 2000, the Corporation decided to dispose of the European Child Safety segment, Klippan. As noted above in Note 2 - Subsequent Events, the sale of Klippan was completed on January 29, 2001.

                  Life Sciences and Engineering Segment - On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing option to acquire Wyle shares. The new Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. A gain of $3,101, net of tax of $1,055, was recognized on the sale of the Series A Preferred Stock in the quarter ended December 31, 1999. No gain was reported on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The recorded investment in the Senior Preferred Stock of LTS Holdings, Inc. is $0 at December 31, 2000.

         Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal.

NOTE 6. - INVENTORIES

                                                    DECEMBER 30,     MARCH 31,
                                                        2000            2000
                                                    ------------     ---------
                  Finished goods                      $    603        $  1,245
                  Work-in-process                          644             748
                  Raw materials and supplies             1,276           1,618
                                                      --------        --------
                                                      $  2,523        $  3,611
                                                      ========        ========

NOTE 7. - COMPREHENSIVE INCOME

         Comprehensive income (loss) for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive income (loss) for the following periods was as follows:


                                                                             THREE MONTHS ENDED
                                                                        ----------------------------
                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            2000            1999
                                                                        ------------    ------------
                  Net income (loss):                                      $   (449)       $  2,832
                  Other comprehensive Income net of tax:
                     Change in equity due to:
                        Foreign currency
                           translation adjustments                             201            (162)


                                                                          --------        --------

                  Comprehensive income (loss)                             $   (248)       $  2,670
                                                                          ========        ========

                                                                              NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            2000            1999
                                                                        ------------    ------------
                  Net income (loss):                                      $ (1,252)       $  2,074
                  Other comprehensive Income net of tax:
                     Change in equity due to:
                       Foreign currency
                          translation adjustments                             (213)            156
                       Minimum pension liability
                          adjustment                                            (7)
                                                                          --------        --------

                  Comprehensive loss                                      $ (1,472)       $  2,230
                                                                          ========        ========

NOTE 8. - RESTRUCTURING CHARGES

         Accrued expenses at December 31 and March 31, 2000, included $45 for estimated final expenses of a vacated leased office. The lease ended June 25, 1999, but certain costs related to the removal of furniture and fixtures have not been settled.

NOTE 9. - BANK BORROWINGS AND LONG-TERM DEBT

                                                 DECEMBER 31,     MARCH 31,
                                                     2000            2000
                                                 ------------     ---------
                  U.K. Term Loan                   $  1,456        $  1,313
                  Capital leases                        451             714
                                                   --------        --------

                       Total                          1,907           2,027
                  Less current maturities              (372)           (589)
                                                   --------        --------

                       Long-term portion           $  1,535        $  1,438
                                                   ========        ========

         The Corporation renegotiated its U.K. Term Loan with a U.K. bank in September 2000. The U.K. Term Loan was extended to a new 10 year term commencing in September 2000. The loan has monthly principal payments of $12, plus interest, at the bank's base rate plus 1.25% (7.25% at December 31, 2000). There are no financial covenants associated with the new Term Loan.

         The Corporation has established a working capital line with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and fluctuates with increases or decreases in eligible accounts receivable. The line is secured by the U.K. accounts receivable. Borrowings under this line were $2,459 at December 31, 2000.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the community hospital and housewares businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market including the acquisition of hospitals and healthcare facilities, changes in exchange rates (including in Europe the effects of the European currency, the Euro), changes in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

CORPORATE BUSINESS STRATEGY

         The Corporation is currently redirecting its strategy toward redeploying assets from European operations to acquisitions in the U.S. of community hospitals. In furtherance of that strategy, the Corporation's 100% owned subsidiary, SunLink Healthcare Corp., completed the purchase of six community hospitals and related businesses for approximately $30,000 on February 1, 2001 and the Corporation disposed of its European child safety subsidiary on January 29, 2001, as described below. See Note 3. "Subsequent Events" to the Condensed Consolidated Financial Statements for details of the hospital purchases. The Corporation is evaluating community hospital acquisitions without regard to their current profitability if it believes an acquisition provides an opportunity to achieve future positive cash-flow and profitability.

DISCONTINUED SEGMENT

         The Corporation has evaluated the disposition of its European Child Safety subsidiary, Klippan Limited, in light of its performance and the Corporation's objective of acquiring a U.S. healthcare business. As a result of such evaluation and to better position itself to acquire a U.S. healthcare business, the Corporation sold Klippan on January 29, 2001. See Note 3. "Subsequent Events" to the Condensed Consolidated Financial Statements for details of the sale. Klippan is reported as a discontinued segment in the accompanying financial statements and the Corporation will report the gain on the sale of Klippan in the quarter ended March 31, 2001.

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

FINANCIAL SUMMARY

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   DECEMBER 31,                         DECEMBER 31,
                                            --------------------------          ---------------------------
                                              2000              1999              2000               1999
                                            --------          --------          --------           --------
REVENUES:
Housewares segment                          $  7,026          $  8,291          $ 20,939           $ 23,965
                                            ========          ========          ========           ========

LOSS FROM CONTINUING
OPERATIONS BEFORE
INCOME TAXES:

Housewares segment                          $    (48)         $    289          $     90           $    548
Corporate expenses (U.S. and U.K.)              (323)             (532)           (1,052)            (1,347)
                                            --------          --------          --------           --------
                                                (371)             (243)             (962)              (799)
Interest expense                                 (66)              (35)             (178)              (158)
Interest income                                   99                76               309                219
Other income - net                                --                 6                --                  7
                                            --------          --------          --------           --------
Loss from Continuing Operations
   Before Income Taxes                      $   (338)         $   (196)         $   (831)          $   (731)
                                            ========          ========          ========           ========

RESULTS OF OPERATIONS

         All of the Corporation's revenues relate to the U.K. housewares segment. Revenues for the third quarter of fiscal 2001 of $7,026 declined from $8,291 for the third quarter of fiscal 2000. Decreased sales of ironing tables and the unfavorable effect of foreign currency translation of $885 were the principal causes of the revenue decline. Management believes flooding in the U.K. which resulted from heavy rain hampered deliveries to customers' stores and also hindered the mobility of retail consumers to get to the stores. Sales volume increased in the current year third quarter in the ladder product group. Revenues for the nine months ended December 31, 2000 decreased by $3,026 to $20,939 from $23,965 for the same period last year. Decreased sales of child safety gates and ironing tables and the unfavorable effect of foreign currency translation of $1,834 were the causes of the revenue decline. Ladder sales increased in the current year compared to both the three and nine months periods last year.

         Gross profit margin (revenue less cost of goods sold) decreased to 5.2% for the quarter ended December 31, 2000 from 9.1% for the same quarter of the previous fiscal year. For the nine months ended December 31, 2000, the gross profit was 6.2% compared to 9.0% for the nine months ended December 31, 1999. The decrease in the current year was the result of lower manufacturing volume as manufacturing overhead costs have not decreased at the same percentage that sales have decreased. The increased sales of ladders in the current year also decreased the gross profit margin due to the higher material cost of ladders compared to other product lines.

         Selling and administrative expense decreased by $262 and $692, respectively, in the quarter and nine months ended December 31, 2000 from the same periods of the previous fiscal year. The decreased expense resulted from selling expense of the housewares segment, which were made to reduce cost levels in response to lower than anticipated sales levels, and lower corporate expenses.

         Interest expense increased $31 in the quarter ended December 31, 2000 from the same quarter of the previous fiscal year as a result of increased U.K. bank borrowing levels. For the nine months ended December 31, 2000, interest expense has increased by $20 from the same period last year. Interest income increased $23 and $90, respectively in the quarter and nine months ended December 31, 2000 from the same periods of the prior year due to increased levels of cash invested and higher interest rates earned in the U.S.

         No tax expense was recorded for the three or months ending December 31, 2000 compared to an income tax benefit of $215 for the same periods of the previous year. The prior year tax benefit was primarily a U.S. tax benefit which resulted from U.S. tax losses from continuing operations were able to be used to reduce the taxable income generated from the sale of the Wyle Series A Preferred Stock.

         The loss from continuing operations was $338 ($0.07 per share) in the third quarter of fiscal 2001 compared to income from continuing operations of $19 ($0.01 per share) in the third quarter of fiscal 2000. The loss increased in the current year primarily due to an operating loss of the housewares segment in the current year compared to an operating profit last year combined with the U.S. income tax benefit recorded in the third quarter last year. For the nine months ended December 31, 2000, the loss from continuing operations was $831 ($0.17 per share) compared to a loss of $516 ($0.10 per share) for the same period last year. The loss increased in the current year due to reduced operating profit by the housewares segment and the non-recurrence of the U.S. income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $1,382 of cash in operating activities during the first nine months of fiscal 2001. Cash was used to pay U.S. income taxes of $500, to pay for costs related to the hospital acquisition (which was subsequently completed February 1, 2001) of $499 ($446 of which has been capitalized in prepaid expenses), to provide working capital for the European operations (primarily to reduce accounts payable balances) and to fund corporate overhead expenses.

 The Corporation has established a working capital line of approximately $4,500 with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and will fluctuate with increases or decreases in eligible accounts receivable. Borrowings under this line were $2,459 at December 31, 2000. During September 2000, the Corporation renegotiated its U.K. Term Loan relating to the Beldray Ltd. manufacturing facility. The U.K. Term Loan was extended to a new 10 year term, maturing in fiscal 2011. It has monthly principal payments and no financial covenants. At December 31, 2000, the balance of the U.K. Term Loan was $1,456. At December 31, 2000, the Corporation had no outstanding U.S. debt. In the sale of Klippan Limited on January 29, 2001, the Corporation received cash of approximately $2,200 after repayment of Klippan's debt and expenses and before the receipt of sale proceeds held in escrow. On February 1, 2001, cash of approximately $3,500, short-term debt of $4,000 and $19,000 face amount of seller financing was used in the purchase of the six community hospitals. The seller financing consists of a $2,000 zero coupon note due in 2003 and a $17 million balloon note due in 2006. The Corporation believes it has adequate financing and liquidity in both the U.S. and U.K. to support its current level of operations including the new healthcare subsidiary. The Corporation is, however, currently in the process of evaluating its working capital needs of its new healthcare subsidiary and intends to seek third party refinancing of the $4,000 short-term debt with a more permanent revolving facility.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 1, 2000, the Corporation held its Annual Meeting of Shareholders. At the meeting, three directors, James J. Mulligan, Ronald J. Vannuki and Dr. Steven Baileys were elected to one-year terms of office expiring at the Annual Meeting of Shareholders in 2001 and Robert M. Thornton, Jr., Karen
B. Brenner, C. Michael Ford and Howard E. Turner were elected to two-year terms of office expiring at the Annual Meeting of Shareholders in 2002. 4,537,522 shares were voted in favor of electing Mr. Mulligan and 37,622 shares were withheld. 4,537,632 shares were voted in favor of electing Mr. Vannuki and 37,512 shares were withheld. 4,537,632 shares were voted in favor of electing Dr. Baileys and 37,512 were withheld. 4,537,294 shares were voted in favor of electing Mr. Thornton and 37,850 were withheld. 4,537,632 shares were voted in favor of electing Ms. Brenner and 37,512 were withheld. 4,537,294 shares were voted in favor of electing Mr. Ford and 37,850 were withheld. 4,537,294 shares were voted in favor of electing Mr. Turner and 37,850 were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KRUG International Corp.

                                         By: /s/ Mark J. Stockslager
                                             -----------------------------------
                                             Mark J. Stockslager
                                             Principal Accounting Officer



Dated: February 14, 2001