Form 10-K
period 2001-03-31
KRUG INTERNATIONAL CORP
filed 2001-06-29
CIK 96793

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                           Commission File No. 1-12607

                            KRUG INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         At the close of business on June 27, 2001 there were 4,976,342 Common Shares without par value outstanding. The aggregate market value of the Common Shares held by non-affiliates of the Corporation was $9,086,047. Market value is determined by reference to the closing price on June 27, 2001 of the Corporation's Common Shares as reported by the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Corporation's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Corporation scheduled to be held on August 20, 2001 have been incorporated by reference into Part I and Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange within 120 days after March 31, 2001.

                          CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy, management's outlook for each of its businesses, and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation:

- general economic and business conditions in the U.S. both nationwide and in the states in which the Corporation operate hospitals;
- general economic and business conditions in the U.K. and Europe where the Corporation operate the housewares business;
-        restrictions imposed by debt agreements;
-        the highly competitive nature of the U.S. community hospital business;
-        the highly competitive nature of the U.K. housewares business;
- Management's ability to integrate acquired hospitals and implement its business strategy;
- existing and proposed governmental budgetary constraints and the regulatory environment for the Corporation's businesses;
-        consolidation and acquisition trends in the Corporation's businesses;
- competition in the acquisition market including the acquisition of hospitals and healthcare facilities;
- the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities and at our U.K. manufacturing facilities;
- possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for the Corporation's healthcare services including the payment arrangements and terms of managed care agreements;
- changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; - professional, general, and other liabilities claims asserted against the Corporation; - the efforts of insurers, healthcare providers and others to contain healthcare costs; - the impact on hospital services of the treatment of patients in lower acuity healthcare settings, with drug therapy or via alternative healthcare services;
-        the possible enactment of Federal or state healthcare reform;
-        changes in medical and other technology;
- changes in exchange rates (including in Europe the effects of the European currency, the Euro);
- increases in prices of raw materials and services utilized in the Corporation's hospital operations in the U.S. and manufacturing operations in the U.K.;
-        the purchasing practices of significant customers in the U.K.;
-        the availability of and the Corporation's ability to attract and retain
         (i) qualified management and staff personnel and physicians for the Corporation's hospital operations in the U.S. and (ii) qualified management and staff personnel for the Corporation's manufacturing operations in the U.K.;
-        the functionality of the Corporation's computer systems;
-        changes in accounting principles generally accepted in the U.S.; and
- claims for product and environmental liabilities from continuing and discontinued operations.

     Except as required by law, Management undertakes no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. However, any additional relevant disclosures will be made by the Corporation in any of its subsequent filings of its reports on Form 10-Q, 8-K and 10-K with the Securities and Exchange Commission. The foregoing are factors Management thinks could cause actual results to differ materially from expected results. However, there could be other additional factors besides those listed herein that also could affect the Corporation in an adverse manner.

                                     PART I


ITEM 1.  BUSINESS

         KRUG International Corp., an Ohio corporation organized in June 1959, and its subsidiaries collectively the "Corporation", unless otherwise stated or indicated by the context, currently operates two business segments, the United States ("U.S."). community hospital segment and the United Kingdom ("U.K.") housewares segment. The U.S. community hospital segment is comprised of six community hospitals and related businesses in the U.S., which are operated through its subsidiary, SunLink Healthcare Corp. ("SunLink"). The U.K. housewares segment manufactures and distributes, through its Beldray Limited ("Beldray") subsidiary, housewares products in the U.K.. The discussion of the U.K. housewares segment begins on page 18.

     Information concerning revenue, operating profit and identifiable assets of the business segments for the fiscal years ended March 31, 2001, 2000, and 1999 is set forth at Note 13 of the Notes to Consolidated Financial Statements of the Corporation, which can be found at Item 8 of this report.

                           CORPORATE BUSINESS STRATEGY

     The Corporation has recently redirected its business strategy toward acquisitions of community hospitals in the U.S. SunLink completed the purchase of six community hospitals and related businesses for approximately $26.5 million on February 1, 2001. The Corporation disposed of its European child safety subsidiary, Klippan Limited ("Klippan") on January 29, 2001 for net proceeds of approximately $3 million after repayment of Klippan's debt. During fiscal 1999 the Corporation disposed of subsidiaries in the Life Sciences and Engineering ("LS&E") and Leisure Marine businesses.


                         U.S. COMMUNITY HOSPITAL SEGMENT

OVERVIEW

     SunLink operates the Corporation's U.S. community hospital segment. SunLink was formed as a wholly-owned subsidiary of the Corporation in February 2000 to own and operate community hospitals. SunLink, through its subsidiaries, currently owns or leases six general acute care hospitals with a total of 333 licensed beds in four states.

     Management of SunLink believes healthcare delivery is a local business requiring autonomous local management supported by effective corporate resources. SunLink supports the efforts of its community hospitals to link their patients' needs with the professional expertise of quality medical practitioners and the dedication and compassion of skilled employees. SunLink hospitals earn the support of local communities by meeting their healthcare needs in a professional, caring and efficient manner. Linked together with their constituents, management believes SunLink's hospitals are positioned to prosper in today's healthcare markets.

BUSINESS STRATEGY

     SunLink's objective is to be a quality provider of healthcare services and the primary provider of such services in the communities it serves. SunLink's primary operational priority is to improve the profitability of its hospitals by reducing out-migration of patients, recruiting physicians, expanding services and maintaining effective cost controls. Management of SunLink intends to focus its efforts on internal growth. However, Sunlink plans to supplement internal growth through acquisitions. SunLink plans to selectively acquire community hospitals with net revenue of approximately $10 million or more which are (i) the sole or primary hospital in market areas with a population of greater than 15,000 or (ii) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000.

     Management of SunLink believes the community hospital market provides the most attractive sector for hospital investment because rural hospitals generally experience (1) less competition, (2) lower managed care penetration, (3) lower inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5) in certain cases, opportunity for future growth. In evaluating potential hospital acquisitions in rural markets, SunLink seeks markets which have growth potential. Management believes that the majority of SunLink's community hospitals are generally positioned in areas which will experience substantial growth.

OWNED AND LEASED HOSPITALS

     On February 1, 2001, SunLink completed the purchase of six community hospitals and related businesses for approximately $26.5 million. The purchase price was funded with approximately $3.6 million cash from internally available funds, $4 million of short-term debt, $15.6 million seller financing and the assumption of certain liabilities and costs transactions of $3.3 million. The purchase price of the hospitals is subject to adjustment for, among other things, certain changes in the amount of working capital at closing. All hospitals are owned except Dexter Memorial Hospital, which is a leased hospital. The following sets forth certain information with respect to each of the six community hospitals:

- Chestatee Regional Hospital ("Chestatee"), located in Dahlonega, Georgia, Lumpkin County, Georgia, is a 49-bed acute-care hospital accredited by the Joint Commission on Accreditation of Healthcare Organization ("JCAHO"), including a 12-bed obstetric department, a 4-bed intensive care unit ("ICU") and a 33-bed medical/surgical/pediatrics unit. Chestatee is the only hospital in its primary service area of Lumpkin and Dawson counties.

- Mountainside Medical Center and Nursing Center ("Mountainside"), located in Jasper, Pickens County, Georgia, consists of a JCAHO accredited 40-licensed-bed, acute-care hospital (including four ICU beds) and a 60-bed nursing home. Mountainside is the only hospital in Pickens County, which is included in the Atlanta Metropolitan Statistical Area ("MSA"). The Corporation has a Certificate of Need to build a 35-bed replacement hospital in Jasper.

- North Georgia Medical Center ("North Georgia"), located in Ellijay, Gilmer County Georgia, consists of a JCAHO accredited 50-licensed-bed acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County.

- Trace Regional Hospital ("Trace") consists of a JCAHO accredited 84 licensed-bed acute care hospital and Floy Dyer Manor Nursing Home, a 66 bed nursing home, located in Houston, Mississippi. Trace is the only hospital in Houston, Mississippi, and the primary hospital in its market area.

- Chilton Medical Center ("Chilton") is a 60 licensed-bed JCAHO accredited, acute care hospital located in Clanton, Alabama. Chilton is the only hospital in Chilton County.

- Dexter Memorial Hospital ("Dexter") is a leased 50 licensed-bed acute care hospital located in Dexter, Missouri, and includes a 4-bed ICU. It is the only hospital in its community. The lease expires in 2004.


HOSPITAL OPERATIONS

     Management of SunLink believes that the long-term growth potential of a hospital is dependent on that hospital's ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and is implementing an operating plan designed to improve operating efficiency and increase revenue through the expansion of services offered by the hospital and the recruitment of physicians to the community.

     Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. SunLink's management believes that the quality of the on-site hospital management team is critical to the hospital's success. The on-site management team is responsible for implementing the operating plan which it has developed in conjunction with SunLink's senior management team. The local management team participates in a performance-based compensation program based upon the achievement of goals set forth in the operating plan.

     The local management team is responsible for the day-to-day operations of the hospital. SunLink's corporate staff provides support services, assistance or advice to each hospital in certain areas, including physician recruiting, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, finance, tax and insurance. Financial controls are maintained through the utilization of standardized policies and procedures. SunLink's hospitals have contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment. SunLink promotes communication among its hospitals so that local expertise and improvements can be shared throughout the SunLink system of facilities.

EXPANSION OF SERVICES

     SunLink seeks to add services at its hospitals on an as-needed basis in order to improve access to quality healthcare services in the community with the ultimate goal of reducing outmigration. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to SunLink's ability to expand services. SunLink's management believes each hospital's emergency room is its "window to the community" and a critical component of its local service offering. Therefore, SunLink seeks to maintain in each hospital a quality, patient-friendly emergency department. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Management of SunLink believes additional and expanded services and improvements and each hospital's quality of care and reputation in the community may reduce outmigration and increase patient census and revenue.

PHYSICIAN RECRUITING

     Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by their community. The local management team, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to the hospital's medical staff. The hospital generally guarantees a newly recruited physician a minimum level of cash collections during an initial period, generally one year, and assists the physician's transition into the community. The physician will be required to repay some or all of the amounts paid under such a guarantee if the physician leaves the community within a specified period. SunLink hospitals generally do not employ physicians.

OPERATING STATISTICS

     The following table sets forth certain operating statistics for SunLink's owned or leased hospitals for the two-month period subsequent to their acquisition by SunLink:

                                                                TWO MONTHS ENDED
                                                                 MARCH 31, 2001
                                                              -------------------
Hospitals owned or leased at end of period ..............              6
Licensed beds (at end of period) ........................            333
Beds in service (at end of period) ......................            275
Admissions ..............................................          1,161
Average length of stay (days) (1) .......................           3.99
Patient days ............................................          4,633
Adjusted patient days (2) ...............................         10,598
Occupancy rate (% of licensed beds) (3) .................          23.58%
Occupancy rate (% of beds in service) (4) ...............          28.55%
Net patient service revenue (in thousands) ..............        $13,128
Net outpatient service revenue (in thousands) ...........        $ 6,226
Net outpatient service revenue (as a % of gross
         patient service revenue) .......................          47.43%

(1) Average length of stay is calculated based on the number of patient days divided by the number of admissions.

(2) Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenue to a number representing adjusted patient days.

(3) Percentages are calculated by dividing average daily census by average licensed beds.

(4) Percentages are calculated by dividing average daily census by average beds in service.

SOURCES OF REVENUE

     Each SunLink hospital receives payments for patient care from Federal Medicare programs for elderly and disabled patients, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth the percentage of the patient days from various payors in SunLink's owned or leased hospitals for the period indicated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         TWO MONTHS ENDED
                                                          MARCH 31, 2001
                                                         ------------------
                    Source
                    Medicare                                     57.50%
                    Medicaid                                     25.43%
                    Private and other sources                    17.07%
                                                           -----------
                         Total                                  100.00%
                                                           ===========

     Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink's hospitals are certified as healthcare services providers for persons covered under Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the hospitals' established charges for the services provided. Patients are generally not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payors.


MANAGEMENT INFORMATION SYSTEMS

     SunLink utilizes commercially available management information systems at its hospitals, four of which utilize a comprehensive system designed for larger hospitals and two of which utilize a system designed for smaller hospitals. Each system includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy. SunLink maintains a small staff and limited equipment to complement the hospital systems and to report combined and individual data for corporate management, monitoring and compliance purposes. SunLink's goal is to convert all of its hospitals to a single management information system upon expiration of its existing systems agreements, which range from three to five years.

QUALITY ASSURANCE

     Each SunLink hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committees also review and monitor surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. Each hospital periodically conducts surveys of its patients either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each SunLink hospital, other than the leased hospital in Dexter, Missouri, is accredited by the JCAHO Healthcare.

REGULATORY COMPLIANCE PROGRAM

     SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-five years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink's compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink's Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink's Code of Conduct and SunLink monitors its corporate compliance program to respond to developments in healthcare regulation and in the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

COMPETITION

     SunLink's management believes the factors influencing patient selection among hospitals in non-urban markets include the appearance and functionality of the healthcare facilities, the quality and demeanor of professional staff and physicians and the participation of the hospital in plans which pay a portion of the patient's bill. The factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Although SunLink's hospitals may face less competition in their immediate patient service areas than would be expected in larger communities since they are the primary provider of healthcare services in their respective communities, SunLink hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other non-urban hospitals. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and may be able to finance capital expenditures on a tax-exempt basis. Such governmental and not-for-profit hospitals, as well as for-profit hospitals operating in the service area, likely have greater access to financial resources than SunLink hospitals.

MEDICAL STAFF

     The number and quality of physicians affiliated with the hospital directly affects the quality of patient care and the reputation of the hospital. Physicians may terminate their affiliation with a hospital at any time. SunLink hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. SunLink believes physicians refer patients to a hospital primarily on the basis of the quality of services the hospital renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, SunLink strives to provide quality facilities, equipment, employees and services for physicians and their patients.

MANAGED CARE AND EFFORTS TO CONTROL HEALTHCARE COSTS

     Each SunLink hospital is dependent, to an increasing degree, on management's ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group healthcare service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets than in urban and suburban markets where there is typically a higher level of managed care penetration.

     The healthcare industry, as a whole, faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients and adjusting to a general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally are designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in facilities, equipment, personnel, rates and/or services in the future.

     The hospital industry and all of SunLink's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures and increased competition are likely to continue and SunLink hospitals expect to respond to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs and adding or expanding certain inpatient and ancillary services.

ACQUISITIONS

     Although SunLink's priority is to improve the profitability of its existing hospitals, management continues to monitor the market for community hospitals which are or may be available for purchase. SunLink's hospital acquisition initiatives face competition for acquisitions primarily from for-profit hospital management companies and not-for-profit entities who may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urban acute-care hospitals could have an adverse impact on SunLink's ability to acquire such hospitals on favorable terms.

     In recent years, the legislatures and attorney general of several states, including states where SunLink is monitoring potential acquisitions, have shown a heightened level of interest in transactions involving the sale of not-for-profit hospitals. Although the level of interest varies from state to state, the trend is to require increased governmental review, and, in some cases, approval of transactions whereby a not-for-profit corporation sells a healthcare facility.

MEDICARE/MEDICAID REIMBURSEMENT

     A significant portion of SunLink's revenue is dependent upon reimbursement from the Federal Government's Medicare and various states' Medicaid programs. The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group payments. Diagnosis related group payments do not consider a specific hospital's costs, but are national rates adjusted for area wage differentials and case-mix index. Long-term care psychiatric units within hospitals (along with certain other services generally not provided in SunLink's facilities) currently are exempt from the prospective payment system and are reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps.

     Although the Federal government reviews payment rates annually, the percentage increases for the last several years to the diagnosis related group payments rates have been lower than the percentage increases in the related cost of goods and services purchased by general hospitals. The index used to adjust the diagnosis related group payments rates is based on a price statistic, known as the Healthcare Finance Administration ("HCFA") market basket index, reduced by Congressionally-mandated reduction factors. Diagnosis related group rate increases were 1.5%, 2%, 0%, 0.7% and 1.1% for Federal fiscal years 1996, 1997, 1998, 1999 and 2000, respectively. The Balanced Budget Act of 1997 set the diagnosis related group payment rates of increase for future Federal fiscal years at rates that are based on the market basket rates less reduction factors of 1.8% in 2000, and 1.1% in 2001 and 2002. The Medicare, Medicaid, and Health Benefits Improvement and Protection Act of 2000 ("BIPA") amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

     The Medicare program historically has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal year 2000, Medicare projected that payments for cost outlier cases have exceeded the 5.1% and, therefore, has increased the cost threshold for federal fiscal year 2001, which will reduce total payments for outlier cases.

     Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications ("APC"). Each APC is designed to represent a "bundle" of outpatient services, and each APC is assigned a fully prospective reimbursement rate. BIPA also improves the updates for outpatient services. Prior to BIPA, the update for calendar years 2000 through 2002 was to be limited to the market basket minus 1%. BIPA modifies the updated provisions for the period April 1, 2001 through December 31, 2001. As a result, hospital outpatient payments will be updated by the amount established by BIPA, effective January 1, 2001, plus 0.32%. The update scheduled for 2002, as provided under BIPA, is market basket minus 1%.

     Medicare has special payment provisions for "Sole Community Hospitals." A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. None of the SunLink hospitals currently are qualified as Sole Community Hospitals under Medicare regulations. Special payment provisions related to Sole Community Hospitals include a higher diagnostic related group payment rate, which is based on a blend of hospital-specific costs and the national diagnosis related group payment rate, and a 90% payment "floor" for capital cost. In addition, the TriCare program has special payment provisions for hospitals recognized as Sole Community Hospitals for Medicare purposes. The Balanced Budget Refinement Act of 1999 also provides a payment increase for Sole Community Hospitals for fiscal year 2001. For fiscal year 2001, the prospective payment system rate increase for Sole Community Hospitals is 3.4%.

     Each state has its own Medicaid program funded jointly by the state and the Federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

     The Balanced Budget Act of 1997 also repealed the Boren Amendment. The Boren Amendment was enacted in 1980 and imposed several requirements on states regarding their calculations of Medicaid rates. For example, the Boren Amendment required states to pay providers rates that are "reasonable and adequate" to meet the necessary costs of an economically and efficiently operated facility. Although the full effect of the repeal of the Boren Amendment is not yet known, the likely result will be that states will begin setting lower Medicaid reimbursement rates than they would have under the provisions of the Boren Amendments.

GOVERNMENT REIMBURSEMENT PROGRAM ADJUSTMENTS

     The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities.

ANNUAL COST REPORTS

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to SunLink under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, management believes that adequate provisions have been made in the Corporation's financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon its consolidated results of operations or financial position. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

     If SunLink or any of its facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, SunLink could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of SunLink. See Item 3 -- "Legal Proceedings."

HEALTHCARE REGULATION AND LICENSING

     Because it is one of the largest industries in the U.S., the healthcare industry, continues to attract much legislative interest and public attention. There are many factors that are highly significant to the healthcare industry including Medicare, Medicaid and other public and private hospital cost-containment programs, proposals to limit healthcare spending and proposals to limit prices and industry competition factors. The healthcare industry is governed by an extremely complex framework of Federal and state laws, rules and regulations.

     There continues to be Federal and state proposals that would, and actions that do, impose more stringent limitations on government and private payments to providers including community hospitals such as SunLink's. In addition, there are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of a patient's admission and course of treatment by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care to be funded by Medicare and Medicaid. Utilization review by third parties also is required under many managed care arrangements.

     Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a Federal waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

CERTIFICATE OF NEED REQUIREMENTS

     A number of states require approval for the purchase, construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have certificate of need laws. In addition, future hospital acquisitions may occur in states that require certificates of need. SunLink is unable to predict whether its hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

     Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid or Medicare or other Federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S.

Department of Health and Human Services ("HHS") issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs -- private as well as governmental. In addition, the HIPPA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program.

     There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of the HHS, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by recent highly publicized enforcement investigations of certain hospital activities.

     In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. These provisions are known as the Stark Law and were named for their legislative sponsor, Rep. Pete Stark (R-CA). A person making a referral, or seeking payment for services referred, in violation of the Stark Law would be subject to civil monetary penalties of up to $15,000 for each service; restitution of any amounts received for illegally billed claims; and/or exclusion from future participation in the Medicare program, which can subject the person or entity to exclusion from future participation in state healthcare programs.

     Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100,000. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

THE FEDERAL FALSE CLAIMS ACT AND SIMILAR STATE LAWS

     A factor affecting the healthcare industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government's behalf under the Federal False Claims Act's "qui tam" or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

     If a defendant is determined by a court of law to be liable under the Federal False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the Federal False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The Federal False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence will not give rise to liability under the Federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes "knowing" submission under the Federal False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers or the Federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

ENVIRONMENTAL REGULATIONS

     The healthcare operations of SunLink generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. SunLink's operations also are subject to various other environmental laws, rules and regulations.

HEALTHCARE FACILITY LICENSING REQUIREMENTS

     SunLink's healthcare facilities are subject to extensive Federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All licenses, provider numbers and other permits or approvals required to perform hospital business operations are held by the hospital subsidiaries. All SunLink's hospitals, except the leased hospital in Dexter, Missouri, are fully accredited by JCAHO.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

     SunLink's healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a Federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are supervised extensively by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by SunLink's quality assurance personnel. The local governing boards also help maintain standards for quality care; develop long-range plans; establish, review and enforce practices and procedures; and approve the credentials; and disciplining of medical staff members.

PROPOSED MEDICAL RECORDS PRIVACY

     The Health Insurance Portability and Accountability Act of 1996 ("HIPPA") directed Congress to pass comprehensive health privacy legislation no later than August 21, 1999. In the event Congress failed to pass such legislation, HIPPA required the Secretary of ("HHS") HHS to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000. Neither Congress nor the Secretary of HHS met these deadlines, although HHS eventually did publish final privacy regulations on December 28, 2000. The final regulations became effective in April 2001, and compliance is required by April 2003. The standards incorporated in the regulations apply to medical records created by healthcare providers, hospitals, health plans and healthcare clearinghouses that are either transmitted or maintained electronically and the paper printouts created from these records. The standards increase consumer control over their medical records; mandate substantial financial penalties for violation of a patient's right to privacy; and with a few exceptions, require that an individual's health information only be used for health purposes.

     The standards also require healthcare providers to implement and enforce privacy policies to ensure compliance with the standards. The standards may be modified further prior to final implementation. Until the standards are implemented in final form, it is not possible to know the cost for implementing the requirements imposed by the regulations. SunLink has delegated the task of studying the proposed regulations' potential effects on its business to its Vice President, Technical and Compliance Services.

     The Administrative Simplification Provisions of HIPPA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. SunLink cannot predict the impact that these regulations, when fully implemented, will have on its operations.

PROFESSIONAL LIABILITY

     As part of its business, SunLink is subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, SunLink maintains professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for SunLink's operations, although some claims may exceed the scope of the coverage in effect. At January 31, 2001, SunLink purchased a "tail" policy for claims occurring prior to its ownership of the hospitals. SunLink also provides an accrual for incurred but not reported claims to cover the period subsequent to its purchase of the healthcare facilities. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price.

                             U.K. HOUSEWARES SEGMENT

     Bradley International Holdings Limited, a subsidiary of KRUG International (UK) Ltd., owns Beldray Limited which operates the Corporation's U.K. housewares segment (collectively "Bradley"). The Corporation has announced its intention to position the U.K. housewares segment for sale in order to concentrate its strategic efforts on its U.S. community hospital segment. The Corporation has established no timeframe in which to sell the U.K. housewares segment, has not adopted a formal plan of disposal and is unable to estimate the amount of gain or loss that may result from a sale. In June 2001, Bradley hired a Managing Director in connection with its efforts to position its U.K. housewares segment for sale.

     The U.K. housewares segment is composed of the Beldray Limited ("Beldray") and Hago Products Limited ("Hago") subsidiaries which manufacture and sell consumer durable products, including ironing tables, household ladders, rotary dryers, indoor airers, garden equipment and child safety gates and accessories under the "Beldray", "Hago" and "Dennison" names, as well as private labels. Beldray is a long-established name in household laundry products with proven consumer appeal and significant recognition among the buying public throughout the U.K. Hago manufactures and sells child safety gates and accessories under the KiddiProof(R) trademark and, also, has significant brand recognition in the U.K. Dennison is a long-standing brand of indoor airers with significant name recognition in the U.K. Over the last two years, Beldray has focused on quality and customer service standards in order to establish itself as a reliable, quality supplier to do-it-yourself retailers, supermarkets, mail-order catalogs, wholesalers and department stores primarily in the U.K. and Ireland.

     The market for Beldray's products is highly competitive and the Corporation believes customers select its products based primarily on quality, delivery reliability and price. Beldray manufactures substantially all of its products in its manufacturing facility in Bilston, England. Certain Kiddiproof(R) child safety products, garden products and accessories are purchased from outside suppliers. Beldray is currently evaluating additional products which may be purchased from outside suppliers to complement its existing product lines.

     Beldray periodically reviews its manufacturing processes and maintains an engineering staff to evaluate new product ideas and to undertake specific product initiatives to reduce manufacturing costs, increase consumer appeal and enhance product quality. Beldray has increased its capital expenditures in each of the last two years. During fiscal year 2001, Beldray redesigned its range of child safety gates to enhance consumer appeal and to create a product with increased export opportunities.

     The U.K. housewares segment order backlog is typically less than one month's sales. The primary competitors of the segment are manufacturing companies, some of which are larger and have more resources than Bradley, and compete with Bradley on the basis of product quality, speed and reliability of delivery and price.

     During the fiscal year ended March 31, 2001, the U.K. housewares segment had revenue of $9.2 million (22.1% of consolidated revenue) from Argos Distribution Ltd. ("Argos"), a U.K. company. Substantially all of the product lines of the housewares segment are sold to Argos. The loss of Argos as a customer would have a material adverse effect on Beldray if a comparable replacement business were not secured.

                               GENERAL INFORMATION

     The Corporation owns a number of patents and patent applications, but the Corporation derives no revenue from this intellectual property, and it is not possible to estimate their value. The Corporation does not believe its present business is materially dependent on any patents or patent applications.

     As of March 31, 2001, the Corporation employed 916 full-time and 235 part-time persons in the U.S., none of whom are represented by a union, and approximately 417 persons in Europe, approximately 241 of whom are represented by a union. Management believes its labor relations are generally satisfactory.

     Management believes compliance with Federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Corporation. To the best of management's knowledge, the Corporation is in substantial compliance with applicable Federal, state and local environmental regulations.

ITEM 2.  PROPERTIES

     The principal properties of the Corporation as of June 22, 2001 are listed below:


A.       UNITED STATES                                                                 DATE OF
         -------------                                            LICENSED        ACQUISITION/LEASE        OWNERSHIP
                                               CITY AND STATE        BEDS             INCEPTION              TYPE
                                               --------------        ----             ---------              ----

SUNLINK HEALTHCARE CORP. HOSPITALS
  Chilton Medical Center                     Clanton, AL              60          February 1, 2001         Owned

  Chestatee Regional Hospital                Dahlonega, GA            49          February 1, 2001         Owned


  North Georgia Medical Center
  & Gilmer Nursing Home                      Ellijay, GA              50          February 1, 2001         Owned

  Trace Regional Hospital & Floy
  Dyer Manor Nursing Home                    Houston, MS              84          February 1, 2001         Owned

  Mountainside Medical Center                Jasper, GA               40          February 1, 2001         Owned
  & Nursing Home

  Dexter Memorial Hospital (2)               Dexter, MO               50          February 1, 2001         Leased

SunLink Healthcare Corp. (1)                 Atlanta, GA              --          February 1, 2001         Leased


B.   EUROPE
                                                   OWNED             LEASE
                                                     OR            EXPIRATION
                                                   LEASED             DATE           SQUARE FOOTAGE            USE
                                                   ------             ----           --------------            ---
BELDRAY LIMITED & SUBSIDIARIES

  Bilston, West Midlands, U.K.                     Leased         June 2019                105,000          Plant

  Bilston, West Midlands, U.K.                     Owned                                    85,000          Plant

(1) Lease of 2,612 square feet of office space for KRUG and SunLink corporate staff. The lease expires in February 2005.

(2)      The lease expires in March 2004.

ITEM 3.  LEGAL PROCEEDINGS

     The Federal government (the "Government") reviewed certain medical records of two of the SunLink hospitals, Chestatee and Mountainside (collectively, the "Hospitals"), prior to their purchase by SunLink, as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law including the Federal False Claims Act. 31 U.S.C. ss.ss. 3729 et. seq. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee and 91 Medicare claims were coded improperly by Mountainside. SunLink believes review and analysis of all medical records identified by the Government has been substantially completed, and interviews have been conducted by both the U.S. Attorney's Office for the Northern District of Georgia and the U.S. HHS, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provisions of the Federal False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability of the Hospitals in this matter could be as high as $1.5 million. The Corporation disputes and intends to vigorously resist all claims based upon any such improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or treble damages providing a settlement is reached between the parties. To management's knowledge, no audit has been conducted by the Government of any other SunLink facility in connection with pneumonia coding investigations. Under the terms of the Stock Purchase Agreement between SunLink and NetCare Health Systems, Inc. ("Seller") for SunLink's purchase of the six community hospitals, SunLink would be responsible for any settlement relating to the Hospitals' claims arising prior to their purchase by SunLink, but has limited right of indemnification from the Seller for any future claims which were not disclosed at the date of purchase.

     The Corporation is also subject to various claims and suits arising in the ordinary course of business, including claims for personal injuries and other matters. Such pending claims and suits are either insured or, in the opinion of management, the ultimate resolution of such claims and suits should not have a material adverse effect on the Corporation's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation, as of June 22, 2001, their positions with the Corporation and their ages are as follows:

            NAME                                                OFFICES                                    AGE
            ----                                                -------                                    ---
Robert M. Thornton, Jr.        Director, Chairman of the Board of Directors, President,                     52
                               Chief Executive Officer and Chief Financial Officer

James J. Mulligan              Director and Secretary                                                       79

Mark J. Stockslager            Corporate Controller and Principal Accounting Officer                        41

Joseph T. Morris (1)           President and Chief Financial Officer of SunLink Healthcare Corp.            53

Geoff Hopwood (2)              Managing Director of Bradley International Holdings Ltd.                     55

Marshall  Cooper  (3)          Managing Director of Beldray Limited                                         56

(1) Mr. Morris is an executive of SunLink, but per applicable Securities and Exchange Commission Rules must be reported as an executive officer of the Corporation. He is elected to his office by the directors of the Corporation.

(2) Mr. Hopwood is an executive of Bradley, but per applicable Securities and Exchange Commission Rules must be reported as an executive officer of the Corporation. He is elected to his office by the directors of Bradley.

(3) Mr. Cooper is an executive of Beldray, but per applicable Securities and Exchange Commission Rules must be reported as an executive officer of the Corporation. He is elected to his office by the directors of Beldray.

     All officers of the Corporation are elected annually by the Board of Directors.

     Robert M. Thornton, Jr. has been Chairman and Chief Executive Officer of the Corporation since September 10, 1998, President since July 16, 1996 and Chief Financial Officer since July 18, 1997. From October 1994 to the present, Mr. Thornton has been a private investor and, since March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation ("Hallmark") from November 1993 until Hallmark's merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

     James J. Mulligan became Secretary of the Corporation in 1966. Mr. Mulligan has been a member of the law firm of Mulligan & Mulligan since January 1993. He was a member of the law firm of Smith & Schnacke from 1953 to 1989 and a member of the law firm of Thompson Hine & Flory LLP from 1989 until his retirement in 1991. Mulligan & Mulligan is general counsel to the Corporation and received $32,159 for legal services rendered during the Corporation's fiscal year ended March 31, 2001.

     Mark J. Stockslager has been Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He continuously has been associated with the Corporation's accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

     Joseph T. Morris has been President and Chief Financial Officer of SunLink Healthcare Corp. since February 1, 2001. Mr. Morris provided turn-around operational and financial consulting services for several healthcare companies including Cambio Health Solutions and New American Healthcare Corporation from June 1999 through January 2001. From January 1997 until May 1999, Mr. Morris was Executive Vice President and Chief Financial Officer of ValueMark HealthCare Systems, Inc., which was formed after the successful turn-around and subsequent merger of Hallmark Healthcare Corporation with Community Health Systems, Inc. in October, 1994. From August, 1993 to December 1996, Mr. Morris was President of Affiliated Health Management, Inc., and from February, 1990 to July, 1993, was Senior Vice President, Hospital Financial Operations for Hallmark Healthcare Corporation.

     Geoff Hopwood was elected as Managing Director of Beldray effective June 4, 2001. Prior to joining Beldray, Mr. Hopwood served as a senior management executive for more than twenty years, and has a technical, marketing and general background in multi-site manufacturing and distribution operations in the U.K. and Europe.

     Marshall Cooper has been Managing Director of Beldray since November 1998 and was Sales Director from December 1990 until November 1998. Prior to December 1990, he held senior management positions with three major housewares companies for more than ten years.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's Common Shares are traded on the American Stock Exchange under the symbol KRG and trading in its warrants is reported to and compiled by the National Quotation Bureau under the symbol KRUGW. The table below sets forth the high and low sales prices for the Common Shares for fiscal 2001 and 2000. The number of shareholders of record was 789 as of March 31, 2001. No cash dividends were paid in fiscal 2001 or 2000. Prior to December 30, 1996, the Common Shares were traded on the NASDAQ National Market System.


                 QUARTER                                 4TH        3RD        2ND         1ST
                 -------                                 ---        ---        ---         ---

                 2001                        High       $1.88      $1.38      $1.09       $1.88
                                             Low        $1.30      $1.00      $1.00       $1.25
                 2000                        High       $2.06      $2.38      $1.88       $1.88
                                             Low        $1.25      $1.31      $1.13       $1.25


     Effective May 15, 2000, the Corporation appointed First Union National Bank as the Transfer Agent and Registrar for its Common Shares and warrants. For all shareholder inquiries, call First Union's Shareholder Customer Service Center at 1-800-829-8432.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data which should be read in conjunction with the Corporation's Consolidated Financial Statements and related Notes at "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

       Years Ending March 31,                   2001             2000             1999             1998             1997
       -------------------------------        -------          --------         --------         --------         --------
       (All amounts in thousands,
       except per share amounts)

       Revenue                                $ 41,674         $ 32,011         $ 34,832         $ 41,152         $ 33,540

       Loss from Continuing Operations          (1,366)            (871)          (6,065)          (2,925)             (35)

       Net Earnings (Loss)                         478            1,583           (8,633)             256            2,096

       Loss per Share from
       Continuing Operations:

                Basic                            (0.27)           (0.17)           (1.20)           (0.57)           (0.01)

                Diluted                          (0.27)           (0.17)           (1.20)           (0.57)           (0.01)

       Net Earnings (Loss) Per Share:

                Basic                             0.10             0.32            (1.71)            0.05             0.41

                Diluted                           0.10             0.32            (1.71)            0.05             0.40

       Total Assets                             56,514           23,128           26,121           37,546           37,841

       Long-term Debt                           21,709            2,027            5,910            6,703            8,331

       Shareholders' Equity                   $  9,631         $  9,513         $  7,480         $ 18,099         $ 17,960

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CERTAIN CAUTIONARY STATEMENTS

     In addition to historical information, Item 7 of this Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and abroad, restrictions imposed by debt agreements, competition in the community health and child safety businesses, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market including for the acquisition of hospital and healthcare facilities, changes in exchange rates (including in Europe the effects of the European currency, the Euro), increases in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations.

CORPORATE BUSINESS STRATEGY

     The Corporation has redirected its business strategy toward acquisitions of community hospitals in the U.S. and in February 2001, its subsidiary, SunLink, completed the purchase of corporations owning six community hospitals and related businesses for approximately $26,500. In addition, the Corporation currently owns subsidiaries in the U.K. which manufacture and distribute housewares products. The Corporation disposed of its European Child Safety subsidiary, Klippan Limited ("Klippan") on January 29, 2001 for net proceeds of approximately $3,000 after repayment of Klippan's debt. During fiscal 1999, the Corporation disposed of subsidiaries in the LS&E and Leisure Marine business segments.

DISPOSAL OF BUSINESS SEGMENTS

     In November 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock for $4,100 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was part of a leveraged management buy-out of Wyle, the Corporation also exchanged its non-dividend paying and non-voting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent company, and canceled its existing options to acquire Wyle shares. The Corporation acquired the Wyle Series A and Series B Preferred Stock and options in connection with the disposal of its LS&E business segment. The new Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. In April 1998, the Corporation sold its Leisure Marine subsidiary to a company formed by the management of the subsidiary. The selling price was approximately $15,000 comprised of approximately $8,900 in cash and the assumption of approximately $6,100 of debt.

                                                                         REVENUES
                                                          ----------------------------------------
                                                                     YEAR ENDED MARCH 31,
                                                          ----------------------------------------
                                                            2001            2000            1999
                                                          --------        --------        --------
Community Hospital                                        $ 13,639
Housewares                                                  28,035        $ 32,011        $ 34,832
                                                          ----------------------------------------
                                                          $ 41,674        $ 32,011        $ 34,832
                                                          ========================================
                                                                      GROSS PROFIT
                                                          ----------------------------------------
                                                                    YEAR ENDED MARCH 31,
                                                          ----------------------------------------
                                                            2001            2000            1999
                                                          --------        --------        --------
Housewares                                                $  2,098        $  3,497        $  1,606
                                                          ========================================
                                                            LOSS FROM CONTINUING OPERATIONS BEFORE
                                                                        INCOME TAXES
                                                          ----------------------------------------
                                                                    YEAR ENDED MARCH 31,
                                                          ----------------------------------------
                                                            2001            2000            1999
                                                          --------        --------        --------
Community Hospital EBITDA (1)                             $    912
Housewares EBITDA (1)                                          479        $  1,397        $ (1,267)
Corporate (U.S. and U.K.) EBITDA (1)                        (1,547)         (1,849)         (2,355)
Depreciation expense                                          (849)           (813)           (881)
                                                          ----------------------------------------
Operating profit                                            (1,005)         (1,265)         (4,503)
Interest expense                                              (670)           (208)           (424)
Interest income                                                359             328             532
Other income - net                                                              22             175
                                                          ----------------------------------------
Loss from continuing operations before income taxes       $ (1,316)       $ (1,123)       $ (4,220)
                                                          ========================================
                                                                NET CASH PROVIDED BY (USED IN)
                                                          ----------------------------------------
                                                                    YEAR ENDED MARCH 31,
                                                          ----------------------------------------
                                                            2001            2000            1999
                                                          --------        --------        --------
Operating activities                                      $ (1,304)       $ (3,751)       $   (580)
                                                          ========================================
Investing activities                                      $ (3,034)       $  3,917        $  8,278
                                                          ========================================
Financing activities                                      $    (15)       $  4,774        $ (9,168)
                                                          ========================================

(1) EBITDA represents the sum of income before income taxes, interest, depreciation and amortization. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a corporation that is presented to assist investors in analyzing the operating performance of a corporation and its ability to service debt. We believe an increase in EBITDA level is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

         The Corporation's fiscal 2001 revenue of $41,674 increased $9,663 from $32,011 in fiscal 2000 as a result of $13,639 of revenue from the six community hospitals and related businesses of the U.S. community hospital segment acquired February 1, 2001. Fiscal 2000 revenue decreased $2,821 from fiscal 1999 due to lower sales of the U.K. housewares segment.

         The fiscal 2001 revenue for the U.S. community hospital segment consists of $13,639 net patient revenue. The occupancy rate of hospital beds in service for the two months SunLink operated the six hospitals was 28.5% and net outpatient revenue was 47.4% of net patient revenue.

         The revenue of the U.K. housewares segment decreased $3,976 in fiscal 2001 from decreased sales volume, primarily in laundry products, child safety gates and fireguards which was offset somewhat by increased ladder revenue ($1,460 in aggregate), and the unfavorable effect of currency translation ($2,516). Fiscal 2000 revenue of the housewares segment decreased by $2,821 to $32,011 from $34,832 for 1999. The decreased revenue in fiscal 2000 resulted primarily from lower sales volume, primarily in ladders, child safety gates and fireguards ($831 in aggregate), and the unfavorable effect of currency translation ($1,990). Order backlog is not meaningful for the housewares segment due to the short time between order placement and shipment.

         Gross profit margins (revenue less cost of goods sold) for the U.K. housewares segment were 7.5%, 10.9% and 4.6% in fiscal 2001, 2000 and 1999, respectively. The decrease in gross profit margin in fiscal 2001 was primarily due to lower manufacturing volume as manufacturing overhead costs did not decrease at the same percentage that sales decreased. The increased sales of ladders in fiscal 2001 also decreased the gross profit margin due to the higher material cost of ladders compared to other product lines. The increase in gross profit margin in fiscal 2000 was the result of increased operational efficiencies, primarily lower raw material costs and manufacturing labor overhead.

         The community hospital earnings before interest, taxes, depreciation and amortization ("EBITDA") of $912 was 6.7% of net patient revenue. This EBITDA to net patient revenue percentage is lower than most other publicly traded community hospitals and has been targeted for improvement by SunLink management. Other areas targeted for improvement by SunLink management are increased net patient revenue, bad debts, and supplies cost. Operating costs and expenses of the U.S. community hospital segment were $12,726 for the two months ended March 31, 2001. Salaries, wages and benefits comprised 49.0% of these expenses and bad debt expense was $1,637 or 12.9% of net patient revenue.

         Housewares EBITDA decreased $918 in fiscal 2001 to $479 from $1,397 in fiscal 2000 due to decreased sales volume and lower gross profit margin discussed earlier. Fiscal 2000 Housewares EBITDA of $1,397 compares to a loss of $1,267 in fiscal 1999. The fiscal 2000 increase resulted from increased gross profit margin and decreased selling and administrative expenses.

         Selling and administrative expenses were $15,893, $3,949 and $4,816 in fiscal 2001, 2000 and 1999, respectively. The 2001 amounts include $12,726 of operating costs and expenses of the U.S. community hospital segment which was purchased February 1, 2001. Excluding these expenses, selling and administrative expenses decreased $782 in fiscal 2001 compared to the prior year. The decreased expense in fiscal 2001 resulted from overhead reductions of the housewares segment and lower corporate overhead expense. Overhead reductions of the housewares segment were in response to the lower sales levels. Corporate overhead expense declined due to lower legal expense. The decreased expense in fiscal 2000 resulted from overhead reductions of the housewares segment and lower corporate overhead expense, which declined due to reduced labor costs.

         The Corporation recorded restructuring charges of $412 in fiscal 1999 for additional expenses related to the final settlement with the landlord of a vacated manufacturing facility in Bognor Regis, England. In fiscal 1998, the Corporation closed the manufacturing facility and moved the operations to its facility in Bilston, England.

         Interest expense increased $462 in fiscal 2001 as a result of $447 of interest expense on the debt incurred in connection with the purchase of the six hospitals and related businesses on February 1, 2001. Interest expense decreased $216 in fiscal 2000 as a result of lower U.K. debt. The U.K. Variable Rate Loan of approximately $2,900 was repaid in September 1999. Interest income increased slightly in fiscal 2001 due to higher average cash balances during the year. Interest income decreased in fiscal 2000 due to lower levels of invested cash resulting from the use of cash to repay the U.K. Variable Rate Loan and to provide working capital for the European operations.

         Gain on sale of assets of $175 in fiscal 1999 resulted primarily from the sale of excess land in Dayton, Ohio.

         The Corporation recorded income tax expense of $50 in fiscal 2001, income tax benefit of $252 in fiscal 2000 and income tax expense of $1,845 fiscal 1999. The income tax expense in fiscal 2001 results from state income expense. No U.S. Federal nor foreign income taxes are payable for fiscal 2001 due to tax operating losses for the U.S. and U.K. No deferred income tax expense was recorded because the Corporation provided 100% valuation allowances for U.S. and foreign deferred tax assets. The Corporation decided to provide such valuation allowances to adjust the net deferred tax assets to zero based upon management's assessment that it is more likely than not that the net operating loss carryforwards and other deferred tax assets items will not be realized through future taxable earnings or implementation of tax planning strategies considered likely to be available in the future. The income tax benefit in fiscal 2000 resulted primarily because U.S. tax losses generated from continuing operations were used to reduce the taxable income generated from the sale of the Wyle Series A Preferred Stock, offset partially by a $116 increase in the foreign tax valuation allowances. In fiscal 1999, the Corporation provided current domestic tax expense of $268 (primarily U.S. alternative minimum tax) and $1,445 for deferred tax expense related to increased valuation allowances. Such valuation allowances adjusted the net domestic tax assets to zero based upon management's assessment that it was more likely than not that none of the domestic deferred tax assets would be realized through future taxable earnings or implementation of tax planning strategies then available. Foreign tax expense of $132 was provided in fiscal 1999.

         The loss from continuing operations was $1,366 ($0.27 per share) in fiscal 2001, $871 ($0.17 per share) in fiscal 2000 and $6,065 ($1.20 per share) in fiscal 1999. The increased loss in fiscal 2001 was due to lower EBITDA of the housewares segment as a result of their decreased revenue and lower gross profit margin and increased interest expense which resulted from the debt incurred in the acquisition of the six hospitals and related businesses on February 1, 2001. The decreased loss in fiscal 2000 as compared to fiscal 1999 was due to improved results of the housewares segment which increased its gross profit margin and decreased its overhead expenses resulting in an increase in their EBITDA of $2,664. Corporate EBITDA also increased $506 as a result of reduced payroll and travel costs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

         The fiscal 2001 earnings from discontinued operations of $1,844 resulted from the $2,457 pre-tax gain on the sale of the child safety segment, partially offset by a $474 after tax loss from operations

(prior to the sale) of the child safety segment and a $139 after tax loss from the LS&E segment which resulted from domestic pension curtailment expenses. Earnings from discontinued operations in fiscal 2000 of $2,454 resulted from $2,649 of earnings from the LS&E segment, partially offset by a $195 operating loss from the child safety segment. The LS&E segment earnings were composed of the pre-tax gain on the sale of Wyle Series A Preferred Stock of $4,153 offset by $680 of domestic pension curtailment expenses and $824 of domestic income tax expense. The fiscal 1999 loss from discontinued operations of $2,568 resulted from an after-tax loss of $2,741 from the child safety segment (which included a $1,315 asset impairment charge to reduce to zero the goodwill recorded in connection with the purchase of the segment), a $194 loss from the LS&E segment, an additional provision of $220 for losses of the industrial segment, and a $587 after-tax gain on the sale of the leisure marine segment.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Corporation had outstanding U.S. debt of $19,913, all of which was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses.

         The U.S. debt includes a short term loan of $4,000, a seller financed balloon note of $14,476 and a seller financed zero coupon note of $1,437. The short-term loan was made to SunLink by a group of three private equity funds and matures February 1, 2002. The short-term loan initially bears interest at the prime rate plus 5.5% (13.5% at March 31, 2001) and the rate escalates beginning August 2, 2001 to prime plus 10.5% and monthly thereafter in increments to a rate of prime plus 20.5% beginning January 2, 2002. It is management's intention to refinance the bridge loan prior to maturity.

         The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it is considered a below market interest rate, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date can be paid in additional balloon notes due 2002 and the Corporation presently intends to issue PIK notes for interest due through January 31, 2003. The interest accrued through March 31 2001 of $237 has been included in the principal amount of the balloon note at March 31, 2001. The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed upon amount. The Corporation has submitted to the seller a working capital adjustment to reduce the balloon note by $1,053. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital adjustment settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at March 31, 2001.

         The zero coupon note is due January 31, 2004 has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement. The Corporation has not made any claims for reduction of the zero coupon note.

         The Corporation had outstanding U.K. debt of $3,754 at March 31, 2001, including a term loan of $1,345 relating to the Beldray manufacturing facility which has monthly principal payments and matures in fiscal 2010, $451 of debt under capital leases at Beldray and a working capital line with a U.K. bank of $1,958. Availability under the working capital line fluctuates with increases or decreases of eligible accounts receivable.

         At March 31, 2001, the Corporation had a cash balance of $3,263 and $581 in an escrow account relating to the sale of Klippan. The escrow is scheduled to be paid at various dates between June 2001 and October 2002. Substantially all cash is in the U.S. The Corporation believes it has adequate financing in both the U.S. and U.K. to support its current level of operations during fiscal 2002, but will require refinancing of the bridge loan during fiscal 2002.

         The Corporation used cash of approximately $1,304, $3,751 and $580 in operating activities in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the use of cash resulted from cash used to fund U.S. and U.K. corporate overhead expenses and to pay U.S. income taxes of $356, offset somewhat by cash generated from reduced working capital in the housewares segment. The use of cash in fiscal 2000 resulted from cash used to provide working capital for the European operations (primarily to reduce accounts payable balances and pay restructuring expenses), fund corporate expenses and to pay U.S. income taxes. In fiscal 1999, the use of cash resulted from the fiscal 1999 net loss, net of non-cash depreciation of $881 and deferred income taxes of $1,722, offset partially by cash generated from reduced working capital in the housewares segment.

         The Corporation used $3,034 in cash for investing activities in fiscal 2001 while generating $3,917 and $8,278 in cash from investing activities in fiscal 2000 and 1999 respectively. Cash of $4,759 used for the SunLink Acquisition and $994 for capital expenditures which were somewhat offset by cash generated from the sale of Klippan of $2,487 in fiscal 2001. Fiscal 2001 capital expenditures included $753 for the hospital segment and $239 for new equipment for the housewares segment. Fiscal 2000 cash generated from investing activities included $4,215 proceeds from the sale of the Wyle Series A Preferred Stock offset by $215 used for capital expenditures, primarily for new equipment at the housewares segment. Fiscal 1999 cash generated from investing activities included $8,178 from the sale of the leisure marine business and $220 from the sale of excess assets, offset by $120 used for capital expenditures, primarily for new equipment at the housewares segment. The Corporation repurchased a total of 278,700 shares for cash of $1,363 in fiscal 1999 and repurchased 1,245 shares for cash of $2 in fiscal 2000. All repurchased shares were retired by the Corporation. At March 31, 2001, there were no material commitments for capital expenditures.

INFLATION

         During periods of inflation and labor shortages, employee wages increase and suppliers pass along rising costs to the Corporation in the form of higher prices for their raw materials and services. The Corporation has not always been able to offset increases in operating costs by increasing prices for its services and products, increasing its manufacturing efficiency or implementing cost control measures. The Corporation is unable to predict its ability to control future cost increases or offset future cost increases by passing along the increased cost to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent Accounting Pronouncements and their expected impact are discussed at Note 1 of the Notes to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation is exposed to interest rate changes, primarily as a result of our U.S. bridge loan, U.K. term debt and U.K. working capital line bearing interest based upon floating rates. No action has been taken to cover interest rate market risk, and is not a party to any interest rate market risk management activities.

         The Corporation also is exposed to risk of changes in foreign currency exchange rates as it translates the results of its U.K. operations from U.K. pounds to U.S. dollars for the Corporation's consolidated financial statements. Changes in the U.K.-pound-to-U.S. dollar exchange rate could significantly impact the results of the Corporation's operations in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements and Supplementary Data

                                                                       Page
                                                                       -----
   Independent Auditors' Report                                           34

   Consolidated Balance Sheets -- March 31, 2001 and 2000              35-36

   Consolidated Statements of Earnings --
   For the Years Ended March 31, 2001, 2000 and 1999                   37-38

   Consolidated Statements of Shareholders' Equity --
   For the Years Ended March 31, 2001, 2000 and 1999                      39

   Consolidated Statements of Cash Flows --
   For the Years Ended March 31, 2001, 2000 and 1999                   40-41

   Notes to Consolidated Financial Statements --
   For the Years Ended March 31, 2001, 2000 and 1999                   42-63

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of KRUG International Corp.:

We have audited the accompanying consolidated balance sheets of KRUG International Corp. and subsidiaries (the "Corporation") as of March 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KRUG International Corp. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
June 1, 2001

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000
(ALL AMOUNTS IN THOUSANDS)

ASSETS                                                                  2001              2000
                                                                      --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  3,263          $  7,651
   Receivables - net                                                    15,191             5,118
   Inventories                                                           4,701             3,611
   Prepaid expenses and other                                            1,707               506
                                                                      --------          --------

                Total current assets                                    24,862            16,886

PROPERTY, PLANT, AND EQUIPMENT - At cost
   Land                                                                  3,423               127
   Buildings and improvements                                           20,897             1,377
   Equipment and fixtures                                               11,887             8,815
                                                                      --------          --------
                                                                        36,207            10,319
   Less accumulated depreciation                                         6,018             6,069
                                                                      --------          --------

                Property, plant, and equipment - net                    30,189             4,250

OTHER NONCURRENT ASSETS:
   Pension asset                                                         1,222             1,129
   Net noncurrent assets of discontinued operations                                          855
   Other                                                                   241                 8
                                                                      --------          --------

                Total other noncurrent assets                            1,463             1,992
                                                                      --------          --------



TOTAL ASSETS                                                          $ 56,514          $ 23,128
                                                                      ========          ========

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                                                        2001               2000
                                                                                          --------           --------
CURRENT LIABILITIES:
   Bank borrowings                                                                        $  1,958           $  2,064
   Accounts payable                                                                          9,164              5,562
   Third-party payor settlements                                                             6,041
   Current maturities of long-term debt                                                      4,360                589
   Accrued payroll and related taxes                                                         3,387                882
   Pension liability                                                                           787                602
   Income taxes payable                                                                         56                348
   Current portion of liability for general and professional liability risks                   429
   Other accrued expenses                                                                    2,009              1,092
                                                                                          --------           --------

                Total current liabilities                                                   28,191             11,139

LONG-TERM LIABILITIES:
  Long-term debt                                                                            17,349              1,438
  Noncurrent liability for general and professional liability risks                            444
  Noncurrent reserve for Industrial Segment                                                    899              1,038
                                                                                          --------           --------

                Total long-term liabilities                                                 18,692              2,476

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Shares, authorized and unissued, 2,000 shares
   Common Shares, no par value; authorized, 12,000 shares;
      issued and outstanding, 4,976 at March 31,
      2001 and 2000                                                                          2,488              2,488
   Additional paid-in capital                                                                3,604              3,604
   Retained earnings                                                                         3,650              3,172
   Accumulated other comprehensive income (loss)                                              (111)               249
                                                                                          --------           --------

                Total shareholders' equity                                                   9,631              9,513
                                                                                          --------           --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 56,514           $ 23,128
                                                                                          ========           ========

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(All amounts in thousands, except per share amounts)

                                                              2001               2000               1999
                                                            --------           --------           --------
COMMUNITY HOSPITAL REVENUE                                  $ 13,639

HOUSEWARES REVENUE                                            28,035           $ 32,011           $ 34,832
                                                            --------           --------           --------

    TOTAL REVENUE                                             41,674             32,011             34,832
                                                            --------           --------           --------

COSTS AND EXPENSES
  Cost of goods sold                                          25,937             28,514             33,226
  Selling and administrative expenses                         15,893              3,949              4,816
  Restructuring charges                                                                                412
  Depreciation                                                   849                813                881
                                                            --------           --------           --------

          Total operating costs and expenses                  42,679             33,276             39,335
                                                            --------           --------           --------

OPERATING LOSS                                                (1,005)            (1,265)            (4,503)

OTHER INCOME (EXPENSE):
   Interest income                                               359                328                532
   Interest expense                                             (670)              (208)              (424)
   Other income - net                                                                22                175
                                                            --------           --------           --------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        (1,316)            (1,123)            (4,220)

INCOME TAX EXPENSE (BENEFIT)                                      50               (252)             1,845
                                                            --------           --------           --------

LOSS FROM CONTINUING OPERATIONS                               (1,366)              (871)            (6,065)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS,
   net of income taxes                                         1,844              2,454             (2,568)
                                                            --------           --------           --------

NET EARNINGS (LOSS)                                         $    478           $  1,583           $ (8,633)
                                                            ========           ========           ========

EARNINGS (LOSS) PER SHARE:
   Continuing operations:
      Basic                                                 $  (0.27)          $  (0.17)          $  (1.20)
                                                            ========           ========           ========
      Diluted                                               $  (0.27)          $  (0.17)          $  (1.20)
                                                            ========           ========           ========
  Discontinued operations:
      Basic                                                 $   0.37           $   0.49           $  (0.51)
                                                            ========           ========           ========
      Diluted                                               $   0.37           $   0.49           $  (0.51)
                                                            ========           ========           ========
   Net earnings (loss):
      Basic                                                 $   0.10           $   0.32           $  (1.71)
                                                            ========           ========           ========
      Diluted                                               $   0.10           $   0.32           $  (1.71)
                                                            ========           ========           ========

                                                                     (Continued)

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(All amounts in thousands, except per share amounts)

                                                              2001              2000               1999
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Continuing operations:
      Basic                                                    4,976              4,977              5,049
                                                            ========           ========           ========
      Diluted                                                  4,976              4,977              5,049
                                                            ========           ========           ========

  Discontinued operations:
      Basic                                                    4,976              4,977              5,049
                                                            ========           ========           ========
      Diluted                                                  4,976              4,977              5,049
                                                            ========           ========           ========

  Net earnings:
      Basic                                                    4,976              4,977              5,049
                                                            ========           ========           ========
      Diluted                                                  4,976              4,977              5,049
                                                            ========           ========           ========

                                                                     (Concluded)

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(ALL AMOUNTS IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                           COMMON SHARES      ADDITIONAL              TREASURY SHARES  COMPREHENSIVE     TOTAL
                                          ----------------     PAID-IN     RETAINED   ---------------  COMPREHENSIVE  SHAREHOLDERS'
                                          SHARES    AMOUNT     CAPITAL     EARNINGS   SHARES   AMOUNT  INCOME (LOSS)     EQUITY
MARCH 31, 1998                             5,199    $2,599    $  4,590    $  10,222                       $   688     $  18,099

Net loss                                                                     (8,633)                                     (8,633)
Foreign currency translation adjustment                                                                      (925)         (925)
Minimum pension liability adjustment,
  net of tax of $19                                                                                            34            34
                                                                                                                      ---------
Total comprehensive loss                                                                                                 (9,524)
                                                                                                                      ---------
Common shares issued                          57        29         239                                                      268
Treasury shares purchased                                                               279   $(1,363)                   (1,363)
                                          ------    ------    --------    ---------    ----   -------     -------     ---------

MARCH 31, 1999                             5,256     2,628       4,829        1,589     279    (1,363)       (203)        7,480

Net earnings                                                                  1,583                                       1,583
Foreign currency translation adjustment                                                                        30            30
Minimum pension liability adjustment,
  net of tax of $218                                                                                          422           422
                                                                                                                      ---------
Total comprehensive income                                                                                                2,035
                                                                                                                      ---------
Treasury shares purchased                                                                 1        (2)                       (2)
Treasury shares retired                     (280)     (140)     (1,225)                (280)    1,365                        --
                                          ------    ------    --------    ---------    ----   -------     -------     ---------

MARCH 31, 2000                             4,976     2,488       3,604        3,172      --        --         249         9,513

Net earnings                                                                    478                                         478
Foreign currency translation adjustment                                                                      (300)         (300)
Minimum pension liability adjustment,
  net of tax of $31                                                                                           (60)          (60)
                                                                                                                      ---------
Total comprehensive income                                                                                                  118
                                          ------    ------    --------    ---------    ----   -------     -------     ---------

MARCH 31, 2001                             4,976    $2,488    $  3,604    $   3,650      --   $    --     $  (111)    $   9,631
                                          ======    ======    ========    =========    ====   =======     =======     =========

See notes to consolidated financial statements.

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(ALL AMOUNTS IN THOUSANDS)

                                                                                     2001             2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                              $    478         $  1,583         $ (8,633)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Depreciation                                                                        849              813              881
    Deferred income taxes                                                             1,722
    Provision for bad debts                                                           1,637
    Interest capitalized on long-term debt                                              317
    Gain on sale of Klippan                                                          (2,457)
    Gain on sale of Leisure Marine subsidiary                                                                            (622)
    Gain on sale of Wyle Laboratories, Inc. Series A Preferred Stock                                   (4,153)
    Gain on sale of assets                                                                                 (2)           (175)
    Provision for loss from discontinued operations                                                                       220
    Change in assets and liabilities (excluding effect of acquisition):
      Receivables                                                                    (1,456)              92            2,804
      Inventories                                                                       260              (31)            (144)
      Prepaid expenses and other assets                                                (580)             320              309
      Accounts payable and accrued expenses                                             506           (1,956)          (1,976)
      Income taxes                                                                     (294)             235            2,390
      Third-party payor settlements                                                    (389)
    Net cash provided by (used in) discontinued operations                             (175)            (652)           2,644
                                                                                   --------         --------         --------
                Net cash used in operating activities                                (1,304)          (3,751)            (580)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Klippan                                                       2,487
  Proceeds from sale of Wyle Laboratories, Inc. Series A Preferred Stock                               4,125
  Cash paid in SunLink Acquisition                                                   (4,759)
  Cash acquired in SunLink Acquisition                                                  232
  Proceeds from sale of Leisure Marine subsidiary                                                                       8,178
  Proceeds from sales of assets                                                                            7              220
  Expenditures for property, plant, and equipment                                      (994)            (215)            (120)
                                                                                   --------         --------         --------
                Net cash provided by (used in) investing activities                  (3,034)           3,917            8,278

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares                                                                                268
   Purchase of treasury shares                                                                            (2)          (1,363)
   Bank borrowings - net                                                                127            2,090
   Additions to long-term debt                                                          370
   Payment of long-term debt                                                           (512)          (3,955)          (1,432)
   Change in restricted cash                                                                           6,641           (6,641)
                                                                                   --------         --------         --------
                Net cash provided by (used in) financing activities                     (15)           4,774           (9,168)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (35)              (1)            (249)
                                                                                   --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4,388)           4,939           (1,719)

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                 7,651            2,712            4,431
                                                                                   --------         --------         --------

    End of year                                                                    $  3,263         $  7,651         $  2,712
                                                                                   ========         ========         ========

                                                                     (Continued)

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(ALL AMOUNTS IN THOUSANDS)

                                                                   2001              2000              1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Effect of acquisition by community hospital segment:
    Fair value of assets acquired                                $ 39,356
    Liabilities assumed and expenses paid                         (15,000)
                                                                 -------
                                                                   24,356
    Less debt financing                                           (19,597)
                                                                 --------
    Cash paid                                                       4,759
    Less cash acquired                                               (232)
                                                                 --------

Net cash paid for acquisition                                    $  4,527
                                                                 ========
Cash paid for:
   Income taxes                                                  $    356           $    447          $    265
                                                                 ========           ========          ========

                                                                     (Concluded)

KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Operations and Corporate Strategy - KRUG International Corp. and Subsidiaries (the "Corporation") currently operates two business segments, the U.S. community hospital segment and the U.K. housewares segment. The U.S. community hospital segment is comprised of six community hospitals and related businesses, which were acquired through its SunLink Healthcare Corp. ("SunLink") subsidiary (the "SunLink Acquisition"), in the United States on February 1, 2001. The U.K. housewares segment manufactures and distributes through its Beldray Limited subsidiary ("Beldray") housewares products in the United Kingdom. On January 29, 2001, the Corporation disposed of its European child safety subsidiary.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

         Net Patient Service Revenue - U.S. Community Hospital Segment - The U.S. community hospital segment of the Corporation has agreements with third-party payors that provide for payments at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued during the period the related services are rendered and adjusted in future periods as final settlements are determined.

         Concentrations of Credit Risk - The Corporation grants unsecured credit to its patients, most of whom reside in the service area of the Corporation's facilities and are insured under third-party agreements. Because of the geographic diversity of the Corporation's facilities and nongovernmental third-party payors, Medicare and Medicaid represent the Corporation's only significant concentrations of credit risk.

         Revenue Recognition - U.K. Housewares Segment - Revenue from the housewares segment are recorded at the time the products are shipped to the customer and ownership has been transferred. Product returns are accepted from the customers if the product has been damaged, soiled, or if the customer has been unable to resell the product. The amount of the allowance for product returns is based upon the historical volume of returns incurred by the businesses.

         Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid financial instruments which have original maturities of three months or less.

         Inventories - Inventories are valued at the lower of cost or market, using the first-in, first-out method.

         Property, Plant, and Equipment - Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation amounts and any resulting gain or loss is credited or charged to income.

         Risk Management - The Corporation is exposed to various risks of loss from torts; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters; and employee health, dental, and accident benefits. Commercial insurance coverage is purchased for claims arising from such matters.

         In connection with the SunLink Acquisition, the Corporation assumed responsibility for general and professional liability claims reported after February 1, 2001 (date of acquisition), and the previous owner retained responsibility for all known and filed claims. The Corporation has purchased claims-made commercial insurance for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. As a component of the related liability for general and professional liability risks, the Corporation has included the premiums related to the cost of insurance for claims prior to the acquisition date.

         The Corporation's U.S. community hospital segment is self-insured for workers' compensation and employee health risks. The estimated liability for workers' compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported, which was $463 at March 31, 2001. The estimated liability is included in other accrued expenses.

         The Corporation accrues an estimate of losses resulting from professional liability, workers' compensation and employee health claims to the extent they are not covered by insurance. These accruals are estimated annually based upon historical loss patterns.

         Long-Lived Assets - The Corporation periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles, and property, plant, and equipment.

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

         Fair Value of Financial Instruments - The recorded values of cash, receivables and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of the Corporation's discounted long-term debt is estimated to approximate its recorded value due to its recent valuation and relatively short maturity periods (three to five years).

         Earnings (Loss) per Share - Earnings (loss) per common share ("EPS") is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each fiscal year presented, including vested and unvested shares issued under the Corporation's Incentive Stock Option Plan and outstanding stock purchase warrants issued by the Corporation. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

         Recent Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The Corporation adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The Corporation's adoption of SFAS No. 133 had no material effect on the Corporation's consolidated financial statements, as the Corporation has no derivative instruments.

         Reclassifications - Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       ACQUISITION

         On February 1, 2001, the Corporation, through SunLink, completed the acquisition of six community hospitals and related businesses for a purchase price of $26,444. The operating results of the six community hospitals and related businesses are reported in Business Segment Information under the community hospital segment. The purchase price was funded with $3,590 cash from internally available funds, $4,000 of short-term debt, $15,597 of seller-financed debt, and the assumption of liabilities and transaction costs of $3,257. The purchase agreement for the SunLink Acquisition includes a provision for the settlement of the working capital at the purchase date of the acquired hospitals and related businesses. The adjustment will be accounted for as an adjustment to the seller-financed debt. No settlement has been finalized; however, management believes that the settlement should be resolved during the next fiscal year.

         The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statement of earnings includes the results of the six community hospitals and related businesses beginning February 1, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition as determined by the Corporation's management based on information currently available and independent appraisals of the acquired property, plant, and equipment. The purchase price is subject to adjustment for working capital at the purchase date greater or less than an agreed-upon amount. The allocation of the purchase price is as follows:

             Estimated fair values
             Assets acquired                         $ 39,356
             Liabilities assumed                       12,912
                                                     --------

                                                     $ 26,444
                                                     ========

         The following unaudited pro forma results of operations for the year ended March 31, 2001 and 2000 give effect to the Corporation's acquisition of the six community hospitals and related businesses as if it had occurred as of April 1, 1999. The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results do not include any anticipated cost savings or other effects of the planned integration of the six community hospitals and related businesses, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                                   PRO FORMA (UNAUDITED)
                                                                    YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                                 2001                2000
         Revenues                                             $ 106,896           $ 117,483
         Net loss                                                (4,421)             (4,434)
         Net loss per common share - basic                        (0.89)              (0.89)
         Net loss per common share - assuming dilution            (0.89)              (0.89)

 3.   DISCONTINUED OPERATIONS

      Child Safety Segment - On January 29, 2001, the Corporation sold its European child safety subsidiary, Klippan Ltd. ("Klippan") for $3,082 resulting in a gain on sale of $2,457, net of a $14 reserve for the escrow fund. The purchase price was comprised of $2,487 in cash and $595 which is held in escrow. The escrow fund, net of a $14 reserve, is included in the gain on sale, since the fund will be paid to the Corporation at various dates between June 2001 and October 2002.

      In fiscal year 1999, the Corporation determined that Klippan's unamortized goodwill of $1,315 was impaired and recorded a noncash impairment loss of $1,315, which is included in the loss from discontinued operations for fiscal year 1999.

      Life Sciences and Engineering Segment - On November 30, 1999, the Corporation sold its Wyle Laboratories, Inc. ("Wyle") Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle's common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Corporation also exchanged its nondividend-paying and nonvoting Series B Preferred Stock in Wyle for Senior Preferred Stock of LTS Holdings, Inc., Wyle's new parent Corporation, and canceled its existing option to acquire Wyle shares. The New Senior Preferred Stock is redeemable on March 31, 2003 for $954 plus accrued and unpaid dividends at 8% per annum. No gain was recorded on the exchange of the Series B Preferred Stock of Wyle for Senior Preferred Stock of LTS Holdings, Inc. due to the highly leveraged nature of Wyle's management buy-out. The recorded investment in the Senior Preferred Stock of LTS Holdings, Inc. is $0 at March 31, 2001.

      Leisure Marine Segment - On April 16, 1998, the Corporation sold its Leisure Marine Segment to a corporation formed by the Segment's management. The sales price of approximately $15,000 was comprised of approximately $8,100 in cash, deferred payments of $800 due within one year, and the assumption of approximately $6,100 of debt.

      Industrial Segment - In fiscal year 1989, the Corporation discontinued the operations of its Industrial Segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal.

      Estimated Losses - Discontinued Operations:

      The following is a summary of the loss reserves for discontinued operations:

                                                   Year Ended March 31,
                                      ------------------------------------------
                                       2001             2000              1999

Beginning balance                     $ 1,188         $ 1,459         $ 1,575
Provision for losses                      220
Usage - net                              (139)           (271)           (336)
                                      -------         -------         -------
Ending balance                        $ 1,049         $ 1,188         $ 1,459
                                      =======         =======         =======

      The reserve for losses from discontinued operations represents management's best estimate of the Corporation's liability with regard to the resolution of all property and product liability claims for which it may incur liability. These estimates are based on management's judgments using currently available information as well as consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce its exposure to product liability claims and anticipates it will continue to purchase such insurance policies if available at commercially reasonable rates.

      While the Corporation has based its estimates on its evaluation of available information to date, it is not possible to predict with certainty the ultimate outcome of these contingencies. The Corporation will adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

Discontinued Operations - Summary Balance Sheet Information

                                                                March 31,
                                                                  2000

Current assets                                                  $4,143
Property, plant, and equipment - net                               818
Other noncurrent assets                                            223
                                                                ------
    Total assets                                                 5,184

Current liabilities                                              4,341
Long-term debt                                                     186
                                                                ------
    Total liabilities                                            4,527
                                                                ------

    Net assets                                                  $  657
                                                                ======

      Results of discontinued operations were as follows:

Discontinued Operations - Summary Statement of Earnings Information

                                                                            Year Ended March 31,
                                                              --------------------------------------------
                                                                  2001              2000              1999

Revenue - Child Safety Segment                                $ 10,622         $  15,707         $ 15,463
                                                              ========         =========         ========

Earnings (Loss) from Discontinued Operations:
  Child Safety Segment
    Pre-tax gain on sale of Klippan                           $  2,457
    Loss from operations before income taxes                      (390)        $    (171)        $ (2,691)
    Income taxes                                                    84                24               50
                                                              --------         ---------         --------
    Earning (loss) from operations after income taxes            1,983              (195)          (2,741)
                                                              --------         ---------         --------

  Life Sciences and Engineering Segment:
    Loss from operations before income taxes                       (95)             (680)            (194)
    Pre-tax gain on sale of Wyle shares                                            4,153
    Income taxes                                                    44               824
                                                              --------         ---------         --------
    Earnings (loss) from operations after income taxes            (139)            2,649             (194)
                                                              --------         ---------         --------

  Leisure Marine Segment:
    Gain on sale of segment, net of tax of $35                                                        587
    Earnings from Leisure Marine Segment                                                              587

  Industrial Segment:
    Provision for additional estimated costs                                                         (220)
                                                              --------         ---------         --------
        Earnings (Loss) from Discontinued Operations          $  1,844         $   2,454         $ (2,568)
                                                              ========         =========         ========

4.    NET PATIENT SERVICE REVENUE

      The U.S. community hospital segment of the Corporation has agreements with third-party payors that provide for payments at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

      Medicare - Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per Diagnosis Related Group ("DRG"). These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. Cost reimbursable items are paid at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary.

      Medicaid - Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicaid fiscal intermediary.

      The U.S. community hospital segment of the Corporation also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

5.    RECEIVABLES

                                                              March 31,
                                                      -------------------------
                                                        2001              2000

Patient accounts receivable (net of
  contractual allowances)                             $ 12,515
Trade accounts receivable                                4,384         $  5,198
                                                      --------         --------
                                                        16,899            5,198

Less allowance for doubtful accounts                    (1,708)             (80)
                                                      --------         --------

      Total                                           $ 15,191         $  5,118
                                                      --------         --------


6.    INVENTORIES

                                                              March 31,
                                                      -------------------------
                                                        2001              2000

Medical supplies                                      $  1,759
Finished goods                                             741         $  1,245
Work-in-process                                            736              748
Raw materials                                            1,465            1,618
                                                      --------         --------

      Total                                           $  4,701         $  3,611
                                                      ========         ========

7.    LONG-TERM DEBT

                                                                               March 31,
                                                                      -----------------------
                                                                          2001            2000

Senior subordinated note, net of unamortized discount of $2,761        $ 14,476
Short-term loan                                                           4,000
Senior subordinated zero coupon note, net of unamortized
  discount of $563                                                        1,437
U.K. term loan                                                            1,345         $ 1,313
Capital leases                                                              451             714
                                                                       --------         -------

      Total                                                              21,709           2,027

Less contractual current maturities                                      (4,360)           (589)
                                                                       --------         -------

                                                                       $ 17,349         $ 1,438
                                                                       ========         =======


      In connection with the SunLink Acquisition, the Corporation entered into a 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000 with the seller. The senior subordinate note is due on January 31, 2006 with interest payable semiannually either in cash or through additional promissory notes through February 1, 2003. The accrued interest as of March 31, 2001 of $237 has been included as long-term debt. The stated interest rate of 8.5% on the senior subordinate note is considered a below-market interest rate; therefore, the note was discounted to market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809. The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note for working capital at the purchase date greater or less than an agreed-upon amount.

      The senior subordinated zero coupon note is due January 31, 2004. The senior subordinated zero coupon note is considered to be at an interest rate that is less than market value; therefore, the note has been discounted to a market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594.

      The discounts on the long-term debt were independently determined based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt using the effective interest method. For the year ended March 31, 2001, the Corporation recognized amortization expense on the discounts of $79.

      The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SunLink grant to the lender a security interest in and mortgage on collateral consisting of all SunLink's and its subsidiaries' real and personal property. However, the loan agreement also requires that the lender release the collateral if SunLink incurs senior indebtedness that meets certain conditions. The short-term loan satisfied these conditions. Consequently, the senior subordinated note and the senior subordinated zero coupon note are not presently collateralized. Upon repayment of the short-term loan, SunLink will be required to secure the senior subordinated note and the senior subordinated zero coupon note unless SunLink enters into a new loan for senior indebtedness meeting certain conditions. Also, each of the individual hospital subsidiaries is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all senior indebtedness of SunLink that in the aggregate do not exceed $15,000, other than debt incurred in connection with future acquisitions.

      The Corporation also entered into a short-term bridge loan with three separate private equity funds in the amount of $4,000, which is due February 1, 2002. The loan has an interest rate of prime plus 5.5% (13.5% at March 31, 2001); however, the interest rate escalates, beginning August 2, 2001, to prime plus 10.5%, and then increases monthly by 2% to a maximum rate of prime plus 20.5% at January 2, 2002. The short-term loan is secured by a pledge of the real and personal property as well as the capital stock owned by SunLink or its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of this loan.

      The U.K. term loan was renegotiated in September 2000. The U.K. term loan was extended to a new 10-year term commencing in September 2000, in new principal amount of $1,415, and is with a U.K. bank. The loan has monthly principal payments of $12, plus interest, at the bank's base rate plus 1.25% (7.0% at March 31, 2001). Substantially all foreign assets (except shares of the foreign subsidiaries) are pledged as collateral for the U.K. term loan.

      In September 1999, a working capital line of credit was established with a U.K. bank. The availability under the line is based upon the current levels of U.K. accounts receivable and fluctuates with increases or decreases in eligible accounts receivable. Borrowings under the line were $1,958 at March 31, 2001. The line of credit has monthly interest payments at the bank's base rate plus 1.5% (7.25% at March 31, 2001).

      Annual required payments of debt, including capital leases, for the next five years and thereafter are as follows:


2002                                            $  4,360
2003                                                 314
2004                                               1,602
2005                                                 160
2006                                              14,632
Thereafter                                           641
                                                --------

Total                                           $ 21,709
                                                ========

8.    SHAREHOLDERS' EQUITY

      Stock Option Plans - On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of the Corporation. The 2001 Long-Term Stock Option Plan permits the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options for 540,000 shares were granted in March 2001; therefore, 270,000 shares are available for grant at March 31, 2001.

      The Corporation's 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005. Options for 55,000 shares were granted in August 2000, and no options are available for grant under the 1995 Plan at March 31, 2001. Vesting and option expiration periods for all option plans are determined by the Board of Directors, but may not exceed 10 years.

                                                                                         Range
                                                    Number             Weighted-          of
                                                      of                Average         Exercise
                                                    Shares           Exercise Price      Prices

Options outstanding, March 31, 1998                  90,500              $ 4.34       $3.00 -$5.13

Granted                                              79,000                1.69               1.69
Exercised                                           (57,500)               4.66        4.50 - 5.13
Forfeited                                           (15,000)               4.50               4.50
                                                   --------             -------     ---------------

Options outstanding, March 31, 1999                  97,000                1.96        1.69 - 4.50
Forfeited                                           (12,000)               3.25        3.00 - 4.50
                                                   --------             -------     ---------------

Options outstanding, March 31, 2000                  85,000                1.78        1.69 - 4.50


Granted                                             595,000                1.48        1.25 - 1.50
                                                   --------             -------     --------------

Options outstanding March 31, 2001                  680,000              $ 1.51      $1.25 - $3.00
                                                    =======             -------     --------------


Options exercisable, March 31, 1999                  18,000              $ 3.17      $3.00 - $4.50
                                                    =======              ------     --------------

Options exercisable, March 31, 2000                  25,750              $ 1.99      $1.69 - $3.00
                                                    =======              ------     --------------

Options exercisable, March 31, 2001                 107,500              $ 1.65      $1.50 - $3.00
                                                    =======              ------     --------------

      The weighted-average fair value of the options granted during the years ended March 31, 2001 and 1999 was $1.07 and $0.75, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2001 and 1999, respectively: estimated volatility of 64% and 55%; risk-free interest rate of 5.0% and 4.8%; dividend yield of 0% for both years; and, an expected life of 6.4 years and 3.5 years. No stock options were granted during the year ended March 31, 2000.

      Information with respect to stock options outstanding and exercisable at March 31, 2001 is as follows:

                                                                    Weighted-Average
                                                                       Remaining
   Exercise                           Number                          Contractual Life               Number
    Prices                          Outstanding                        (in years)                 Exercisable

   $ 1.25                              55,000                            4.35                             0
     1.50                             540,000                            6.59                        62,000
     1.69                              79,000                            2.72                        39,500
     3.00                               6,000                            4.60                         6,000

                                      680,000                            6.59                       107,500

      Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of the Corporation's common shares at the grant date.

      Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method, are as follows:

                                                                                 Year Ended March 31,
                                                                         ------------------------------------
                                                                         2001           2000            1999

Net earnings (loss)                                                      $ 239        $ 1,583        $ (8,692)
Net earnings (loss) per share:
   Basic                                                                  0.05           0.32           (1.72)
   Diluted                                                                0.05           0.32           (1.72)

      Warrants - The Corporation issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Corporation distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their initial expiration on January 31, 1998. In January 2001, the Corporation extended the expiration date through January 31, 2002. The Corporation may reduce the purchase price at any time. The Corporation's valuation of the warrants extended to 2002 reflect no value.

      Treasury Shares - On April 9, 1999, the directors of the Corporation voted to retire the 278,700 common shares held as treasury shares by the Corporation. On September 30, 1999, the directors of the Corporation voted to retire 1,245 common shares purchased by the Corporation in September 1999.

      Accumulated Other Comprehensive Income (Loss) - Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

                                                            Foreign             Minimum          Accumulated
                                                           Currency             Pension             Other
                                                          Translation          Liability         Comprehensive
                                                          Adjustment          Adjustment         Income (Loss)


March 31, 2000                                              $ 410              $ (161)             $ 249
Current period change                                        (300)                (60)              (360)
                                                            -----               -----              -----

March 31, 2001                                              $ 110               $(221)             $(111)
                                                            ====                ====               =====


9.    INCOME TAXES

      The provisions (benefits) for income taxes on continuing operations include the following:

                                                        Year Ended March 31,
                                                ---------------------------------
                                                 2001          2000          1999
Domestic:
   Current                                      $   50        $ (382)       $  268
   Deferred                                                                  1,445
                                                ------        ------         -----

Total domestic tax expense (benefit)                50          (382)        1,713

Foreign:
   Current                                                       130          (145)
   Deferred                                                                    277
                                                ------        ------         -----
Total foreign tax expense                                        130           132

      Total income tax expense (benefit)        $   50        $ (252)       $1,845
                                                ======        ======        ======

      Deferred tax assets recorded in the balance sheets include the following:

                                                               March 31,
                                                       -------------------------
                                                         2001            2000
Domestic:
  Alternative minimum tax credit carryforward          $    36         $    43
  Foreign tax credit carryforwards                         904             904
  Investment basis in LTS Holdings, Inc.                   363             363
  Provision for loss on discontinued operations            367             404
  Net operating loss carryforward                        1,549
  Depreciation expense                                  (3,728)
  Allowances for receivables                             3,757
  Accrued expenses                                         506
  Pension liabilities                                      299             223
  Other                                                     21              45
                                                       -------         -------

                                                         4,074           1,982
Less valuation allowance                                (4,074)         (1,982)
                                                       -------         -------

  Total domestic deferred tax assets                        --              --

Foreign:
  Net operating loss carryforwards                       1,254           1,186
  Tax prepayments not currently utilized                   776             873
  Depreciation expense                                    (243)           (567)
  Other                                                     36              31
                                                       -------         -------

                                                         1,823           1,523
Less valuation allowance                                (1,823)         (1,523)
                                                       -------         -------

   Total foreign deferred tax assets                        --              --
                                                       -------         -------

      Net deferred tax assets                          $    --         $    --
                                                       =======         =======

Valuation allowance:
  Continuing operations                                $ 5,167         $ 2,738
  Discontinued operations                                  730             767
                                                       -------         -------

                                                       $ 5,897         $ 3,505
                                                       =======         =======


      The differences between income taxes at the federal statutory rate and the effective tax rate were as follows:

                                                                                      Year Ended March 31,
                                                                             ------------------------------------
                                                                              2001          2000          1999

Income taxes at federal statutory rate                                       $ (448)       $ (382)      $ (1,435)
Foreign tax rate differential                                                     2           (28)            61
Changes in valuation allowance - continuing operations                          157          (172)         2,955
U.S. deemed dividend                                                            248           300            268
U.K. pension                                                                     78            54             16
Other                                                                            13           (24)           (20)
                                                                             ------        ------       --------
      Total income tax expense (benefit) - continuing operations             $   50        $ (252)      $  1,845
                                                                             ======        ======       ========


The Corporation provided a deferred tax valuation allowance for the domestic tax assets in fiscal years 2001 and 2000 so that the net domestic tax assets are $0. Based upon management's assessment, it is more likely than not that none of the domestic deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. The foreign tax credit carryforwards can only be used to offset future foreign source income, and any future foreign source income likely would generate additional foreign tax credits which would offset this income. As a result, the usage of the carryforward foreign tax credits is not likely. A tax planning strategy for usage of the other net domestic tax assets is considered not likely as well. As a result, a valuation allowance has also been provided for these assets.

      The Corporation provided a deferred tax valuation allowance for the foreign tax assets in fiscal year 2001 and 2000 so that the net foreign tax assets are $0. Based upon management's assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Usage of the tax prepayments in the future are considered less likely than not, due to the net operating loss carryforwards and a change in the U.K. tax law effective April 2000. The usage of the net operating loss carryforwards also are considered less likely than not, as the subsidiaries which generated them have been unprofitable or only marginally profitable in the past three years, and these carryforwards can only be used in the future by the subsidiaries which originally generated the tax losses.

      Earnings (loss) from continuing operations before income taxes include foreign earnings (losses) of $56, $691, and ($2,249) in 2001, 2000 and 1999, respectively. Undistributed earnings of the foreign subsidiaries aggregated $18,145 at March 31, 2001. To date, the Corporation has included in its U.S. taxable income deemed dividends from its foreign subsidiaries of approximately $19,100. The foreign net operating losses of continuing operations at March 31, 2001 were $4,179 for the U.K., without an expiration date.

10.   EMPLOYEE BENEFITS

      Defined Benefit Plans - Prior to the SunLink Acquisition the Corporation historically maintained defined benefit retirement plans covering substantially all of its employees. No defined benefit plan is maintained for the community hospital segment employees. Benefits are based on years of service and level of earnings. The Corporation funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by ERISA. The Corporation funds monthly contributions to the foreign plans, which are contributory, based on actuarially determined rates.

      The vested obligation of the foreign plans is calculated as the actual present value to which the employee is entitled immediately, if the employee were to separate.

      Effective February 28, 1997, the Corporation amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. The Corporation approved a plan amendment as of March 31, 1998 to terminate the plan. However, on July 1, 1999, the directors of the Corporation rescinded the termination of the plan. With the sale of the Corporation's investment in Wyle (see Note 3), net domestic pension expense is now classified as an expense of discontinued operations. During the years ended March 31, 2001 and 2000, the Corporation recognized curtailment losses of $46 and $649, respectively, for partial plan settlement of pension obligations to vested former employees.

      The components of net pension expense for all plans, excluding the curtailment losses above, were as follows:

                                                                       Year Ended March 31,
                                        -----------------------------------------------------------------------------
                                                 2001                        2000                        1999
                                        ----------------------      ---------------------       ---------------------
                                         Domestic      Foreign      Domestic      Foreign       Domestic      Foreign
Service cost                                            $ 413                       $ 425                       $ 385
Interest cost                             $ 101           488         $ 347           525         $ 362           559
Expected return on assets                   (61)         (627)         (351)         (612)         (341)         (658)
Amortization of prior service cost            9            28            35           155            49            63
                                          -----         -----         -----         -----         -----         -----
Net pension expense                       $  49         $ 302         $  31         $ 493         $  70         $ 349
                                          =====         =====         =====         =====         =====         =====
Weighted-average assumptions:
    Discount rate                          6.50%         5.50%         5.80%         5.50%         5.99%         5.50%
    Expected return on plan assets         6.50          6.50          6.50          6.50          6.50          7.50
    Rate of compensation increase          0.00          3.75          0.00          3.75          0.00          3.75

Summary information for the plans is as follows:

                                                                            MARCH 31,
                                                        -----------------------------------------------------
                                                                 2001                          2000
                                                        -----------------------       -----------------------
                                                        DOMESTIC       FOREIGN        DOMESTIC       FOREIGN
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at the beginning of year             $  4,552       $  9,642       $  6,026       $  9,586
Service cost                                                                413                           425
Interest cost                                                101            488            347            525
Actuarial (gain) loss                                         54          1,584           (487)          (487)
Benefits paid                                             (3,232)          (433)        (1,334)          (284)
Exchange differences                                                     (1,151)                         (123)
                                                        --------       --------       --------       --------
Benefit obligation at end of year                       $  1,475       $ 10,543       $  4,552       $  9,642
                                                        ========       ========       ========       ========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year          $  3,950       $ 10,296       $  5,466       $  9,327
Actual return (loss) on plan assets                          (30)          (688)          (182)         1,070
Company contributions                                                       361                           314
Benefits paid                                             (3,232)          (433)        (1,334)          (284)
Exchange differences                                                     (1,103)                         (131)
                                                        --------       --------       --------       --------
Fair value of plan assets at end of year                $    688       $  8,433       $  3,950       $ 10,296
                                                        ========       ========       ========       ========

Funded (unfunded) status of the plans                   $   (787)      $ (2,110)      $   (602)      $    654
Unrecognized actuarial loss (gain)                           334          3,076            243           (158)
Unrecognized prior service cost                                             256                           633
                                                        --------       --------       --------       --------
Accrued cost                                            $   (453)      $  1,222       $   (359)      $  1,129
                                                        ========       ========       ========       ========

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS

Prepaid benefit cost                                                   $  1,222                      $  1,129
Accrued benefit liability                               $   (787)                     $   (602)
Accumulated other comprehensive income                       334                           243
                                                        --------       --------       --------       --------
Net amount recognized                                   $   (453)      $  1,222       $   (359)      $  1,129
                                                        ========       ========       ========       ========

Accumulated other comprehensive income represents pre-tax minimum pension liability adjustments.

11.      COMMITMENTS AND CONTINGENCIES

         Leases - The Corporation leases various land, buildings, and equipment (principally for its European operations) under capital and operating lease obligations having noncancelable terms ranging from one to 17 years. Minimum lease commitments as of March 31, 2001 follow:

                                                              CAPITAL      OPERATING
                                                               LEASES        LEASES
                  2002                                         $ 242        $ 1,677
                  2003                                           195          1,486
                  2004                                            25          1,380
                  2005                                            20            845
                  2006                                            17            707
                  Thereafter                                                  5,911
                                                               -----        -------
                                                                 499
                  Total minimum lease payments                              $12,006
                                                                            =======
                  Amount representing interest                   (48)
                                                               -----

                  Present value of minimum lease payments        451
                  Less current maturities of capital leases      218
                                                               -----

                       Long-term portion of capital leases     $ 233
                                                               =====

         At March 31, 2001 and 2000, buildings and equipment under capital leases of $2,488 and $2,704 less accumulated depreciation of $1,278 and $1,189, respectively, are included in property, plant, and equipment. Rent expense under operating leases was $1,114, $890, and $1,253 for the years ended March 31, 2001, 2000, and 1999, respectively.

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

         As a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia, the federal government (the "Government") has reviewed certain medical records of two of SunLink's hospitals: Chestatee Regional Hospital and Mountainside Medical Center (collectively, the "Hospitals"). The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law, including the False Claims Act 31 U.S.C. ss.ss. 3729. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee, and 91 Medicare claims by Mountainside. Review and analysis of all medical records identified by the Government have been substantially completed; interviews have been conducted by both the U.S. Attorney's Office, Northern District, Georgia, and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provision of the False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability to the Hospitals in this matter could be as great as $1,500.

         The Corporation disputes and intends to vigorously resist all Government claims of any such improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or triple damages providing a settlement is reached between the parties. No audit has been conducted by the Government of any other SunLink hospitals in connection with pneumonia coding investigations. As of March 31, 2001, the Corporation accrued a liability associated with this investigation. Management believes the liability is a reasonable estimate of the future settlement of this investigation with the Government.

12.      RESTRUCTURING CHARGES

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

         The following is a summary of the provision for restructuring charges:

                                                                                                   MARCH 31,
                                                                                     -----------------------------------------
                                                                                      2001             2000             1999
             Beginning balance                                                       $   45           $  680           $  572
             Provision for U.K. manufacturing facility relocation                                                         412
             Charges                                                                    (45)            (635)            (304)
                                                                                     ------           ------           ------
             Ending balance                                                          $    0           $   45           $  680
                                                                                     ======           ======           ======

13.      BUSINESS SEGMENTS AND RELATED INFORMATION

         The Corporation's continuing operations consist of its U.K. housewares segment located in Europe and its U.S. community hospital segment located in the U.S. The community hospital segment is composed of six community hospitals and related businesses.

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

         Information concerning the Corporation's continuing operations by segment is presented in the following table:

                                                                                                 REVENUES
                                                                                            YEAR ENDED MARCH 31,
                                                                              -----------------------------------------------
                                                                                2001               2000               1999
             Community Hospital                                               $  13,639
             Housewares                                                          28,035          $  32,011          $  34,832
                                                                              ---------          ---------          ---------
                                                                              $  41,674          $  32,011          $  34,832
                                                                              =========          =========          =========
                                                                                        OPERATING PROFIT (LOSS)
                                                                                            YEAR ENDED MARCH 31,
                                                                              -----------------------------------------------
                                                                                2001               2000               1999
             Community Hospital (1)                                           $     725
             Housewares                                                            (179)         $     590          $  (2,144)
             Corporate expense (U.S. and U.K.)                                   (1,551)            (1,855)            (2,359)
                                                                              ---------          ---------          ---------
                                                                                 (1,005)            (1,265)            (4,503)
             Interest expense                                                      (670)              (208)              (424)
             Interest income                                                        359                328                532
             Other income - net                                                                         22                175
                                                                              ---------          ---------          ---------
                Loss from continuing operations before income taxes           $  (1,316)         $  (1,123)         $  (4,220)
                                                                              =========          =========          =========

                                                                                          CAPITAL EXPENDITURES
                                                                                            YEAR ENDED MARCH 31,
                                                                              -----------------------------------------------
                                                                                2001               2000               1999
             Community Hospital                                               $     753
             Housewares                                                             239          $     213          $     104
             Corporate                                                                2                  2                 16
                                                                              ---------          ---------          ---------
                                                                              $     994          $     215          $     120
                                                                              =========          =========          =========

                                                                                           IDENTIFIABLE ASSETS
                                                                                            YEAR ENDED MARCH 31,
                                                                              -----------------------------------------------
                                                                                2001               2000               1999
             Community Hospital                                               $  40,544
             Housewares                                                          12,504          $  14,391          $  13,971
             Discontinued operations                                                 --                855                941
             Corporate                                                            3,466              7,882             11,209
                                                                              ---------          ---------          ---------
                                                                              $  56,514          $  23,128          $  26,121
                                                                              =========          =========          =========

                                                                                     DEPRECIATION AND AMORTIZATION
                                                                                            YEAR ENDED MARCH 31,
                                                                              -----------------------------------------------
                                                                                2001               2000               1999
             Community Hospital                                               $     187
             Housewares                                                             658          $     807          $     877
             Corporate                                                                4                  6                  4
                                                                              ---------          ---------          ---------
                                                                              $     849          $     813          $     881
                                                                              =========          =========          =========


         The revenue of the housewares segment was from sales to customers in Europe in fiscal 2001, 2000 and 1999, respectively. All revenue relates to tangible products and includes revenues from one customer of $9,215, $11,031, and $12,773 in fiscal 2001, 2000 and 1999, respectively.
         Revenue from another customer was $4,593 in fiscal 2000.

         (1) Operating expenses of the Community Hospital segment for the year ended March 31, 2001 were comprised of the following:

         Salaries, wages, and benefits           $ 6,241
         Provisions for bad debts                  1,637
         Supplies                                  1,580
         Purchased services                        1,191
         Medical specialist fees                     382
         Other                                     1,695
                                                 -------
              Community hospital expenses        $12,726
                                                 =======

14.      RELATED PARTIES

         Two directors of the Corporation are members of two different law firms. The Corporation paid $479, $375, and $145 for legal services to these law firms in fiscal 2001, 2000 and 1999, respectively.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FISCAL
                                                  YEAR
                                                  ENDED       FOURTH         THIRD          SECOND         FIRST
                                                 MARCH 31,    QUARTER        QUARTER       QUARTER        QUARTER
              REVENUE                              2001      $ 20,735       $  7,026       $  6,981       $  6,932
                                                   2000         8,046          8,291          7,993          7,681

              EARNINGS (LOSS) FROM CONTINUING      2001          (535)          (338)          (330)          (163)
                  OPERATIONS                       2000          (355)            19           (205)          (330)

              NET EARNINGS (LOSS)                  2001         1,730           (449)          (585)          (218)
                                                   2000          (491)         2,832           (165)          (593)

              EARNINGS PER SHARE:
                 Continuing operations
                    Basic                          2001         (0.10)         (0.07)         (0.07)         (0.03)
                                                   2000         (0.07)          0.01          (0.04)         (0.07)
                    Diluted                        2001         (0.10)         (0.07)         (0.07)         (0.03)
                                                   2000         (0.07)          0.01          (0.04)         (0.07)

                 Net earnings (loss)
                    Basic                          2001          0.35          (0.09)         (0.12)         (0.04)
                                                   2000         (0.10)          0.57          (0.03)         (0.12)
                    Diluted                        2001          0.35          (0.09)         (0.12)         (0.04)
                                                   2000         (0.10)          0.57          (0.03)         (0.12)

              WEIGHTED-AVERAGE COMMON SHARES
                OUTSTANDING:
                    Basic                          2001         4,976          4,976          4,976          4,976
                                                   2000         4,976          4,976          4,977          4,978
                    Diluted                        2001         4,976          4,976          4,976          4,976
                                                   2000         4,976          4,976          4,977          4,978

16.      EARNINGS PER SHARE

                                                             2001                     2000                           1999
                                                   --------------------------  ----------------------    ----------------------
                                                                   PER SHARE                PER SHARE                 PER SHARE
                                                    AMOUNT          AMOUNT      AMOUNT       AMOUNT          AMOUNT      AMOUNT
         Loss from continuing operations           $ (1,366)                   $   (871)                  $ (6,065)

         Basic:
            Weighted-average shares outstanding       4,976          $(0.27)      4,977       $(0.17)         5,049      $(1.20)
                                                   ========          ======    ========       ======      =========      ======
         Diluted:
            Weighted-average shares outstanding       4,976          $(0.27)      4,977       $(0.17)         5,049      $(1.20)
                                                   ========          ======    ========       ======      =========      ======

         The dilutive securities from options were 3 and 6 in fiscal 2001 and 1999, respectively, and are not used because their effect would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated herein by reference from the Corporation's Proxy Statement for its Annual Meeting of Shareholders on August 20, 2001, except for certain information concerning the executive officers of the Corporation which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on August 20, 2001, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on August 20, 2001, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this Item 13 is set forth in the Corporation's Proxy Statement for its Annual Meeting of Shareholders on August 20, 2001, and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements

         The following consolidated financial statements of the Corporation and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

                  Independent Auditors' Report.

                  Consolidated Balance Sheets - March 31, 2001 and 2000.

                  Consolidated Statements of Earnings - For the Years Ended March 31, 2001, 2000 and 1999.

                  Consolidated Statements of Shareholders' Equity - For the Years Ended March 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows - For the Years Ended March 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements - For the Years Ended March 31, 2001, 2000 and 1999.

         (a) (2) Financial Statement Schedules

           Independent Auditors' Report  ................     At page 68 of this Report.
           Schedule II Valuation and Qualifying accounts
                                                              At page 69 of this Report

         The information required to be submitted in Schedules I, III, IV and V for KRUG International Corp. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, has been omitted.

         (b) Reports on Form 8-K

         During the quarter ended March 31, 2001, the Corporation filed two reports on Form 8-K. The first report was dated February 13, 2001 reporting Item 2 - Acquisition or Disposition of Asset, related to the sale of Klippan on January 29, 2001. The second report was dated February 16, 2001 reporting Item 2
- Acquisition or Disposition of Asset, related to the purchase of six community hospitals and related businesses on February 1, 2001.

         In addition, on April 16, 2001, the Corporation filed a report on Form 8-K/A. This report was an amendment to the Form 8-K filed February 13, 2001 reporting the sale of Klippan and included the required unaudited condensed and consolidated pro forma financial statements of KRUG International Corp. and Subsidiaries, giving effect to the sale of Klippan and the purchase of the six community hospitals as if the two transactions had occurred on December 31, 2000, as to the balance sheet, and on April 1, 1999, as to the statements of earnings. On April 17, 2001 the Corporation filed another report on Form 8-K/A. This report was an amendment to the Form 8-K filed February 16, 2001 reporting the purchase of six community hospitals and related businesses and included the required audit financial statements of the businesses acquired in the form of the combined financial statements of the six acquired community hospitals and related businesses for the years ended December 31, 2000, 1999 and 1998.

         (c) Exhibits

             The "Index to Exhibits" to this Annual Report on Form 10-K is incorporated by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KRUG International Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of June, 2001.

                                 KRUG INTERNATIONAL CORP.



                                    By:       /s/ ROBERT M. THORNTON, JR.
                                       ----------------------------------------
                                               Robert M. Thornton, Jr.
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of KRUG International Corp. and in the capacities and on the dates indicated:

-----------------------------------------------------------------------------------------------------------------
              Name                                         Title                                     Date
-----------------------------------------------------------------------------------------------------------------


/s/ ROBERT  M. THORNTON, JR.               Director, Chairman, President, Chief Executive          June 28, 2001
----------------------------------------   Officer and Chief Financial Officer                     -------------
Robert M. Thornton, Jr.                    (principal executive and financial officer)



/s/ MARK J. STOCKSLAGER                    Principal Accounting Officer                            June 28, 2001
----------------------------------------   (principal accounting officer)                          -------------
Mark J. Stockslager



/s/ STEVEN J. BAILEYS, D.D.S.              Director                                                June 28, 2001
------------------------------------------                                                         -------------
Steven J. Baileys, D.D.S.



/s/  KAREN B. BRENNER                      Director                                                June 28, 2001
------------------------------------------                                                         -------------
Karen B. Brenner



/s/ C. MICHAEL FORD                        Director                                                June 28, 2001
------------------------------------------                                                         -------------
C. Michael Ford



/s/ JAMES J. MULLIGAN                      Director                                                June 28, 2001
------------------------------------------                                                         -------------
James J. Mulligan



/s/ HOWARD E. TURNER                       Director                                                June 28, 2001
------------------------------------------                                                         -------------
Howard E. Turner



/s/ RONALD J. VANNUKI                      Director                                                June 28, 2001
------------------------------------------                                                         -------------
Ronald J. Vannuki

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of KRUG International Corp.
Atlanta, Georgia

We have audited the consolidated financial statements of KRUG International Corp. and Subsidiaries (the "Corporation") as of March 31, 2001, 2000 and 1999, and for each of the three years in the period ended March 31, 2001 and have issued our report thereon dated June 1, 2001 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of KRUG International Corp. and Subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia,
June 1, 2001

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              AMOUNTS IN THOUSANDS

   COLUMN A                 COLUMN B                       COLUMN C                       COLUMN D            COLUMN E
----------------           ----------                      --------                      ----------          ----------

                                                                      CURRENCY
 ALLOWANCE FOR             BALANCE AT          CHARGED TO           TRANSLATION/         DEDUCTIONS          BALANCE AT
   DOUBTFUL                 BEGINNING           COST AND            ACQUISITION/            FROM                END
   ACCOUNTS                 OF YEAR             EXPENSES            (DISPOSITION)         RESERVES             OF YEAR
----------------           ----------          ----------           -------------        ----------          ----------
YEAR ENDED
MARCH 31, 2001               $  80               $ 1,641               $  (9)               $  4               $ 1,708

YEAR ENDED
MARCH 31, 2000               $ 134               $    --               $ (38)               $ 16               $    80

YEAR ENDED
MARCH 31, 1999               $ 174               $    18               $  (7)               $ 51               $   134

 DEFERRED INCOME                                                      CURRENCY
    TAX ASSET              BALANCE AT          CHARGED TO           TRANSLATION/         DEDUCTIONS          BALANCE AT
    VALUATION               BEGINNING           COST AND            ACQUISITION/            FROM                END
    ALLOWANCE               OF YEAR             EXPENSES            (DISPOSITION)         RESERVES             OF YEAR
----------------           ----------          ----------           -------------        ----------          ----------
YEAR ENDED
MARCH 31, 2001               $3,505              $   157               $2,235               $   --             $ 5,897

YEAR ENDED
MARCH 31, 2000               $4,228              $   116               $(729)               $  110             $ 3,505

YEAR ENDED
MARCH 31, 1999               $3,411              $ 3,279               $ (35)               $2,427             $ 4,228

                                INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:
         3.1 Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference from Exhibit 3.1 of KRUG's Report on Form 10-K for the year ended March 31, 1998).
         3.2 Code of Regulations of KRUG International Corp., as amended (incorporated by reference from Exhibit 3.1 of KRUG's Report on Form 10-Q for the quarter ended June 30, 1996).

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:
         4.1 Facility Letter dated November 18, 1999 from KRUG International (UK) Limited, Beldray Limited and Westminster Bank PLC (incorporated by reference from Exhibit 4.2 of KRUG's Report on Form 10-K for the year ended March 31, 2000).
         4.2 Invoice Discounting Agreement (recourse) between Lombard NatWest Discounting Limited and Beldray Limited, dated September 27, 1999 (incorporated by reference from Exhibit
                  10.1 of KRUG's Report on Form 10-Q for the quarter ended September 30, 1999).
         4.3 Advice of Borrowing Terms for KRUG International (UK) Ltd. Group from National Westminster Bank PLC dated September 18, 2000 (incorporated by reference from Exhibit 10.1 of KRUG's Report on Form 10-Q for the quarter ended September 30, 2001).
         4.4 Loan Agreement between Sunlink Healthcare Corp., as Borrower, Its Subsidiaries, as Guarantors and NHS, Inc., as Lender Dated as of January 31, 2001 Relating to: $17,000,000 Aggregate Principal Amount of 8.5% Senior Subordinated Notes due 2006 and $2,000,000 Senior Subordinated Zero Coupon Note due 2004.
         4.5 Loan Agreement Dated as of February 1, 2001 among Sunlink Healthcare Corp. as Borrower, Fulcrum Advisory, LLC, Geneva Associates Merchant Banking Partners I, L.C.C., and Crumpler Investment Management Co., L.L.C. as Lenders, and Fulcrum Advisory, LLC as Agent for such Lenders.

(10)     MATERIAL CONTRACTS:
         10.1 1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of KRUG's Report on Form 10-K for the year ended March 31, 1996).
         10.2     Employment Agreement between KRUG International Corp. and
                  Robert M. Thornton, Jr. effective January 1, 2001.
         10.3     Stock Purchase Agreement between KRUG International Corp. and
                  Wyle Laboratories, Inc. dated September 24, 1999 (incorporated by reference from Exhibit 10.3 of KRUG's Report on Form 10-Q for the quarter ended September 30, 1999).
         10.4 Exchange Agreement between KRUG International Corp. and LTS Holdings, Inc. dated September 24, 1999 (incorporated by reference from Exhibit 10.4 of KRUG's Report on Form 10-Q for the quarter ended September 30, 1999).

         10.5 Extension of Closing Date of Stock Purchase Agreement and Exchange Agreement between KRUG International Corp., Wyle Laboratories, Inc. and LTS Holdings, Inc. dated October 29, 1999 (incorporated by reference from Exhibit 10.5 of KRUG's Report on Form 10-Q for the quarter ended September 30, 1999).
         10.6 Agreement for the sale and purchase of shares in Klippan Limited between Bradley International Holdings Limited and Newell Limited dated January 29, 2001 (incorporated by reference from Exhibit 10.1 of KRUG's Report on Form 8-K/A dated April 16, 2001).
         10.7 The Stock Acquisition Agreement by and between NHS, Inc. and SunLink HealthCare Corp. dated as of January 31, 2001 (incorporated by reference from Exhibit 10.1 of KRUG's Report on Form 8-K dated February 16, 2001).

(21)     SUBSIDIARIES:
         21.1     List of Subsidiaries.

(23)     CONSENTS OF EXPERTS AND COUNSEL:
         23.1 Consent of Deloitte & Touche LLP dated June 27, 2001 with respect to material incorporated by reference into the KRUG International Corp. Registration Statement on Form S-8 (No. 333-06129) relating to KRUG's 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to KRUG's Warrants to purchase Common Shares.