Form 10-Q
period 2001-06-30
KRUG INTERNATIONAL CORP
filed 2001-08-14
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ________________ TO ___________________________

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

--------------------------------------------------------------------------------
            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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


Yes    [X]         No  [  ]


         The number of Common Shares, without par value, outstanding as of August 10, 2001 was 4,976,342.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               JUNE 30, MARCH 31,


                                                                                  2001                    2001
                                                                                --------                --------
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                                  $  3,397                $  3,186
     Receivables - net                                                             9,730                  10,878
     Inventories                                                                   1,798                   1,759
     Prepaid expenses and other                                                    1,396                   1,670
                                                                                --------                --------
         Total Current Assets                                                     16,321                  17,493

Property, Plant and Equipment, At Cost                                            27,635                  26,917
     Less accumulated depreciation                                                   503                     202
                                                                                --------                --------
         Property, Plant and Equipment - Net                                      27,132                  26,715

Net Noncurrent Assets of Discontinued Operations                                      --                   3,263
Other Assets                                                                         246                     240
                                                                                --------                --------

             Total Assets                                                       $ 43,699                $ 47,711
                                                                                ========                ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $  3,046                $  3,947
     Third-party payor settlements                                                 6,149                   6,041
     Current maturities of long-term debt                                          4,000                   4,000
     Accrued expenses                                                              5,848                   5,584
     Income taxes                                                                     55                      56
     Net current liabilities of discontinued operations                            1,549                   1,109
                                                                                --------                --------
         Total Current Liabilities                                                20,647                  20,737

Long-term debt                                                                    16,406                  15,913
Noncurrent liability for general and professional liability risks                    475                     531
Noncurrent reserve for Industrial Segment                                            864                     899
                                                                                --------                --------
         Total Long-term Liabilities                                              17,745                  17,343

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 4,976 at June 30, 2001
             and March 31, 2001                                                    2,488                   2,488
     Additional paid-in capital                                                    3,604                   3,604
     Retained earnings (deficit)                                                    (666)                  3,650
     Accumulated other comprehensive loss                                           (119)                   (111)
                                                                                --------                --------
                Total Shareholders' Equity                                         5,307                   9,631
                                                                                --------                --------

                    Total Liabilities and Shareholders' Equity                  $ 43,699                $ 47,711
                                                                                ========                ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                --------------------------------
                                                                                   2001                  2000
                                                                                --------                --------
Net Revenues                                                                    $ 20,527                $     --

Operating Expenses:
     Salaries, wages and benefits                                                  9,928                     154
     Provision for bad debts                                                       2,627                      --
     Supplies                                                                      2,320                       2
     Purchased services                                                            1,855                      --
     Other operating expenses                                                      2,656                     126
     Rents and leases                                                                518                      15
     Depreciation                                                                    300                       2
                                                                                --------                --------

Operating Profit (Loss)                                                              323                    (299)

Other Income (Expense):
     Interest expense                                                               (667)                     --
     Interest income                                                                  25                     142
                                                                                --------                --------

Loss From Continuing Operations
     Before Income Taxes                                                            (319)                   (157)

Income Tax Expense                                                                    --                      62
                                                                                --------                --------

Loss From Continuing Operations                                                     (319)                   (219)

Discontinued Operations:
     Loss from operations of Housewares
         Segment                                                                  (2,433)
     Loss on disposal of Housewares Segment,
         including $687 for operating losses through
          the estimated disposal date                                             (1,556)
     Loss from operations of Industrial Segment                                       (8)
     Earnings from operations of Child Safety
         Segment (net of tax benefit of $18)                                                                   1
                                                                                --------                --------
Net Loss                                                                        $ (4,316)               $   (218)
                                                                                ========                ========

Loss Per Share:
     Continuing Operations:
         Basic                                                                  $  (0.06)               $  (0.04)
                                                                                ========                ========
         Diluted                                                                $  (0.06)               $  (0.04)
                                                                                ========                ========

     Net Loss:
         Basic                                                                  $  (0.87)               $  (0.04)
                                                                                ========                ========
         Diluted                                                                $  (0.87)               $  (0.04)
                                                                                ========                ========

Weighted-Average Common Shares Outstanding:
         Basic                                                                     4,976                   4,976
                                                                                ========                ========
         Diluted                                                                   4,976                   4,976
                                                                                ========                ========

See notes to condensed consolidated financial statements

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ---------------------------------
                                                                                  2001                    2000
                                                                                --------                --------
Net Cash Provided by (Used in) Operating Activities                             $    929                $   (910)

Cash Flows From Investing Activities:
     Expenditures for property, plant and equipment                                 (718)                     --
                                                                                --------                --------

         Net Cash Used In Investing Activities                                      (718)                     --


     Effect of Exchange Rate Changes on Cash                                          --                      (1)
                                                                                --------                --------

Net Increase (Decrease) in Cash and Cash Equivalents                                 211                    (911)

Cash and Cash Equivalents at Beginning of Period                                   3,186                   7,645
                                                                                --------                --------

Cash and Cash Equivalents at End of Period                                      $  3,397                $  6,734
                                                                                ========                ========

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
     Income Taxes                                                               $     --                $    500
                                                                                ========                ========
     Interest                                                                   $    136                $     --
                                                                                ========                ========

Noncash Investing and Financing Activities:
     Long-term debt issued as payment-in-kind for interest payable              $    482
                                                                                ========

See notes to condensed consolidated financial statements.

                    KRUG INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2001 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United State of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in KRUG International Corp.'s (the "Corporation") Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. - BUSINESS OPERATIONS AND CORPORATE STRATEGY

         The Corporation has redirected its business strategy toward the operation of community hospitals in the United States. KRUG International Corp. operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 (the "SunLink Acquisition"). The community hospitals are operated by the Corporation's wholly-owned subsidiary, SunLink Healthcare Corp. ("SunLink"). The Corporation has announced that the operations of Beldray Limited ("Beldray"), which manufactures and distributes housewares in the U.K., will be disposed of and Beldray has been reported as a discontinued operation in the fiscal quarter ended June 30, 2001. The Corporation has proposed to change its name to SunLink Health Systems, Inc. at its annual meeting of shareholders on August 20, 2001.

NOTE 3. - DISCONTINUED OPERATIONS

         Housewares Segment - The Corporation has announced that it will dispose of its U.K. housewares segment, Beldray, to focus management's resources on its U.S. community hospital business. The Corporation does not currently expect to receive any net proceeds from the disposal. During the quarter ended June 30, 2001, the Corporation reported a charge for discontinued operations relating to Beldray of $3,988. The charge was composed of losses from operations of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray's net assets to net realizable value of $0) and a loss on disposal of Beldray of $1,556, including $687 for operating losses through the disposal date. The net current liabilities of discontinued operations of $1,549 at June 30, 2001 represent the reserve for operating losses through sale date and estimated costs and expenses related to disposal. Revenues of Beldray were $6,263 and $6,932 for the three months ended June 30, 2001 and 2000, respectively.

         Industrial Segment - In fiscal 1989, the Corporation discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations remain relating to product liability claims for products sold prior to the disposal. A charge of $8 was recorded in loss from discontinued operations for the quarter ended June 30, 2001 for pension expense related to this discontinued segment.

         The Corporation has over the past twelve years discontinued operations relating to its former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments as well as its current U.K. housewares segment. Reserves relating to discontinued operations represent management's best estimate of the Corporation's liability with regard to the resolution of all property, product liability and other claims for which the Corporation believes it may incur liability. These estimates are based on management's judgments using currently available information as well as in certain instances consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce certain of it product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intend to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

NOTE 4. - RECENT ACCOUNTING PRONOUNCEMENT

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Corporation does not believe the adoption of SFAS 141 will have a material impact on its consolidated financial statements. In July, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Corporation will adopt July 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassifications of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation does not believe the adoption of SFAS 142 will have a material impact on its consolidated financial statements.

NOTE 5. -LONG-TERM DEBT

                                                      JUNE 30,         MARCH 31,
                                                        2001             2001
                                                      --------         --------

         Senior subordinated note, net of
              unamortized discount                    $ 14,929         $ 14,476
         Short-term bridge loan                          4,000            4,000
         Senior subordinated zero coupon note,
              net of unamortized discount                1,477            1,437
                                                      --------         --------
                                                      $ 20,406         $ 19,913
         Less contractual current maturities            (4,000)          (4,000)
                                                      --------         --------
                                                      $ 16,406         $ 15,913
                                                      ========         ========

         In connection with the SunLink Acquisition, the Corporation entered into an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both with the seller. The senior subordinated note is due on January 31, 2006 with interest payable semi-annually either in cash or additional promissory notes through February 1, 2003 and in cash thereafter. An additional promissory note of $482 for interest from February 1, 2001 through May 31, 2001 was issued June 1, 2001 and the accrued interest payable at June 30, 2001 of $124 is included in the senior subordinated note. Accrued interest of $237 as of March 31, 2001 was included in the senior subordinated note at that date. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate; therefore, the note was discounted to market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809. The unamortized debt discount on the senior subordinated note was $2,676 and $2,761 at June 30, 2001 and March 31, 2001, respectively. The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is finally determined to be greater or lesser than an agreed-upon amount.

         The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than market value; therefore, the note was discounted to a market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594. The unamortized debt discount on the senior subordinated zero coupon note was $523 and $563 at June 30, 2001 and March 31, 2001, respectively.

         The discounts on the long-term debt were independently determined by the Corporation based on high-yield debt instruments of similar health care providers and are being amortized over the term of the specific debt instrument using the effective interest method. For the three months ended June 30, 2001, the Corporation recognized amortization expense on the discounts of $125.

         The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SunLink grant to the lender a security interest in and mortgage on collateral consisting of all SunLink's and its subsidiaries' real and personal property. However, the loan agreement also requires that the lender release the collateral if SunLink incurs senior indebtedness that meets certain conditions. The $4,000 short-term bridge loan satisfied these conditions. Consequently, the senior subordinated note and the senior subordinated zero coupon note are not presently collateralized. Upon repayment of the short-term loan, SunLink will be required to secure the senior subordinated note and the senior subordinated zero coupon note unless SunLink enters into a new loan for senior indebtedness meeting certain conditions. Also, each of the individual hospital subsidiaries of SunLink is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SunLink which in the aggregate does not exceed $15,000, other than debt incurred in connection with future acquisitions.

         The Corporation also entered into a short-term bridge loan with three separate private equity funds in the amount of $4,000, which is due February 1, 2002. The bridge loan has an interest rate of prime plus 5.5% (12.25% at June 30, 2001); however, the interest rate escalates, beginning August 2, 2001, to prime plus 10.5%, and then increases monthly by 2% to a maximum rate of prime plus 20.5% at January 2, 2002. The short-term bridge loan is secured by a pledge of the real and personal property as well as the capital stock owned by SunLink or its subsidiaries. Each of the hospital subsidiaries of SunLink is a guarantor of the bridge loan.

NOTE 6. -- COMPREHENSIVE LOSS

         Comprehensive loss for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive loss for the following periods was as follows:

                                                       THREE MONTHS ENDED
                                                   ------------------------
                                                   JUNE 30,         JUNE 30,
                                                     2001            2000
                                                   -------          -------
         Net loss:                                 $(4,316)          $(218)
         Other comprehensive
          Income net of tax:
            Change in equity due to
               Foreign currency
                  translation adjustments               (8)           (206)


                                                   -------           -----

         Comprehensive loss                        $(4,324)          $(424)
                                                   =======           =====

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND ADMISSIONS DATA)

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S., restrictions imposed by debt agreements, competition in the community hospital business, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market including the acquisition of hospitals and healthcare facilities, changes in exchange rates (including in Europe the effects of the European currency, the Euro), changes in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel in each subsidiary, the functionality of the Corporation's computer systems and claims for product liability from continuing and discontinued operations. See risks, uncertainties and other factors disclosed in more detail in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001.

CORPORATE BUSINESS STRATEGY

         The Corporation has redirected its strategy toward the operation and acquisition of community hospitals in the United States. On February 1, 2001, the Corporation's 100% owned subsidiary, SunLink Healthcare Corp., completed the purchase of six community hospitals and related businesses for approximately $26,500. The Corporation has announced its intention to dispose of the operations of its U.K. subsidiary, Beldray, which manufactures and distributes housewares in the U.K. The Corporation sold its European child safety subsidiary, Klippan, on January 29, 2001 and redeployed substantially all of the net proceeds of the sale to the acquisition of the six U.S. community hospitals.

FINANCIAL SUMMARY

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                        2001            2000
                                                     ---------------------------
         NET REVENUES:
         Community hospital segment                  $ 20,527
                                                     ========

         LOSS FROM CONTINUING
         OPERATIONS BEFORE
         INCOME TAXES:

         Community hospital segment                  $    623           $  --
         Corporate expenses (U.S. and U.K.)              (300)           (299)
                                                     --------           -----
                                                         (323)           (299)
         Interest expense                                (667)             --
         Interest income                                   25             142
                                                     --------           -----
         Loss from Continuing Operations
            Before Income Taxes                      $   (319)          $(157)
                                                     ========           =====

RESULTS OF OPERATIONS

         All of the Corporation's net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. No net revenues from continuing operations were reported for the quarter ended June 30, 2000 as the operations of the Corporation's two business segments during that period, U.K. housewares and child safety products, are reported in discontinued operations.

         The Corporation's community hospitals reported aggregate net revenues of $20,527, a total of 3,882 adjusted admissions and revenues of $5,288 per adjusted admission for the quarter ended June 30, 2001. The Corporation seeks to increase adjusted admissions by attracting additional physicians to its hospitals and upgrading the services offered by its hospitals.

         Operating expenses including depreciation were $20,204 and $299 for the three months ended June 30, 2001 and 2000, respectively. The increase is due to the inclusion of the community hospital segment in the current year. Salaries, wages and benefits were 48% of net revenues for the quarter. The Corporation has undertaken cost control initiatives in each facility to reduce labor cost. However, the level of hospital and corporate labor cost is expected to remain relatively high until such time as the Corporation increases net revenues, whether by internal growth or acquisitions. Provision for bad debts was 13% of net revenues in the quarter, reflecting the Corporation's high level of self-pay patients. The Corporation is providing assistance to the hospitals in implementing additional business office systems and procedures designed to reduce bad debts. Supplies expense was 11% of net revenues for the quarter, reflecting a lower level and volume of specialty services performed in the Corporation's hospitals. The Corporation expects supplies expense to increase as additional specialty services are provided by its hospitals.

         Interest expense of $667 in the quarter ended June 30, 2001 resulted from the debt incurred in connection with the community hospitals acquired on February 1, 2001. Cash paid for interest during the quarter ended June 30, 2001 of $136 was on the short-term loan only.

         No tax expense was recorded for the three months ended June 30, 2001 compared to income tax expense of $62 for the same period of the previous year. The prior year tax expense was a result of taxable income in the U.K.

         The loss from continuing operations was $319 ($0.06 per share) in the first quarter of fiscal 2002 compared to a loss from continuing operations of $219 ($0.04 per share) in the first quarter of fiscal 2001. The operating profit of $323 for fiscal 2002 resulted from operating profits achieved by the community hospitals offset by corporate expenses of $300. The prior year operating loss of $299 resulted from corporate expenses. The loss from continuing operations increased in the current year primarily due to the net interest expense of $642 for the current quarter compared to net interest income of $142 last year. The current year interest expense resulted from debt incurred in the February 1, 2001 purchase of community hospitals.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation generated an increase of $929 in cash from operating activities during the first three months of fiscal 2002 compared to a use of $910 during the comparable period of fiscal 2001. The cash generated in the current year resulted primarily from a net decrease in outstanding receivables of the community hospital segment and interest expense incurred but not paid on long-term debt, offset somewhat by decreased accounts payable. The cash use in the first quarter of fiscal 2001 resulted from a payment of $500 for U.S. income taxes and corporate expenses.

         The Corporation expended $718 for capital improvements at its hospitals during the quarter ended June 30, 2001. In addition to routine capital expenditures of $439 during the quarter, primarily new and replacement equipment, the Corporation expended $234 for renovation and upgrading of patient service areas at Chestatee Regional Hospital in Dahlonega, Georgia and $46 for upgrades to labor and delivery suites and equipment at Mountainside Medical Center in Jasper, Georgia. Management believes an attractive physical facility assists in recruiting quality staff and physicians as well as attracting patients, and the Corporation expects to expend approximately $2,500 for capital expenditures during the twelve months ended June 30, 2002.

         At June 30, 2001, the Corporation had outstanding U.S. debt of $20,406, all of which was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses.

         The U.S. debt includes a short- term bridge loan of $4,000, a seller financed balloon note of $14,929 and a seller financed zero coupon note of $1,477. The short-term bridge loan was made to SunLink by a group of three private equity funds and matures February 1, 2002. The short-term loan initially bears interest at the prime rate plus 5.5% (12.25% at June 30, 2001) and the rate escalates beginning August 2, 2001 to prime plus 10.5% and monthly thereafter in increments to a rate of prime plus 20.5% beginning January 2, 2002. It is management's intention to reduce and or refinance the bridge loan prior to maturity and is currently evaluating refinancing options with several potential lenders.

         The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it was considered a below market interest rate, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and the Corporation presently intends to issue PIK notes for interest due through January 31, 2003. An additional promissory note was issued June 1, 2001 for $482 for interest from February 1, 2001 to May 31, 2001 and the interest accrued through June 30, 2001 of $124 has been included in the principal amount of the balloon note at June 30, 2001. The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or lesser than an agreed upon amount. The Corporation has submitted to the seller a working capital adjustment to reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at June 30, 2001.

         The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement. The Corporation has not to date made any claims for reduction of the zero coupon note.


         The Corporation believes it has adequate financing and liquidity in the U.S. to support its current level of operations. The Corporation is, however, in the process of evaluating the working capital and capital project needs of its new healthcare subsidiary and seeking third-party refinancing of the $4,000 short-term bridge loan. However, there can be no assurance that the Corporation will be able to refinance this debt. The Corporation has decided to dispose of its U.K. housewares business and it is currently uncertain whether any additional financing from the U.S. will be required prior to its disposal. The Corporation does not currently expect to receive any net proceeds from the disposal.

         Contingent obligations remain relating to product liability claims for products manufactured and sold before the disposal of the Corporation's discontinued industrial segment in fiscal 1989. The Corporation reviewed the provision for losses from such discontinued operations during the quarter and no changes were deemed necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Corporation is exposed to interest rate changes, primarily as a result of our U.S. short-term bridge loan, U.K. term debt and U.K. working capital line bearing interest based upon floating rates. No action has been taken to cover interest rate market risk, and the Corporation is not a party to any interest rate market risk management activities.

         The Corporation also is exposed to risk of changes in foreign currency exchange rates as it translates the results of its U.K. operations from U.K. pounds to U.S. dollars for the Corporation's consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Federal government (the "Government") reviewed certain medical records of two of the SunLink hospitals, Chestatee Regional Hospital ("Chestatee") and Mountainside Medical Center ("Mountainside") (collectively, the "Hospitals"), prior to their purchase by SunLink, as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law including the Federal False Claims Act. 31 U.S.C. ss.ss. 3729 et. seq. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee and 91 Medicare claims were coded improperly by Mountainside. SunLink believes the review and analysis of all medical records identified by the Government has been substantially completed, and interviews have been conducted by both the U.S. Attorney's Office for the Northern District of Georgia and the U.S. HHS, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provisions of the Federal False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability of the Hospitals in this matter could be as high as $1.5 million. The Corporation disputes and intends to vigorously resist all claims based upon any such allegedly improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or treble damages providing a settlement is reached between the parties. To management's knowledge, no audit has been conducted by the Government of any other SunLink facility in connection with pneumonia coding investigations. Under the terms of the Stock Purchase Agreement between SunLink and NetCare Health Systems, Inc. ("Seller") for SunLink's purchase of the six community hospitals, SunLink would be responsible for any settlement relating to the claims against the Hospitals arising prior to their purchase by SunLink, but has limited right of indemnification from the Seller for any future claims which were not disclosed at the date of purchase.

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





Dated:   August 14, 2001