Form 10-Q
period 2001-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2001-11-14
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ______________________    _____________________
COMMISSION FILE NUMBER  1-12607

                          SUNLINK HEALTH SYSTEMS, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                       31-0621189
                 ---------                                   -------------
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


Yes  [X]        No  [ ]


         The number of Common Shares, without par value, outstanding as of November 9, 2001 was 4,976,342.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                         SEPTEMBER 30,      MARCH 31,
                                                                             2001             2001
                                                                         -------------      --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                $  1,410         $  3,186
  Receivables - net                                                           9,973           10,878
  Inventories                                                                 1,823            1,759
  Prepaid expenses and other                                                  1,404            1,670
                                                                           --------         --------
    Total Current Assets                                                     14,610           17,493

Property, Plant and Equipment, At Cost                                       27,853           26,917
  Less accumulated depreciation                                                 790              202
                                                                           --------         --------
     Property, Plant and Equipment - Net                                     27,063           26,715

Net Noncurrent Assets of Discontinued Operations                                 --            3,263
Other Assets                                                                    257              240
                                                                           --------         --------

        Total Assets                                                       $ 41,930         $ 47,711
                                                                           ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Accounts payable                                                         $  3,249         $  3,947
  Third-party payor settlements                                               5,742            6,041
  Short-term bridge loan                                                      3,000            4,000
  Accrued expenses                                                            5,757            5,584
  Income taxes                                                                   56               56
  Net current liabilities of discontinued operations                            154            1,109
                                                                           --------         --------
    Total Current Liabilities                                                17,958           20,737

Lont-term Liabilities:
  Long-term debt                                                             16,916           15,913
  Noncurrent liability for general and professional liability risks             414              531
  Noncurrent liabilities of discontinued operations                           1,800              899
                                                                           --------         --------
    Total Long-term Liabilities                                              19,130           17,343

Shareholders' Equity:
  Common shares, no par value:
    Issued and outstanding, 4,976 at September 30, 2001
      and March 31, 2001                                                      2,488            2,488
  Additional paid-in capital                                                  3,604            3,604
  Retained earnings (deficit)                                                (1,012)           3,650
  Accumulated other comprehensive loss                                         (238)            (111)
                                                                           --------         --------
    Total Shareholders' Equity                                                4,842            9,631
                                                                           --------         --------

        Total Liabilities and Shareholders' Equity                         $ 41,930         $ 47,711
                                                                           ========         ========


See notes to condensed consolidated financial statements

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         2001            2000
                                                       ------------------------
Net Revenues                                           $ 21,549         $    --

Operating Expenses:
  Salaries, wages and benefits                           10,662             140
  Provision for bad debts                                 2,822              --
  Supplies                                                2,431              --
  Purchased services                                      1,782              --
  Other operating expenses                                2,959             156
  Rents and leases                                          523               7
  Depreciation                                              288               1
                                                       ------------------------

Operating Profit (Loss)                                      82            (304)

Other Income (Expense):
  Interest expense                                         (688)             --
  Interest income                                            14             138
                                                       ------------------------

Loss From Continuing Operations Before
  Income Taxes                                             (592)           (166)

Income Tax Benefit                                           --             (62)
                                                       ------------------------

Loss From Continuing Operations                            (592)           (104)

Discontinued Operations:
  Loss from operations of Housewares Segment                               (226)
  Gain on disposal of Housewares Segment                    254
  Loss from operations of Life Sciences and
    Engineering and Child Safety Segments
    (net of tax expense of $0 and $66, respectively)         (8)           (255)
                                                       ------------------------

Net Loss                                               $   (346)        $  (585)
                                                       ========================

Loss Per Share:
  Continuing Operations:
    Basic                                              $  (0.12)        $ (0.02)
                                                       ========================
    Diluted                                            $  (0.12)        $ (0.02)
                                                       ========================

  Net Loss:
    Basic                                              $  (0.07)        $ (0.12)
                                                       ========================
    Diluted                                            $  (0.07)        $ (0.12)
                                                       ========================

Weighted-Average Common Shares Outstanding:
    Basic                                                 4,976           4,976
                                                       ========================
    Diluted                                               4,976           4,976
                                                       ========================

See notes to condensed consolidated financial statements

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -----------------------
                                                                      2001            2000
                                                                    -----------------------

Net Cash Used in Operating Activities                               $  (306)        $  (240)

Cash Flows From Investing Activities:
  Proceeds from sale of land                                            315
  Expenditures for property, plant and equipment                     (1,000)             --
                                                                    -----------------------

    Net Cash Used In Investing Activities                              (685)             --

Cash Flows From Financing Activities:
  Payment of long-term debt                                          (1,000)
                                                                    -----------------------

    Net Cash Used In Financing Activities                            (1,000)

  Effect of Exchange Rate Changes on Cash                                 4             (12)
                                                                    -----------------------

Net Decrease in Cash and Cash Equivalents                            (1,987)           (252)

Cash and Cash Equivalents at Beginning of Period                      3,397           6,734
                                                                    -----------------------

Cash and Cash Equivalents at End of Period                          $ 1,410         $ 6,482
                                                                    =======================

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
   Interest                                                         $   154
                                                                    =======

Noncash Investing and Financing Activities:
   Long-term debt issued as payment-in-kind for interest payable    $   510
                                                                    =======


See notes to condensed consolidated financial statements.

                          SUNLINK HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 2001 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in SunLink Health Systems, Inc. (the "Corporation") (formerly known as KRUG International Corp.) Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. - BUSINESS OPERATIONS AND CORPORATE STRATEGY

         The Corporation has redirected its business strategy toward the operation of community hospitals in the United States. SunLink Health Systems, Inc. operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 ("SunLink Acquisition"). The community hospitals are operated through its wholly-owned subsidiary, SunLink Healthcare Corp. ("SunLink"). On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom ("U.K.") housewares subsidiary, Beldray Limited ("Beldray") and now no longer has any operating businesses outside the United States. See Note 3 - "Discontinued Operations." The Corporation changed its name to SunLink Health Systems, Inc. and changed its fiscal year end from March 31 to June 30 in August 2001.

NOTE 3. - DISCONTINUED OPERATIONS

         Housewares Segment - Beldray, the Corporation's U.K. housewares subsidiary, was sold on October 5, 2001. See Note 7 - "Subsequent Events." During the quarter ended September 30, 2001, a gain from discontinued operations of $254 related to the disposal of the housewares segment was reported. The gain resulted from realized currency gains on certain transactions and adjustments to the foreign currency translation adjustment component of the Corporation's shareholders' equity related to the housewares segment. During the quarter ended June 30, 2001, the Corporation reported a charge to discontinued operations relating to Beldray of $3,988. The charge was composed of losses from operations of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray's net assets to net realizable value of $0) and a loss on disposal of Beldray of $1,556, including $687 for operating losses through the disposal date.

         The net current liabilities of discontinued operations related to the housewares segment of $154 at September 30, 2001 represent the reserve for operating losses through sale date and estimated costs and expenses related to disposal. The noncurrent liability of discontinued operations relating to the Housewares Segment is $990 which represents the reserve for long-term expenses related to the Corporation's guarantee of the Beldray lease. Revenues of

Beldray were $6,098 and $6,981 for the three months ended September 30, 2001 and 2000, respectively.

         Child Safety Segment - On January 29, 2001, the Corporation sold its European child safety subsidiary, Klippan Limited ("Klippan"). The results of Klippan for the quarter ended September 30, 2000 are therefore reported in discontinued operations. Revenue of Klippan was $2,874 for the three months ended September 30, 2000.

         Industrial Segment - In fiscal 1989, the Corporation discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. The noncurrent liability of discontinued operations relating to the Industrial Segment at September 30, 2001 was $810 which represents the reserve for any such claims. A charge of $8 was recorded in loss from discontinued operations for the quarter ended September 30, 2001 for pension expense related to this discontinued segment.

         The Corporation has over the past twelve years discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments as well as the U.K. housewares segment. Reserves relating to discontinued operations represent management's best estimate of the Corporation's possible liability for property, product liability and other claims for which the Corporation believes it may incur liability. These estimates are based on management's judgments using currently available information as well, as in certain instances, consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce certain of its product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

NOTE 4. - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Corporation does not believe the adoption of SFAS 141 will have a material impact on its consolidated financial statements. In July, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Corporation will adopt July 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassifications of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation does not believe the adoption of SFAS 142 will have a material impact on its consolidated financial statements. In October 2001, the FASB issued Statement of Financial Accounting No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of

Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, the Corporation will adopt this new accounting standard on July 1, 2002. The Corporation has not yet evaluated what the impact of the adoption of SFAS 144 will have on its consolidated financial statements.

NOTE 5. -  BRIDGE LOAN

         In connection with the SunLink Acquisition, the Corporation entered into a short-term bridge loan with three separate private equity funds in the original amount of $4,000, which is due February 1, 2002. The bridge loan had an interest rate of prime plus 12.5% (18.25% at September 30, 2001) and the interest rate increases monthly by 2% to a maximum rate of prime plus 20.5% on January 2, 2002. The short-term bridge loan is secured by a pledge of the real and personal property as well as the capital stock owned by SunLink and its subsidiaries. Each of the hospital subsidiaries of SunLink is a guarantor of the bridge loan. A prepayment of $1,000 was made on the bridge loan in August 2001. It is management's intention to repay or refinance the bridge loan prior to maturity, and is currently evaluating refinancing options with two potential lenders. The failure to refinance the bridge loan could have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 6. - LONG-TERM DEBT

                                                           SEPTEMBER 30,       MARCH 31,
                                                                2001             2001
                                                           -------------       --------
           Senior subordinated note, net of
                  unamortized discount                        $15,395           $14,476
           Senior subordinated zero coupon note,
                  net of unamortized discount                   1,521             1,437
                                                              -------           -------
                                                              $16,916           $15,913
                                                              =======           =======

         In connection with the SunLink Acquisition, SunLink issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The senior subordinated note is due on January 31, 2006 with interest payable semi-annually either in cash or additional promissory notes through February 1, 2003 and in cash thereafter. An additional promissory note of $482 for interest from February 1, 2001 through May 31, 2001 was issued June 1, 2001 and the accrued interest payable at September 30, 2001 of $495 is included in the senior subordinated note. Accrued interest of $237 as of March 31, 2001 was included in the senior subordinated note at that date. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate; therefore, the note was discounted to market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809. The unamortized debt discount on the senior subordinated note was $2,582 and $2,761 at September 30, 2001 and March 31, 2001, respectively. The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is finally determined to be greater or lesser than an agreed-upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at September 30, 2001.

         The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than a market rate; therefore, the note was discounted to a market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594. The unamortized debt discount on the senior subordinated zero coupon note was $479 and $563 at September 30, 2001 and March 31, 2001, respectively.

         The discounts on the long-term debt were determined by the Corporation in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the specific debt instrument using the effective interest method. For the three months ended September 30, 2001, the Corporation recognized amortization expense on the discounts of $139.

         The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SunLink grant to the lender a security interest in and mortgage on collateral consisting of all SunLink's and its subsidiaries' real and personal property. However, the loan agreement also requires that the lender release the collateral if SunLink incurs senior indebtedness that meets certain conditions. The $3,000 short-term bridge loan satisfied these conditions. Consequently, the senior subordinated note and the senior subordinated zero coupon note are not presently collateralized. Upon repayment of the short-term loan, SunLink will be required to secure the senior subordinated note and the senior subordinated zero coupon note unless SunLink enters into a new loan for senior indebtedness meeting certain conditions. Also, each of the individual hospital subsidiaries of SunLink is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SunLink which in the aggregate does not exceed $15,000, other than debt incurred in connection with future acquisitions.

NOTE 7. - SUBSEQUENT EVENTS

         On October 5, 2001, the Corporation completed the previously announced sale of all the capital stock of its wholly-owned U.K. housewares subsidiary, Beldray, to senior officers of Beldray for nominal consideration. The sale was effected in connection with a U.K. court supervised arrangement under which Beldray refinanced its secured debt, certain unsecured creditors agreed to forgiveness of 75% of Beldray's current liabilities totaling approximately $3,000 and the Corporation's U.K. subsidiaries were released as guarantors of the secured debt. This forgiveness of debt will result in a non-cash extraordinary gain of approximately $3,000 and a corresponding non-cash loss of approximately $3,000 in discontinued operations in the quarter ending December 31, 2001. One of the Corporation's U.K. subsidiaries remains contingently liable as guarantor of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location, and one of the Corporation's U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any subsidiary is called upon to perform under the lease guarantee, or under certain other conditions.

         On November 5, 2001, the Corporation sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. ("Wyle") to LTS Holdings Inc. for $850 cash. A gain from discontinued operations of approximately $850 on the sale will be reported in the quarter ending December 31, 2001. The Corporation acquired the preferred stock in connection with the sale of its interest in Wyle to LTS Holdings Inc. in November 1999. The preferred stock had been recorded by the Corporation at a value of zero due to the highly leveraged nature of the management buyout transaction.

NOTE 8. -- COMPREHENSIVE LOSS

         Comprehensive loss for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive loss for the following periods was as follows:

                                                      THREE MONTHS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2000
                                                  -------------    -------------
       Net loss:                                    $  (346)          $ (585)
       Other comprehensive
        Income net of tax:
          Change in equity due to
             Foreign currency
                translation adjustments                (119)            (208)
             Minimum pension liability
              adjustment                                                  (7)
                                                    ------            ------

       Comprehensive loss                           $ (465)           $ (800)
                                                    ======            ======

NOTE 9. CONTINGENCIES

         As a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia, the federal government (the "Government") has reviewed certain medical records of two of SunLink's hospitals Chestatee Regional Hospital and Mountainside Medical Center (collectively, the "Hospitals") prior to their purchase by Sunlink. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law, including the False Claims Act 31 U.S.C. ss.ss. 3729. Based upon its review, the Government has projected that 103 Medicare claims by Chestatee, and 91 Medicare claims by Mountainside were coded improperly. Review and analysis of all medical records identified by the Government has been substantially completed and interviews have been conducted by both the U.S. Attorney's Office, Northern District, Georgia, and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provision of the False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability to the Hospitals in this matter could be as great as $1,500.

       The Corporation disputes and intends to vigorously resist all Government claims of any such improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or triple damages providing a settlement is reached between the parties. No audit has been conducted by the Government of any other SunLink hospitals in connection with pneumonia coding investigations. As of September 30, 2001, the Corporation accrued a liability associated with this investigation. Management believes the liability is a reasonable estimate of the future settlement of this investigation with the Government.

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

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy and management's outlook for each of its businesses and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation, general economic and business conditions in the U.S. and U.K., restrictions imposed by debt agreements, competition in the community hospital business, demographic changes, governmental budgetary constraints, the regulatory environment for the Corporation's businesses, consolidation and acquisition trends in the Corporation's businesses, competition in the acquisition market including the acquisition of hospitals and healthcare facilities, changes in exchange rates (including in Europe the effects of the European currency, the Euro), changes in prices of raw materials and services, the purchasing practices of significant customers, the availability of qualified management and staff personnel, including physicians, in each subsidiary, the functionality of the Corporation's computer systems and claims asserted against the Corporation for product liability and other claims from continuing and discontinued operations. See risks, uncertainties and other factors disclosed in more detail in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001.

CORPORATE BUSINESS STRATEGY

         The Corporation has redirected its business strategy toward the operation of community hospitals in the United States. SunLink Health Systems, Inc. operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 (the "SunLink Acquisition"). The community hospitals are operated by the Corporation's wholly-owned subsidiary, SunLink Healthcare Corp. ("SunLink"). On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom housewares subsidiary, Beldray and now no longer owns any operating businesses outside the United States. The Corporation changed its name to SunLink Health Systems, Inc. and changed its fiscal year end from March 31 to June 30 in August 2001.

FINANCIAL SUMMARY

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               ------------------------
                                                  2001           2000
                                               ------------------------
NET REVENUES:
Community hospital segment                     $ 21,549
                                               ========

LOSS FROM CONTINUING
OPERATIONS BEFORE
INCOME TAXES:

Community hospital segment                     $    577
Corporate expenses (U.S. and U.K.)                 (495)       $   (304)
                                               --------        --------
                                                     82            (304)
Interest expense                                   (688)             --
Interest income                                      14             138
                                               --------        --------
Loss from Continuing Operations
   Before Income Taxes                         $   (592)       $   (166)
                                               ========        ========

RESULTS OF OPERATIONS

         All of the Corporation's net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. No net revenues from continuing operations were reported for the quarter ended September 30, 2000 because the operations of the Corporation's two business segments during that period, U.K. housewares and child safety products, are reported in discontinued operations.

         The Corporation's U.S. community hospital segment reported aggregate net revenues of $21,549, a total of 4,067 adjusted admissions and revenues of $5,245 per adjusted admission for the quarter ended September 30, 2001. The Corporation added four new doctors at the six facilities during the quarter ended September 30, 2001. The Corporation seeks to increase adjusted admissions by attracting additional physicians to its hospitals and upgrading the services offered by its hospitals.

         Operating expenses including depreciation were $21,467 and $304 for the three quarters ended September 30, 2001 and 2000, respectively. The increase in the quarter ended September 30, 2001 was due to the inclusion of the community hospital segment in the current year. Salaries, wages and benefits were 49.5% of net revenues for the current quarter. The Corporation has undertaken cost control initiatives in each facility to reduce labor and other cost. However, the level of hospital and corporate costs is expected to remain relatively high until such time as the Corporation increases net revenues, whether by internal growth or acquisitions. Provision for bad debts was 13.1% of net revenues in the quarter, reflecting the Corporation's high level of self-pay patients. The Corporation is providing assistance to the hospitals in implementing additional business office systems and procedures designed to reduce bad debts. Supplies expense was 11.3% of net revenues for the quarter, reflecting a lower level and volume of specialty services performed in the Corporation's hospitals. The Corporation expects supplies expense to increase as additional specialty services are provided by its hospitals. Included as a reduction of other operating expenses for the three months ended September 30, 2001 is a gain on the sale of an operating asset of $19.

         Interest expense of $688 in the quarter ended September 30, 2001 resulted from the debt incurred in connection with the community hospitals acquired on February 1, 2001. Cash paid for interest during the quarter ended September 30, 2001 of $154 was on the short-term bridge loan only.

         No tax expense was recorded for the three months ended September 30, 2001 while an income tax benefit of $62 was recorded for the same period of the previous year. The prior year tax benefit was the result of a taxable loss in the U.K.

         The loss from continuing operations was $592 ($0.12 per share) in the quarter ending September 30, 2001 compared to a loss from continuing operations of $104 ($0.02 per share) in the comparable quarter last year. The operating profit of $82 for fiscal 2002 resulted from operating profit of $577 achieved by the community hospital segment offset by corporate expenses of $495. The prior year operating loss of $104 resulted from corporate expenses. The loss from continuing operations increased in the current year primarily due to the net interest expense of $688 for the current quarter compared to net interest income of $138 last year. The current year interest expense resulted from debt incurred in the February 1, 2001 purchase of community hospitals.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation used $306 of cash from operating activities during the quarter ended September 30, 2001 compared to a use of $240 during the comparable period last year. The cash used in the current year resulted primarily from a net increase in outstanding receivables of the community hospital segment and was offset in part by increased accounts payable, non-cash interest expense and accrued liabilities. The cash use in the quarter ended September 30, 2000 resulted from payment of corporate expenses.

         The Corporation expended $1,000 for capital improvements at its hospitals during the quarter ended September 30, 2001. In addition to routine capital expenditures of $744 during the quarter, primarily new and replacement equipment, the Corporation expended $208 for costs related to a replacement hospital in Jasper, Georgia and $48 for exterior renovations at Chilton Medical Center in Clanton, Alabama. Management believes an attractive physical facility assists in recruiting quality staff and physicians as well as attracting patients, and, subject to availability of financing, the Corporation expects to expend approximately $2,500 for capital expenditures during the twelve months ended June 30, 2002.

         At September 30, 2001, the Corporation had outstanding U.S. debt of $19,916, all of which was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses.

         The U.S. debt includes a short- term bridge loan of $3,000, a seller financed balloon note of $15,395 and a seller financed zero coupon note of $1,521. The short-term bridge loan was made to SunLink by a group of three private equity funds and matures February 1, 2002. The short-term loan bears interest at the prime rate plus 12.5% (18.5% at September 30, 2001) and the rate escalates monthly in increments of 2 % to a rate of prime plus 20.5% beginning January 2, 2002. The bridge loan had a balance of $3,000 at September 30, 2001 after the Corporation made a prepayment of $1,000 in August 2001. It is management's intention to repay or refinance the bridge loan prior to maturity, and is currently evaluating refinancing options with two potential lenders. The failure to refinance the short-term bridge loan could have a material adverse effect on the Corporation's financial position and results of operations.

         The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it was considered a below market interest rate, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and the Corporation presently intends to issue PIK notes for interest due through January 31, 2003. An additional promissory note was issued June 1, 2001 for $482 for interest from February 1, 2001 to May 31, 2001, and the interest accrued through September 30, 2001 of $495 has been included in the principal amount of the balloon note at September 30, 2001.

         The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at September 30, 2001.

         The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement. The Corporation has not to date made any claims for reduction of the zero coupon note.

         The Corporation believes it has adequate financing and liquidity in the U.S. to support its current level of operations. The Corporation is however, in the process of evaluating the working capital and capital project needs of its new healthcare subsidiary and seeking third-party refinancing of the $3,000 short-term bridge loan. There can be no assurance that the Corporation will be able to refinance this debt or fund all of its identified capital project needs. The Corporation disposed of its U.K. housewares business in October 2001 and received no net proceeds from the disposal.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation is exposed to interest rate changes, primarily as a result of our U.S. short-term bridge loan. No action has been taken to cover interest rate market risk, and the Corporation is not a party to any interest rate market risk management activities.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Federal government (the "Government") reviewed certain medical records of two of the SunLink hospitals, Chestatee Regional Hospital ("Chestatee") and Mountainside Medical Center ("Mountainside") (collectively, the "Hospitals"), prior to their purchase by SunLink, as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law including the Federal False Claims Act. 31 U.S.C. ss.ss. 3729 et. seq. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee and 91 Medicare claims were coded improperly by Mountainside. SunLink believes the review and analysis of all medical records identified by the Government has been substantially completed, and interviews have been conducted by both the U.S. Attorney's Office for the Northern District of Georgia and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provisions of the Federal False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability of the Hospitals in this matter could be as high as $1.5 million. The Corporation disputes and intends to vigorously resist all claims based upon any such allegedly improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or treble damages if a settlement is reached between the parties. To management's knowledge, no audit has been conducted by the Government of any other SunLink facility in connection with pneumonia coding investigations. Under the terms of the Stock Purchase Agreement between SunLink and NetCare Health Systems, Inc. ("Seller") for SunLink's purchase of the six community hospitals, SunLink would be responsible for any settlement relating to the claims against the Hospitals arising prior to their purchase by SunLink, but has limited right of indemnification from the Seller for any future claims which were not disclosed at the date of purchase.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 20, 2001, the Corporation held its Annual Meeting of Shareholders. At the meeting, (i) four directors, James J. Mulligan, Ronald J. Vannuki, Dr. Steven J. Baileys and Michael W. Hall were elected to two year terms of office expiring at the Annual Meeting of Shareholders in 2003, (ii) a proposed amendment the Corporation's Amended Articles of Incorporation to change the name of the Corporation to "SunLink Health Systems, Inc." was adopted, (iii) a proposed amendment to the Corporation's Code of Regulations to change the date of the Annual Meeting of Shareholders to reflect the change in the Corporation's fiscal year-end to June 30 as described in the 2001 proxy statement was adopted,
(iv) the 2001 Long Term Stock Option Plan as described in the 2001 proxy statement was approved and (v) the 2001 Outside Directors' Stock Ownership and Stock Option Plan as described in the 2001 proxy statement was approved. 3,950,636 shares were voted in favor of electing Mr. Mulligan and 21,943 shares were withheld. 3,955,902 shares were voted in favor of electing Mr. Vannuki and 16,677 shares were withheld. 3,955,944 shares were voted in favor of electing Dr. Baileys and 16,585 shares were withheld. 3,924,869 shares were voted in favor of electing Mr. Hall and 47,710 shares were withheld. 3,961,922 shares were voted in favor of adopting the amendment to the Corporation's Amended Articles of Incorporation to change the name of the Corporation to "SunLink Health Systems, Inc.", 6,989 shares were voted against, 3,668 shares abstained and 1,003,763 broker shares were not voted. 3,965,840 shares were voted in favor of adopting the amendment to the Corporation's Code of Regulations to change the date of the Annual Meeting of Shareholders to reflect the change in the Corporation's fiscal year-end to June 30 as described in the 2001 proxy statement, 4,343 shares were voted against, 2,432 shares abstained and 1,003,763 broker shares were not voted. 2,222,698 shares were voted in favor of adopting the 2001 Long Term Stock Option Plan as described in the 2001 proxy statement, 171,970 shares were voted against, 220,523 shares abstained and 1,352,388 broker shares were not voted. 2,215,173 shares were voted in favor of adopting the 2001 Outside Directors' Stock Ownership and Stock Option Plan as described in the 2001 proxy statement, 157,737 shares were voted against, 247,281 shares abstained and 1,352,388 brokers shares were not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit 3.1 - Code of Regulations of SunLink Health Systems, Inc.

(B) Exhibit 3.2 - Certificate of Amendment by Shareholders to Amended Articles of Incorporation of SunLink Health Systems, Inc.

(C) Exhibit 10.1 - Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000.

(D) Exhibit 10.2 - Counterpart/Revisionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000.

(E) Exhibit 10.3 - Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000.

(F) Exhibit 10.4 - Lease between Barton Industrial Park Limit, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979

(G)      Exhibit 10.5 - 2001 Long-Term Stock Option Plan

(H)      Exhibit 10.6 - 2001 Outside Directors' Stock Ownership and Stock Option
         Plan

(I) Reports on Form 8-K - During the quarter ended September 30, 2001, the Corporation filed one report on Form 8-K. The report was dated September 6, 2001 reporting "Item 5." Other Events which reported that the Corporation's shareholders had approved the changing of the corporate name to SunLink Health Systems, Inc. The report also reported "Item 8." Change in Fiscal Year which reported that the Corporation had changed its fiscal year end from March 31 to June 30. In addition, on October 19, 2001, the Corporation filed a report on Form 8-K reporting "Item 2." Acquisition or Disposition of Assets, related to the sale of all of the capital stock of Beldray Limited on October 5, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SunLink Health Systems, Inc.

                                           By:    /s/ Mark J. Stockslager
                                                  -------------------------
                                                   Mark J. Stockslager
                                                   Principal Accounting Officer





Dated:   November 14, 2001