Form 10-Q
period 2001-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2002-02-12
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    -----------------

COMMISSION FILE NUMBER  1-12607

                          SUNLINK HEALTH SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                       31-0621189
                  ---------                                   -------------
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
                OR ORGANIZATION)                            IDENTIFICATION NO.)

            900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
           -----------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (770) 933-7000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes [X] No [ ]

         The number of Common Shares, without par value, outstanding as of February 5, 2002 was 4,976,342.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               DECEMBER 31,          MARCH 31,
                                                                                                    2001                2001
                                                                                               ------------          ---------
                                                               ASSETS
Current Assets:
     Cash and cash equivalents                                                                   $   1,158           $   3,186
     Receivables - net                                                                              10,348              10,878
     Inventories                                                                                     1,797               1,759
     Prepaid expenses and other                                                                      1,189               1,670
                                                                                                 ---------           ---------
         Total Current Assets                                                                       14,492              17,493

Property, Plant and Equipment, At Cost                                                              27,645              26,917
     Less accumulated depreciation and amortization                                                  1,080                 202
                                                                                                 ---------           ---------
         Property, Plant and Equipment - Net                                                        26,565              26,715

Net Noncurrent Assets of Discontinued Operations                                                        --               3,263
Other Assets                                                                                            18                 240
                                                                                                 ---------           ---------

                    Total Assets                                                                 $  41,075           $  47,711
                                                                                                 =========           =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                            $   3,155           $   3,947
     Third-party payor settlements                                                                   6,741               6,041
     Short-term debt                                                                                    --               4,000
     Accrued expenses                                                                                5,735               5,584
     Income taxes payable                                                                               56                  56
     Net current liabilities of discontinued operations                                                122               1,109
                                                                                                 ---------           ---------
         Total Current Liabilities                                                                  15,809              20,737

Lont-Term Liabilities:
     Long-term debt                                                                                 17,527              15,913
     Noncurrent liability for general and professional liability risks                                 381                 531
     Noncurrent liabilities of discontinued operations                                               1,766                 899
                                                                                                 ---------           ---------
         Total Long-term Liabilities                                                                19,674              17,343

Shareholders' Equity:
     Common shares, no par value:
         Issued and outstanding, 4,976 at December 31, 2001
             and March 31, 2001                                                                      2,488               2,488
     Additional paid-in capital                                                                      3,604               3,604
     Retained earnings (deficit)                                                                      (232)              3,650
     Accumulated other comprehensive loss                                                             (268)               (111)
                                                                                                 ---------           ---------
         Total Shareholders' Equity                                                                  5,592               9,631
                                                                                                 ---------           ---------

                    Total Liabilities and Shareholders' Equity                                   $  41,075           $  47,711
                                                                                                 =========           =========

See notes to condensed consolidated financial statements

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------           ---------
Net Revenues                                                                                     $  21,590           $      --

Operating Expenses:
     Salaries, wages and benefits                                                                   10,720                 197
     Provision for bad debts                                                                         2,569
     Supplies                                                                                        2,326
     Purchased services                                                                              1,864
     Other operating expenses                                                                        2,851                  55
     Rents and leases                                                                                  533                   8
     Depreciation and amortization                                                                     329                   2
     Gain on sales of property and equipment                                                          (310)
                                                                                                 ---------           ---------

Operating Profit (Loss)                                                                                708                (262)

Other Income (Expense):
     Interest expense                                                                                 (687)
     Interest income                                                                                     5                 129
                                                                                                 ---------           ---------

Earnings (Loss) From Continuing Operations, Net of
     Income Taxes                                                                                       26                (133)

Discontinued Operations:
     Loss from operations of Housewares Segment                                                                           (204)
     Loss on disposal of Housewares Segment                                                         (3,010)
     Earnings (Loss) from operations of Life Sciences
         and Engineering and Child Safety Segments
         (net of tax expense of $0 and $31, respectively)                                              839                (112)
                                                                                                 ---------           ---------

Loss from Discontinued Operations                                                                   (2,171)               (316)
                                                                                                 ---------           ---------

Loss before Extraordinary Item                                                                      (2,145)               (449)

Extraordinary Item:
     Gain on creditor voluntary reorganization of
         Housewares Segment                                                                          2,926
                                                                                                 ---------           ---------

         Net Earnings (Loss)                                                                     $     781           $    (449)
                                                                                                 =========           =========

Earnings (Loss) Per Share:
     Continuing Operations:
         Basic                                                                                   $    0.01           $   (0.03)
                                                                                                 =========           =========
         Diluted                                                                                 $    0.00           $   (0.03)
                                                                                                 =========           =========

     Net Earnings (Loss):
         Basic                                                                                   $    0.16           $   (0.09)
                                                                                                 =========           =========
         Diluted                                                                                 $    0.15           $   (0.09)
                                                                                                 =========           =========

Weighted-Average Common Shares Outstanding:
         Basic                                                                                       4,976               4,976
                                                                                                 =========           =========
         Diluted                                                                                     5,277               4,976
                                                                                                 =========           =========

See notes to condensed consolidated financial statements

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------           ---------
Net Revenues                                                                                     $  43,139           $      --

Operating Expenses:
     Salaries, wages and benefits                                                                   21,382                 337
     Provision for bad debts                                                                         5,391                  --
     Supplies                                                                                        4,757                  --
     Purchased services                                                                              3,646                  --
     Other operating expenses                                                                        5,829                 211
     Rents and leases                                                                                1,056                  15
     Depreciation and amortization                                                                     617                   3
     Gain on sales of property and equipment                                                          (329)
                                                                                                 ---------           ---------

Operating Profit (Loss)                                                                                790                (566)

Other Income (Expense):
     Interest expense                                                                               (1,375)                 --
     Interest income                                                                                    19                 267
                                                                                                 ---------           ---------

Loss From Continuing Operations Before
     Income Taxes                                                                                     (566)               (299)

Income Tax Benefit                                                                                      --                 (62)
                                                                                                 ---------           ---------

Loss From Continuing Operations                                                                       (566)               (237)

Discontinued Operations:
     Loss from operations of Housewares Segment                                                                           (430)
     Loss on disposal of Housewares Segment                                                         (2,756)
     Earnings (Loss) from operations of Life Sciences
         and Engineering and Child Safety Segments
         (net of tax expense of $0 and $97, respectively)                                              831                (367)
                                                                                                 ---------           ---------

Loss from Discontinued Operations                                                                   (1,925)               (797)

Loss before Extraordinary Item                                                                      (2,491)             (1,034)

Extraordinary Item:
     Gain on creditor voluntary reorganization of
         Housewares Segment                                                                          2,926
                                                                                                 ---------           ---------

Net Earnings (Loss)                                                                              $     435           $  (1,034)
                                                                                                 =========           =========

Earnings (Loss) Per Share:
     Continuing Operations:
         Basic                                                                                   $   (0.11)          $   (0.05)
                                                                                                 =========           =========
         Diluted                                                                                 $   (0.11)          $   (0.05)
                                                                                                 =========           =========

     Net Earnings (Loss):
         Basic                                                                                   $    0.09           $   (0.21)
                                                                                                 =========           =========
         Diluted                                                                                 $    0.09           $   (0.21)
                                                                                                 =========           =========

Weighted-Average Common Shares Outstanding:
         Basic                                                                                       4,976               4,976
                                                                                                 =========           =========
         Diluted                                                                                     4,976               4,976
                                                                                                 =========           =========

See notes to condensed consolidated financial statements

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                           DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------           ---------
Net Cash Provided by (Used in) Operating Activities                                              $   1,026           $    (601)

Cash Flows From Investing Activities:
     Proceeds from sale of property and equipment                                                    1,863
     Proceeds from sale of LTS Holdings, Inc. preferred stock                                          850
     Expenditures for property, plant and equipment                                                 (2,084)                 --
                                                                                                 ---------           ---------

         Net Cash Provided by Investing Activities                                                     629                  --

Cash Flows From Financing  Activities:
     Payment of short-term debt                                                                     (4,000)
                                                                                                 ---------           ---------

         Net Cash Used In Financing Activities                                                      (4,000)

     Effect of Exchange Rate Changes on Cash                                                             4                  --
                                                                                                 ---------           ---------

Net Decrease in Cash and Cash Equivalents                                                           (2,341)               (601)

Cash and Cash Equivalents at Beginning of Period                                                     3,499               6,734
                                                                                                 ---------           ---------

Cash and Cash Equivalents at End of Period                                                       $   1,158           $   6,133
                                                                                                 =========           =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
     Interest                                                                                    $     321
                                                                                                 =========

Noncash Investing and Financing Activities:
     Long-term debt issued as payment-in-kind for interest payable                               $   1,031
                                                                                                 =========
     Capital leases                                                                              $     105
                                                                                                 =========

See notes to condensed consolidated financial statements.

                          SUNLINK HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

NOTE 1. -- BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2001 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (the "Corporation") (formerly known as KRUG International Corp.) Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. -- BUSINESS OPERATIONS AND CORPORATE STRATEGY

         The Corporation redirected its business strategy toward the operation of community hospitals in the United States in fiscal 2001. SunLink Health Systems, Inc. currently operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 (the "SunLink Acquisition"). The community hospitals are operated through its wholly-owned subsidiary, SunLink Healthcare Corp. ("SunLink"). On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom ("U.K.") housewares subsidiary, Beldray Limited ("Beldray"), and no longer has any operating businesses outside the United States. See Note 3 - "Discontinued Operations." The Corporation changed its name to SunLink Health Systems, Inc. and changed its fiscal year end from March 31 to June 30 in August 2001.

NOTE 3. -- DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN

         Housewares Segment - Beldray, the Corporation's U.K. housewares subsidiary, was sold on October 5, 2001. The sale was effected in connection with a U.K. court supervised arrangement under which Beldray refinanced its secured debt, certain unsecured creditors agreed to forgiveness of 75% of Beldray's current liabilities totaling $2,926, and the Corporation's U.K. subsidiaries were released as guarantors of the secured debt. This forgiveness of liabilities resulted in a non-cash extraordinary gain of $2,926. During the quarter ended December 31, 2001, a loss from discontinued operations of $3,010 related to the disposal of Beldray was reported. The loss resulted from a larger than estimated loss on disposal due to change in the cost basis of Beldray caused by the forgiveness of $2,926 of liabilities and adjustments to the foreign currency component of the Corporation's shareholders' equity related to the housewares segment.

         During the six months ended December 31, 2001, a loss from discontinued operations of $2,756 related to the disposal of the housewares segment was reported. The loss resulted from the larger than estimated loss on disposal, realized currency gains on certain transactions and adjustments to the foreign currency translation adjustment component of the Corporation's shareholders' equity related to the housewares segment.

         Net current liabilities of discontinued operations of $122 at December 31, 2001 represent remaining estimated costs and expenses related to the disposal of the housewares segment. The noncurrent liability of discontinued operations relating to the housewares segment of $984 at December 31, 2001 represents a reserve for long-term expenses related to a guarantee by a U.K. subsidiary of the Beldray lease. One of the Corporation's U.K. subsidiaries remains contingently liable as guarantor of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location, and one of the Corporation's U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any subsidiary is called upon to perform under the lease guarantee, or under certain other conditions. Revenues of Beldray were $6,098 and $14,007 for the six months ended December 2001 and 2000, respectively, and $7,026 for the three months ended December 31, 2000.

         Life Sciences and Engineering Segment - On November 5, 2001, the Corporation sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. ("Wyle"), to LTS Holdings Inc. for $850 cash. The Corporation acquired the preferred stock in November 1999 in connection with the sale of its interest in Wyle to LTS Holdings Inc. The preferred stock had been recorded by the Corporation at a value of zero due to the highly leveraged nature of LTS Holdings Inc. Earnings from discontinued operations of this segment of $839 in the quarter ending December 31, 2001 include the gain on the sale of the shares of $846 and pension expense of $7.

         Child Safety Segment - On January 29, 2001, the Corporation sold its European child safety subsidiary, Klippan Limited ("Klippan"). The results of Klippan for the three and six periods ended December 31, 2000 are therefore reported in discontinued operations. Revenue of Klippan was $3,078 and $5,952 for the three and six months ended December 31, 2000, respectively.

         Industrial Segment - In fiscal 1989, the Corporation discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. The noncurrent liability of discontinued operations relating to the industrial segment at December 31, 2001 and March 31, 2001 was $782 and $899, respectively, which represents the reserve for any such claims.

         The Corporation has over the past twelve years discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments, as well as the U.K. housewares segment. Reserves relating to discontinued operations represent management's best estimate of the Corporation's possible liability for property, product liability and other claims for which it may incur liability. These estimates are based on management's judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce certain of its product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

NOTE 4. -- RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Corporation does not believe the adoption of SFAS 141 will have a material impact on its consolidated financial statements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which the Corporation will adopt July 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassifications of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation does not believe the adoption of SFAS 142 will have a material impact on its consolidated financial statements because it recorded no goodwill or other intangibles in connection with the SunLink Acquisition. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, the Corporation will adopt this new accounting standard on July 1, 2002. The Corporation has not yet evaluated what the impact of the adoption of SFAS 144 will have on its consolidated financial statements.

NOTE 5. -- GAIN ON SALES OF PROPERTY AND EQUIPMENT

         On December 21, 2001, the Corporation sold its 60-bed nursing home in Jasper, Georgia for $1,550 cash. A gain of $310 on the sale is reported as a reduction of operating expenses in gain on sales of property and equipment for the three and six months ended December 31, 2001.

NOTE 6. --  SHORT-TERM DEBT

         In connection with the SunLink Acquisition, the Corporation entered into a short-term bridge loan with three separate private equity funds in the original amount of $4,000, which was due February 1, 2002. Prepayments of $1,000 each were made on the bridge loan in August and December 2001, respectively, with funds from the sale of excess land, funds generated internally from hospital operations and from available cash. The proceeds of the Jasper nursing home sale (see Note 5 - Gain on Sale of Property and Equipment) of $1,550 and existing funds were used to pay off the remaining $2,000 balance of the bridge loan on December 21, 2001.

NOTE 7. -- LONG-TERM DEBT

                                                             DECEMBER 31              MARCH 31,
                                                                 2001                    2001
                                                             -----------              ---------
           Senior subordinated note, net of
              unamortized discount                            $  15,872               $  14,476
           Senior subordinated zero coupon note,
              net of unamortized discount                         1,566                   1,437
           Capital leases                                            89                      --
                                                               --------                --------
                                                               $ 17,527                $ 15,913
                                                               ========                ========

         In connection with the SunLink Acquisition, SunLink issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The senior subordinated note is due on January 31, 2006 with interest payable semi-annually either in cash or additional promissory notes through February 1, 2003 and in cash thereafter. Additional promissory notes of $1,225 for interest from February 1, 2001 through November 30, 2001 have been issued and the accrued interest payable at December 31, 2001 of $129 is included in the senior subordinated note. Accrued interest of $237 as of March 31, 2001 was included in the senior subordinated note at that date. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809. The unamortized debt discount on the senior subordinated note was $2,482 and $2,761 at December 31, 2001 and March 31, 2001, respectively. The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is determined to be greater or lesser than an agreed-upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at December 31, 2001.

         The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance; therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594. The unamortized debt discount on the senior subordinated zero coupon note was $434 and $563 at December 31, 2001 and March 31, 2001, respectively.

         The discounts on the long-term debt were determined by the Corporation in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the specific debt instrument using the effective interest method. For the three and six months ended December 31, 2001, the Corporation recognized amortization expense on the discounts of $145 and $283, respectively.

         The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SunLink grant to the lender a security interest in and mortgage on collateral consisting of all SunLink's and its subsidiaries' real and personal property, unless SunLink has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note are not presently collateralized. Each of the individual hospital subsidiaries of SunLink is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SunLink which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

NOTE 8. -- SUBSEQUENT EVENTS

         On January 4, 2002, the Corporation closed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving line of credit is based upon, among other things, a borrowing based keyed to the level of SunLink's receivables. The Corporation does not expect to draw on the revolving line of credit until later in its fiscal year ending June 30, 2002. The net proceeds from the term loan of $5,800 will be used for working capital and to fund a portion of the Corporation's hospital capital projects which include a new replacement hospital in Jasper, Georgia and a new emergency room at its hospital in Ellijay, Georgia.

NOTE 9. -- COMPREHENSIVE EARNINGS (LOSS)

         Comprehensive earnings (loss) for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive loss for the following periods was as follows:

                                                                                                    THREE MONTHS ENDED
                                                                                                --------------------------
                                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                                 2001               2000
                                                                                             ------------       ------------
         Net earnings (loss):                                                                    $  781           $    (449)
         Other comprehensive
          Income net of tax:
            Change in equity due to
               Foreign currency
                  Translation adjustments                                                           (31)                201
                                                                                                 ------           ---------
         Comprehensive earnings (loss)                                                           $  750           $    (248)
                                                                                                 ======           =========

                                                                                                     SIX MONTHS ENDED
                                                                                                --------------------------
                                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                                 2001               2000
                                                                                             ------------      ------------
         Net earnings (loss):                                                                   $  435           $  (1,034)
         Other comprehensive
          Income net of tax:
            Change in equity due to
               Foreign currency
                  translation adjustments                                                         (150)                 (7)
               Minimum pension liability
                  adjustment                                                                        --                  (7)
                                                                                                ------           ---------

         Comprehensive earnings (loss)                                                          $  285           $  (1,048)
                                                                                                ======           =========

NOTE 10. -- CONTINGENCIES

         As a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia, the federal government (the "Government") has reviewed certain medical records of two of SunLink's hospitals, Chestatee Regional Hospital and Mountainside Medical Center (collectively, the "Hospitals") prior to their purchase by SunLink. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law, including the False Claims Act 31 U.S.C. ss. 3729. Based upon its review, the Government has projected that 103 Medicare claims by Chestatee, and 91 Medicare claims by Mountainside were coded improperly. Review and analysis of all medical records identified by the Government has been substantially completed and interviews have been conducted by both the U.S. Attorney's Office, Northern District, Georgia, and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provision of the False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability to the Hospitals in this matter could be as great as $1,500, inclusive of double damages.

         The Corporation disputes and intends to vigorously resist all Government claims of any such improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or triple damages providing a settlement is reached between the parties. No audit has been conducted by the Government of any other SunLink hospital in connection with the pneumonia coding investigations. At December 31, 2001, the Corporation has accrued a liability associated with this investigation. Management believes the liability is a reasonable estimate of the future settlement of this investigation with the Government.

         As discussed in Note 3 - "Discontinued Operations and Extraordinary Gain" , one of the Corporation's U.K. subsidiaries remains contingently liable as guarantor of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location. A reserve of $984 is accrued at December 31, 2001 relating to this contingent liability.

         Reserves relating to discontinued operations represent management's best estimates of the Corporation's possible liability for the contingent liabilities of discontinued operations. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

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

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation's business strategy, management's outlook for each of its businesses, and the sufficiency of the Corporation's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation:

- general economic and business conditions in the U.S. both nationwide and in the states in which the Corporation operates hospitals;

-        claims under guarantees relating to former subsidiaries;

- claims for product and environmental liabilities from continuing and discontinued operations;

-        restrictions imposed by debt agreements;

-        the highly competitive nature of the U.S. community hospital business;

-        demographic changes;

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

- the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

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

- the cost and availability of insurance coverage including professional liability (e.g., malpractice) and general liability insurance;

- the efforts of insurers, healthcare providers and others to contain healthcare costs;

- the impact on hospital services of the treatment of patients in lower acuity healthcare settings, with drug therapy or via alternative healthcare services;

-        the possible enactment of Federal or state healthcare reform;

-        changes in medical and other technology;

- increases in prices of materials and services utilized in the Corporation's hospital operations;

- the availability of and the Corporation's ability to attract and retain qualified management and staff personnel and physicians for the Corporation's hospital operations;

-        changes in exchange rates;

-        the functionality of the Corporation's computer systems; and

-        changes in accounting principles generally accepted in the U.S.;

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

CORPORATE BUSINESS STRATEGY

         The Corporation redirected its business strategy in fiscal 2001 toward the operation of community hospitals in the United States. SunLink Health Systems, Inc. currently operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 (the "SunLink Acquisition"). The community hospitals are operated by the Corporation's wholly-owned subsidiary, SunLink Healthcare Corp. ("SunLink"). On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom housewares subsidiary, Beldray and now no longer owns any operating businesses outside the United States. In August 2001, the Corporation changed its name to SunLink Health Systems, Inc. from KRUG International Corp. and changed its fiscal year end from March 31 to June 30.

FINANCIAL SUMMARY

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        DECEMBER 31,                          DECEMBER 31,
                                                               ---------------------------           ---------------------------
                                                                  2001               2000               2001              2000
                                                               ---------           -------           ---------           -------
NET REVENUES:
Community hospital segment                                     $  21,590                             $  43,139
                                                               =========                             =========

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:

Community hospital segment                                     $   1,089                             $   1,666
Corporate expenses (U.S. and U.K.)                                  (381)          $  (262)               (876)          $  (566)
                                                               ---------           -------           ---------           -------
                                                                     708              (262)                790              (566)

Interest expense                                                    (687)               --              (1,375)
Interest income                                                        5               129                  19               267
                                                               ---------           -------           ---------           -------
Earnings (Loss) from Continuing
   Operations Before Income Taxes                              $      26           $  (133)          $    (566)          $  (299)
                                                               =========           =======           =========           =======

RESULTS OF OPERATIONS

         All of the Corporation's net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. No net revenues from continuing operations were reported for the three and six months ended December 31, 2000 because the operations of the Corporation's two business segments during that period, U.K. housewares and child safety products, were reported in discontinued operations.

         The Corporation's U.S. community hospital segment reported aggregate net revenues of $21,590, a total of 3,927 adjusted admissions and revenues per adjusted admission of $5,498 for the quarter ended December 31, 2001. Community hospital net revenues for the six months ended December 31, 2001 were $43,139 with a total of 7,994 adjusted admissions and revenues per adjusted admission of $5,342. Net revenues were relatively flat in the December 31, 2001 quarter compared to the September 30, 2001 quarter. Adjusted admissions declined approximately 3% in the December quarter compared to the September quarter reflecting primarily seasonal volume activity, although revenue per adjusted admission increased 3% in the quarter, reflecting more intense services. The Corporation added ten new doctors at the six facilities during the six months ended December 31, 2001. The Corporation seeks to increase adjusted admissions by attracting additional physicians to its hospitals and upgrading the services offered by its hospitals.

         Operating expenses including depreciation were $21,192 and $262 for the quarters ended December 31, 2001 and 2000, respectively. The increase in operating expenses in the quarter ended December 31, 2001 was due to the inclusion of the community hospital segment in the current year. Salaries, wages and benefits were 49.6% of net revenues for the current quarter. This percentage is relatively unchanged from the quarter ended September 30, 2001. The Corporation has undertaken cost control initiatives in each facility to reduce labor and other costs. However, the level of hospital and corporate costs is expected to remain relatively high as a percentage of net revenues until such time as the Corporation increases net revenues, whether by internal growth or acquisitions. Provision for bad debts was 11.9% of net revenues in the quarter, reflecting the Corporation's high level of self-pay patients, a decrease from 13.1% in the quarter ended September 30, 2001. The Corporation is providing assistance to the hospitals in implementing additional business office systems and procedures designed to further reduce bad debts. Supplies expense was 10.8% of net revenues for the quarter, reflecting a lower level and volume of specialty services performed in the Corporation's hospitals. The Corporation expects supplies expense to increase as additional specialty services are provided by its hospitals.

         Interest expense of $687 and $1,375 for the three and six months ended December 31, 2001 resulted from the debt incurred in connection with the acquisition of the community hospitals on February 1, 2001. Cash paid for interest during the three and six months ended December 31, 2001 of $178 and $332, respectively, was on the short-term bridge loan only.

         On December 21, 2001, the Corporation sold its 60-bed nursing home in Jasper, Georgia for $1,550 cash. A gain of $310 on the sale was reported as a reduction of operating expenses in the December quarter. The nursing home is on the campus of the existing Jasper hospital which is being replaced by a new facility approximately five miles away. The Corporation sold the nursing home to concentrate its management and capital resources on the replacement hospital.

         No tax expense was recorded for the three and six months ended December 31, 2001 while an income tax benefit of $62 was recorded for the three and six months ended December 31, 2000. The prior year tax benefit was the result of a taxable loss in the U.K. The Corporation has a net operating loss carryforward in the U.S. of approximately $7,000 at December 31, 2001. The Corporation has provided a valuation allowance for the entire amount of the U.S. net operating loss carryforward as it is management's assessment that it is more likely than not that none of the deferred tax asset generated by this net operating loss carryforward will realized through future taxable earnings or implementation of tax planning strategies.

         The earnings from continuing operations were $26 ($0.01 per share) in the quarter ended December 31, 2001 compared to a loss from continuing operations of $133 ($0.03 per share) in the comparable quarter last year. The operating profit of $708 for the three months ended December 31, 2001 resulted from operating profit of $1,089 (which includes $310 gain on sale of a nursing home) achieved by the community hospital segment offset by corporate expenses of $381. The prior year operating loss of $262 resulted from corporate expenses. The current year interest expense resulted from debt incurred in the February 1, 2001 purchase of the six community hospitals.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation generated $1,026 of cash from operating activities during the six months ended December 31, 2001 compared to a use of $601 during the comparable period last year. The cash generated in the current year resulted primarily from a net decrease in outstanding receivables and prepaid expenses of the community hospital segment, offset by a decrease in accounts payable. The cash used in the quarter ended December 31, 2000 resulted from payment of corporate expenses.

         On January 4, 2002, the Corporation closed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowing under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of SunLink's receivables which, based upon SunLink's estimates, would provides current borrowing capacity of approximately $6,100 at December 31, 2001. If the amount or quality of receivables is lower than expected, the Corporation's borrowing capacity under the revolving line of credit will also be lower. If the Corporation experiences a material adverse change in its businesses, assets, financial condition, management, or operations, or the value of the collateral securing the credit facility, the Corporation may be unable to draw on the revolving line of credit. The Corporation does not expect to draw on the revolving line of credit until later in its fiscal year ending June 30, 2002. The net proceeds from the term loan of $5,800 will be used for working capital and to fund a portion of its hospital capital projects which include a replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The Corporation disposed of its U.K. housewares business in October 2001 and received no net proceeds from the disposal.

         The Corporation believes it has adequate financing and liquidity in the U.S. to support its current level of operations. The principal current sources of liquidity are the new revolving line of credit, the new term loan facility and cash generated from operations of the community hospital segment. The availability under the revolving credit facility is based upon a borrowing base keyed to the levels of SunLink's receivables. This availability, currently estimated at $6,100, could be adversely effected by decreases in receivables due to lower demand for SunLink's services by patients, change in patient payers mix, changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely effected by lower demand for SunLink's services by patients, higher operating costs (including but not limited to salaries wages and benefits, provisions for bad debts and other operating expenses of general liability and other insurance costs and cost of pharmaceutical drugs), changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

         The Corporation's contractual obligations related to long-term debt, capital lease obligations and noncancellable operating leases at December 31, 2001 were as follows:

Contractual Obligations

Payments                         Long-Term       Capital Lease          Operating
due in:                             Debt          Obligations             Leases
--------                         ---------       -------------          ---------
1 year                                 --                16                   997
2 years                                                  16                   951
3 years                             1,566                16                   846
4 years                                                  16                   323
5 years                            15,872                16                   185
more than 5 years                                        25                   193
                                ---------            ------              --------
                                $  17,438            $  105              $  3,495
                                =========            ======              ========

         The Corporation expended $2,084 for capital improvements at its hospitals during the six months ended December 31, 2001. In addition to routine capital expenditures of $1,405 during the six months, primarily new and replacement equipment, the Corporation expended $454 for costs related to the replacement hospital in Jasper, Georgia and $225 for exterior renovations at Chilton Medical Center in Clanton, Alabama. Management believes an attractive physical facility assists in recruiting quality staff and physicians as well as attracting patients. Subject to availability of financing, the Corporation expects to expend approximately $3,600 for capital expenditures during the six months ended June 30, 2002, approximately $2,500 will be used for the replacement Jasper, Georgia hospital. The total committed cost of the new Jasper hospital is approximately $11,500, of which $1,200 has been expended at December 31, 2001. The new hospital will be funded by the new term loan and revolving line of credit and cash generated from operations of the community hospital segment.

         At December 31, 2001, the Corporation had outstanding U.S. debt of $17,543, of which $17,438 was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses and $105 related to capital leases. The U.S. debt includes a seller financed balloon note of $15,872 and a seller financed zero coupon note of $1,566. The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and the Corporation presently intends to issue PIK notes for interest due through January 31, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to November 30, 2001 totaling $1,225 and the interest accrued through December 31, 2001 of $129 has been included in the principal amount of the balloon note at December 31, 2001.

         The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at December 31, 2001.

         The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement. The Corporation has not to date made any claims for reduction of the zero coupon note.

         Contingent obligations remain relating to product liability claims for products manufactured and sold before the disposal of the Corporation's discontinued industrial segment in fiscal 1989, and for guarantees of certain obligations of former subsidiaries. The Corporation has $984 accrued at December 31, 2001 related to a lease guarantee by a U.K. subsidiary for a lease covering a portion of former housewares segment manufacturing facility.

RELATED PARTIES

         Two directors of the Corporation are members of two different law firms. The Corporation has paid $168 for legal services to these law firms in the six months ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation is currently exposed to interest rate changes, primarily as a result of the revolver under the new credit facility. No action has been taken to cover interest rate market risk, and the Corporation is not a party to any interest rate market risk management activities.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Federal government (the "Government") reviewed certain medical records of two of the SunLink hospitals, Chestatee Regional Hospital ("Chestatee") and Mountainside Medical Center ("Mountainside") (collectively, the "Hospitals"), prior to their purchase by SunLink, as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals' submission of those claims violated applicable law, including the Federal False Claims Act. 31 U.S.C. ss. 3729 et. seq. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee and 91 Medicare claims were coded improperly by Mountainside. SunLink believes the review and analysis of all medical records identified by the Government has been substantially completed, and interviews have been conducted by both the U.S. Attorney's Office for the Northern District of Georgia and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government's projections and the application of the multiple damage provisions of the Federal False Claims Act, the Corporation estimates that, if the Government's projections were substantiated, the total potential aggregate liability of the Hospitals in this matter could be as high as $1,500. The Corporation disputes and intends to vigorously resist all claims based upon any such allegedly improper coding and believes the Government's projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or treble damages if a settlement is reached between the parties. To management's knowledge, no audit has been conducted by the Government of any other SunLink facility in connection with pneumonia coding investigations. Under the terms of the Stock Purchase Agreement between SunLink and NetCare Health Systems, Inc. ("Seller") for SunLink's purchase of the six community hospitals, SunLink would be responsible for any settlement relating to the claims against the Hospitals arising prior to their purchase by SunLink, but has limited right of indemnification from the Seller for any future claims which were not disclosed at the date of purchase.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Reports on Form 8-K - During the quarter ended December 31, 2001, the Corporation filed a report on Form 8-K reporting "Item 2." Acquisition or Disposition of Assets, related to the sale of all of the capital stock of Beldray Limited on October 5, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SunLink Health Systems, Inc.



                                       By: /s/ Mark J. Stockslager
                                           ------------------------------------
                                           Mark J. Stockslager
                                           Principal Accounting Officer

Dated:   February 12, 2002