Form 10-Q
period 2002-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2002-05-08
CIK 96793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to ................................

Commission File Number 1-12607

SUNLINK HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0621189
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339
(Address of principal executive offices)
(Zip Code)

(770) 933-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes   X   No

     The number of Common Shares, without par value, outstanding as of May 7, 2002 was 4,997,592.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	March 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$6,294	$3,186
Receivables — net	11,197	10,878
Inventories	1,816	1,759
Prepaid expenses and other	1,371	1,670

Total Current Assets	20,678	17,493
Property, Plant and Equipment, At Cost	28,016	26,917
Less accumulated depreciation and amortization	1,355	202

Property, Plant and Equipment — Net	26,661	26,715
Net Noncurrent Assets of Discontinued Operations	—	3,263
Other Assets	453	240

Total Assets	$47,792	$47,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,383	$3,947
Third-party payor settlements	5,534	6,041
Short-term debt	899	4,000
Accrued expenses	6,031	5,584
Income taxes payable	56	56
Net current liabilities of discontinued operations	43	1,109

Total Current Liabilities	15,946	20,737
Long-Term Liabilities:
Long-term debt	22,961	15,913
Noncurrent liability for general and professional liability risks	1,182	531
Noncurrent liabilities of discontinued operations	1,714	899

Total Long-term Liabilities	25,857	17,343
Shareholders’ Equity:
Common shares, no par value:
Issued and outstanding, 4,976 at March 31, 2002 and March 31, 2001	2,488	2,488
Additional paid-in capital	3,604	3,604
Retained earnings	111	3,650
Accumulated other comprehensive loss	(214)	(111)

Total Shareholders’ Equity	5,989	9,631

Total Liabilities and Shareholders’ Equity	$47,792	$47,711

See notes to condensed consolidated financial statements

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	March 31,

	2002	2001

Net Revenues	$22,232	$13,639
Operating Expenses:
Salaries, wages and benefits	10,077	6,473
Provision for bad debts	2,401	1,637
Supplies	2,559	1,584
Purchased services	1,950	1,191
Other operating expenses	3,354	2,033
Rents and leases	542	325
Depreciation and amortization	277	186
Gain on sales of property and equipment	(10)	—

Operating Profit	1,082	210
Other Income (Expense):
Interest expense	(750)	(447)
Interest income	18	87

Earnings (Loss) From Continuing Operations Before Income Taxes	350	(150)
Income Tax Expense		275

Earnings (Loss) From Continuing Operations	350	(425)
Discontinued Operations:
Loss from operations of Housewares Segment (net of tax benefit of $0 and $225, respectively)		(111)
Gain on disposal of Child Safety Segment		2,457
Earnings (Loss) from operations of Life Sciences and Engineering and Child Safety Segments (net of tax benefit of $0 and $31, respectively)	(8)	(191)

Earnings (Loss) from Discontinued Operations	(8)	2,155

Net Earnings	$342	$1,730

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.07	$(0.09)

Diluted	$0.06	$(0.09)

Net Earnings:
Basic	$0.07	$0.35

Diluted	$0.06	$0.35

Weighted-Average Common Shares Outstanding:
Basic	4,976	4,976

Diluted	5,476	4,976

See notes to condensed consolidated financial statements

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)
(unaudited)

	NINE MONTHS ENDED
	March 31,

	2002	2001

Net Revenues	$65,371	$13,639
Operating Expenses:
Salaries, wages and benefits	31,459	6,810
Provision for bad debts	7,792	1,637
Supplies	7,316	1,584
Purchased services	5,596	1,191
Other operating expenses	9,183	2,244
Rents and leases	1,598	340
Depreciation and amortization	894	189
Gain on sales of property and equipment	(339)	—

Operating Profit (Loss)	1,872	(356)
Other Income (Expense):
Interest expense	(2,125)	(447)
Interest income	37	354

Loss From Continuing Operations Before Income Taxes	(216)	(449)
Income Tax Expense	—	213

Loss From Continuing Operations	(216)	(662)
Discontinued Operations:
Loss from operations of Housewares Segment (net of tax benefit of $0 and $225, respectively)		(541)
Loss on disposal of Housewares Segment	(2,756)
Gain on disposal of Child Safety Segment		2,457
Earnings (Loss) from operations of Life Sciences and Engineering and Child Safety Segments (net of tax expense of $0 and $62, respectively)	823	(558)

Earnings (Loss) from Discontinued Operations	(1,933)	1,358
Earnings (Loss) before Extraordinary Item	(2,149)	696
Extraordinary Item:
Gain on creditor voluntary reorganization of Housewares Segment	2,926

Net Earnings	$777	$696

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.04)	$(0.13)

Diluted	(0.04)	$(0.13)

Net Earnings:
Basic	$0.16	$0.14

Diluted	0.16	$0.14

Weighted-Average Common Shares Outstanding:
Basic	4,976	4,976

Diluted	4,976	4,976

See notes to condensed consolidated financial statements

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	March 31,

	2002	2001

Net Cash Provided by (Used in) Operating Activities	$1,532	$(4,698)
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	1,873
Proceeds from sale of LTS Holdings, Inc. preferred stock	850
Cash paid in SunLink acquisition		(4,759)
Cash acquired in SunLink acquisition		232
Proceeds from sale of Klippan		2,487
Expenditures for property, plant and equipment	(3,255)	(753)

Net Cash Used in Investing Activities	(532)	(2,793)
Cash Flows From Financing Activities:
Proceeds from term loan	6,000
Payment of term loan	(209)
Proceeds from short-term debt		4,000
Payment of short-term debt	(4,000)

Net Cash Provided by Financing Activities	1,791	4,000
Effect of Exchange Rate Changes on Cash	4	(57)

Net Increase (Decrease) in Cash and Cash Equivalents	2,795	(3,548)
Cash and Cash Equivalents at Beginning of Period	3,499	6,734

Cash and Cash Equivalents at End of Period	$6,294	$3,186

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$466	$46

Noncash Investing and Financing Activities:
Long-term debt issued as payment-in-kind for interest payable	$743

Capital leases	$105

Effect of acquisition by community hospital segment:
Fair value of assets acquired		$39,356
Liabilities assumed and expenses paid		(15,000)

		24,356
Less debt financing		(19,597)

Cash paid		4,759
Less cash acquired		(232)

Net cash paid for acquisition		$4,527

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002
(dollars in thousands)

Note 1. – Basis of Presentation

     The unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2002 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (the “Corporation”) (formerly known as KRUG International Corp.) Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

     The Corporation redirected its business strategy toward the operation of community hospitals in the United States in fiscal 2001. SunLink Health Systems, Inc. currently operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001 (the “SunLink Acquisition”). The community hospitals are operated through its wholly-owned subsidiary, SunLink Healthcare Corp. (“SunLink”). On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom (“U.K.”) housewares subsidiary, Beldray Limited (“Beldray”), and no longer has any operating businesses outside the United States. See Note 3 — “Discontinued Operations.” The Corporation changed its name to SunLink Health Systems, Inc. and changed its fiscal year end from March 31 to June 30 in August 2001.

Note 3. – Discontinued Operations and Extraordinary Gain

     Housewares Segment – Beldray, the Corporation’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. The sale was effected in connection with a U.K. court supervised arrangement under which Beldray refinanced its secured debt, certain unsecured creditors agreed to forgiveness of 75% of Beldray’s current liabilities totaling $2,926, and the Corporation’s U.K. subsidiaries were released as guarantors of the secured debt. This forgiveness of liabilities resulted in a non-cash extraordinary gain for the nine months ended March 31, 2002 of $2,926. During the nine months ended March 31, 2002, a loss from discontinued operations of $2,756 related to the disposal of the housewares segment was reported.

     Net current liabilities of discontinued operations of $43 at March 31, 2002 represent remaining estimated costs and expenses relating to the disposal of the housewares segment. Net Noncurrent Liabilities of Discontinued Operations at March 31, 2002 include $964 relating to the housewares segment which represents a reserve for a portion of a guarantee by one of the Corporation’s U.K. subsidiaries of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. One of the Corporation’s U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any subsidiary is called upon

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to perform under the lease guarantee, or under certain other conditions. Revenues of Beldray were $6,098 and $21,103 for the nine months ended March 31, 2002 and 2001, respectively, and $7,096 for the three months ended March 31, 2001.

     Life Sciences and Engineering Segment – On November 5, 2001, the Corporation sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. (“Wyle”), to LTS Holdings Inc. for $850 cash. The Corporation acquired the preferred stock in November 1999 in connection with the sale of its interest in Wyle to LTS Holdings Inc. The preferred stock had been recorded by the Corporation at a value of zero due to the highly leveraged nature of LTS Holdings Inc. Earnings from discontinued operations of this segment of $823 in the nine months ending March 31, 2002 include the gain on the sale of the shares of $846 and pension expense of $23.

     Child Safety Segment – On January 29, 2001, the Corporation sold its European child safety subsidiary, Klippan Limited (“Klippan”). A gain of $2,457 was reported on the sale. The results of Klippan for the three and nine months ended March 31, 2001 are therefore reported in discontinued operations. Revenue of Klippan was $1,238 and $7,190 for the three and nine months ended March 31, 2001, respectively.

     Industrial Segment – In fiscal 1989, the Corporation discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Net Noncurrent Liabilities of Discontinued Operations at March 31, 2002 and 2001 were $750 and $899, respectively relating to the industrial segment.

     The Corporation has over the past twelve years discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments, as well as the U.K. housewares segment. Reserves relating to discontinued operations of these segments represent management’s best estimate of the Corporation’s possible liability for property, product liability and other claims for which it may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. The Corporation historically has purchased insurance policies to reduce certain of its product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

Note 4. – Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Corporation does not believe the adoption of SFAS 141 will have a material impact on its consolidated financial statements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which the Corporation intends to adopt July 1, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassifications of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation does not believe the adoption of SFAS 142 will have a material impact on its consolidated financial statements because it recorded no goodwill or other intangibles in connection with the SunLink Acquisition. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, the Corporation will adopt this new accounting standard on July 1, 2002. The Corporation has not yet evaluated what the impact of the adoption of SFAS 144 will have on its consolidated financial statements.

Note 5. – Gain on Sales of Property and Equipment

     On December 21, 2001, the Corporation sold its 60-bed nursing home in Jasper, Georgia for $1,550 cash. A gain of $310 on the sale is reported as a reduction of operating expenses in gain on sales of property and equipment for the nine months ended March 31, 2001.

Note 6. – Short-Term Debt

     In connection with the SunLink Acquisition, the Corporation entered into a short-term bridge loan with three separate private equity funds in the original amount of $4,000, which was due February 1, 2002. Prepayments of $1,000 each were made on the bridge loan in August and December 2001, respectively, with funds from the sale of excess land, funds generated internally from hospital operations and from available cash. The proceeds of the Jasper nursing home sale (see Note 5 – Gains on Sale of Property and Equipment) of $1,550 and existing funds were used to pay off the remaining $2,000 balance of the bridge loan on December 21, 2001.

Note 7. – Long-Term Debt

	March 31,	March 31,
	2002	2001

Senior subordinated note, net of unamortized discount	$16,356	$14,476
Senior subordinated zero coupon note, net of unamortized discount	1,613	1,437
Term loan	5,791
Capital leases	100	—

	23,860	15,913
Less contractual current maturities	(899)	—

	$22,961	$15,913

In connection with the SunLink Acquisition, SunLink issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The senior subordinated note is due on January 31, 2006 with interest payable semi-annually either in cash or additional promissory notes through February 1, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and in cash thereafter. Additional promissory notes of $1,225 for interest from February 1, 2001 through November 30, 2001 have been issued and the accrued interest payable at March 31, 2002 of $516 is included in the senior subordinated note. Accrued interest of $237 as of March 31, 2001 was included in the senior subordinated note at that date. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809. The unamortized debt discount on the senior subordinated note was $2,385 and $2,761 at March 31, 2002 and 2001, respectively.

     The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is determined to be greater or lesser than an agreed-upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,200. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at March 31, 2002.

     The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance; therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594. The unamortized debt discount on the senior subordinated zero coupon note was $387 and $563 at March 31, 2002 and 2001, respectively.

     The discounts on the long-term debt were determined by the Corporation in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the specific debt instrument using the effective interest method. For the three and nine months ended March 31, 2002, the Corporation recognized amortization expense on the discounts of $144 and $427, respectively. For the three and nine months ended March 31, 2001, the Corporation recognized amortization expense on the discounts of $77.

     The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SunLink grant to the lender a security interest in and mortgage on collateral consisting of all SunLink’s and its subsidiaries’ real and personal property, unless SunLink has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note are not presently collateralized. Each of the individual hospital subsidiaries of SunLink is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SunLink which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

     On January 4, 2002, the Corporation closed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of SunLink’s receivables. No amount was outstanding on the revolving credit facility at March 31, 2002. The Corporation does not expect to draw on the revolving line of credit until later in its fiscal year ending June 30, 2002. The net proceeds from the term loan of $5,800 are being used for working capital and to fund a portion of the Corporation’s hospital capital projects which include a new replacement hospital in Jasper, Georgia and a new

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on the real and personal property, except for patient accounts receivables, as well as the capital stock owned by SunLink or its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan. The revolving credit facility is secured by the patient accounts receivable of SunLink.

Note 9. — Comprehensive Earnings (Loss)

     Comprehensive earnings (loss) for the Corporation includes foreign currency translation and minimum pension liability adjustments. Total comprehensive loss for the following periods was as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net earnings:	$342	$1,730
Other comprehensive
Income net of tax:
Change in equity due to:
Foreign currency
Translation adjustments	55	(87)
Minimum pension
liability adjustment	—	(53)

Comprehensive earnings	$397	$1,590

	Nine Months Ended

	March 31,	March 31,
	2002	2001

Net earnings:	$777	$696
Other comprehensive
Income net of tax:
Change in equity due to:
Foreign currency
Translation adjustments	(95)	(94)
Minimum pension
liability adjustment	—	(60)

Comprehensive earnings (loss)	$682	$542

Note 10. Contingencies

     As a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia, the federal government (the “Government”) has reviewed certain medical records of two of SunLink’s hospitals, Chestatee Regional Hospital (“Chestatee”) and Mountainside Medical Center (“Mountainside”) (collectively, the “Hospitals”) prior to their purchase by SunLink. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals’ submission of those claims violated applicable law, including the False Claims Act 31 U.S.C. §§ 3729. Based upon its review, the Government has projected that 103 Medicare claims by Chestatee, and 91 Medicare

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

claims by Mountainside were coded improperly. Review and analysis of all medical records identified by the Government has been substantially completed and interviews have been conducted by both the U.S. Attorney’s Office, Northern District, Georgia, and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government’s projections and the application of the multiple damage provision of the False Claims Act, the Corporation estimates that, if the Government’s projections were substantiated, the total potential aggregate liability to the Hospitals in this matter could be as great as $1,500, inclusive of double damages.

     The Corporation disputes and intends to vigorously resist all Government claims of any such improper coding and believes the Government’s projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or triple damages providing a settlement is reached between the parties. No audit has been conducted by the Government of any other SunLink hospital in connection with the pneumonia coding investigations. At March 31, 2002, the Corporation has accrued a liability associated with this investigation. Management believes the liability is a reasonable estimate of the future settlement of this investigation based upon recent discussions between the Corporation’s legal counsel and the Government. Settlement of these claims are expected to finalized prior to June 30, 2002, the end of the Corporation’s current fiscal year.

     As discussed in Note 3 – “Discontinued Operations and Extraordinary Gain”  , one of the Corporation’s U.K. subsidiaries remains contingently liable as guarantor of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location.

     Reserves relating to discontinued operations represent management’s best estimates of the Corporation’s possible liability for the contingent liabilities of discontinued operations. While the Corporation has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Corporation intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Corporation.

     The Corporation is also subject to various claims and suits arising in the ordinary course of business, including claims for personal injuries and other matters. Such pending claims and suits are either insured or, in the opinion of management, the ultimate resolution of such claims and suits should not have a material adverse effect on the Corporation’s results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share and admissions data)

Certain Cautionary Statements

     In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Corporation’s business strategy, management’s outlook for each of its businesses, and the sufficiency of the Corporation’s liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation:

•	general economic and business conditions in the U.S. both nationwide and in the states in which the Corporation operates hospital facilities;

•	the availability of and the Corporation’s ability to attract and retain sufficient qualified staff physicians, management and staff personnel for the Corporation’s hospital operations;

•	claims under lease and other guarantees relating to discontinued operations and/or former subsidiaries;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	restrictions imposed by debt agreements;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where the Corporation operates hospital facilities;

•	management’s ability to integrate acquired hospitals and implement its business strategy;

•	existing and proposed governmental budgetary constraints:

•	the regulatory environment for the Corporation’s businesses, including state CON laws and regulations, rules and judicial cases relating there;

•	competition in the market for acquisition of hospitals and healthcare facilities;

•	the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for the Corporation’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry;

•	professional, general, and other claims which may be asserted against the Corporation;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, with drug therapy or via alternative healthcare services;

•	the possible enactment of Federal healthcare reform laws or reform laws in states where the Corporation operates hospital facilities (including state Medicaid waivers and other reforms);

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in the Corporation’s hospital operations;

•	changes in exchange rates; and

•	changes in accounting principles generally accepted in the U.S.

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

Corporate Business Strategy

     The Corporation redirected its business strategy in fiscal 2001 toward the operation of community hospitals in the United States. SunLink Health Systems, Inc. currently operates six community hospitals and related businesses which it acquired for approximately $26,500 on February 1, 2001. The community hospitals are operated by the Corporation’s wholly-owned subsidiary, SunLink Healthcare Corp. On October 5, 2001, the Corporation sold all the capital stock of its wholly-owned United Kingdom housewares subsidiary, Beldray and now no longer owns any operating businesses outside the United States. In August 2001, the Corporation changed its name to SunLink Health Systems, Inc. from KRUG International Corp. and changed its fiscal year end from March 31 to June 30.

Critical Accounting Policies and Estimates

     The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed on June 29, 2001. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its Condensed Consolidated Financial Statements.

Net Patient Service Revenue - The U.S. community hospital segment has agreements with third-party payors that provide for payments at amounts different from its established charges. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue for revenue reductions.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all receivables are related to providing healthcare services to hospital facility patients. The Corporation’s estimate of the allowance for doubtful accounts is based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying estimated allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to estimate the allowance for doubtful accounts.

Risk Management - The Corporation is exposed to various risks of loss from medical malpractice and other torts; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters; and employee health, dental, and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. The Corporation has accrued a liability for estimated costs and losses under such claims, net of estimated insurance recoveries, when claims are, in management’s judgment, sufficiently identified.

     In connection with the SunLink Acquisition, the Corporation assumed responsibility for general and professional liability claims reported after February 1, 2001 (date of acquisition), and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. The Corporation has purchased claims-made commercial insurance for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. As a component of the related liability for general and professional liability risks, the Corporation has included the premiums related to the estimated cost of insurance for claims incurred prior to the acquisition date.

     The Corporation’s U.S. community hospital segment is self-insured for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. The Corporation accrues an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon historical loss patterns.

Income Taxes – The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the tax law or rates. The Corporation has provided a valuation allowance for all tax assets so that the net tax asset is $0 as it is management’s assessment that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. Currently, the most significant tax asset is a U.S. net operating loss carryforward of approximately $7,000.

Financial Summary

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,

	2002	2001	2002	2001

NET REVENUES:
Community hospital segment	$22,232	$13,639	$65,371	$13,639

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES:
Community hospital segment	$1,474	$725	$3,140	$725
Corporate expenses (U.S. and U.K.)	(392)	(515)	(1,268)	(1,081)

	1,082	210	1,872	(356)
Interest expense	(750)	(447)	(2,125)	(447)
Interest income	18	87	37	354

Earnings (Loss) from Continuing Operations Before Income Taxes	$350	$(150)	$(216)	$(449)

Adjusted Admissions	4,398	2,733	12,392	2,733

Revenue per Adjusted Admissions	$5,055	$4,990	$5,275	$4,990

Results of Operations

     All of the Corporation’s net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. As such, net revenues from continuing operations for the three and nine months ended March 31, 2001 represent only the two months subsequent to the acquisition date. The operations of the Corporation’s two other business segments which were operated during that period, U.K. housewares and child safety products, have been reported in discontinued operations.

     The Corporation’s U.S. community hospital segment reported aggregate net revenues of $22,232, a total of 4,398 adjusted admissions and revenues per adjusted admission of $5,055 for the quarter ended March 31, 2002. Community hospital net revenues for the nine months ended March 31, 2002 were $65,371 with a total of 12,392 adjusted admissions and revenues per adjusted admission of $5,275. Net revenues increased 3% in the March 31, 2002 quarter compared to the December 31, 2001 quarter. Adjusted admissions increased approximately 11% in the March quarter compared to the December quarter reflecting primarily seasonal volume activity. Revenue per adjusted admission decreased 8% in the March quarter compared to the December reflecting less intense services. The Corporation added 13 new doctors at the six facilities during the nine months ended March 31, 2002. The Corporation seeks to increase adjusted admissions by attracting additional physicians to its hospitals and upgrading the services offered by its hospitals.

     Operating expenses, including depreciation, were $21,160 and $13,429 for the quarters ended March 31, 2002 and 2001, respectively. The increase in operating expenses in the quarter ended March 31, 2002 was due to the inclusion of the community hospital segment for three full months in the current year compared to two months in the prior year. Salaries, wages and benefits were 45.3% of net revenues for the current quarter, a decrease from 49.6% from the quarter ended December 31, 2001. This percentage decrease resulted in part due to the 3% increase in net revenue in the March quarter compared to the December quarter and decreased employee medical insurance costs. The Corporation has undertaken cost control initiatives in each facility to reduce labor and other costs. The provision for bad debts was 10.8% of net revenues in the quarter, a decrease from 11.9% in the quarter ended December 31, 2001 and 13.1% in the quarter ended September 30, 2001. The Corporation’s level of bad debts reflects its high level of self-pay patients. The Corporation provides assistance to the hospitals in implementing additional business office systems and procedures designed to minimize bad debts. Supplies expense was 11.5% of net revenues for the quarter, reflecting a lower level and volume of specialty services performed in the Corporation’s hospitals. The Corporation expects supplies expense to increase as additional specialty services are provided by its hospitals.

     Interest expense of $750 and $2,125 for the three and nine months ended March 31, 2002 resulted from the debt incurred in connection with the acquisition of the SunLink Acquisition on February 1, 2001 and for the new term loan of $6,000 closed on January 4, 2002. Cash paid for interest during the three months ended March 31, 2002 was $134 for the new term loan and cash interest paid of $466 for the nine months ended March 31, 2002 was for the short-term bridge loan and the new term loan, respectively.

     On December 21, 2001, the Corporation sold its 60-bed nursing home in Jasper, Georgia for $1,550 cash. A gain of $310 on the sale was reported as a reduction of operating expenses in the nine months ended March 31, 2002. The nursing home is on the campus of the existing Jasper hospital which is being replaced by a new facility approximately five miles away. The Corporation sold the nursing home to concentrate its management and capital resources on the Jasper replacement hospital.

     No income tax expense was recorded for the three and nine months ended March 31, 2002 while an income tax expense of $275 and $213, respectively, was recorded for the three and nine months ended March 31, 2001. The prior year tax expense was the result of taxable income in the U.K. The Corporation has a net operating loss carryforward in the U.S. of approximately $7,000 at March 31, 2002. The Corporation has provided a valuation allowance for the entire amount of the U.S. net operating loss carryforward as it is management’s assessment that it is currently more likely than not that none of the deferred tax asset generated by this net operating loss carryforward will be realized through future taxable earnings or implementation of tax planning strategies.

     The liability for general and professional liability risks increased during the quarter ended March 31, 2002 due to, among other things, an increase in general and professional liability risks retained and increased costs to insure that portion of such risks not retained. The cost of general and professional liability insurance (and all insurance in general) has increased substantially during the year due to changes in the insurance market. The Corporation’s general and professional liability insurance has been purchased through early calendar 2003.

     The earnings from continuing operations were $350 ($0.06 per share fully diluted) in the quarter ended March 31, 2002 compared to a loss from continuing operations of $425 ($0.09 per fully diluted share) in the comparable quarter last year. The operating profit of $1,082 for the three months ended March 31, 2002 resulted from operating profit of $1,474 achieved by the community hospital segment offset by corporate expenses of $392. The prior year operating profit of $210 resulted from operating profit of $725 achieved by the community hospital segment offset by corporate expenses of $515. The increased operating profit of the community hospital segment in the current year results from three months operating the hospital business compared to two months last year.

Liquidity and Capital Resources

     The Corporation generated $1,532 of cash from operating activities during the nine months ended March 31, 2002 compared to a use of $4,698 during the comparable period last year. The cash generated in the current year resulted primarily from the operating profit for the nine months of $1,872 plus the noncash deprecation expense of $894 offset by cash interest paid of $466 and increased net non-cash current assets. Receivables of the community hospital segment increased due to the increased net revenues which was offset by somewhat by increased accounts payable, accrued expenses and third party payor settlements. The cash used in operating activities in the nine months ended March 31, 2001 resulted from payment of corporate expenses and the gain on the sale of Klippan Limited.

     On January 4, 2002, the Corporation closed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowing under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of SunLink’s receivables which, based upon SunLink’s estimates, provides current borrowing capacity of approximately $6,900, at March 31, 2002. If the amount or quality of receivables is lower than expected, the Corporation’s borrowing capacity under the revolving line of credit will also be lower. If the Corporation experiences a material adverse change in its businesses, assets, financial condition, management, or operations, or the value of the collateral securing the credit facility, the Corporation may be unable to draw on the revolving line of credit. The Corporation does not expect to draw on the revolving line of credit until later in its fiscal year ending June 30, 2002. The net proceeds from the term loan of $5,800 will be used for working capital and to fund a portion of its hospital capital projects which include a replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The Corporation disposed of its U.K. housewares business in October 2001 and received no net proceeds from the disposal. At March 31, 2002, the term loan balance was $5,791.

     The Corporation believes it has adequate financing and liquidity in the U.S. to support its current level of operations. The principal current sources of liquidity are the new revolving line of credit, the new term loan facility and cash generated from operations of the community hospital segment. The availability under the revolving credit facility is based upon a borrowing base keyed to the levels of SunLink’s receivables. This approximately $6,900 availability could be adversely affected by , among other things, decreases in receivables due to lower demand for SunLink’s services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for SunLink’s services, higher operating costs (including but not limited to salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses), or by changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

     The Corporation from time to time continues to evaluate potential acquisitions of rural community hospitals. Financing for any such acquisitions could come from additional third-party debt, seller-financed debt or the proceeds from issuance of additional equity. The Corporation’s current third-party debt capacity is limited by the Corporation’s current debt to equity leverage position.

     The Corporation’s contractual obligations related to long-term debt, capital lease obligations and noncancellable operating leases at March 31, 2002 were as follows:

Contractual Obligations

Payments	Long-Term	Capital Lease	Operating
due in:	Debt	Obligations	Leases

1 year	$888	$16	$2,402
2 years	2,591	16	2,135
3 years	1,078	16	880
4 years	17,544	16	363
5 years	1,310	16	75
more than 5 years	349	20	36

	$23,760	$100	$5,892

     The Corporation expended $3,255 for capital improvements at its hospitals during the nine months ended March 31, 2002. In addition to routine capital expenditures of $1,975 during the nine months, primarily new and replacement equipment, the Corporation expended $1,027 for costs related to the replacement hospital in Jasper, Georgia and $253 for exterior renovations at Chilton Medical Center in Clanton, Alabama. Management believes an attractive physical facility assists in recruiting quality staff and physicians as well as attracting patients. Subject to availability of financing, the Corporation expects to expend approximately $1,400 for capital expenditures during the three months ended June 30, 2002, approximately $800 of which will be used for the replacement hospital in Jasper, Georgia. The total committed cost of the new Jasper hospital is approximately $11,500, of which $1,800 has been expended at March 31, 2002. The new hospital is currently contemplated to be funded by the new term loan and revolving line of credit and cash generated from operations of the community hospital segment.

     At March 31, 2002 the Corporation had outstanding U.S. long-term debt of $22,860, of which $17,969 was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses, $5,791 was obtained from the new term loan and $100 related to capital leases. The U.S. debt includes a seller financed balloon note of $16,356 and a seller financed zero coupon note of $1,612. The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and the Corporation presently intends to issue PIK notes for interest due through January 31, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to November 30, 2001 totaling $1,225 and the interest accrued through March 31, 2002 of $516 has been included in the principal amount of the balloon note at March 31, 2002.

     The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed upon amount. The Corporation has submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,300. The seller has objected to the adjustment and the Corporation and seller currently are seeking to conclude the working capital settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at March 31, 2002.

     The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement.

     Contingent obligations remain relating to product liability claims for products manufactured and sold before the disposal of the Corporation’s discontinued industrial segment in fiscal 1989, and for guarantees of certain obligations of former subsidiaries. The Corporation has provided an accrual at March 31, 2002 related to a portion of the guarantee by a U.K. subsidiary of a lease covering a portion of the former housewares segment manufacturing facility. The Corporation currently is in the process of liquidating three dormant subsidiaries in Canada, Germany and France. Based upon the Corporation’s best estimates, no material amounts are reserved for any contingencies related to these liquidations.

Related Parties

     Two directors of the Corporation are members of two different law firms. The Corporation has paid $275 for legal services to these law firms in the nine months ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation is currently exposed to interest rate changes, primarily as a result of the revolver under the new credit facility. No action has been taken to cover interest rate market risk, and the Corporation is not a party to any interest rate market risk management activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Federal government (the “Government”) reviewed certain medical records of two of the SunLink hospitals, Chestatee Regional Hospital (“Chestatee”) and Mountainside Medical Center (“Mountainside”) (collectively, the “Hospitals”), prior to their purchase by SunLink, as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals’ submission of those claims violated applicable law, including the Federal False Claims Act. 31 U.S.C. §§ 3729 et. seq. Based upon its review, the Government has projected that 103 Medicare claims were coded improperly by Chestatee and 91 Medicare claims were coded improperly by Mountainside. SunLink believes the review and analysis of all medical records identified by the Government has been substantially completed, and interviews have been conducted by both the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Health and Human Services, Office of the Inspector General. Based upon the Government’s projections and the application of the multiple damage provisions of the Federal False Claims Act, the Corporation estimates that, if the Government’s projections were substantiated, the total potential aggregate liability of the Hospitals in this matter could be as high as $1,500. The Corporation disputes and intends to vigorously resist all claims based upon any such allegedly improper coding and believes the Government’s projections do not accurately represent the facts. Settlement discussions are underway between SunLink and the Government. Government representatives informally have indicated that the Government most likely would not pursue a false claims charge, require either of the Hospitals to enter into a corporate integrity agreement, or seek double or treble damages if a settlement is reached between the parties. To management’s knowledge, no audit has been conducted by the Government of any other SunLink facility in connection with the pneumonia coding investigations. Under the terms of the Stock Purchase Agreement between SunLink and NetCare Health Systems, Inc. (“Seller”) for SunLink’s purchase of the six community hospitals, SunLink would be responsible for any settlement relating to the claims against the Hospitals arising prior to their purchase by SunLink, but has limited right of indemnification from the Seller for any future claims which were not disclosed at the date of purchase. At March 31, 2002, the Corporation has accrued a liability associated with this investigation. Management believes the liability is a reasonable estimate of the future settlement of this investigation based upon recent discussions between the Corporation’s legal counsel and the Government. Settlement of these claims are expected to finalized prior to June 30, 2002, the end of the Corporation’s current fiscal year.

     The Corporation is also subject to various claims and suits arising in the ordinary course of business, including claims for personal injuries and other matters. Such pending claims and suits are either insured or, in the opinion of management, the ultimate resolution of such claims and suits should not have a material adverse effect on the Corporation’s results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 10.1 – Master Loan Agreement between DVI Financial Services, Inc. and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December, 31, 2001.

(B)	Exhibit 10.2 – Loan and Security Agreement between DVI Business Credit Corporation and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December, 31, 2001.

(C)	Reports on Form 8-K – None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager Mark J. Stockslager Principal Accounting Officer

Dated: May 8, 2002