Form 10-K
period 2002-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2002-09-16
CIK 96793

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 1-12607

SunLink Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0621189

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia 30339

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered

Common Shares without par value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
Warrants to Purchase Common Shares

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At the close of business on September 12, 2002 there were 4,997,592 shares of the registrant’s common shares, without par value, outstanding. The aggregate market value of the common shares held by non-affiliates of the registrant was $11,559,158. Market value was determined by reference to the closing price on September 12, 2002 of the registrant’s common shares as reported by the American Stock Exchange.

TABLE OF CONTENTS

Certain Cautionary Statements
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
PART III
PART 1V
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER SUNLINK HEALTH SYSTEMS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
EX-21.1 - LIST OF SUBSIDIARIES
EX-23.1 - CONSNET OF DELOITTE & TOUCHE LLP
EX-99.1 - SECTION 906 CERTIFICATION OF CEO
EX-99.2 - SECTION 906 CERTIFICATION OF CFO

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 22, 2002, have been incorporated by reference into Part I and Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange within 120 days after June 30, 2002.

Certain Cautionary Statements

     In addition to historical information, this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our business strategy, outlook for its businesses, and the sufficiency of our liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance, and achievements to differ materially from those anticipated, including, without limitation:

General Business Conditions

•	general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospital facilities;
•	the competitive nature of the U.S. community hospital business;
•	demographic changes in areas where we operate hospital facilities;
•	the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities; and,
•	changes in accounting principles generally accepted in the U.S.;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, and staff personnel for our hospital operations;
•	restrictions imposed by debt agreements;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;
•	changes in medical and other technology; and,
•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims and Obligations

•	claims under leases, guarantees, and other obligations relating to discontinued operations, acquired subsidiaries and former subsidiaries;
•	claims for product and environmental liabilities from continuing and discontinued operations; and,
•	professional, general, and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;
•	the regulatory environment for our businesses, including state certificate of need (“CON”) laws and regulations, rules and judicial cases relating thereto;
•	possible changes in the levels and terms of government (including Medicare, Medicaid, and other programs) and private reimbursement for our healthcare services, including the payment arrangements and terms of managed care agreements;
•	changes in or failure to comply with Federal. state or local laws and regulations affecting the healthcare industry; and,
•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition-related Matters

•	our ability to integrate acquired hospitals and implement our business strategy; and,
•	our competition in the market for acquisition of hospitals and healthcare facilities.

     You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the documents in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, or circumstances in which the forward-looking statement is based. There could be other additional factors besides those listed herein that also could affect SunLink in an adverse manner.

PART I

Item 1. Business

Overview

     We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us,” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We operate a total of six community hospitals in four states. Five of the hospitals we own and one we lease, as well as certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of our hospitals, and home health agencies servicing areas around certain of our hospitals. We believe our healthcare operations comprise a single business segment: community hospitals. Our hospitals are general acute care hospitals and have a total of 333 licensed beds. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare Corp.

     Information concerning net revenues, operating profit and identifiable assets of our sole existing business segment is set forth at Note 11 of the Notes to Consolidated Financial Statements of the Company, which can be found at Item 8 of this report.

     In fiscal 2001 we redirected our business strategy toward the operation of community hospitals in the United States. We acquired, for approximately $26.5 million on February 1, 2001, the six community hospitals and related businesses which we currently operate. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal yearend from March 31 to June 30. We are an Ohio corporation and were incorporated in June 1959. Our executive offices are located at 900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report.

Business Philosophy

     Our objective is to be a quality provider of healthcare services and the primary provider of such services in the communities we serve. We believe healthcare delivery is a local business requiring autonomous local management supported by effective corporate resources. SunLink supports the efforts of its community hospitals to link their patients’ needs with the professional expertise of quality medical practitioners and the dedication and compassion of skilled employees. Our hospitals work to earn the support of their local communities by endeavoring to meet their healthcare needs in a professional, caring and efficient manner. Linked together with quality medical practitioners and dedicated, compassionate employees, we believe our hospitals are positioned best to prosper in their respective healthcare markets.

Business Strategy

     We have targeted the community hospital market because we believe it provides the most attractive sector for hospital investment. We believe hospitals in our target markets generally experience (1) less competition, (2) lower managed care penetration, (3) lower inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. We use the terms exurban to describe both the rural and exurban areas where we operate hospitals. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink community hospitals are located generally in areas which will experience substantial growth.

     Our primary operational strategy is to improve the profitability of our hospitals by reducing outmigration of patients, recruiting physicians, expanding services, and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10 million or more which are (i) the sole or primary hospital in market areas with a population of greater than 15,000 or (ii) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our existing six hospitals meet one of these two market area criteria.

Owned and Leased Hospitals

     On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26.5 million. The purchase price was funded with approximately $3.6 million cash from internally available funds, $4.0 million of short-term debt, $15.6 million seller financing, and the assumption of certain liabilities and transaction costs of $3.3 million. The purchase price of the hospitals still is subject to adjustment for, among other things, certain changes in the amount of working capital at closing. All hospitals are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of the six community hospitals:

•	Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute-care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit (“ICU”) and a 33-bed medical/surgical/pediatrics unit. Chestatee is the only hospital in its primary service area of Lumpkin and Dawson counties.

•	Mountainside Medical Center (“Mountainside”), located in Jasper, Pickens County, Georgia, consists of a JCAHO accredited 40-licensed-bed, acute-care hospital (including four ICU beds). Mountainside is the only hospital in Pickens County, which is included in the Atlanta Metropolitan Statistical Area (“MSA”). The Company has a Certificate of Need to build a 35-bed replacement hospital in Jasper, which is currently under construction.

•	North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County.

•	Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute-care hospital and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Houston, Mississippi, and the primary hospital in Chickasaw County.

•	Chilton Medical Center (“Chilton”), located in Clanton, Chilton County, Alabama, is a 60 licensed-bed, JCAHO accredited; acute-care hospital. Chilton is the only hospital in Chilton County.

•	Missouri Southern Healthcare (“Missouri Southern”), located in Dexter, Stoddard County, Missouri, is a leased 50-licensed-bed, acute-care hospital. It includes a four-bed ICU. 1t is the only hospital in Dexter, Missouri. The lease expires in 2004.

Hospital Operations

Utilization of local hospital management teams

     We believe that the long term growth potential of our hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and continuously implements an operating plan designed to improve operating plan which it has developed efficiency and increase revenue through the expansion of services offered by the hospital and the recruitment of physicians to the community.

     Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. The quality of the on-site hospital management team is critical to the success of our hospitals. The on-site management team is responsible for implementing the operating plan under the guidance of SunLink’s senior management team. Each hospital management team participates in a performance-based compensation program based upon the achievement of goals set forth in the operating plan.

     Each hospital management team is responsible for the day-to-day operations of its hospital. Our corporate staff provides support services, assistance, and advice to each hospital in certain areas, including physician recruiting, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, finance, tax, and insurance. Financial controls are maintained through the utilization of standardized policies and procedures. Our hospitals have contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment. We promote communication among our hospitals and management teams so that local expertise and improvements can be shared throughout the SunLink system of facilities.

Expansion of Services and Facilities; Maintenance of Emergency Room Operations

     We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the outmigration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements and each hospital’s quality of care and reputation in the community may reduce outmigration and increase patient referrals and revenue. SunLink seeks to maintain in each hospital a quality, patient-friendly emergency department, and we provide emergency room services in each of our hospitals. We view the emergency rooms in each of our hospitals as the facility’s “window to the community” and a critical component of its local service offering.

     Mountainside currently is constricting a 35-bed, 80,000-square-foot replacement facility in Jasper, Pickens County, Georgia, to replace the current 40-licensed-bed hospital. The estimated completion and occupancy date for the facility is April 2003 and the estimated cost of the new facility is approximately $15 million.

     North Georgia currently is constructing a 6,755-square-foot emergency room addition with an estimated completion date of January 2003 and the estimated cost of the addition is approximately $1.7 million.

Physician Recruiting

     Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by its community. Each of our local hospital management teams, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. The hospital generally guarantees a newly recruited physician a minimum level of cash collections during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. SunLink hospitals generally do not employ physicians.

Operating Statistics

     The following table sets forth certain operating statistics for SunLink’s owned or leased hospitals for the periods subsequent to their acquisition by SunLink on February 1, 2001:

	Fiscal Year	Three Months	Three Months	Two Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2002	June 30, 2001	March 31, 2001

Hospitals owned or leased at end of period	6	6	6	6
Licensed beds (at end of period)	333	333	333	333
Beds in service (at end of period)	275	275	275	275
Admissions	6,848	1,605	1,628	1,161
Equivalent Admissions (1)	16,523	4,136	3,883	2,730
Average length of stay (days) (2)	3.91	3.82	4.08	3.99
Patient days	26,743	6,129	6,646	4,633
Adjusted patient days (3)	63,020	15.484	15,321	10,598
Occupancy rate (% of licensed beds) (4)	22.00%	20.23%	21.93%	23.58%
Occupancy rate (% of beds in service) (5)	26.64%	24.49%	26.56%	28.55%
Net patient service revenues (in thousands)	$87,457	$22,086	$20,527	$13,639
Net outpatient service revenues (in thousands)	$42,418	$10,669	$9,750	$6,226
Net revenue per equivalent admissions	$5,293	$5,345	$5,286	$4,996
Net outpatient service revenues (as a % of net patient service revenues)	48.50%	48.31%	47.50%	45.65%

(1)	Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues arid dividing the result by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.

(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.

(4)	Percentages are calculated by dividing average daily census by the average number of licensed beds.

(5)	Percentages are calculated by dividing average daily census by the average number of beds in service.

Sources of Revenue

     Each SunLink hospital receives payments for patient care from Federal Medicare programs for elderly and disabled patients, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The following table sets forth the percentage of the patient days from various payors in SunLink’s owned or leased hospitals for the periods indicated.

	Fiscal Year	Three Months	Three Months	Two Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2002	June 30, 2001	March 31, 2001

Source
Medicare	73.63%	74.79%	73.17%	75.89%
Medicaid	8.64%	8.86%	8.20%	7.04%
Private and other sources	17.73%	16.35%	18.63%	17.07%

Total	100.00%	100.00%	100.00%	100.00%

     The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s owned or leased hospitals for the periods indicated.

	Fiscal Year	Three Months	Three Months	Two Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2002	June 30, 2001	March 31, 2001

Source
Medicare	48.49%	48.42%	49.60%	51.53%
Medicaid	13.55%	13.98%	11.44%	10.95%
Private and other sources	37.96%	37.60%	38.96%	37.52%

Total	100.00%	100.00%	100.00%	100.00%

     Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governments or third-party payors.

Management Information Systems

     SunLink utilizes commercially available management information systems at our hospitals, four of which utilize a comprehensive system designed for larger hospitals and two of which utilize a system designed for smaller hospitals. Each system includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable, medical records and materials management. SunLink maintains a small staff and limited equipment to complement the hospital systems and to report combined and individual data for corporate management, monitoring and compliance purposes. Our goal is to convert all of our hospitals to a single management information system upon expiration of our existing systems agreements, which unexpired terms range from three to five years.

Quality Assurance

     Each SunLink hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each SunLink hospital, other than the leased hospital in Dexter, Missouri, is accredited by JCAHO.

Regulatory Compliance Program

     SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-five years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to reemphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Competition

     Among the factors which we believe influence patient selection among hospitals in exurban markets are:

•	The appearance and functionality of the healthcare facilities:

•	The quality and demeanor of professional staff and physicians; and,

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

     Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location, and the price of hospital services. Although our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities, since they are the primary provider of healthcare services in their respective communities, our hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other rural, exurban or, in limited circumstances, urban hospitals. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as for-profit hospitals operating in the service area, likely have greater access to financial resources than do SunLink hospitals. Because of the location of certain of our exurban hospitals in high growth areas, they may, in certain instances, also face competition from large urban hospitals offering more specialized services.

Medical Staff

     The number and quality of physicians affiliated with a hospital directly affects the quality and availability of patient care and the reputation of such hospital. Physicians generally may terminate their affiliation with a hospital at any time. We seek to retain physicians of varied specialties on the medical staffs of our hospitals and to attract other qualified physicians. SunLink believes physicians refer patients to a hospital primarily on the basis of the quality of services the hospital renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, SunLink strives to provide quality facilities, equipment, employees, and services for physicians and their patients.

Managed Care and Efforts to Control Healthcare Costs

     Each SunLink hospital is somewhat dependent on its ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

     The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the exurban markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in exurban communities are covered by managed care or other reimbursement programs which pay less than established charges for hospital services.

     The healthcare industry, as a whole, faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally is designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in facilities, equipment, personnel, rates, and/or services in the future.

     The hospital industry, including all of SunLink’s hospitals, continues to have significant unused capacity. Inpatient utilization, average lengths of stay, and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue and we expect to continue to respond to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs, and adding or expanding certain inpatient and ancillary services.

Acquisition Strategy

     Although our priority is to improve the profitability of our existing hospitals, we monitor the market for community hospitals which are or may be available for purchase. SunLink faces competition for acquisitions primarily from for-profit hospital management companies and not-for-profit entities which may have greater financial and other resources than does SunLink. Increased competition for the acquisition of non-urban acute-care hospitals could have an adverse impact on SunLink’s ability to acquire such hospitals on favorable terms.

     In recent years, the legislatures and attorney generals of several states, including certain states which we believe may have suitable acquisition targets, have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. Although the level of interest varies from state to state, the trend is to require increased governmental review, and, in some cases, approval of transactions involving a not-for-profit corporation selling a healthcare facility.

Government Reimbursement Programs

Medicare/Medicaid Reimbursement

     A significant portion of SunLink’s net revenues is dependent upon reimbursement from Medicare and Medicaid programs. The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group (“DRG”) payments. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices. Long-term care psychiatric units within hospitals (along with certain other services generally not provided in our facilities) currently are exempt from the prospective payment system and are reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps.

     Although the Federal government reviews payment rates annually, the percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the Centers for Medicare and Medicaid Services market basket index, reduced by Congressionally mandated reduction factors. DRG rate increases were 1.5%, 2.0%. 0.0%, 0.7% and 1.1% for Federal fiscal years 1996, 1997, 1998, 1999 and 2000, respectively. The Balanced Budget Act of 1997 set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket rates less reduction factors of 1.8% in 2000 and 1.1% in 2001 and 2002. The Medicare, Medicaid, and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

     The Medicare program historically has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. Outlier cases are specific cases that exceed published thresholds (days or cost) for which additional payments (outlier payments) are received, based on a pre-determined formula, over and above the DRG rate for that specific case. During Federal fiscal year 2000, Medicare projected that payments for outlier cases had exceeded the 5.1% and, therefore, increased the cost threshold for Federal fiscal year 2001, which reduced total payments for outlier cases. For Federal fiscal year 2002, Medicare again increased the cost threshold, which will reduce total payments for outlier cases. For Federal fiscal year 2003, Medicare has not only increased the cost threshold, thus reducing total payments for outlier cases, but also has changed the rules to apply it after the DRG rate plus Indirect Medical Education and disproportionate share payments.

     Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. BIPA also improved the APC rate update factor for calendar year 2001 from market basket minus 1.0% to market basket plus 0.32%. For calendar years 2002 and 2003, the update factor remains at a market basket of 2.3% and 3.5%, respectively.

     In addition to the standard DRG payment, the Social Security Act requires additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between April 1, 2001 and September 30, 2001 the disproportionate share payment was 5.19%, from October 1, 2001 through September 30, 2002 the effective disproportionate share payment will be 5.09%, and beginning on October 1, 2002 the disproportionate share payment will equal 5.25% of total DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2002. Medicare disproportionate share payments are estimated to represent approximately 1% of net patient care revenues for the 12 months ended June 30, 2002 and for the 3 months ended June 30, 2001. Prior to April 1, 2001, none of our facilities qualified for Medicare disproportionate payments under the regulations in effect at that time.

     Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

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

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to SunLink under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our consolidated results of operations or financial position. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

     If SunLink or any of our facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, SunLink could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations. See “Item 3. Legal Proceedings.”

Healthcare Regulation

Overview

     The healthcare industry is one of the largest industries in the United States and continues to attract much legislative interest and public attention. There are many factors that are highly significant to the healthcare industry including Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit healthcare spending and proposals to limit prices and industry competition factors. The healthcare industry is governed by an extremely complex framework of Federal, state and local laws, rules and regulations.

     There continues to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review,” have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care which is to be funded by Medicare and Medicaid. Utilization review by third parties also is required under many managed care arrangements.

     Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

Certificate of Need Requirements

     A number of states require approval for the purchase, construction, and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need (“CON”), which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have CON laws. The states periodically review, modify and revise their CON laws and related regulations.

     In addition, future hospital acquisitions may occur in states that require certificates of need. SunLink is unable to predict whether its hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

Anti-Kickback and Self-Referral Regulations

     Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare or other Federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“HHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 (“HlPAA”), which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program.

     There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of the HHS, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

     In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment, and certain other physician arrangements. A person making a referral, or seeking payment for services referred, in violation of the Stark Act is subject to civil monetary penalties of up to $15,000 for each service; restitution of any amounts received for illegally billed claims; and/or, exclusion from future participation in the Medicare program, which can subject the person or entity to exclusion from future participation in state healthcare programs.

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

The Federal False Claims Act and Similar State Laws

     A factor affecting the healthcare industry today is the use of the Federal False Claims Act, 31 U.S.C. §§ 3729 et. seq., and, in particular, actions brought by individuals on behalf of the United States under the “qui tam” or whistleblower provisions of the False Claims Act. Whistleblower provisions allow private individuals to bring actions on behalf of the United States alleging that the defendant has defrauded the Federal Government.

     Violations of the False Claims Act are punishable by damages equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the Federal Government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity constitutes a “knowing” submission under the False Claims Act and therefore, will provide grounds for liability. In some cases, whistleblowers or the Federal Government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Act, likewise thereby have submitted false claims under the False Claims Act. A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court on behalf of such state governments.

Environmental Regulations

     The healthcare operations of SunLink generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. SunLink’s operations also are subject to various other environmental laws, rules and regulations

Healthcare Facility Licensing Requirements

     SunLink’s healthcare facilities are subject to extensive Federal, state and local legislation and regulations. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All licenses, provider numbers and other permits or approvals required to perform hospital business operations are held by individual subsidiaries, each of which operates a single hospital. All of SunLink’s hospitals, except the leased hospital in Dexter. Missouri, are fully accredited by JCAHO.

Utilization Review Compliance and Hospital Governance

     SunLink’s healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a Federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised extensively by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by SunLink’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

Medical Records Privacy

     HIPAA provided that if Congress did not pass comprehensive health privacy legislation by August 21, 1999, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000. Neither Congress nor the Secretary of HHS met these deadlines, although HHS eventually did publish final privacy regulations on December 28, 2000. The final regulations became effective in April 2001, and compliance is required by April 2003. The regulations apply to medical records created by healthcare providers. hospitals, health plans and healthcare clearinghouses that are either transmitted or maintained electronically and the paper printouts created from these records, The standards increase consumer control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes.

     The regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations. On August 14, 2002, HHS published final modifications to the Privacy Rule. The final Privacy Rule contained technical corrections and additional clarifications designed to ensure that protections for patient privacy are implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. Our review of the final Privacy Rule is not complete at this time and we do not know nor are we able to estimate, with any degree of accuracy, the final cost of compliance with the final privacy standards created by the Privacy Rule. Our review of the impact of the regulations and resulting standards on our business is being conducted by our Vice President, Technical and Compliance Services, who is responsible for developing and implementing our compliance program. Various initiatives are currently underway to address not only the Privacy Rule, but the Security and EDI Transaction Standards provisions of the HIPAA regulations as well.

     The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000. HHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. We cannot accurately predict the impact that these regulations, when fully implemented, will have on our operations.

Professional Liability

     As part of our business, we are subject to claims of liability for events occurring in the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. In connection with the acquisition of the six community hospitals, SunLink assumed responsibility for general and professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims. We have purchased claims-made commercial insurance (with a substantial self-insured retention) for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001 to the extent of the self-insured retention. As a component of the related liability for general and professional liability risks, we have included the premiums related to the cost of insurance for claims prior to the acquisition date.

Discontinued Operations and Related Contingent Obligations

     Over the past thirteen years, we have discontinued operations carried on by our former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments, as well as the U.K. housewares segment. Reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which it may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. We historically have purchased insurance policies to reduce certain of our product liability exposure and anticipate we will continue to purchase such insurance if available at commercially reasonable rates. While we have based these estimates on our evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on our financial position, cash flows, or results of operations.

Employee and Labor Relations

     As of June 30, 2002, SunLink employed 861 full-time and 224 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

Environmental Law Compliance

     We believe we are in substantial compliance with applicable Federal, state and local environmental regulations. To date, compliance with Federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our consolidated results of operations, consolidated financial condition or competitive position. Similarly, we have not had to make material capital expenditures to comply with such regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers, as of September 16, 2002, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age

Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President, and Chief Executive Officer	53
James J. Mulligan	Director and Secretary	80
Joseph T. Morris	Chief Financial Officer	54
Harry R. Alvis	Chief Operating Officer	57
Mark J. Stockslager	Corporate Controller and Principal Accounting Officer	43

     All of our executive officers hold office for an indefinite term, subject to the discretion of the Board of Directors.

     Robert M. Thornton, Jr. has been Chairman and Chief Executive Officer of SunLink Health Systems, Inc. since September 10, 1998, President since July 16, 1996 and was Chief Financial Officer from July 18, 1997 to August 31, 2002. From October 1994 to the present, Mr. Thornton has been a private investor and, from March 1995, Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation (“Hallmark”) from November 1993 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

     James J. Mulligan became Secretary of the Corporation in 1966. Mr. Mulligan has been practicing law as a sole practitioner since January 2001. He was a member of the law firm of Smith & Schnacke from 1953 to 1991, a member of the law firm of Thompson Hine & Flory from 1989 to 1991 and a member of the firm of Mulligan & Mulligan from 1992 to 2000. Mr. Mulligan is general counsel to the Corporation and received $18,171 for legal services rendered during the Corporation’s fiscal year ended June 30, 2002.

     Joseph T. Morris has been President and Chief Financial Officer of SunLink Healthcare Corp. since February 1, 2001 and Chief Financial Officer of SunLink Health Systems, Inc. since September 1, 2002. Mr. Morris provided turn-around operational and financial consulting services for several healthcare companies, including Cambio Health Solutions and New American Healthcare Corporation, from June 1999 through January 2001. From January 1997 through May 1999, Mr. Morris was Executive Vice President and Chief Financial Officer of ValueMark HealthCare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From August 1993 through December 1996, Mr. Morris was President of Affiliated Health Management, Inc., and from February 1990 to July 1993, was Senior Vice President, Hospital Financial Operations, for Hallmark Healthcare Corporation.

     Harry R. Alvis has been Senior Vice President of Operations of SunLink Healthcare Corp. since February 1, 2001 and Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. Mr. Alvis’ previous assignment was in Mayfield, Kentucky as the Chief Executive Officer at Pinelake Medical Center from November 1987 through August 1995, which was a healthcare facility owned during such time by HealthTrust, Inc. and later acquired by Columbia Healthcare, Inc.

     Mark J. Stockslager has been Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Item 2. Properties

     Our principal properties as of the date of filing of this report are listed below:

			Date of
	Location	Licensed	Acquisition/Lease	Ownership
Name or Function	City and State	Beds	Inception	Type

Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Mountainside Medical Center	Jasper, GA	40	February 1, 2001	Owned
Missouri Southern Healthcare (1)	Dexter, MO	50	February 1, 2001	Leased

Other
Corporate Offices (2)	Atlanta, GA	N/A	February 1, 2001	Leased

(1)	The lease expires in March 2004.

(2)	Lease of 2,612 square feet of office space for corporate staff. The lease expires in February 2005.

Item 3. Legal Proceedings

     We previously reported that, prior to SunLink’s acquisition of Chestatee and Mountainside, the U.S. Department of Health and Human Services initiated a review of certain medical records of these two hospitals as a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia. The review sought to determine whether claims were improperly coded for Medicare purposes and whether reimbursement claims from such hospitals had been made in violation of one or more applicable laws, including the False Claims Act., 31 U.S.C. §§ 3729 et. seq. The claims related to periods prior to the time that we acquired these hospitals. Based upon its review, HHS asserted that certain claims were improperly coded by Chestatee and Mountainside. Without admitting any wrongdoing or agreeing to undertake any remedial action, we settled those claims on July 9, 2002 for $240,000.

     Although we are also subject to various claims and legal actions arising in the ordinary course of business, including claims for personal injuries and other matters, we believe, on the basis of information presently available to us, including, for certain matters, the availability of insurance for such matters, that the ultimate resolution of such matters likely will not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fiscal period April 1, 2002 through June 30, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common shares are listed on the American Stock Exchange and trades under the symbol “SSY”. We also have publicly traded warrants which trade in the over-the-counter market under the symbol “SSYMW”.

     The table below sets forth the high and low sales prices for our common shares for the periods indicated. The number of shareholders of record was 755 as of June 30, 2002. No cash dividends were paid during fiscal 2002 or 2001. We presently intend to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our Board of Directors.

	Sales Price of
	SunLink Common Shares

	High	Low

Fiscal 2002 (July 1, 2001- June 30, 2002)
Fourth Quarter	$5.70	$3.00
Third Quarter	6.05	2.90
Second Quarter	3.20	2.15
First Quarter	3.25	2.15
Transition Period (April 1, 2001- June 30, 2001)
Three months ended June 30, 2001	2.60	1.35
Fiscal 2001 (April 1, 2000 - March 31, 2001)
Fourth Quarter	1.88	1.30
Third Quarter	1.38	0.88
Second Quarter	1.69	1.00
First Quarter	1.88	1.25

     Wachovia Bank is the Transfer Agent and Registrar for our common shares and our warrants. For all shareholder inquiries, call Wachovia’s Shareholder Services Department at 1-800-829-8432.

Item 6. Selected Financial Data

     Selected historical financial data presented below as of and for the years ended March 31, 1998, 1999, 2000, and 2001, the three-month transition period ended June 30, 2001 and the year ended June 30, 2002 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisitions and dispositions of certain businesses during the period April 1, 1997 through June 30, 2002, including the acquisition of our existing community hospital business. In connection with the acquisition of our current business, we changed our fiscal year-end from March 31 to June 30, beginning with the year ended June 30, 2002. As a result, the following summary presents selected financial data for the years ended March 31, 1998, 1999, 2000, 2001, the three-month transition period ended June 30, 2001, and the year ended June 30, 2002. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

Selected Financial Data
(All amounts in thousands, except per share amounts)

	Fiscal	Three Months	Fiscal Years Ended March 31,
	Year Ended	Ended
	June 30, 2002	June 30, 2001	2001	2000	1999	1998

Net Revenues (1)	$87,457	$20,527	$13,639	$0	$0	$0
Loss from Continuing Operations	(98)	(319)	(881)	(937)	(3,674)	(822)
Net Earnings (Loss)	833	(4,316)	478	1,583	(8,633)	256
Loss per Share from Continuing Operations:
Basic	(0.02)	(0.06)	(0.18)	(0.19)	(0.73)	(0.16)
Diluted	(0.02)	(0.06)	(0.18)	(0.19)	(0.73)	(0.16)
Net Earnings (Loss)
Per Share:
Basic	0.17	(0.87)	0.10	0.32	(1.71)	0.05
Diluted	0.17	(0.87)	0.10	0.32	(1.71)	0.05
Total Assets	48,571	43,842	47,458	12,778	15,751	26,460
Long-term Debt	24,221	20,406	19,916	0	3,236	4,595
Shareholders’ Equity	$5,955	$5,307	$9,631	$9,513	$7,480	$18,099

(1)  All of SunLink’s net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date. The operations of SunLink’s other business segments which were operated during the periods presented, U.K. housewares, child safety products and leisure marine and the U.S. life sciences and engineering segments, have been reported as discontinued operations, and, therefore, are excluded in the selected financial data presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all amounts in thousands, except per share amounts)

Certain Cautionary Statements

     In addition to historical information, this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company’s business strategy, management’s outlook for each of its businesses, and the sufficiency of the Company’s liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results, performance and achievements to differ materially from those anticipated, including, without limitation:

General Business Conditions

•	general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospital facilities;
•	the competitive nature of the U.S. community hospital business;
•	demographic changes in areas where we operate hospital facilities;
•	the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities; and,
•	changes in accounting principles generally accepted in the U.S.;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;
•	restrictions imposed by debt agreements;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;
•	changes in medical and other technology; and,
•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims and Obligations

•	claims under leases, guarantees, and other obligations relating to discontinued operations, acquired subsidiaries and former subsidiaries;
•	claims for product and environmental liabilities from continuing and discontinued operations; and,
•	professional, general, and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;
•	the regulatory environment for our businesses, including state CON laws and regulations, rules and judicial cases relating thereto;
•	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for the Company’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,
•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy; and,
•	competition in the market for acquisition of hospitals and healthcare facilities.

     Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be other additional factors besides those listed herein that also could affect Sun-Link in an adverse manner.

Corporate Business Strategy

     We have redirected our business strategy toward the operation of community hospitals in the United States and, in February 1, 2001, we acquired for approximately $26.5 million the six community hospitals and related businesses which we currently operate. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, to reflect the change in our business focus, we changed our name to SunLink Health Systems, Inc., and changed our fiscal yearend from March 31 to June 30.

Critical Accounting Policies and Estimates

     The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following as accounting policies critical to us:

     Management Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes, all as discussed in the following.

     Net Patient Service Revenues - Like all operators of community hospitals, we have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions.

     Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all receivables are related to providing healthcare services to hospital facility patients. Our estimate of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying estimated allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to provide the allowance for doubtful accounts.

     Risk Management - We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and, employee health, dental, and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we accrue a liability for estimated costs and losses under such claims, net of estimated insurance recoveries.

     In connection with our acquisition of our existing six hospitals, we assumed responsibility for general and professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001 but reported after February 1, 2001, and for claims incurred after February 1, 2001. As a component of the related liability for professional liability risks, we have included the premiums related to the estimated cost of insurance for claims incurred, but not reported prior to the acquisition date.

     We self-insure for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. We accrue an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon historical loss patterns.

     We record a liability pertaining to pending litigation based on our best estimate of a potential loss, if any, or at the minimum end of the range of loss in circumstances where the range of loss can be reasonably estimated. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we continually revise our estimated losses as additional facts become known.

     Income Taxes - We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is $0 based on our assessment that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. Currently, the most significant tax asset is a U.S. net operating loss carryforward of approximately $7,700, which is subject to Internal Revenue Service Code Section 382 limitations.

Financial Summary

	Net Revenues

		3 Months Ended
	Year Ended	June 30,		Year Ended March 31,
	June 30,
	2002	2002	2001	2001	2000

Community Hospitals	$87,457	$22,086	$20,527	$13,639	$0

	Earnings (Loss) from Continuing Operations Before Income Taxes

		3 Months Ended
	Year Ended	June 30,		Year Ended March 31,
	June 30,
	2002	2002	2001	2001	2000

Community Hospitals EBITDA (1)	$5,656	$1,776	$922	$912	$0
Corporate EBITDA (1)	(1,324)	(295)	(299)	(1,376)	(1,557)
Depreciation and amortization	(1,353)	(459)	(300)	(191)	(6)

Operating profit (loss)	2,979	1,022	323	(655)	(1,563)
Interest expense	(3,007)	(797)	(667)	(447)	(127)
Interest income	56	19	25	496	476

Earnings (Loss) from continuing operations before income taxes	$28	$244	$(319)	$(606)	$(1,214)

(1)	EBITDA represents the sum of income before income taxes, interest, depreciation and amortization. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a corporation that is presented to assist investors in analyzing the operating performance of a corporation and its ability to service debt. We believe an increase in EBITDA level is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations.

Results of Operations — Continuing Operations

     All of our net revenues relate to the U.S. community hospital segment which was acquired February 1, 2001. As such, net revenues from continuing operations for the twelve months ended June 30, 2002, the three months ended June 30, 2001 and the twelve months ended March 31, 2001 and 2000, respectively, represent only the revenues subsequent that acquisition date. The operations of SunLink’s two other business segments which were operated during that period, U.K. housewares and child safety products, have been reported in discontinued operations.

     Our U.S. community hospital segment reported aggregate net revenues of $87,457, a total of 16,523 adjusted admissions and revenues per adjusted admission of $5,293 for the year ended June 30, 2002. Community hospital net revenues for the three months ended June 30, 2001 were $20,527, with a total of 3,883 adjusted admissions and revenues per adjusted admission of $5,286. Community hospital net revenues for the year ended March 31, 2001 were $13,639, with a total of 2,730 adjusted admissions and revenues per adjusted admission of $4,996. SunLink added 13 new doctors at the six facilities during the year ended June 30, 2002. We seek to increase adjusted admissions by attracting additional physicians to our hospitals, upgrading the services offered by our hospitals, and improving the hospitals’ physical facilities.

     Operating expenses, excluding depreciation and amortization, were $83,457 for the year ended June 30, 2002 and $20,204 for the three months ended June 30, 2001. The following table shows the relative percentages of operating expenses to net revenues for the twelve and three month periods:

	Operating Expenses as a % of Net Revenues

	Year Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Salaries, wages and benefits	47.98%	48.99%
Provision for bad debts	11.92%	12.80%
Supplies	11.18%	11.30%
Purchased services	8.39%	9.04%
Other operating expenses	13.52%	12.31%
Rents and leases expense	2.44%	2.52%

     All expense categories have decreased in the year ended June 30, 2002 compared to the prior three month period except for other operating expenses, which includes the cost of insurance. Insurance costs for all coverage areas increased substantially at the renewal date of February 1, 2002, especially medical malpractice coverage. SunLink has undertaken cost control initiatives in each facility to reduce labor and other costs. SunLink’s level of bad debts is reflective of its high level of self-pay patients. We provide assistance to the hospitals in implementing additional business office systems and procedures designed to minimize bad debts. Supplies expense was 11.18% of net revenues for the fiscal year reflecting a lower level and volume of specialty services performed in our hospitals. Management expects supplies expense to increase as additional specialty services are provided by our hospitals.

     Interest expense of $3,007, $667 and $447 for the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001 resulted from the debt incurred in connection with the acquisition of the six hospitals on February 1, 2001 and for the new term loan of $6,000 closed on January 4, 2002. The bridge loan of $4,000, incurred in connection with the acquisition of our hospitals, was repaid fully in December 2001. Cash paid for interest during the year ended June 30, 2002 was $285 for the new term loan (including $39 of interest capitalized in property, plant and equipment) and $339 for the short-term bridge loan.

     On December 21, 2001, SunLink sold its 60-bed nursing home in Jasper, Georgia for $1,550 cash. A gain of $310 on the sale was reported in operating profit in the year ended June 30, 2002. The nursing home is on the campus of the existing Jasper hospital which is being replaced by a new facility approximately five miles away. SunLink sold the nursing home to concentrate its management and capital resources on the Jasper replacement hospital.

     Income tax expense of $126 for the year ended June 30, 2002 is for state income taxes. Income tax expense of $275 for the year ended March 31, 2001 is composed of $50 for U.S. state taxes and $225 U.K. tax expense. No U.S. Federal nor foreign income taxes are payable for the year ended June 30, 2002 due to tax operating losses for the U.S. and U.K. No deferred income tax expense was recorded because SunLink provided a 100% valuation allowance for U.S. and foreign deferred tax assets. SunLink decided to provide such valuation allowances and adjust the net deferred tax assets to zero based upon management’s assessment that it is more likely than not that the net operating loss carryforwards and other deferred tax assets items will not be realized through future taxable earnings or implementation of tax planning strategies considered likely to be available in the future. For the year ended March 31, 2000, the income tax benefit of $277 is comprised of $382 U.S. tax benefit offset by $105 of foreign tax expense. SunLink has a net operating loss carryforward in the U.S. of approximately $7,700 at June 30, 2002, the future use of which is subject to the limitations of the provisions of Internal Revenue Service Code Section 382.

     The liability for general and professional liability risks increased during the year ended June 30, 2002 due to, among other things, an increase in general and professional liability risks retained and increased costs to insure that portion of such risks not retained. The cost of general and professional liability insurance (and all insurance in general) has increased substantially during the year due to changes in the insurance market. SunLink’s general and professional liability insurance has been purchased through early calendar 2003.

     The losses from continuing operations were $98 ($0.02 per share) in the year ended June 30, 2002, $319 ($0.06 per share) for the three months ended June 30, 2001, $881 ($0.18 per share) for the year ended March 31, 2001 and $937 ($0.19 per share) for the year ended March 31, 2000. The loss for the year ended June 30, 2002 resulted from an operating profit of $2,979 achieved by our community hospitals offset by net interest expense of $2,951 and income tax expense of $126. The results for the year ended March 31, 2001 include only two months of operations of our community hospitals while the year ended March 31, 2000 has no continuing operations results of our community hospitals.

Results of Operations — Discontinued Operations

     Earnings from discontinued operations for the year ended June 30, 2002 of $931 is comprised of earnings of $170 on the sale of U. K. housewares subsidiary, Beldray Limited, an after-tax loss of $85 from the life sciences and engineering segment which resulted from domestic pension expense, and a gain from the sale of the our investment in LTS Holdings Inc. of $846. The loss from discontinued operations for the three months ended June 30, 2001 of $3,997 resulted from losses from operations of Beldray of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray’s net assets to a net realizable value of $0), a provision for a loss on disposal of Beldray of $1,556 (including $687 for operating losses through the disposal date), and an after-tax loss of $8 from the life sciences and engineering segment. Earnings from discontinued operations of $1,359 for the year ended March 31, 2001 resulted from the $2,457 pre-tax gain on the sale of the child safety segment, partially offset by a $474 after-tax loss from the pre-sale operations of the child safety segment, $485 after-tax loss of the housewares segment and a $139 after-tax loss from the life sciences and engineering segment which resulted from domestic pension expense. Earnings from discontinued operations for the year ended March 31, 2000 of $2,520 resulted from $2,649 of earnings from the life sciences and engineering segment, $66 earnings from the housewares segment and a $195 net loss from the child safety segment. The life sciences and engineering segment earnings were comprised of the pre-tax gain on the sale of the Wyle Series A preferred stock of $4,153 offset by $680 of domestic pension curtailment expenses and $824 of domestic income tax expense.

Liquidity and Capital Resources

     SunLink generated $3,514 of cash from operating activities during the year ended June 30, 2002. The cash generated in the current year resulted primarily from the operating profit for the year of $2,979 plus non-cash deprecation and amortization of $1,353, offset by cash interest paid of $585 (net of interest capitalized) and increased net non-cash current assets. Receivables of our community hospital segment increased due to increased net revenues, offset somewhat by decreased accrued expenses and third-parry payor settlements. Cash generated in operating activities in the three months ended June 30, 2001 of $1,073 resulted from operating profit of $323 plus non-cash depreciation and amortization of $300 and decreased net non-cash current assets. We used cash in operating activities of $996 and $1,675 for the years ended March 31, 2001 and 2000, respectively. Cash used for the year ended March 31, 2001 resulted principally from payment of corporate expenses, offset somewhat by decreased working capital used by our community hospital segment during the two months after its acquisition. Cash used for the year ended March 31, 2000 resulted principally from payment of corporate expenses.

     We used $3,049 of cash from investing activities during the year ended June 30, 2002, comprised of $5,636 in expenditures for property, plant, and equipment at our hospitals, offset by $850 received from the sale of SunLink’s senior preferred stock of LTS Holdings Inc. and $1,737 received from the sale of the 60-bed nursing home in Jasper, Georgia and the sale of excess land. In addition to routine capital expenditures of $2,567 during the fiscal year ended June 30, 2002, primarily for new and replacement equipment, we expended $2,816 for costs related to the replacement hospital in Jasper, Georgia and $253 for exterior renovations at Chilton Medical Center in Clanton, Alabama. Management believes an attractive physical facility assists in recruiting quality staff and physicians as well as attracting patients. The total committed cost of the new Jasper hospital is approximately $15,000, of which $3,000 had been expended at June 30, 2002. The new hospital currently is being funded by the new term loan and revolving line of credit and cash generated from operations of our community hospital segment. We used $718 of cash for the three months ended June 30, 2001 for capital expenditures for our community hospital segment which included $234 for renovation and upgrading of patient service areas at Chestatee Regional Hospital in Dahlonega, Georgia. During the year ended March 31, 2001, $2,795 was used in investing activities. Cash of $4,759 was used for the hospital acquisitions and $755 of cash was used for hospital capital expenditures, while $2,487 was received from the sale of Klippan Limited. Net cash of $4,130 was provided from investing activities during the year ended March 31, 2000, which included $4,125 of proceeds from the sale of our investment in the Wyle Series A preferred stock.

     We generated $1,709 of cash from financing activities in the year ended June 30, 2002, comprised of $6,106 received from new long-term debt, primarily the new term loan, and $35 from issuance of common shares upon exercise of employee options, offset by payment of the $4,000 bridge loan used in the purchase of our hospitals in February 2001 and $432 payments on the new term loan.

     At June 30, 2002, we had outstanding U.S. long-term debt of $24,221 of which $18,517 was incurred in connection with the February 1, 2001 purchase of the six community hospitals and related businesses, $5,577 was obtained from the new term loan and $127 related to capital leases. On January 4, 2002, we closed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000, with interest at prime plus 1.25%, and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowing under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of hospital receivables which, based upon our estimates, provides borrowing capacity of approximately $7,000 at June 30, 2002. If the amount or quality of receivables is lower than expected, our borrowing capacity under the revolving line of credit also will be lower. If we experience a material adverse change in our businesses, assets, financial condition, management, or operations, or the value of the collateral securing the credit facility, we may be unable to draw on the revolving line of credit. No amount is outstanding on the revolving line of credit at June 30, 2002. We do not expect to draw on the revolving line of credit until the quarter ending December 31, 2002. The net proceeds from the term loan of $5,800 are being used for working capital and to fund a portion of our hospital capital projects, which include a replacement hospital in Jasper, Georgia and a new emergency room at its hospital in Ellijay, Georgia.

     In connection with our purchase of the hospitals in February 2001, the U.S. debt at June 30, 2002 also includes a seller-financed balloon note of $16,856 and a seller-financed zero coupon note of $1,661. The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it is considered a below-market interest rate, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date can be paid in additional balloon notes due January 31, 2006, and SunLink presently intends to issue PIK notes for interest due through January 31, 2003. Additional promissory notes of $1,999 for interest from February 1, 2001 through May 31, 2002 have been issued and the interest accrued through June 30, 2002 of $135 has been included in the principal amount of the balloon note at June 30, 2002. The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed-upon amount. We have submitted to the seller a working capital adjustment to reduce the balloon note by $1,200. The seller has objected to the adjustment and SunLink and the seller currently are seeking to conclude the working capital adjustment settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at June 30, 2002.

     The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement. SunLink has not made any claims for reduction of the zero coupon note.

     SunLink disposed of its U.K. housewares business in October 2001 and received no net proceeds from the disposition. Noncurrent Liability Reserve for Discontinued Operations at June 30, 2002 includes $1,035 relating to the housewares segment which represents a reserve for a portion of a guarantee by one of our U.K. subsidiaries of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. One of our U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any of our U.K. subsidiaries is called upon to perform under the lease guarantee, or under certain other considerations.

     Management believes SunLink has adequate financing and liquidity in the U.S. to support its current level of operations through the end of the next fiscal year. The principal current sources of liquidity are the new revolving line of credit, the new term loan facility and cash generated from operations of the community hospital segment. The availability under the revolving credit facility is based upon a borrowing base keyed to the levels of SunLink’s receivables. This availability of approximately $7,000 could be adversely affected by, among other things, decreases in receivables due to lower demand for SunLink’s services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for SunLink’s services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses), or by changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

     From time to time, we continue to evaluate potential acquisitions of rural community hospitals. Financing for any such acquisitions could come from additional third-party debt, seller-financed debt or the proceeds from issuance of additional equity. Currently, we believe our debt capacity is somewhat limited by our debt-to-equity leverage position. The debt capacity of one of our subsidiaries, SunLink Healthcare Corp. (“SHC”), is limited by certain leverage tests in applicable loan agreements. Under the most limiting of such tests, SHC would, at June 30, 2002, have been able to incur up to approximately $9,400 of additional indebtedness.

     Our contractual obligations related to long-term debt, noncancellable operating leases and physician guarantees at June 30, 2002 were as follows:

Contractual Obligations

Payments due in:	Long-term Debt	Operating Leases	Physician Guarantees

1 year	$940	$2,286	$1,403
2 years	2,694	1,944	621
3 years	1,126	1,239
4 years	18,092	725
5 years	1,360	314
more than 5 years	9	3,312

	$24,221	$9,820	$2,024

     SunLink has contracts with eight physicians which contain guaranteed minimum gross receipts. If the physician’s gross patient receipts are less than specific yearly amounts, then the difference is paid by SunLink to the physician. The contractual obligation is the maximum guarantee that would be owed.

     SunLink has commitments for future capital expenditures relating to the new Jasper, Georgia hospital of approximately $12,000 and for a new emergency room at North Georgia Medical Center in Ellijay, Georgia, of approximately $1,700 at June 30, 2002.

     Contingent obligations remain relating to product liability claims for products manufactured and sold before the disposal of SunLink’s discontinued industrial segment in fiscal 1989, and for guarantees of certain obligations of former subsidiaries. We have provided an accrual of $1,035 at June 30, 2002 related to a portion of the guarantee by a U.K. subsidiary of a lease covering a portion of the former housewares segment manufacturing facility. We currently are in the process of liquidating three dormant subsidiaries in Canada, Germany and France. Based upon our best estimates, no material amounts are reserved for any contingencies related to these liquidations.

Related Parties

     Two directors of SunLink are members of two different law firms. SunLink has paid $306 for legal services to these law firms during the year ended June 30, 2002.

Inflation

     During periods of inflation and labor shortages, employee wages increase and suppliers pass along rising costs to us in the form of higher prices for their supplies and services. We have not always been able to offset increases in operating costs by increasing prices for our services and products or by implementing cost control measures. We are unable to predict our ability to control future cost increases or offset future cost increases by passing along the increased cost to customers.

Recent Accounting Pronouncements

     Recent Accounting Pronouncements and their expected impacts are discussed at Note 2 of the Notes to Consolidated Financial Statements at Item 8 of this Annual Report on Form I0-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     SunLink currently is exposed to interest rate changes, primarily as a result of any borrowing under the revolving portion of our credit facility. No borrowing was outstanding on the revolving facility at June 30, 2002. No action has been taken to cover interest rate market risk and we have not engaged in any interest rate market risk management activities.

Item 8. Financial Statements and Supplementary Data

     Index to Financial Statements and Supplementary Data

Page

Independent Auditors’ Report	34
Consolidated Balance Sheets – June 30, 2002 and 2001	35-36
Consolidated Statements of Earnings – for the year ended June 30, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000	37
Consolidated Statements of Shareholders’ Equity – for the year ended June 30, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000	38
Consolidated Statements of Cash Flows – for the year ended June 30, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000	39-40
Notes to Consolidated Financial Statements – for the year ended June 30, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000	41-63

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
  SunLink Health Systems, Inc.:

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year ended June 30, 2002, the three months ended June 30, 2001, and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002, the three months ended June 30, 2001, and the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
September 9, 2002

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
(All amounts in thousands)
—

	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,719	$3,540
Receivables — net	10,857	9,957
Medical supplies	1,774	1,798
Prepaid expenses and other	1,212	1,169

Total current assets	19,562	16,464

PROPERTY, PLANT, AND EQUIPMENT — At cost
Land	2,274	2,863
Buildings and improvements	18,221	19,480
Equipment and fixtures	6,116	4,389
Construction in progress	3,846	903

	30,457	27,635
Less accumulated depreciation	1,861	503

Property, plant, and equipment — net	28,596	27,132

OTHER NONCURRENT ASSETS	413	246

TOTAL ASSETS	$48,571	$43,842

See notes to consolidated financial statements.

	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,988	$3,046
Third-party payor settlements	5,088	6,149
Current maturities of long-term debt	940	4,000
Accrued payroll and related taxes	3,477	3,274
Pension liability	727	795
Net current liability reserve for discontinued operations	164	1,549
Other accrued expenses	2,127	1,977

Total current liabilities	16,511	20,790

LONG-TERM LIABILITIES:
Long-term debt	23,281	16,406
Noncurrent liability for professional liability risks	1,151	475
Noncurrent liability reserve for discontinued operations	1,673	864

Total long-term liabilities	26,105	17,745

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 4,998 at June 30, 2002 and 4,976 at June 30, 2001	2,499	2,488
Additional paid-in capital	3,628	3,604
Retained earnings (deficit)	167	(666)
Accumulated other comprehensive income (loss)	(339)	(119)

Total shareholders’ equity	5,955	5,307

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,571	$43,842

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEAR ENDED JUNE 30, 2002, THE THREE MONTHS ENDED
JUNE 30, 2001, AND THE YEARS ENDED MARCH 31, 2001 AND 2000
(All amounts in thousands, except per share amounts)

		THREE MONTHS
	YEAR ENDED	ENDED	YEAR ENDED	YEAR ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000

Net Revenues	$87,457	$20,527	$13,639	$—

Operating Expenses:
Salaries, wages and benefits	41,961	10,057	7,138	666
Provision for bad debts	10,425	2,627	1,637	—
Supplies	9,776	2,320	1,586	—
Purchased services	7,338	1,855	1,191	—
Other operating expenses	11,826	2,527	2,196	848
Rents and leases expense	2,131	518	355	43
Depreciation and amortization	1,353	300	191	6
Gain on sales of property and equipment	(332)	—	—	—

Operating Profit (Loss)	2,979	323	(655)	(1,563)
Other Income (Expense):
Interest expense	(3,007)	(667)	(447)	(127)
Interest income	56	25	496	476

Earnings (Loss) From Continuing Operations Before Income Taxes	28	(319)	(606)	(1,214)
Income Tax Expense (Benefit)	126	—	275	(277)

Loss From Continuing Operations	(98)	(319)	(881)	(937)
Earnings (Loss) From Discontinued Operations, net	931	(3,997)	1,359	2,520

Net Earnings (Loss)	$833	$(4,316)	$478	$1,583

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.02)	$(0.06)	$(0.18)	$(0.19)

Diluted	$(0.02)	$(0.06)	$(0.18)	$(0.19)

Discontinued Operations:
Basic	$0.19	$(0.81)	$0.28	$0.51

Diluted	$0.19	$(0.81)	$0.28	$0.51

Net Earnings (Loss):
Basic	$0.17	$(0.87)	$0.10	$0.32

Diluted	$0.17	$(0.87)	$0.10	$0.32

Weighted-average Common Shares Outstanding:
Basic	4,980	4,976	4,976	4,977

Diluted	4,980	4,976	4,976	4,977

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2002, THE THREE MONTHS ENDED
JUNE 30, 2001, AND THE YEARS ENDED MARCH 31, 2001 AND 2000
(All amounts in thousands)

	COMMON SHARES		ADDITIONAL	RETAINED	TREASURY SHARES
			PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	SHARES	AMOUNT

MARCH 31, 1999	5,256	$2,628	$4,829	$1,589	279	$(1,363)

Net earnings				1,583
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $218

Total comprehensive income

Treasury shares purchased					1	(2)
Treasury shares retired	(280)	(140)	(1,225)		(280)	1,365

MARCH 31, 2000	4,976	2,488	3,604	3,172	—	—

Net earnings				478
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $31

Total comprehensive income

MARCH 31, 2001	4,976	2,488	3,604	3,650	—	—

Net loss				(4,316)
Foreign currency translation adjustment

Total comprehensive loss

JUNE 30, 2001	4,976	2,488	3,604	(666)	—	—

Net earnings				833
Foreign currency translation adjustment
Minimum pension liability adjustment, net of tax of $21

Total comprehensive income

Common shares issued	22	11	24

JUNE 30, 2002	4,998	$2,499	$3,628	$167	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	ACCUMULATED
	OTHER	TOTAL
	COMPREHENSIVE	SHAREHOLDERS'
	INCOME (LOSS)	EQUITY

MARCH 31, 1999	$(203)	$7,480

Net earnings		1,583
Foreign currency translation adjustment	30	30
Minimum pension liability adjustment, net of tax of $218	422	422

Total comprehensive income		2,035

Treasury shares purchased		(2)
Treasury shares retired		—

MARCH 31, 2000	249	9,513

Net earnings		478
Foreign currency translation adjustment	(300)	(300)
Minimum pension liability adjustment, net of tax of $31	(60)	(60)

Total comprehensive income		118

MARCH 31, 2001	(111)	9,631

Net loss		(4,316)
Foreign currency translation adjustment	(8)	(8)

Total comprehensive loss		(4,324)

JUNE 30, 2001	(119)	5,307

Net earnings		833
Foreign currency translation adjustment	(181)	(181)
Minimum pension liability adjustment, net of tax of $21	(39)	(39)

Total comprehensive income		613

Common shares issued		35

JUNE 30, 2002	$(339)	$5,955

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2002, THE THREE MONTHS ENDED
JUNE 30, 2001 AND THE YEARS ENDED MARCH 31, 2001 AND 2000
(All amounts in thousands)

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$833	$(4,316)	$478	$1,583
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	300	191	6
Change in provision for bad debts	1,384	2,627	1,637
Interest capitalized on long-term debt	2,111	491	317
Gain on sale of Klippan Limited			(2,457)
Gain on sale of LTS Holdings Senior Preferred Stock	(846)
Gain on sale of Wyle Laboratories, Inc. Series A Preferred Stock				(4,153)
Gain on sale of assets	(332)			(2)
Provision for loss from discontinued operations		3,644
Change in assets and liabilities (excluding effect of acquisition):
Receivables	(2,548)	(1,206)	(1,126)	867
Medical supplies	25	(39)	(22)
Prepaid expenses and other assets	(13)	86	(327)	22
Accounts payable and accrued expenses	2,626	(540)	398	402
Income taxes	59	3	(327)	192
Third-party payor settlements	(901)	(52)	(389)
Net cash provided by (used in) discontinued operations	(237)	75	631	(592)

Net cash provided by (used in) operating activities	3,514	1,073	(996)	(1,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Klippan Limited			2,487
Proceeds from sale of Wyle Laboratories, Inc. Series A Preferred Stock				4,125
Cash paid in SunLink Acquisition			(4,759)
Cash acquired in SunLink Acquisition			232
Proceeds from sale of LTS Holdings Senior Preferred Stock	850
Proceeds from sales of assets	1,737			7
Expenditures for property, plant, and equipment	(5,636)	(718)	(755)	(2)

Net cash provided by (used in) investing activities	(3,049)	(718)	(2,795)	4,130
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	35
Purchase of treasury shares				(2)
Additions to long-term debt	6,106
Payment of long-term debt	(4,432)		(664)	(3,673)
Change in restricted cash				6,641

Net cash provided by (used in) financing activities	1,709		(664)	2,966
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	(1)	(4)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,179	354	(4,459)	5,420
CASH AND CASH EQUIVALENTS:
Beginning of year	3,540	3,186	7,645	2,225

End of year	$5,719	$3,540	$3,186	7,645

(Continued)

SUNLINK HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2002, THE THREE MONTHS ENDED
JUNE 30, 2001 AND THE YEARS ENDED MARCH 31, 2001 AND 2000
(All amounts in thousands)

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Effect of acquisition of community hospital segment:
Fair value of assets acquired			$39,356
Liabilities assumed and expenses paid			(15,000)

			24,356
Less debt financing			(19,597)

Cash paid			4,759
Less cash acquired			(232)

Net cash paid for acquisition			$4,527

Noncash investing and financing activities - Long-term debt issued as payment-in-kind for interest payable	$1,518	$482	$—	$—

Cash paid for:
Income taxes	$67	$—	$356	$447

Interest, net of amounts capitalized	$585	$143	$46	$127

(Concluded)

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2002, THE THREE MONTHS ENDED
JUNE 30, 2001 AND THE YEARS ENDED MARCH 31, 2001 AND 2000
(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (the “Company”) operates in the U.S. community hospital segment. The U.S. community hospital segment is comprised of six community hospitals and related businesses, which were acquired on February 1, 2001 (the “SunLink Acquisition”). In the fiscal year ended March 31, 2001, the Company redirected its business strategy toward the operation of community hospitals in the United States. On October 5, 2001, the Company sold all of the capital stock of what was then its wholly owned United Kingdom housewares subsidiary, Beldray, and it no longer owns any operating businesses outside the United States. In August 2001, the Company changed its name to SunLink Health Systems, Inc. from KRUG International Corp. and changed its fiscal yearend from March 31 to June 30.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Net Patient Service Revenue - The U.S. community hospital segment of the Company has agreements with third-party payors that provide for payments at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued during the period the related services are rendered and adjusted in future periods as final settlements are determined.

Concentrations of Credit Risk - The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party agreements. Because of the geographic diversity of the Company’s facilities and nongovernmental third-party payors, Medicare and Medicaid represent the Company’s only significant concentrations of credit risk.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less.

Medical Supplies - Medical supplies are valued at the lower of cost or market, using the first-in, first-out method.

Allowance for Doubtful Accounts — Accounts receivable are reduced by an allowance for amounts that could become uncollectable in the future. Substantially, all of the Company’s receivables are related to providing healthcare services to the hospitals’ patients. The Company’s estimate for its allowance for doubtful accounts is based primarily on our historical collection experience for each type of payor. The amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable.

Property, Plant, and Equipment — Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

Risk Management - The Company is exposed to various risks of loss from torts; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters; and employee health, dental, and accident benefits. Commercial insurance coverage is purchased for claims arising from such matters.

In connection with the SunLink Acquisition, the Company assumed responsibility for professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims. The Company has purchased claims-made commercial insurance for coverage prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. As a component of the related liability for professional liability risks, the Company has included the premiums related to the cost of insurance for claims prior to the acquisition date.

The Company’s U.S. community hospital segment is self-insured, subject to stop-loss insurance, for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

Long-lived Assets — The Company periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. The Company does not have any goodwill or intangibles as of June 30, 2002.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the income tax law or rates.

Stock-based Compensation - The Company measures compensation cost for stock options issued to employees using the intrinsic value-based method of accounting.

Foreign Currency Translation - The assets and liabilities of the Company’s wholly owned European subsidiaries are translated using exchange rates in effect at the balance sheet date, and amounts for the consolidated statements of earnings are translated using average exchange rates for the period. Translation gains and losses are recorded in shareholders’ equity, and transaction gains and losses are included in the consolidated statements of earnings for the periods.

Fair Value of Financial Instruments - The recorded values of cash, receivables and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of the Company’s discounted long-term debt is estimated to approximate its recorded value due to its recent valuation and relatively short maturity periods (three to five years).

Earnings (Loss) per Share - Earnings (loss) per common share (“EPS”) is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under the Company’s Incentive Stock Option Plan and outstanding stock purchase warrants issued by the Company. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which the Company intends to adopt July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The Company does not believe the adoption of SFAS No. 142 will have a material impact on its consolidated financial statements because it recorded no goodwill or other intangibles in connection with the SunLink Acquisition.

In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The provisions of this statement provide a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company currently is assessing the impact of this new standard.

In April 2002, the FASB issued SFAS No. 145, Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements. The Company elected to adopt this Statement as of July 1, 2001. The adoption of SFAS No. 145 did not have a material effective on the Company’s financial position, cash flows, or results of operations, except as discussed in Note 13.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exist costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SAFS No. 146 is required with the beginning of fiscal year 2003. The Company is currently assessing the impact of this new standard.

Reclassifications - Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	ACQUISITION

On February 1, 2001, the Company, through its hospital-operating subsidiary, SunLink Healthcare Corp. (“SHC”), completed the acquisition of six community hospitals and related businesses for a purchase price of $26,444. The operating results of the six community hospitals and related businesses are reported in Business Segment information under the community hospital segment. The purchase price was funded with $3,590 cash from internally available funds, $4,000 of short-term debt, $15,597 of seller-financed debt, and the assumption of liabilities and transaction costs of $3,257. The purchase agreement for the SunLink Acquisition includes a provision for the settlement of the working capital at the purchase date of the acquired hospitals and related businesses. The adjustment will be accounted for as an adjustment to the seller-financed debt. No settlement has been finalized; however, management believes that the settlement should be resolved during the next fiscal year.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of earnings includes the results of the six community hospitals and related businesses beginning February 1, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition as determined by the Company’s management based on information currently available and independent appraisals of the acquired property, plant, and equipment. The purchase price is subject to adjustment for working capital at the purchase date greater or less than an agreed-upon amount. The allocation of the purchase price is as follows:

Estimated fair values	$39,356
Assets acquired	12,912

Liabilities assumed	$26,444

The following unaudited pro forma results of operations for the year ended March 31, 2001 and 2000 give effect to the Company’s acquisition of the six community hospitals and related businesses as if it had occurred as of April 1, 1999. The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results do not include any anticipated cost savings or other effects of the planned integration of the six community hospitals and related businesses, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	PRO FORMA (UNAUDITED)
	YEAR ENDED MARCH 31,

	2001	2000
Net revenues	$78,861	$85,472
Loss from continuing operations	(5,780)	(6,954)
Earnings from discontinued operations	1,359	2,520
Net loss	(4,421)	(4,434)
Loss per share from continuing operations — basic and diluted	(1.16)	(1.40)
Earnings per share from discontinued operations — basic and diluted	0.27	0.51
Net loss per common share — basic and diluted	(0.89)	(0.89)

4.	DISCONTINUED OPERATIONS

Housewares Segment — Beldray Limited (“Beldray”), the Company’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. During the three months ended June 30, 2001, the Company reported a charge in discontinued operations relating to Beldray of $3,989. The charge was composed of losses from operations of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray’s net assets to net realizable value of $0) and a loss on disposal of Beldray of $1,556, including $687 for estimated operating losses through the disposal date. During the year ended June 30, 2002, earnings from the disposal of $170 were reported.

Noncurrent Liability Reserves for Discontinued Operations at June 30, 2002 include $1,035 relating to the housewares segment which represents a reserve for a portion of a guarantee by one of the Company’s U.K. subsidiaries of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. One of the Company’s U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of the Company is called upon to perform under the lease guarantee, or under certain other conditions.

During the year ended March 31, 1998, the Company recorded restructuring and relocation charges of $1,546 related to its housewares segment. In the restructuring, the Company closed its manufacturing facility in Bognor Regis, England, and moved the operations to its facility in Bilston, England. This move was completed in April 1998. During the year ended March 31, 1999, an additional $412 of expense was recorded for additional costs related to the vacated facility.

The following is a summary of the provision for restructuring charges:

	MARCH 31,

	2001	2000
Beginning balance	$45	$680
Charges	(45)	(635)

Ending balance	$—	$45

Life Sciences and Engineering Segment - On November 5, 2001, the Company sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. (“Wyle”), to LTS Holdings Inc. for $850 in cash. The Company acquired the senior preferred stock in November 1999 in connection with the sale of its interest in Wyle to LTS Holdings Inc. The senior preferred stock had been recorded by the Company at a value of zero due to the highly leveraged nature of LTS Holdings Inc. On November 30, 1999, the Company sold its Wyle Series A Preferred Stock and stock option for $4,125 in cash. The Series A Preferred Stock had voting rights and was convertible into approximately 38% of Wyle’s common shares. In connection with the sale, which was a part of a leveraged management buy-out of Wyle, the Company also exchanged its nondividend-paying and nonvoting Series B Preferred Stock in Wyle for senior preferred stock of LTS Holdings Inc., Wyle’s new parent Company, and canceled its existing option to acquire Wyle shares.

Child Safety Segment - On January 29, 2001, the Company sold its European child safety subsidiary, Klippan Limited (“Klippan”). A gain of $2,457 was reported on the sale.

Industrial Segment - In fiscal 1989, the Company discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Over the past thirteen years the Company has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments, as well as the U.K. housewares segment. Reserves for losses relating to discontinued operations of these segments represent management’s best estimate of the Company’s possible liability for property, product liability and other claims for which it may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. The Company historically has purchased insurance policies to reduce certain of its product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While the Company has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. The Company intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Company.

The following is a summary of the loss reserves for discontinued operations:

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000
Beginning balance	$4,641	$1,049	$1,188	$1,459
Provision for losses	—	3,989	—	—
Usage — net	(2,935)	(380)	(139)	(271)
Exchange differences	131	(17)	—	—

Ending balance	$1,837	$4,641	$1,049	$1,188

Industrial Segment	$787	$1,014	$1,049	$1,188
Housewares Segment	1,050	3,627	—	—

	$1,837	$4,641	$1,049	$1,188

     Discontinued Operations — Summary Balance Sheet Information

JUNE 30, 2001

Current assets	$6,967
Property, plant, and equipment — net	3,631
Other noncurrent assets	1,147

Total assets	11,745
Current liabilities	6,968
Long-term debt	1,412

Total liabilities	8,380

Net assets	$3,365

          Results of discontinued operations were as follows:

                    Discontinued Operations — Summary Statement of Earnings Information

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000

Revenues:
Housewares Segment	$6,098	$6,363	$28,035	$32,011

Child Safety Segment			$10,622	$15,707

Earnings (Loss) from Discontinued Operations:
Houseswares Segment:
Gain on disposal of Beldray	$170	$(1,556)
Earnings (Loss) from operations before income taxes		(2,433)	$(260)	$90
Income Taxes			225	24

Earnings (Loss) from Housewares Segment after income taxes	170	(3,989)	(485)	66

Child Safety Segment:
Pre-tax gain on sale of Klippan			2,457
Loss from operations before income taxes			(390)	(171)
Income Taxes			84	24

Earnings (Loss) from Child Safety Segment after income taxes			1,983	(195)

Life Sciences and Engineering Segment:
Pre-tax gain on sale of Wyle shares	846			4,153
Loss from operations before income taxes	(65)	(8)	(95)	(680)
Income Taxes	20		44	824

Earnings (Loss) from Life Sciences and Engineering Segment after income taxes	761	(8)	(139)	2,649

Earnings (Loss) from Discontinued Operations	$931	$(3,997)	$1,359	$2,520

5.	NET REVENUES AND RECEIVABLES

The U.S. community hospital segment of the Company has agreements with third-party payors that provide for payments at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

Medicare - Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per Diagnosis Related Group (“DRG”). These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. Cost reimbursable items are paid at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary.

Medicaid - Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicaid fiscal intermediary.

The U.S. community hospital segment of the Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Summary information for receivables is as follows:

	JUNE 30,

	2002	2001
Patient accounts receivable	$22,343	$19,480
Less contractual allowances	(6,074)	(5,486)
Less allowance for doubtful accounts	(5,648)	(4,264)

Patient accounts receivable (net of allowances)	10,621	9,730
Other accounts receivables	236	227

Total	$10,857	$9,957

6.	LONG-TERM DEBT

	JUNE 30,

	2002	2001
Senior subordinated note, net of unamortized discount of $2,278 and $2,676	$16,856	$14,929
Senior subordinated zero coupon note, net of unamortized discount of $339 and $523	1,661	1,477
Term loan	5,577
Short-term bridge loan		4,000
Other	127

Total	24,221	20,406
Less current maturities	(940)	(4,000)

	$23,281	$16,406

In connection with the SunLink Acquisition, SHC issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The senior subordinated note is due on January 31, 2006 with interest payable semi-annually either in cash or additional promissory notes through February 1, 2003 and in cash thereafter. Additional promissory notes of $1,999 for interest from February 1, 2001 through May 31, 2002 have been issued and the accrued interest payable at June 30, 2002 of $135 is included in the senior subordinated note. Accrued interest of $237 as of March 31, 2001 was included in the senior subordinated note at that date. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809.

The purchase agreement for the six hospitals includes a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is determined to be greater or less than an agreed-upon amount. The Company has submitted to the seller a proposed working capital adjustment, which would reduce the balloon note by $1,200. The seller has objected to the adjustment and the Company and the seller currently are seeking to conclude the working capital adjustment settlement under the dispute provisions of the sale agreement. No adjustment for any working capital settlement has been made to the balloon note at June 30, 2002.

The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance; therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594.

The discounts on the long-term debt were determined by the Company in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instrument using the effective interest method. For the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, the Company recognized amortization expense on the discounts of $583, $126 and $79, respectively.

The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SHC grant to the lender a security interest in and mortgage on collateral consisting of a SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

On January 4, 2002, the Company executed a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates provides borrowing capacities of approximately $7,000 at June 30, 2002. No amount was outstanding on the revolving credit facility at June 30, 2002. The net proceeds from the term loan of $5,800 are being used for working capital and to fund a portion of the Company’s hospital capital projects which include a new replacement hospital in Jasper, Georgia and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on the real and personal property, except for patient accounts receivables, as well as the capital stock owned by SHC or its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan. The revolving credit facility is secured by the patient accounts receivable of SHC.

In connection with the SunLink Acquisition, the Company entered into a short-term bridge loan with three separate private equity funds in the amount of $4,000, which was due on February 1, 2002. The loan had an interest rate of prime plus 5.5% with rate escalations, beginning August 2, 2001, to prime plus 10.5% and increasing monthly by 2% to a maximum rate of prime plus 20.5% at January 2, 2002. The short-term loan was secured by a pledge of the real and personal property as well as the capital stock owned by SHC. The loan was repaid in full in December 2001.

The Company incurred loan costs of $502, $68 and $126 during the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively. The Company capitalized these costs and is amortizing these costs to interest expense over the terms of the related debt (66 months for the Term Loan, 36 months for the Revolving Line of Credit and 6 months for the Bridge Loan). The interest expense related to deferred loan cost amortization was $92, $40 and $27 during the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively.

Annual required payments of debt for the next five years and thereafter are as follows:

2003	$940
2004	2,694
2005	1,126
2006	18,092
2007	1,360
Thereafter	9

Total	$24,221

7.	SHAREHOLDERS’ EQUITY

Stock Option Plans - On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to outside directors of the Company for the purchase of up to 90,000 common shares through March 2006. Options for 52,500 shares have been granted through June 30, 2002; therefore 37,500 shares are available for grant at June 30, 2002. No options under this plan have been exercised.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of the Company. The 2001 Long-Term Stock Option Plan permits the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options for 605,000 shares have been granted through June 30, 2002; therefore, 205,000 shares are available for grant at June 30, 2002. No options under this plan have been exercised.

The Company’s 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005. No options are available for grant under the 1995 Plan at June 30, 2002. Vesting and option expiration periods for all option plans are determined by the Board of Directors, but may not exceed 10 years. Options for 131,250 shares have been exercised and options for 118,750 shares are outstanding at June 30, 2002.

			Range
	Number	Weighted-	of
	of	Average	Exercise
	Shares	Exercise Price	Prices
Options outstanding, March 31, 1999	97,000	$1.96	$1.69 - $4.50
Forfeited	(12,000)	3.25	3.00 - 4.50

Options outstanding, March 31, 2000	85,000	1.78	1.69 - 4.50
Granted	595,000	1.48	1.25 - 1.50

Options outstanding March 31, 2001	680,000	1.51	1.25 - 3.00
Options outstanding June 30, 2001	680,000	1.51	1.25 - 3.00
Granted	126,500	2.66	1.50 - 4.00
Exercised	(21,250)	1.64	1.25 - 1.69
Forfeited	(9,000)	2.91	2.91

Options outstanding June 30, 2002	776,250	$1.68	$1.25 - $4.00

Options exercisable, March 31, 2000	25,750	$1.99	$1.69 - $3.00

Options exercisable, March 31, 2001	107,500	$1.65	$1.50 - $3.00

Options exercisable, June 30, 2001	107,500	$1.65	$1.25 - $3.00

Options exercisable, June 30, 2002	271,750	$1.56	$1.25 - $3.00

The weighted-average fair value of the options granted during the years ended June 30, 2002 and March 31, 2001, was $1.90 and $1.07, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2002 and March 31, 2001, respectively: estimated volatility of 69% and 64%; risk-free interest rate of 4.1% and 5.0%; dividend yield of 0% for both years; and, an expected life of 5.0 years and 6.4 years. No stock options were granted during the three months ended June 30, 2001 and the year ended March 31, 2001.

Information with respect to stock options outstanding and exercisable at June 30, 2002 is as follows:

			Weighted-Average
			Remaining
Exercise	Number	Contractual Life	Number
Prices	Outstanding	(in years)	Exercisable
$1.25	52,500	3.10	11,250
$1.50	585,000	6.11	211,500
$1.69	60,250	1.48	40,500
$2.91	43,500	7.08	2,500
$3.00	6,000	3.35	6,000
$4.00	29,000	7.10	—

	776,250	4.95	271,750

Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of the Company’s common shares at the grant date.

Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method, are as follows:

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000
Net earnings (loss)	$631	$(4,316)	$239	$1,583
Net earnings (loss) per share:
Basic	0.13	(0.87)	0.05	0.32
Diluted	0.13	(0.87)	0.05	0.32

Warrants - The Company issued warrants to shareholders of record on December 23, 1995. For each five common shares held, the Company distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their initial expiration on January 31, 1998. In January 2002, the Company extended the expiration date through January 31, 2007. The Company may reduce the purchase price at any time. The Company’s valuation of the warrants extended to 2007 reflected a nominal value.

Treasury Shares — On April 9, 1999, the directors of the Company voted to retire the 278,700 common shares held as treasury shares by the Company. On September 30, 1999, the directors of the Company voted to retire 1,245 common shares purchased by the Company in September 1999.

Accumulated Other Comprehensive Income (Loss) - Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Income (Loss)
March 31, 2000	$410	$(161)	$249
Current period change	(300)	(60)	(360)

March 31, 2001	110	(221)	(111)
Current period change	(8)		(8)

June 30, 2001	102	(221)	(119)
Current period change	(181)	(39)	(220)

June 30, 2002	$(79)	$(260)	$(339)

8.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations include the following:

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2001	2001	2000
Domestic:
Current	$126	$	$50	$(382)
Deferred

Total domestic tax expense (benefit)	126		50	(382)
Foreign:
Current			225	105
Deferred

Total foreign tax expense			225	105

Total income tax expense (benefit)	$126	$	$275	$(277)

Deferred tax assets recorded in the balance sheets include the following:

	June 30,

	2002	2001
Domestic:
Alternative minimum tax credit carryforward	$36	$36
Foreign tax credit carryforwards	904	904
Investment basis in LTS Holdings Inc.		382
Provision for loss on discontinued operations	315	406
Net operating loss carryforward	2,634	2,976
Depreciation expense	(2,429)	(3,240)
Allowances for receivables	1,177	1,731
Accrued expenses	639	435
Pension liabilities	291	318
Other	43	68

	3,610	4,016
Less valuation allowance	(3,610)	(4,016)

Total domestic deferred tax assets	—	—
Foreign:
Net operating loss carryforwards	111	1,336
Tax prepayments not currently utilized	840	776
Depreciation expense	—	(256)
Restructuring	311	464
Other	—	16

	1,262	2,336
Less valuation allowance	(1,262)	(2,336)

Total foreign deferred tax assets	—	—
Net deferred tax assets	$—	$—

Valuation allowance:
Continuing operations	$4,246	$4,070
Discontinued operations	626	2,282

	$4,872	$6,352

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	MARCH 31,	MARCH 31,
	2002	2002	2001	2000

Income taxes at Federal statutory rate	$10	$(109)	$(206)	$(413)
Foreign tax rate differential			25	(28)
Changes in valuation allowance - continuing operations	176	(174)	139	(172)
U.S. deemed dividend			248	300
U.S. state income taxes	21
Other	(81)	283	69	36

Total income tax expense (benefit) - continuing operations	$126	$-	$275	$(277)

The Company provided a deferred tax valuation allowance for the domestic tax assets in for the year ended June 30, 2002 and the three months ended June 30, 2001 so that the net domestic tax assets are $0. Based upon management’s assessment, it is more likely than not that none of the domestic deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. The foreign tax credit carryforwards can only be used to offset future foreign source income, and any future foreign source income likely would generate additional foreign tax credits which would offset this income. As a result, the usage of the carryforward foreign tax credits is not likely. A tax planning strategy for usage of the other net domestic tax assets is considered not likely as well. As a result, a valuation allowance has also been provided for these assets.

The Company provided a deferred tax valuation allowance for the foreign tax assets in the year ended June 30, 2002 and the three months ended June 30, 2001, so that the net foreign tax assets are $0. Based upon management’s assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Usage of the tax prepayments in the future are considered less likely than not, due to the net operating loss carryforwards, a change in the U.K. tax law effective April 2000, and the role of the all foreign operating businesses.

9.	EMPLOYEE BENEFITS

Defined Benefit Plans - Prior to the SunLink Acquisition the Company historically maintained defined benefit retirement plans covering substantially all of its employees. No defined benefit plan is maintained for the community hospital segment employees. Benefits are based on years of service and level of earnings. The Company funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by ERISA. The Company funds monthly contributions to the foreign plans, which are contributory, based on actuarially determined rates.

Effective February 28, 1997, the Company amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. The Company approved a plan amendment as of March 31, 1998 to terminate the plan. However, on July 1, 1999, the directors of the Company rescinded the termination of the plan. With the sale of the Company’s investment in Wyle (see Note 3), net domestic pension expense is now classified as an expense of discontinued operations. During the years ended March 31, 2001 and 2000, the Company recognized curtailment losses of $46 and $649, respectively, for partial plan settlement of pension obligations to vested former employees.

The components of net pension expense for all plans, excluding the curtailment losses above, were as follows:

	YEAR	THREE MONTHS	YEAR	YEAR
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2002	JUNE 30, 2001	MARCH 31, 2001	MARCH 31, 2000
	Domestic	Domestic	Domestic	Domestic
Service cost	$—	$—	$—	$—
Interest cost	91	11	101	347
Expected return on assets	(49)	(5)	(61)	(351)
Amortization of prior service cost	23	2	9	35

Net pension expense	$65	$8	$49	$31

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.50%	5.80%
Expected return on plan assets	6.50	6.50	6.50	6.50
Rate of compensation increase	0.00	0.00	0.00	0.00

Summary information for the plans is as follows:

	June 30,
			March 31,
	2002	2001	2001
	Domestic	Domestic	Domestic
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,406	$1,475	$4,552
Service cost	—	—	—
Interest cost	91	11	101
Actuarial (gain) loss	(9)	4	54
Benefits paid	(83)	(84)	(3,232)
Exchange differences	—	—	—

Benefit obligation at end of year	$1,405	$1,406	$1,475

Change in Plan Assets
Fair value of plan assets at beginning of year	$611	$688	$3,950
Actual return (loss) on plan assets	(43)	7	(30)
Company contributions	193	—	—
Benefits paid	(83)	(84)	(3,232)

Fair value of plan assets at end of year	$678	$611	$688

Funded (unfunded) status of the plans	$(727)	$(795)	$(787)
Unrecognized actuarial loss (gain)	394	334	334
Unrecognized prior service cost	—	—	—

Accrued cost	$(333)	$(461)	$(453)

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost
Accrued benefit liability	$(727)	$(795)	$(787)
Accumulated other comprehensive income*	394	334	334

Net amount recognized	$(333)	$(461)	$(453)

*	Accumulated other comprehensive income represents pre-tax minimum pension liability adjustments.

Defined Contribution Plan - In April 2001, the Company adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. The Company matches a specified percentage of the employee’s contribution as determined periodically by its Board of Directors. Plan expense was $411 for the year ended June 30, 2002 and $82 for the three months ended June 30, 2001.

10.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 98 years. Minimum lease commitments as of June 30, 2002 are as follows:

Operating
Leases
Fiscal year ending June 30:
2003	$2,286
2004	1,944
2005	1,239
2006	725
2007	314
Thereafter	3,312

Total minimum lease payments	$9,820

Physician Guarantees — The Company has contracts with eight physicians which contain guaranteed minimum gross receipts. If the physician’s gross patient receipts are less than specific yearly amounts, then the difference is paid by the Company to the physician. Noncancelable commitments under these employment contracts as of June 30, 2002 are as follows:

Fiscal year ending June 30:
2003	$1,403
2004	621

Total	$2,024

Construction Commitments — As of June 30, 2002, the Company has commitments for capital expenditures relating to the new Jasper, Georgia hospital of approximately $12,000 and for a new emergency room at the North Georgia Medical Center in Ellijay, Georgia of approximately $1,700. The Company expects to spend approximately $2,300 in additional capital expenditures in the fiscal year ended June 30, 2003, primarily new and replacement equipment.

Litigation - The Company is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company.

As a part of a nationwide Medicare audit project regarding hospital (inpatient) billing practices with respect to the diagnosis of pneumonia, the Federal government (the “Government”) has reviewed certain medical records of two of SHC’s hospitals: Chestatee Regional Hospital and Mountainside Medical Center (collectively, the “Hospitals”). The review was of activity prior to the SunLink acquisition. The review sought to determine whether claims were improperly coded for Medicare purposes and whether the Hospitals’ submission of those claims violated applicable law, including the False Claims Act, 31 U.S.C. §§ 3729. Without admitting any wrongdoing or agreeing to undertake any remedial action, the Company settled those claims in July 2002 for $240, which was included in other accrued expenses at June 30, 2002.

The health care industry is subject to numerous laws and regulations of Federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Recently, Government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the U.S. Community hospital segment is in substantial compliance with current laws and regulations.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning April 2003. Provisions not yet finalized are required to be implemented within two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be evaluating the impact of this legislation on its operations including future financial commitments that will be required to comply with the legislation.

11.	BUSINESS SEGMENTS AND RELATED INFORMATION

The Company’s continuing operations consist of its U.S. community hospital segment located in the U.S., which is composed of six community hospitals and related businesses.

Information concerning the Company’s continuing operations by segment is presented in the following table:

	At and for the

	Year Ended June 30,	Three Months Ended June 30,	Year Ended March 31,	Year Ended March 31,
	2002	2001	2001	2000
Net Revenues
Community Hospital	$87,457	$20,527	$13,639	$—

Operating Profit (Loss)
Community Hospital	$4,310	$623	$725	$—
Corporate expense (U.S. and U.K.)	(1,331)	(300)	(1,380)	(1,563)

	2,979	323	(655)	(1,563)
Interest expense	(3,007)	(667)	(447)	(127)
Interest income	56	25	496	476

Earnings (Loss) from continuing operations before income taxes	$28	$(319)	$(606)	$(1,214)

Capital Expenditures
Community Hospital	$5,636	$718	$753	$—
Corporate	—	—	2	2

	$5,636	$718	$755	$2

Identifiable Assets
Community Hospital	$48,007	$40,715	$40,544	$—
Discontinued operations	—	—	3,263	4,896
Corporate	564	3,127	3,651	7,882

	$48,571	$43,842	$47,458	$12,778

Depreciation and Amortization
Community Hospital	$1,346	$299	$187	$—
Corporate	7	1	4	6

	$1,353	$300	$191	$6

12.	RELATED PARTIES

Two directors of the Company are members of two different law firms. The Company paid $306, $58, $479, and $375 for legal services to these law firms in the year ended June 30, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000, respectively.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Share amounts in thousands)

The selected quarterly data for the years ended June 30, 2002 and March 31, 2001 are unaudited and the selected quarterly data for the three months ended June 30, 2001 is audited.

		Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter

NET REVENUES	YEAR ENDED JUNE 30, 2002	$22,086	$22,232	$21,590	$21,549
	THREE MONTHS ENDED JUNE 30, 2001	20,527
	YEAR ENDED MARCH 2001	13,639

EARNINGS (LOSS) FROM CONTINUING	YEAR ENDED JUNE 30, 2002	118	350	26	(592)
OPERATIONS	THREE MONTHS ENDED JUNE 30, 2001	(319)
	YEAR ENDED MARCH 2001	(425)	(133)	(104)	(219)

NET EARNINGS (LOSS)	YEAR ENDED JUNE 30, 2002	56	342	781	(346)
	THREE MONTHS ENDED JUNE 30, 2001	(4,316)
	YEAR ENDED MARCH 2001	1,730	(449)	(585)	(218)

EARNINGS (LOSS) PER SHARE:
Continuing operations	YEAR ENDED JUNE 30, 2002	0.02	0.07	0.01	(0.12)
Basic	THREE MONTHS ENDED JUNE 30, 2001	(0.06)
	YEAR ENDED MARCH 2001	(0.09)	(0.03)	(0.02)	(0.04)

Diluted	YEAR ENDED JUNE 30, 2002	0.02	0.06	0.00	(0.12)
	THREE MONTHS ENDED JUNE 30, 2001	(0.06)
	YEAR ENDED MARCH 2001	(0.09)	(0.03)	(0.02)	(0.04)

Net earnings (loss)
Basic	YEAR ENDED JUNE 30, 2002	0.01	0.07	0.16	(0.07)
	THREE MONTHS ENDED JUNE 30, 2001	(0.87)
	YEAR ENDED MARCH 2001	0.35	(0.09)	(0.12)	(0.04)

Diluted	YEAR ENDED JUNE 30, 2002	0.01	0.07	0.16	(0.07)
	THREE MONTHS ENDED JUNE 30, 2001	(0.87)
	YEAR ENDED MARCH 2001	$0.35	$(0.09)	$(0.12)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING:
Basic	YEAR ENDED JUNE 30, 2002	4,990	4,976	4,976	4,976
	THREE MONTHS ENDED JUNE 30, 2001	4,976
	YEAR ENDED MARCH 2001	4,976	4,976	4,976	4,976

Diluted	YEAR ENDED JUNE 30, 2002	5,461	5,476	5,277	4,976
	THREE MONTHS ENDED JUNE 30, 2001	4,976
	YEAR ENDED MARCH 2001	4,976	4,976	4,976	4,976
          The Company has early adopted SFAS No. 145 in the fourth fiscal quarter of the year ended June 30, 2002, retroactive to July 1, 2001, the beginning of the fiscal year. In the quarter ended December 31, 2001, the Company previously reported an extraordinary gain of $2,926 related to the forgiveness of debt of the discontinued housewares segment under a creditor voluntary reorganization. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Under the provisions of APB 30, management has determined the $2,926 gain should not be classified as extraordinary and the gain included in earnings (loss) from discontinued operations in the statement of earnings for the quarter ended December 31, 2001, and the year ended June 30, 2002.

14.	EARNINGS PER SHARE (Share amounts in thousands)

	YEAR		THREE MONTHS		YEAR		YEAR
	ENDED		ENDED		ENDED		ENDED
	JUNE 30, 2002		JUNE 30, 2001		MARCH 31, 2001		MARCH 31, 2000

		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Loss from continuing operations	$(98)		$(319)		$(881)		$(937)

Basic:
Weighted-average shares outstanding	4,980	$(0.02)	4,976	$(0.06)	4,976	$(0.18)	4,977	$(0.19)

Diluted:
Weighted-average shares outstanding	4,980	$(0.02)	4,976	$(0.06)	4,976	$(0.18)	4,977	$(0.19)

Earnings (Loss) from discontinued operations	$931		$(3,997)		$1,359		$2,520

Basic:
Weighted-average shares outstanding	4,980	$0.19	4,976	$(0.81)	4,976	$0.28	4,977	$0.51

Diluted:
Weighted-average shares outstanding	4,980	$0.19	4,976	$(0.81)	4,976	$0.28	4,977	$0.51

Net Earnings (Loss)	$833		$(4,316)		$478		$1,583

Basic:
Weighted-average shares outstanding	4,980	$0.17	4,976	$(0.87)	4,976	$0.10	4,977	$0.32

Diluted:
Weighted-average shares outstanding	4,980	$0.17	4,976	$(0.87)	4,976	$0.10	4,977	$0.32

The dilutive securities from stock options were 396, 94, and 11 at June 30, 2002, June 30, 2001 and March 31, 2001 respectively, and are not used because their effect would be antidilutive. The dilutive securities from stock warrants were 999 for all years and are not used because their effect would be antidilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 22, 2002, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11. Executive Compensation

     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 22, 2002, and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 22, 2002, and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 22, 2002, and is incorporated herein by this reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets — June 30, 2002 and 2001.

Consolidated Statements of Earnings — For the Year Ended June 30, 2002, the Three Months Ended June 30, 2001 and the Years Ended March 31, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity — For the Year Ended June 30, 2002, the Three Months Ended June 30, 2001 and the Years Ended March 31, 2001 and 2000.

Consolidated Statements of Cash Flows — For the Year Ended June 30, 2002, the Three Months Ended June 30, 2001 and the Years Ended March 31, 2001 and 2000.

Notes to Consolidated Financial Statements — For the Year Ended June 30, 2002, the Three Months Ended June 30, 2001 and the Years Ended March 31, 2001 and 2000.

     (a)  (2) Financial Statement Schedules

Independent Auditors’ Report	At page 68 of this Report.

Schedule 11 Valuation and Qualifying Accounts	At page 69 of this Report

     The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, has been omitted.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

(c)	Exhibits

The “Index to Exhibits” to this Annual Report on Form 10-K is incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of September, 2002.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.

Robert M. Thornton, Jr. Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 16, 2002

/s/ JOSEPH T. MORRIS Joseph T. Morris	Chief Financial Officer (principal financial officer)	September 16, 2002

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Principal Accounting Officer (principal accounting officer)	September 16, 2002

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S	Director	September 16, 2002

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 16, 2002

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 16, 2002

/s/ MICHAEL HALL Michael Hall	Director	September 16, 2002

/s/ JAMES J. MULLIGAN James J. Mulligan	Director	September 16, 2002

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 16, 2002

/s/ RONALD J. VANNUKI Ronald J. Vannuki	Director	September 16, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
SUNLINK HEALTH SYSTEMS, INC.

     I, Robert M. Thornton, Jr., President and Chief Executive Officer of SunLink Health Systems, Inc., certify that:

l.	I have reviewed this annual report on Form 10-K of SunLink Health Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002
/s/ Robert M. Thornton, Jr.

Robert M. Thornton, Jr.
President and Chief Executive Officer

     I, Joseph T. Morris, Chief Financial Officer of SunLink Health Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of SunLink Health Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002
/s/ Joseph T. Morris

Joseph T. Morris
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
   SunLink Health Systems, Inc.:

     We have audited the consolidated financial statements of SunLink Health Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2002 and 2001, and for the year ended June 30, 2002, the three months ended June 30, 2001, and the years ended March 31, 2001 and 2000, and have issued our report thereon dated September 9, 2002 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of SunLink Health Systems, Inc. and Subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
September 9, 2002

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

amounts in thousands

Column A	Column B	Column C		Column D	Column E

			Currency
Allowance for	Balance at	Charged to	Translation/	Deductions	Balance at
Doubtful	Beginning	Cost and	Acquisition/	from	End
Accounts	of Year	Expenses	(Disposition)	Reserves	of Year

Year Ended June 30, 2002	$4,264	$10,425	$0	$9,041	$5,648
Three Months Ended June 30, 2001	$1,708	$2,627	$(71)	$0	$4,264
Year Ended March 31, 2001	$80	$1,641	$(9)	$4	$1,708
Year Ended March 31, 2000	$134	$0	$(38)	$16	$80

Deferred Income			Currency
Tax Asset	Balance at	Charged to	Translation/	Deductions	Balance at
Valuation	Beginning	Cost and	Acquisition/	from	End
Allowance	of Year	Expenses	(Disposition)	Reserves	of Year

Year Ended June 30, 2002	$6,352	$176	$(1,656)	$0	$4,872
Three Months Ended June 30, 2001	$5,897	$455	$0	$0	$6,352
Year Ended March 31, 2001	$3,505	$157	$2,235	$0	$5,897
Year Ended March 31, 2000	$4,228	$116	$(729)	$110	$3,505

INDEX TO EXHIBITS

(3)     ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

(4)       INSTRUMENTS DEFINING TIE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Loan Agreement between SunLink Healthcare Corp., as Borrower, its Subsidiaries, as Guarantors, and NHS, Inc., as Lender, Dated as of January 31, 2001 Relating to $17,000,000 Aggregate Principal Amount of 8.5% Senior Subordinated Notes due 2006 and $2,000,000 Senior Subordinated Zero Coupon Note due 2004 (incorporated by reference from Exhibit 4.4 of the Company’s Report on Form 10-K for the year ended March 31, 2001).

4.2	Loan Agreement Dated as of February 1, 2001 among SunLink Healthcare Corp., as Borrower, Fulcrum Advisory, LLC, Geneva Associates Merchant Banking Partners I, L.L.C., and Crumpler Investment Management Co., L.L.C., as Lenders, and Fulcrum Advisory, LLC, as Agent for such Lenders (incorporated by reference from Exhibit 4.5 of the Company’s Report on Form 10-K for the year ended March 31, 2001).

(10)     MATERIAL CONTRACTS:

10.1	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2	Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. effective January 1, 2001 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-K for the year ended March 31, 2001).

10.3	Agreement for the sale and purchase of shares in Klippan Limited between Bradley International Holdings Limited and Newell Limited dated January 29, 2001 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K/A dated April 16, 2001).

10.4	The Stock Acquisition Agreement by and between NHS, Inc. and SunLink HealthCare Corp. dated as of January 31, 2001 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated February 16, 2001).

10.5	Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.6	Counterpart/Revisionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.7	Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.8	Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.9	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 1O-Q dated September 30, 2001).

10.10	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.11	Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.12	Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.13	Master Loan Agreement between DVI Financial Services, Inc. and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December, 31, 2001 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated March 31, 2002).

10.14	Loan and Security Agreement between DVI Business Credit Corporation and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December, 31, 2001 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated March 31, 2002).

(21)        SUBSIDIARIES:

21.1	List of Subsidiaries.

(23)        CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of Deloitte & Touche LLP dated September 16, 2002 with respect to material incorporated by reference into the SunLink Health Systems, Inc. Registration Statement on Form S-8 (No. 333-06129) relating to the Company’s 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Company’s Warrants to purchase Common Shares.

(99)       OTHER EXHIBITS

99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.