Form 10-Q
period 2002-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2002-11-12
CIK 96793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Yes [X]     No [  ]

     The number of Common Shares, without par value, outstanding as of November 8, 2002 was 4,997,592.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	June 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$724	$5,719
Receivables - net	12,075	10,857
Medical supplies	1,761	1,774
Prepaid expenses and other	1,537	1,212

Total Current Assets	16,097	19,562
Property, Plant and Equipment, At Cost	33,626	30,457
Less accumulated depreciation and amortization	2,217	1,861

Property, Plant and Equipment - Net	31,409	28,596
Other Assets	504	413

Total Assets	$48,010	$48,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,205	$3,988
Third-party payor settlements	5,129	5,088
Current maturities of long-term debt	963	940
Accrued expenses	5,809	6,331
Net current liabilities of discontinued operations	164	164

Total Current Liabilities	15,270	16,511
Long-Term Liabilities:
Long-term debt	23,604	23,281
Noncurrent liability for professional liability risks	1,118	1,151
Noncurrent liabilities of discontinued operations	1,650	1,673

Total Long-term Liabilities	26,372	26,105
Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 4,998 at September 30, 2002 and June 30, 2002	2,499	2,499
Additional paid-in capital	3,628	3,628
Retained earnings	602	167
Accumulated other comprehensive loss	(361)	(339)

Total Shareholders’ Equity	6,368	5,955

Total Liabilities and Shareholders’ Equity	$48,010	$48,571

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED September 30,

	2002	2001

Net Revenues	$23,801	$21,549
Operating Expenses:
Salaries, wages and benefits	10,873	10,793
Provision for bad debts	2,790	2,822
Supplies	2,721	2,431
Purchased services	1,896	1,782
Other operating expenses	3,333	2,826
Rent and lease expense	557	523
Depreciation and amortization	356	288
Gain on sale of property and equipment	—	(19)

Operating Profit	1,275	103
Other Income (Expense):
Interest expense	(749)	(709)
Interest income	16	14

Earnings (Loss) From Continuing Operations Before Income Taxes	542	(592)
Income Tax Expense	92	—

Earnings (Loss) From Continuing Operations	450	(592)
Discontinued Operations:
Loss from operations of Life Sciences and Engineering Segment	(15)	(8)
Gain on disposal of Housewares Segment	—	254

Earnings (Loss) from Discontinued Operations	(15)	246

Net Earnings (Loss)	$435	$(346)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.09	$(0.12)

Diluted	$0.08	$(0.12)

Net Earnings:
Basic	$0.09	$(0.07)

Diluted	$0.08	$(0.07)

Weighted-Average Common Shares Outstanding:
Basic	4,998	4,976

Diluted	5,339	4,976

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	THREE MONTHS ENDED September 30,

	2002	2001

Net Cash Used in Operating Activities	$(1,685)	$(449)
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	315
Expenditures for property, plant and equipment	(3,081)	(1,000)

Net Cash Used in Investing Activities	(3,081)	(685)
Cash Flows From Financing Activities:
Payment of long-term debt	(229)	(1,000)

Net Cash Used in Financing Activities	(229)	(1,000)
Effect of Exchange Rate Changes on Cash	—	4

Net Decrease in Cash and Cash Equivalents	(4,995)	(2,130)
Cash and Cash Equivalents at Beginning of Period	5,719	3,540

Cash and Cash Equivalents at End of Period	$724	$1,410

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest, net of amounts capitalized	$51	$154

Income taxes	$45

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(dollars in thousands)
(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2002 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink operates six community hospitals and related businesses which were acquired on February 1, 2001. In the fiscal year ended March 31, 2001, SunLink redirected its business strategy toward the operation of community hospitals in the United States and away from European operations. On October 5, 2001, SunLink sold all of the capital stock of what was then its wholly owned United Kingdom housewares subsidiary, Beldray Limited (“Beldray”), ceasing its remaining non-U.S. business operations. See Note 4 - “Discontinued Operations.” In August 2001, the Company changed its name to SunLink Health Systems, Inc. from KRUG International Corp. and changed its fiscal year-end from March 31 to June 30.

Note 3. – Potential Acquisition with HealthMont, Inc.

On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink had signed a definitive merger agreement to acquire all of the outstanding capital stock of HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. Upon consummation of the transaction, SunLink is to acquire two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. HealthMont currently operates another community hospital in San Benito, Texas, which is to be sold prior to the completion of the acquisition. Upon completion of the acquisition, the Company would operate eight community hospitals with a total of 442 beds.

Under the terms of the merger agreement, SunLink would issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. Accordingly, each HealthMont shareholder is expected to receive one common share of SunLink for each 5.4142 HealthMont shares (approximately 0.1847 of a common share of SunLink for each share of HealthMont).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options, approximately 27,000 SunLink common shares upon exercise of outstanding HealthMont warrants and 75,000 SunLink common shares upon exercise of warrants to be issued by SunLink in connection with the financing of the transaction.

In connection with the transaction, SunLink also intends to assume up to a total of $9,800 in HealthMont senior debt and capital lease obligations, and enter into a $3,000, 3-year term loan intended primarily to provide additional working capital.

Based on the closing price of SunLink’s common shares of $2.36 on October 14, 2002, plus the amount of senior debt and capital lease obligations to be assumed, and including estimated transaction costs, the price to SunLink of the transaction would have been approximately $15,300. SunLink’s share price at the transaction closing date will be used to determine the actual transaction cost.

The HealthMont acquisition is expected to be completed in the first calendar quarter of 2003. Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by the shareholders of both SunLink and HealthMont and modification of the terms of HealthMont’s existing senior debt or availability to SunLink of alternative financing.

The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,500, as reported by HealthMont for the twelve months ended June 30, 2002. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the acquisition. SunLink will not acquire HealthMont’s corporate staff and facilities in connection with the acquisition.

In connection with the proposed HealthMont acquisition, SunLink expects to assume approximately $9,800 of HealthMont senior debt, consisting of a senior credit facility of approximately $8,900 and capital leases, primarily for equipment, of approximately $900. Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed acquisition of HealthMont by SunLink and the modification of certain terms of HealthMont’s senior debt, including the principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt through August 31, 2005. Post acquisition, the remaining senior debt is expected to be comprised of term loans of approximately $5,000 with interest at prime plus 2% per annum and revolving credit loans of approximately $3,900 with interest at prime plus 1 ½%. Upon completion of the merger, HealthMont’s senior lender would hold warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share.

Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. Subject to completion of the acquisition, SunLink has agreed, in the event the letters of credit are drawn and the proceeds reduce the outstanding balance of the revolving credit loans, to issue to those investors 350,000 of SunLink’s common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the proposed acquisition of HealthMont, SunLink intends to enter into a $3,000, 3-year secured term loan with a private investment fund. The proceeds of the loan will be used primarily for the repayment of $600 of HealthMont’s senior debt at closing, payment of certain transaction costs and for working capital. The loan will bear interest at 15% per annum and will require SunLink to pay certain fees to the investment fund. SunLink will also issue warrants to purchase 75,000 of its common shares to the investment fund at an exercise price of $0.01 per share.

Upon consummation of the acquisition, the board of directors of SunLink intends to elect Gene Burleson, a current HealthMont director, to the unexpired the term of Ronald J. Vannuki, who would step down from the Company’s board. SunLink also has agreed to nominate Mr. Burleson for election by its shareholders to a two-year term on its board of directors at its 2003 Annual Meeting.

Note 4. – Discontinued Operations

Housewares Segment – SunLink sold its U.K. housewares subsidiary, Beldray, on October 5, 2001 for nominal consideration. During the three months ended September 30, 2001, a gain from discontinued operations of $254 related to the disposal of the housewares segment was reported. The gain resulted from realized currency gains on certain transactions and adjustments to the foreign currency translation adjustment component of SunLink’s shareholders’ equity related to the housewares segment. During the three months ended June 30, 2001, SunLink reported a charge to discontinued operations relating to Beldray of $3,989. The charge was composed of losses from operations of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray’s net assets to net realizable value of $0) and a loss on disposal of Beldray of $1,556, including $687 for operating losses through the disposal date. Revenues of Beldray were $6,098 for the three months ended September 30, 2001.

Noncurrent liabilities of discontinued operations at September 30, 2002 include $1,061 relating to the housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. A currently inactive U.K. subsidiary of SunLink has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee, or under certain other conditions.

Industrial Segment – In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Noncurrent liabilities of discontinued operations at September 30, 2002 and June 30, 2002 of $589 and $637, respectively, relate to the industrial segment.

Over the past thirteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as the U.K. housewares segment. Reserves for losses relating to discontinued operations of these segments represent SunLink’s best estimate of the possible liability for property, product liability, and other claims for which it may incur liability. These estimates are based on SunLink’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain of its product liability exposure and may continue to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

purchase such insurance if available at commercially reasonable rates. While SunLink has based its estimates on its evaluation of available information it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

Note 5. – Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. The provisions of this statement provide a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, SunLink adopted this new accounting standard on July 1, 2002. During the quarter ended September 30, 2002, there was no impact of adopting SFAS No. 144 reflected in the Company’s financial statements, however SunLink continues to review the impact of the standard on its long-lived assets, in particular the current facility for Mountainside Medical Center in Jasper, Georgia where a replacement hospital is currently being constructed.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 6. – Long-Term Debt

	September 30,	June 30,
	2002	2002

Senior subordinated note, net of unamortized discount of $2,155 and $2,278	$17,382	$16,856
Senior subordinated zero coupon note, net of unamortized discount of $290 and $339	1,710	1,661
Term loan	5,358	5,577
Other	117	127

	24,567	24,221
Less current maturities	(963)	(940)

	$23,604	$23,281

In connection with the acquisition of SunLink’s six existing hospitals, SunLink Healthcare Corp. (“SHC”), a wholly owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through February 1, 2003 and in cash thereafter. Additional promissory notes of $1,999 for interest from February 1, 2001 through May 31, 2002 have been issued and the accrued interest payable at September 30, 2002 of $538 is included in the senior subordinated note. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance, therefore,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the note was discounted to estimated market value at an effective interest rate of 12.3%. The original discount recorded on the senior subordinated note was $2,809.

The purchase agreement for the six hospitals includes a provision for a potential adjustment to the senior subordinated note to the extent working capital at the purchase date is determined to be greater or less than an agreed-upon amount. SunLink has proposed a working capital adjustment which would reduce the balloon note by $1,000. The seller has not agreed to the adjustment and SunLink and the seller currently are seeking to conclude the working capital adjustment under the dispute resolution provisions of the purchase agreement. No adjustment for any working capital settlement has been made to the balloon note at September 30, 2002.

The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $594.

The discounts on the long-term debt were determined by SunLink in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instrument using the effective interest method. For the three months ended September 30, 2002 and 2001, SunLink recognized amortization expense on the discounts of $172 and $126, respectively.

The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SHC grant to the lender a security interest in and mortgage on collateral consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provides borrowing capacities of approximately $8,000 at September 30, 2002. The revolving credit facility is secured by the patient accounts receivable of SHC. No amount was outstanding on the revolving credit facility at September 30, 2002. The net proceeds from the term loan of $5,800 are being used for working capital and to fund a portion of SunLink’s hospital capital projects which include a new replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on the real and personal property, except for patient accounts receivables, as well as the capital stock owned by SHC and its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan.

On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility in connection with its Mountainside Medical Center replacement hospital currently under construction in Jasper, Georgia. The replacement hospital is scheduled to open in May 2003. This financing facility includes a construction loan of up to $6,000 with interest at prime plus 1% per annum. SunLink has funded the construction costs from the term loan and internal funds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SunLink expects to fund additional construction costs from availability under its revolving credit agreement and expects funding under the construction loan to commence during its third fiscal quarter ending March 31, 2003.

The financing facility also includes a 20-year mortgage loan with interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The mortgage loan interest rate is adjustable every 5 years. The construction loan may be converted to a 20-year mortgage loan three months after completion of construction, subject to certain conditions. The financing facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by the hospital subsidiary.

Note 7. – Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for SunLink includes foreign currency translation and minimum pension liability adjustments. Total comprehensive earnings (loss) for the following periods was as follows:

	Three Months Ended

	September 30, 2002	September 30, 2001

Net earnings (loss):	$435	$(346)
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency Translation adjustments	(22)	(119)

Comprehensive earnings (loss)	$413	$(465)

Note 8. – Contingencies

As discussed in Note 4 – “Discontinued Operations”, a U.K. subsidiary of SunLink remains contingently liable as guarantor of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location.

Reserves relating to discontinued operations represent management’s best estimates of possible liability for the contingent liabilities of discontinued operations. While SunLink has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

As of September 30, 2002, SunLink had future commitments for capital expenditures relating to the new Jasper, Georgia hospital of approximately $10,300 and for the new emergency room at the North Georgia Medical Center in Ellijay, Georgia, of approximately $1,400. Subject to internal approval of specific capital items and the availability of funds, SunLink expects to spend approximately $1,750 in additional capital expenditures during the remaining nine months of the fiscal year ended June 30, 2003, primarily for new and replacement equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SunLink is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of SunLink.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share and admissions data)

Recent Developments

     On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink signed a definitive merger agreement to acquire all of the outstanding shares of HealthMont, Inc. (“HealthMont’), a privately held operator of community hospitals. Upon consummation of the transaction, SunLink would acquire two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. HealthMont currently operates another community hospital in San Benito, Texas, which is to be sold prior to the acquisition. Upon completion of the acquisition, SunLink would operate eight community hospitals with a total of 442 beds.

     Based on the closing price of SunLink’s common shares of $2.36 on October 14, 2002, plus the amount of senior debt and capital lease obligations to be assumed and including estimated transaction costs, the price of the transaction would be approximately $15,300. SunLink’s share price at the transaction closing date will be used to determine the actual transaction cost.

     Under the terms of the merger agreement, we are to issue to the shareholders of HealthMont up to 1,155,000 of SunLink common shares in consideration for all issued and outstanding stock of HealthMont. HealthMont currently has approximately 120 shareholders and expects to have approximately 6,248,000 shares outstanding immediately prior to closing. Accordingly, each HealthMont shareholder is expected to receive one SunLink common share for each 5.4142 HealthMont shares (approximately 0.1847 of a SunLink common share for each share of HealthMont).

     SunLink is to issue 95,000 additional SunLink common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. We will also reserve for issuance approximately 20,000 common shares in connection with certain outstanding HealthMont options, approximately 27,000 common shares to be issued upon exercise of outstanding HealthMont warrants and 75,000 common shares to be issued upon exercise of warrants which we will issue in connection with the financing of the transaction.

     In connection with the transaction, we will also assume up to $9,800 in HealthMont senior debt and capital lease obligations, and enter into a $3,000, 3-year term loan intended primarily to provide additional working capital.

     The acquisition of HealthMont is expected to close in the first calendar quarter of 2003. Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by shareholders of both SunLink and HealthMont and modification of the terms of HealthMont’s existing senior debt or the availability to SunLink of alternative financing.

     The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,500, as reported by HealthMont for the twelve months ended June 30, 2002. HealthMont reported unaudited EBITDA (earnings before interest, taxes, depreciation and amortization) of approximately $3,000 for the twelve months ended June 30, 2002 for the two facilities to be acquired. HealthMont’s corporate staff and facilities will not be acquired in connection with the acquisition and we do not plan to add any corporate staff or to significantly increase our overhead as a result of our proposed acquisition of HealthMont.

Financial Summary

	THREE MONTHS ENDED September 30,

	2002	2001

NET REVENUES:
Community hospital segment	$23,801	$21,549

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Community hospital segment	$1,673	$598
Corporate expenses	(398)	(495)

	1,275	103
Interest expense	(749)	(709)
Interest income	16	14

Earnings (Loss) from Continuing Operations Before Income Taxes	$542	$(592)

Equivalent Admissions	4,662	4,067

Revenue per Equivalent Admissions	$5,105	$5,299

Results of Operations

     All of our net revenues relate to our U.S. community hospital segment which was acquired February 1, 2001. The operations of our former U.K. housewares business segment, which was disposed of on October 5, 2001, are reported in discontinued operations for the three months ended September 30, 2001.

     Our U.S. community hospital segment reported aggregate net revenues of $23,801, a total of 4,662 equivalent admissions and revenues per equivalent admission of $5,105 for the quarter ended September 30, 2002 compared to net revenues of $21,549, a total of 4,067 equivalent admissions and revenues per equivalent admission of $5,299 for the three months ended September 30, 2001. The 10.4% increase in net revenues in the current year was due to the 14.6% increase in equivalent admissions. Total surgeries increased 9.7% in the current year. We added 13 net new doctors during the year ended June 30, 2002 and six net new doctors during the three months ended September 30, 2002. We also have expended approximately $4,300 for capital expenditures to upgrade services and facilities since the acquisition on February 1, 2001. We believe the upgraded services and facilities and the new doctors contributed to the 10.4% increase in net revenues for the quarter ended September 30, 2002 compared to the same period last year. We continue to seek increased equivalent admissions by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities. The source of the increase in the current year’s net revenues was primarily Medicare and Medicaid payors while net revenues from commercial and private payors were relatively unchanged. Net outpatient service revenues for the quarter ended September 30, 2002 were $12,001 or 50.4% of total net revenues, an increase of 12.4% from the quarter ended September 30, 2001 which included net outpatient service revenues of $10,673 or 49.5% of total net revenues.

     The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Three months Ended September 30,

	2002	2001

Source
Medicare	48.4%	46.3%
Medicaid	14.0%	12.4%
Self pay	7.9%	8.4%
Private and others	29.7%	32.9%

	100.0%	100.0%

     Operating expenses, including depreciation, were $22,526 and $21,465 for the quarters ended September 30, 2002 and 2001, respectively.

	Operating Expenses as % of Net Revenues Three Months Ended September 30,

	2002	2001

Salaries, wages and benefits	45.7%	50.1%
Provision for bad debts	11.7%	13.1%
Supplies	11.4%	11.3%
Purchased services	8.0%	8.3%
Other operating expenses	14.0%	13.0%
Rent and lease expense	2.3%	2.4%

     Most operating expense categories decreased as a percentage of net revenues in the current year due to the increased net revenues and efforts to control costs in the hospitals. Salaries, wages and benefits expense decreased as a percentage of net revenues for the current quarter due to cost control initiatives undertaken in each facility to reduce labor costs. The provision for bad debts was 11.7% of net revenues in the quarter, a decrease of 1.4% of net revenues from the prior year due to improved collections and increased Medicare and Medicaid net revenues as a percentage of total net revenues. Improved collections were facilitated by the hospitals implementing additional business office systems and procedures designed to minimize bad debts. Supplies expense increased slightly as a percentage of net revenues in the current year due to the 9.7% increase in total surgeries. The increase in other operating expenses as a percent of net revenue in the current year reflects increased physician guarantee expense in the current year resulting from the 19 net new physicians recruited during the last 15 months and increased insurance expense.

     Interest expense was $749 and $709 for the three months ended September 30, 2002 and 2001, respectively. This increase in the current year was due to our increased debt level resulting from the term loan closed on January 4, 2002 and the increasing principal balance of the senior subordinated debt due to the interest paid in kind. Cash interest paid during the three months ended September 30, 2002 was $138, including $87 of interest capitalized in property, plant and equipment.

     We recorded income tax expense of $92, $50 federal and $42 for state, for the three months ended September 30, 2002. We had a U.S. net operating loss carryforward of approximately $6,300 at September 30, 2002. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Service Code Section 382. As a

result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year and federal income tax expense results. We have provided a valuation allowance for the entire amount of our deferred tax assets (the majority of which is the U.S. net operating loss carryforward) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. We recorded no income tax expense in the three months ended September 30, 2001 due to the loss before tax for such prior period.

Our earnings from continuing operations were $450 ($0.08 per share fully diluted) in the quarter ended September 30, 2002 compared to a loss from continuing operations of $592 ($0.12 per fully diluted share) in the comparable quarter last year. Our operating profit of $1,275 for the three months ended September 30, 2002 resulted from operating profit of $1,673 achieved by the community hospital segment offset by corporate expenses of $398. The prior year operating profit of $103 resulted from operating profit of $598 achieved by our community hospital segment offset by corporate expenses of $495. The increased operating profit of our community hospital segment in the current year resulted from the increased net revenues.

Liquidity and Capital Resources

We used $1,685 of cash from operating activities during the three months ended September 30, 2002 compared to $449 used during the comparable period last year. The cash used in the current year resulted primarily from our use of cash for working capital of $3,123 and interest paid of $51 offset by cash generated from net income of $435, and the noncash deprecation expense of $356 and non-cash interest expense of $698. Receivables of our community hospital segment increased $1,218 due to the increased net revenues and accounts payable and accrued expenses decreased $783, primarily from the payment of construction costs recorded in accounts payable at the beginning of the year and payment of accrued expenses.

We expended $3,081 for capital improvements at our hospitals during the three months ended September 30, 2002. In addition to routine capital expenditures of $550 during the three months, primarily for new and replacement equipment, we expended $2,183 for costs related to the replacement hospital in Jasper, Georgia and $348 for costs related to a new emergency room at North Georgia Medical Center in Ellijay, Georgia. We believe an attractive physical facility assists in recruiting quality staff and physicians, as well as attracting patients. Subject to availability of financing, we expect to expend approximately $13,500 for capital expenditures during the remaining nine months of the fiscal year ended June 30, 2003, approximately $10,300 of which will be used for the replacement hospital in Jasper, Georgia and approximately $1,400 will be used for the new emergency in Ellijay, Georgia. The total estimated cost of the new Jasper hospital is approximately $15,800 of which approximately $5,500 has been expended as of September 30, 2002. Our capital expenditures are contemplated to be funded by a new $6,000 construction facility, the $8,000 revolving line of credit and cash generated from operations of the community hospital segment.

Our primary sources of liquidity are funds from operations and borrowing under our existing credit facilities. Our credit facilities include an $8,000 secured revolving line of credit which matures December 31, 2004 and a $6,000 secured bank financing facility for the construction of the Jasper replacement hospital The net proceeds from the term loan in the amount of $5,800 have been used for working capital and to fund a portion of the hospital capital projects which include a replacement hospital in Jasper, Georgia, and a new emergency room at the Company’s hospital in Ellijay, Georgia. At September 30, 2002, the term loan balance was $5,358.

The availability of borrowing under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of the hospital’s receivables. Based upon SunLink’s estimates, the secured revolving line of credit provides borrowing capacity of approximately $8,000 at September 30, 2002. If the amount or quality of receivables is lower than expected, our borrowing capacity under the secured revolving line of credit will also be lower. If SunLink experiences a material adverse change in its businesses, assets, financial condition, management, or operations, or the value of the collateral securing the credit facility, we may be unable to draw on the revolving line of credit.

On September 30, 2002, we closed a $6,000 secured bank financing facility in connection with the construction of our Mountainside Medical Center replacement hospital currently under construction in Jasper, Georgia. The replacement hospital is scheduled to open in May 2003. This financing facility includes a construction loan of up to $6,000 with interest at prime plus 1% per annum. We expect funding under the construction loan to commence during the quarter ending March 31, 2003. We have funded construction costs to date from the term loan and internal funds and we expect to fund additional construction costs from availability under our revolving credit facility and the construction loan.

The secured bank financing facility also includes a 20-year mortgage loan with interest at prime plus 1% per annum or, at our option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The mortgage loan interest rate is adjustable every 5 years. The construction loan may be converted to the 20-year mortgage loan three months after completion of construction, subject to certain conditions.

The secured bank financing facility requires us to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by our hospital subsidiary which owns and operates the Jasper, Georgia hospital.

The debt capacity of the our subsidiary, SunLink Healthcare Corp. (“SHC”), which holds the stock of our existing six-hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at September 30, 2002, have been able to incur up to approximately $9,600 of additional indebtedness. This does not include any amount relating to the HealthMont acquisition which is not currently expected to involve SHC.

Contractual obligations related to long-term debt, noncancellable operating leases and physician guarantees at September 30, 2002 were as follows:

Contractual Obligations

Payments	Long-Term	Operating	Physician
due in:	Debt	Leases	Guarantees

1 year	$963	$2,228	$2,147
2 years	2,768	1,784	928
3 years	1,153	1,060	83
4 years	18,648	370
5 years	1,035	57
More than 5 years	—	3,306

	$24,567	$8,805	$3,158

At September 30, 2002, we had outstanding long-term debt of $24,567, of which $19,092 was incurred in connection with our purchase on February 1, 2001 of our six existing community hospitals and related businesses, $5,358 was outstanding from the term loan and $117 related to capital leases. Our U.S. debt includes a seller financed balloon note of $17,382 and a seller financed zero coupon note of $1,710. The balloon note, due January 31, 2006, has a face amount of $17,000 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. The balloon note has a payment-in-kind (PIK) feature for interest accrued through January 31, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and we presently intend to issue PIK notes for interest due through January 31, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to May 31, 2002 totaling $1,999 and the interest accrued through September 30, 2002 of $538 has been included in the principal amount of the balloon note at September 30, 2002.

The purchase agreement for the six hospitals provides for an adjustment to the balloon note to the extent working capital at the purchase date was greater or less than an agreed upon amount. We have submitted to the seller a proposed working capital adjustment which would reduce the balloon note by $1,000. The seller has not agreed to the adjustment and the Company and seller currently are seeking to conclude the working capital settlement under the dispute resolution provisions of the purchase agreement. No adjustment for any working capital settlement has been made to the balloon note at September 30, 2002.

The zero coupon note is due January 31, 2004, has a face amount of $2,000, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement.

Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989, and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at September 30, 2002 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon our best estimates of potential liabilities, no material amounts are reserved for any contingencies related to these liquidations.

We believe we have adequate financing and liquidity to support our current level of operations through the end of the next fiscal year. As noted above, our current sources of liquidity are our $8,000 revolving credit facility, our $6,000 secured financing facility related to the hospital being constructed in Jasper, Georgia and cash generated from our community hospital operations. The availability under the revolving credit facility is based upon the levels of our receivables. The current availability of approximately $8,000 could be adversely affected by, among other things, decreases in receivables due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses), or by changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

Impact of Potential Acquisition of HealthMont on Liquidity and Capital Resources

In connection with the proposed acquisition of HealthMont, we expect to assume approximately $9,800 in HealthMont senior debt consisting of a senior credit facility of approximately $8,900 and capital leases, primarily for equipment, of approximately $900. Subject to a number of conditions, HealthMont has obtained the consent of its senior lender to our proposed acquisition of HealthMont and the modification of certain terms of HealthMont’s senior credit facility, which include a principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt through August 31, 2005. Post acquisition, the remaining senior credit facility is expected to be comprised of term loans of approximately $5,000 with interest at prime plus 2% per annum and revolving credit loans of approximately $3,900 with interest at prime plus 1 ½%.

Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. We have agreed that if the acquisition is completed and, in the event the letters of credit are drawn and the proceeds reduce the outstanding balance of the revolving credit loans, to issue to these investors 350,000 of the SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

In connection with the proposed acquisition of HealthMont, we will enter into a $3,000, 3-year, secured term loan with a private investment fund. The proceeds of such loan will be used primarily for working capital, including to repay $600 of HealthMont’s senior debt at closing and to pay certain transaction costs. The loan will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 of SunLink’s common shares at $0.01 per share.

Certain Cautionary Statements

In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results , performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

-	general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospital facilities;

-	the competitive nature of the U.S. community hospital business;

-	demographic changes in areas where we operate hospital facilities;

-	the availability of cash to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

-	changes in accounting principles generally accepted in the U.S.; and,

-	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

-	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

-	timeliness of reimbursement payments received under government programs;

-	restrictions imposed by debt agreements;

-	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

-	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

-	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

-	changes in medical and other technology; and,

-	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims and Obligations

-	claims under leases, guarantees, and other obligations relating to discontinued operations, acquired subsidiaries and former subsidiaries;

-	potential adverse impact of known and unknown government investigations;

-	claims for product and environmental liabilities from continuing and discontinued operations; and,

-	professional, general, and other claims which may be asserted against us;

Regulation and Governmental Activity

-	existing and proposed governmental budgetary constraints:

-	the regulatory environment for our businesses, including state Certificate of Need laws and regulations, rules and judicial cases relating thereto;

-	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for the Company’s healthcare services including the payment arrangements and terms of managed care agreements;

-	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

-	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

-	our ability to integrate acquired hospitals and implement our business strategy; and,

-	competition in the market for acquisition of hospitals and healthcare facilities.

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

Critical Accounting Policies and Estimates

The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC, and as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2002, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

In January 2002, the SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

We have identified the following as accounting policies critical to us:

Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of this subsection.

Net Patient Service Revenues – Like all operators of community hospitals, we have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all of the Company’s receivables are related to providing healthcare services to hospital facility patients. The Company’s calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to provide the allowance for doubtful accounts.

Risk Management – We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and, employee health, dental, and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we accrue a liability for estimated costs and losses under such claims, net of estimated insurance recoveries.

In connection with our acquisition of our existing six hospitals, we assumed responsibility for professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. As a component of the related liability for professional liability risks, we have included the premiums related to the estimated cost of insurance for claims incurred, but not reported prior to the acquisition date.

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

Income Taxes – We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. Currently, the most significant tax asset is a U.S. net operating loss carryforward of approximately $6,300, utilization of which is subject to limitations imposed by Section 382 of the Internal Revenue Service Code.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. The provisions of this statement provide a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. During the quarter ended September 30, 2002, there was no impact of adopting SFAS No. 144 reflected in the Company’s financial statements, however the Company continues to review the impact of the standard on its long-lived assets, in particular the current facility for Mountainside Medical Center in Jasper, Georgia where a replacement hospital is currently being constructed.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Related Parties

Two directors of SunLink are members of two different law firms, each of whom provide services to SunLink. We have paid $206 for legal services to these law firms in the three months ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under the revolving portion of our credit facility. No borrowing was outstanding on the revolving facility at September 30, 2002. No action has been taken to cover interest rate market risk, and we are not a party to any interest rate market risk management activities.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made to them by others within those entities.

(b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1 –	Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Harry R. Alvis, dated February 1, 2002.

	10.2 –	Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J. T. Morris, dated February 1, 2002.

	10.3 –	Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Robert M. Thornton, Jr., dated January 1, 2002.

	10.4 –	Loan Agreement among SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc, collectively as Borrowers and SunLink Health Systems, Inc. as Guarantor and Bank of North Georgia, as Bank, dated September 30, 2002.

	10.5 –	Contract of Guaranty of SunLink Health Systems, Inc. to SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc, collectively as Borrowers and Bank of North Georgia, as Bank, dated September 30, 2002.

	99.1 –	Chief Executive Officer’s Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2 –	Chief Financial Officer’s Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – On October 15, 2002, the Company filed a report on Form 8-K reporting “Item 5. Other Events”. On October 15, 2002, the Company and HM Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger with HealthMont, Inc., a Tennessee corporation (“HealthMont”), providing for the merger of HealthMont with and into the Merger Sub.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By: /s/ Mark J. Stockslager

Mark J. Stockslager
Principal Accounting Officer

Dated: November 12, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF SUNLINK HEALTH SYSTEMS, INC.

     I, Robert M. Thornton, Jr., President and Chief Executive Officer of SunLink Health Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SunLink Health Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of the Registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert M. Thornton, Jr.

Robert M. Thornton, Jr. President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF SUNLINK HEALTH SYSTEMS, INC.

     I, Joseph T. Morris, Chief Financial Officer of SunLink Health Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SunLink Health Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of the Registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joseph T. Morris

Joseph T. Morris Chief Financial Officer