Form 10-Q
period 2002-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2003-02-13
CIK 96793

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE TRANSITION PERIOD FROM ................. TO ..................

COMMISSION FILE NUMBER  1-12607

                          SUNLINK HEALTH SYSTEMS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                        31-0621189
                  ---------                                    -------------
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


Yes   [X]      No  [ ]



         The number of Common Shares, without par value, outstanding as of February 10, 2003 was 4,997,592.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)

                                                                      DECEMBER 31,             JUNE 30,
                                                                         2002                    2002
                                                                       --------                --------
                                                                     (UNAUDITED)
                                 ASSETS
                                 ------

Current Assets:
   Cash and cash equivalents                                           $    468                $  5,719
   Receivables - net                                                     11,103                  10,857
   Medical supplies                                                       1,811                   1,774
   Prepaid expenses and other                                             1,235                   1,212
                                                                       --------                --------
     Total Current Assets                                                14,617                  19,562

Property, Plant and Equipment, At Cost                                   36,441                  30,457
   Less accumulated depreciation and amortization                         2,365                   1,861
                                                                       --------                --------
     Property, Plant and Equipment - Net                                 34,076                  28,596

Other Assets                                                                448                     413
                                                                       --------                --------

           Total Assets                                                $ 49,141                $ 48,571
                                                                       ========                ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
   Accounts payable                                                    $  5,853                $  3,988
   Third-party payor settlements                                          4,735                   5,088
   Current maturities of long-term debt                                     986                     940
   Accrued expenses                                                       6,188                   6,331
   Net current liabilities of discontinued operations                       164                     164
                                                                       --------                --------
     Total Current Liabilities                                           17,926                  16,511

Long-Term Liabilities:
   Long-term debt                                                        23,144                  23,281
   Noncurrent liability for professional liability risks                  1,117                   1,151
   Noncurrent liabilities of discontinued operations                      1,597                   1,673
                                                                       --------                --------
     Total Long-term Liabilities                                         25,858                  26,105

Shareholders' Equity:
   Common shares, without par value:
     Issued and outstanding, 4,998 at December 31, 2002
       and June 30, 2002                                                  2,499                   2,499
   Additional paid-in capital                                             3,628                   3,628
   Retained earnings (deficit)                                             (384)                    167
   Accumulated other comprehensive loss                                    (386)                   (339)
                                                                       --------                --------
     Total Shareholders' Equity                                           5,357                   5,955
                                                                       --------                --------

           Total Liabilities and Shareholders' Equity                  $ 49,141                $ 48,571
                                                                       ========                ========

See notes to condensed consolidated financial statements.

                    SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    DECEMBER 31,                            DECEMBER 31,
                                                        ------------------------------------    ----------------------------------
                                                                 2002               2001                  2002             2001
                                                        ------------------------------------    ----------------------------------
Net Revenues                                                     $ 23,675          $ 21,590              $ 47,476        $ 43,139

Operating Expenses:
  Salaries, wages and benefits                                     11,270            10,709                22,143          21,502
  Provision for bad debts                                           2,530             2,569                 5,320           5,391
  Supplies                                                          2,740             2,326                 5,461           4,757
  Purchased services                                                1,841             1,864                 3,737           3,646
  Other operating expenses                                          3,087             2,855                 6,420           5,681
  Rent and lease expense                                              539               533                 1,096           1,056
  Depreciation and amortization                                       362               329                   718             617
  Merger expenses                                                     411                 -                   411              --
  Asset impairment charge                                           1,562                 -                 1,562              --
  Gain on sale of property and equipment                                -              (310)                    -            (329)
                                                        -----------------------------------     ---------------------------------

Operating Profit (Loss)                                              (667)              715                   608             818

Other Income (Expense):
  Interest expense                                                   (592)             (694)               (1,341)         (1,403)
  Interest income                                                      24                 5                    40              19
                                                        -----------------------------------     ---------------------------------

  Earnings (Loss) From Continuing Operations
    before Income Taxes                                            (1,235)               26                  (693)           (566)

Income Tax Expense                                                     67                 -                   159              --
                                                        -----------------------------------     ---------------------------------

Earnings (Loss) From Continuing Operations                         (1,302)               26                  (852)           (566)

Discontinued Operations:
  Earnings (Loss) from operations of Life Sciences
    and Engineering Segment                                           (15)              839                   (30)            831

  Earnings (Loss) on disposal of Housewares Segment                   331               (84)                  331             170
                                                        -----------------------------------     ---------------------------------

Earnings (Loss) from Discontinued Operations                          316               755                   301           1,001
                                                        -----------------------------------     ---------------------------------

    Net Earnings (Loss)                                            $ (986)            $ 781                $ (551)          $ 435
                                                        ===================================     =================================

Earnings (Loss) Per Share:
  Continuing Operations:
    Basic                                                         $ (0.26)           $ 0.01               $ (0.17)        $ (0.11)
                                                        ===================================     =================================
    Diluted                                                       $ (0.26)           $ 0.00               $ (0.17)        $ (0.11)
                                                        ===================================     =================================

  Net Earnings:
    Basic                                                         $ (0.20)           $ 0.16               $ (0.11)         $ 0.09
                                                        ===================================     =================================
    Diluted                                                       $ (0.20)           $ 0.15               $ (0.11)         $ 0.09
                                                        ===================================     =================================

Weighted-Average Common Shares Outstanding:
    Basic                                                           4,998             4,976                 4,998           4,976
                                                        ===================================     =================================
    Diluted                                                         4,998             5,277                 4,998           4,976
                                                        ===================================     =================================


See notes to condensed consolidated financial statements.

                  SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                           -----------------------------------
                                                                                  2002                  2001
                                                                           -----------------------------------
Net Cash Provided by Operating Activities                                      $ 1,017                $   985

Cash Flows From Investing Activities:
   Expenditures for property, plant and equipment                               (5,806)                (2,084)
   Proceeds from sale of LTS Holdings preferred stock                               --                    850
   Proceeds from sale of property, plant and equipment                              --                  1,863
                                                                           ----------------------------------

     Net Cash Provided by (Used in) Investing Activities                        (5,806)                   629

Cash Flows From Financing  Activities:
   Payment of debt                                                                (462)                (4,000)
                                                                           ----------------------------------

     Net Cash Used in Financing Activities                                        (462)                (4,000)

   Effect of Exchange Rate Changes on Cash                                          --                      4
                                                                           ----------------------------------

Net Decrease in Cash and Cash Equivalents                                       (5,251)                (2,382)

Cash and Cash Equivalents at Beginning of Period                                 5,719                  3,540
                                                                           ----------------------------------

Cash and Cash Equivalents at End of Period                                     $   468                $ 1,158
                                                                           ==================================

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
     Interest, net of amounts capitalized                                      $    48                $   321
                                                                           ==================================
     Income taxes                                                              $    80
                                                                           ===========

Noncash Investing and Financing Activities:

   Long-term debt issued as payment-in-kind for interest payable               $   807                $ 1,031
                                                                           ==================================

See notes to condensed consolidated financial statements.

                          SUNLINK HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2002 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. ("SunLink" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2. - BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink is a provider of healthcare services through the operation of community hospitals in the United States. In February 2001, SunLink acquired its existing hospitals and began healthcare operations. Through its subsidiaries, SunLink operates a total of six community hospitals in four states. Five of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity, with certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink's hospitals are acute care hospitals and have a total of 333 licensed beds.

SunLink's business strategy is to focus its efforts on internal growth of its six existing hospitals supplemented by growth from selected hospital acquisitions. During the quarter ended December 31, 2002, SunLink concentrated its efforts on the operation and improvement of its six hospitals, and, as discussed in Note 3, the planned merger with HealthMont, Inc., but continued to evaluate certain hospitals which were for sale and reviewed selected hospitals which SunLink determined might become available for sale.

NOTE 3. - POTENTIAL MERGER WITH HEALTHMONT, INC.

On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink had signed a definitive merger agreement to acquire all of the outstanding capital stock of HealthMont, Inc. ("HealthMont"), a privately held operator of community hospitals. If the transaction is consummated, SunLink would acquire two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. HealthMont currently operates another community hospital in San Benito, Texas, which is to be sold prior to the completion of the merger. Upon completion of the merger, the Company would operate eight community hospitals with a total of 442 beds.

Under the terms of the merger agreement, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. Accordingly, each HealthMont shareholder is expected to receive one common share of SunLink for each 5.4083 HealthMont shares (approximately 0.1849 of a common share of SunLink for each share of HealthMont).

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

In connection with the transaction, SunLink also currently would assume up to a total of $9,800 (consisting of a senior credit facility of approximately $8,900 and capital leases, primarily for equipment, of approximately $900) in HealthMont debt and enter into a $3,000, 3-year term loan that will be used for the repayment of $600 of HealthMont's senior debt at closing, payment of certain transaction costs and for working capital. The loan will bear interest at 15% per annum and will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share.

Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed merger of HealthMont by SunLink and the modification of certain terms of HealthMont's senior debt, including the principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt to August 31, 2005. Post merger, the remaining senior debt is expected to be comprised of term loans of approximately $5,000 with interest at prime plus 2% per annum and revolving credit loans of approximately $3,900 with interest at prime plus 1 1/2%. Upon completion of the merger, HealthMont's senior lender would hold warrants to purchase 27,000 shares of SunLink's common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont's revolving credit loans. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are used to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 of SunLink's common shares in full satisfaction of HealthMont's reimbursement obligations under the letters of credit. SunLink would also pay to such letter of creditor obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit.

Based on the average market price of SunLink's common shares of $2.41 per share calculated based on the price two days before, the day of and two days after the merger agreement was entered into, plus the amount of senior debt and capital lease obligations expected to be assumed, plus currently estimated transaction costs, the price to SunLink of the transaction would be approximately $14,700.

Subject to certain conditions, the merger agreement on its stated terms provides on its stated terms that it is cancelable by either party if not completed by January 31, 2003. On January 28, 2003, SunLink notified HealthMont of its position that, as a result of delays attributable to preparation of the HealthMont financial information for the merger Proxy/Registration statement, HealthMont does not have the ability to terminate the merger agreement without cause. HealthMont has disagreed with SunLink's position but has not notified SunLink it intends to cancel the merger agreement.

On January 29, 2003, SunLink filed its preliminary Proxy/Registration on Form S-4 with the Securities and Exchange Commission and preliminarily scheduled a special shareholders' meeting for March 27, 2003 to vote on the proposed merger.

On January 30, 2003, SunLink received a letter from HealthMont purporting to conclude that an merger proposal HealthMont received from a third party was a superior proposal within the terms of the merger agreement. SunLink believes the valuation ascribed to the competing proposal was flawed in several material respects and is evaluating the information provided by HealthMont. Accordingly, SunLink has not determined that HealthMont has, in fact, received a superior proposal.

Although the merger agreement remains in full force and effect, capitalized costs of $411 relating to the merger through December 31, 2002 have been expensed in the quarter ended December 31, 2002 because SunLink currently can no longer determine that it is probable that the HealthMont merger will be completed. SunLink anticipates additional expenses related to the proposed merger of HealthMont that were incurred subsequent to December 31, 2002 of approximately $200 will be expensed during the quarter ended March 31, 2003.

SunLink and HealthMont have engaged in discussions concerning possible amendments to the merger agreement, as well as possible financial support of HealthMont by SunLink to enable HealthMont to continue its current operations until the merger can be completed. No specific additional agreements or modifications to the merger agreement have been reached and no assurances can be given that any additional agreements or any modifications to the merger agreement will be reached, or that the merger will be completed. Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by the shareholders of both SunLink and HealthMont and modification of the terms of HealthMont's existing senior debt or availability to SunLink of alternative financing.

The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,200, as reported by HealthMont for the twelve months ended March 31, 2002. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont's corporate staff and facilities in connection with the merger.

Upon consummation of the merger, the board of directors of SunLink intends to elect Gene Burleson, a current HealthMont director, to the unexpired the term of Ronald J. Vannuki, who would step down from the Company's board. SunLink also has agreed to nominate Mr. Burleson for election by its shareholders to a two-year term on its board of directors at its 2003 Annual Meeting.

NOTE 4. - RECEIVABLES- NET

                                                             DECEMBER 31,              JUNE 30,
                                                                 2002                    2002
                                                               --------                --------
Patient accounts receivable                                    $ 16,317                $ 16,269

Less allowance for doubtful accounts                             (5,545)                 (5,648)
                                                               --------                --------

Patient accounts receivable, (net of allowances)                 10,772                  10,621

Other accounts receivable                                           331                     236
                                                               --------                --------

         Total                                                 $ 11,103                $ 10,857
                                                               ========                ========

         Net revenues included $898 and $0 for the three months ended December 31, 2002 and 2001, respectively, and $898 and $43 for the six months ended December 31, 2002 and 2001, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues decreased by $383 during the three and six months ended December 31, 2002 due to a payment in settlement of a Medicaid indigent care issue.

NOTE 5. - IMPAIRMENT OF LONG-LIVED ASSET

The Company is currently building a new hospital in Jasper, Georgia, which will replace its existing Mountainside Medical Center hospital. The new hospital is scheduled to begin operations in May 2003. In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. The provisions of this statement provide a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, SunLink adopted this new accounting standard on July 1, 2002. During the quarter ended December 31, 2002, SunLink determined that the carrying value of the Mountainside Medical Center hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write the hospital and the medical office center down to fair value based on outside appraisals.

NOTE 6. - DISCONTINUED OPERATIONS

Housewares Segment - SunLink sold its former U.K. housewares subsidiary, Beldray Limited ("Beldray"), on October 5, 2001 for nominal consideration. For the three and six months ended December 31, 2002, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported as a gain on the disposal of the housewares segment. This capital loss carry-back resulted from carrying-back capital losses on SunLink's investment in Beldray against capital gains of earlier years. During the three months ended December 31, 2001, a loss from discontinued operations of $84 related to the disposal of the housewares segment was reported. The loss resulted from adjustments to the foreign currency translation adjustment component of SunLink's shareholders' equity related to the housewares segment. For the six months ended December 31, 2001, a gain of $170 resulted from realized currency gains on certain transactions and adjustments to the foreign currency translation adjustment component of SunLink's shareholders' equity related to the housewares segment. Revenues of Beldray were $6,098 for the six months ended December 31, 2001.

Life Sciences and Engineering Segment - On November 5, 2001, the Company sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. to LTS Holdings Inc. for $850 cash. The Company acquired the senior preferred stock in November 1999 in connection with the sale of its interest in Wyle to LTS Holdings, Inc. Earnings from discontinued operations of this segment of $839 for the quarter ending December 31, 2001 include a gain on the sale of the shares of $846 partially offset by pension expense of $7. Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Noncurrent liabilities of discontinued operations at December 31, 2002 and June 30, 2002 of $509 and $637, respectively, relate to the industrial segment.

Noncurrent liabilities of discontinued operations at December 31, 2002 include $1,088 relating to the housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to Beldray's obligations under a lease covering a portion of Beldray's manufacturing location. The guarantee runs through March 2019 and was made by the U.K. subsidiary of SunLink for Beldray's lease obligation when Beldray was owned by the subsidiary. The maximum potential obligation of SunLink under the guarantee would be $8,367.

A currently inactive U.K. subsidiary of SunLink has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee, or under certain other conditions.

Over the past thirteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, U.K. child safety and U.K. housewares segments. Reserves for losses relating to discontinued operations of these segments represent SunLink's best estimate of the possible liability for property, product liability, and other claims for which it may incur liability. These estimates are based on SunLink's judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain of its product liability exposure and may continue to purchase such insurance if available at commercially reasonable rates. While SunLink has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. Based on an evaluation of information currently available and consultation with legal counsel, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

NOTE 7. - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for all financial statements of periods ending after December 15, 2002. The disclosures required by FIN No. 45 relating to the guarantee by a U.K. subsidiary of SunLink of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location is included in Note 6. - Discontinued Operations above.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement requires new disclosures about the effect of stock-based compensation on reported results and also requires those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently assessing the impact of this new standard on its consolidated financial statements.

NOTE 8. - LONG-TERM DEBT

                                                   DECEMBER 31,      JUNE 30,
                                                       2002            2002
                                                   ------------    -----------
Senior subordinated note, net of
   unamortized discount of $2,106
   and $2,278                                        $ 17,435        $ 16,856
Senior subordinated zero coupon note,
   net of unamortized discount of $197
   and $339                                             1,453           1,661
Term loan                                               5,134           5,577
Other                                                     108             127
                                                     --------        --------
                                                       24,130          24,221
Less current maturities                                  (986)           (940)
                                                     --------        --------
                                                     $ 23,144        $ 23,281
                                                     ========        ========

In connection with the acquisition of SunLink's six existing hospitals, SunLink Healthcare Corp. ("SHC"), a wholly owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The purchase agreement for the six hospitals included a provision for a potential adjustment to the purchase price to the extent it was determined working capital at the purchase date was greater or less than an agreed-upon amount. In December 2002, SunLink and the seller agreed to a working capital settlement that reduced the senior subordinated note by $350, extended the date that interest payable on the senior subordinated note may be paid in additional promissory notes to August 1, 2003, and reduced the senior subordinated zero coupon by $350. The adjustments to the notes has been accounted for as a reduction in the purchase price and has been allocated to reduce the basis of long-lived assets acquired. A cumulative adjustment for interest expense recorded for these two notes from February 1, 2001 to December 31, 2002 reduced interest expense by $134 for the three and six months ended December 31, 2002.

The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $2,749 for interest from February 1, 2001 through December 31, 2002 have been issued and the accrued interest payable at December 31, 2002 of $142 is included in the senior subordinated note. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance, therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note, adjusted for the reduction in the principal amount in December 2002, was $2,873.

The senior subordinated zero coupon note is due January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note, adjusted for the reduction in the principal amount in December 2002, was $490.

The discounts on the long-term debt were determined by SunLink in consultation with its financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debts instrument using the effective interest method. For the three months ended December 31, 2002, SunLink recognized amortization expense on the discounts of $156 and $145, respectively and for the six months ended December 31, 2002 and 2001, $328 and $283, respectively.

The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SHC grant to the lender a security interest in and mortgage on collateral consisting of SHC and its subsidiaries' real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company's estimates, provides borrowing capacities of approximately $6,800 at December 31, 2002. The revolving credit facility is secured by the patient accounts receivable of SHC. No amount was outstanding on the revolving credit facility at December 31, 2002, however, SunLink began drawing on the facility in January 2003. The net proceeds from the term loan of $5,800 are being used for working capital and to fund a portion of SunLink's hospital capital projects which include a new replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC's real and personal property, except for patient accounts receivables, as well as the capital stock owned by SHC and its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan.

SunLink has funded the construction costs for the replacement for its Mountainside Medical Center in Jasper, Georgia, from the term loan and internal funds. The replacement facility is currently under construction and is currently scheduled to open in May 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the "Mountainside Financing Facility") to provide completion financing for the replacement hospital. Under the Mountainside Financing Facility , SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At December 31, 2002, SunLink had not borrowed under the Mountainside Financing Facility but continued to fund constructions under availability under its revolving credit agreement. SunLink expects funding under the construction loan to commence during its third fiscal quarter ending March 31, 2003.

Under the Mountainside Financing Facility, the construction loan may be converted to a 20-year mortgage loan three months after completion of construction, subject to certain conditions. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink's option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 1/2%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by the hospital subsidiary.

NOTE 9.  - INCOME TAXES

Income tax expense $67 was recorded for the three months ended December 31, 2002, resulting from $18 federal tax expense and $49 state tax expense. For the six months ended December 31, 2002, income tax expense of $159 was recorded resulting from $68 federal tax expense and $91 state tax expense. SunLink had a federal net operating loss carryforward of approximately $6,400 at December 31, 2002. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax assets (the majority of which is the federal net operating loss carryforward) as it is management's assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. No income tax expense was provided in the three and six months ended December 31, 2001 due to the loss before tax for such prior periods.

NOTE 10. -- COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss) for SunLink includes foreign currency translation adjustments. Total comprehensive earnings (loss) for the following periods was as follows:

                                              THREE MONTHS ENDED
                                         ----------------------------
                                         DECEMBER 31,     DECEMBER 31,
                                             2002            2001
                                         ------------     ------------
Net earnings (loss):                       $  (986)          $ 781
Other comprehensive
 Income net of tax:
   Change in equity due to:
      Foreign currency
          translation adjustments              (25)            (31)
                                           -------           -----
Comprehensive earnings (loss)              $(1,011)          $ 750
                                           =======           =====



                                                SIX MONTHS ENDED
                                         ----------------------------
                                         DECEMBER 31,     DECEMBER 31,
                                             2002            2001
                                         ------------     ------------
Net earnings (loss):                       $(551)          $ 435
Other comprehensive
 Income net of tax:
   Change in equity due to:
      Foreign currency
          Translation adjustments            (47)           (150)
                                           -----           -----
Comprehensive earnings (loss)              $(598)          $ 285
                                           =====           =====


NOTE 11. -  COMMITMENTS AND CONTINGENCIES

As discussed in Note 6. - "Discontinued Operations", a U.K. subsidiary of SunLink remains contingently liable as guarantor of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location.

Reserves relating to discontinued operations represent management's best estimates of possible liability for the contingent liabilities of discontinued operations. While SunLink has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. Based on an evaluation of information currently available and consultation with legal counsel, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

As of December 31, 2002, SunLink had future commitments for capital expenditures of approximately $8,850 relating to the new Jasper, Georgia hospital and of approximately $900 for the new emergency room at the North Georgia Medical Center in Ellijay, Georgia,. Subject to internal approval of specific capital items and the availability of funds, SunLink expects to spend approximately $1,050 in additional capital expenditures during the remaining six months of the fiscal year ended June 30, 2003, primarily for new and replacement equipment.

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

Contractual obligations related to long-term debt, noncancellable operating leases and physician guarantees at December 31, 2002 were as follows:


CONTRACTUAL OBLIGATIONS

Payments                     Long-Term        Operating       Physician
due in:                         Debt            Leases       Guarantees
                            ---------        ----------     ------------
   1 year                   $     986        $    2,186     $      1,930
   2 years                      2,536             1,685              741
   3 years                      1,191               936              300
   4 years                     18,729               286              175
   5 years                        688                40
   More than 5 years               --             3,303
                            ---------        ----------     ------------
                            $  24,130        $    8,436     $      3,146
                            =========        ==========     ============


At December 31, 2002, SunLink had contracts with 15 physicians which contain guaranteed minimum gross receipts. If a physician's gross receipts are less than a specific yearly amount, then the difference is paid by SunLink to the physician. SunLink's policy is to expense physician guarantees as payments are made on such guarantees and during the three and six months ended December 31, 2002 expensed $402 and $957, respectively, of physician guarantees.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND ADMISSIONS DATA)

RECENT DEVELOPMENTS

         On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink had signed a definitive merger agreement to acquire all of the outstanding capital stock of HealthMont, Inc. ("HealthMont"), a privately held operator of community hospitals. If the transaction is consummated, SunLink would acquire two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. HealthMont currently operates another community hospital in San Benito, Texas, which is to be sold prior to the completion of the merger. Upon completion of the merger, the Company would operate eight community hospitals with a total of 442 beds.

         Under the terms of the merger agreement, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. Accordingly, each HealthMont shareholder is expected to receive one common share of SunLink for each 5.4083 HealthMont shares (approximately 0.1849 of a common share of SunLink for each share of HealthMont).

         In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

         In connection with the transaction, SunLink currently would assume up to a total of $9,800 (consisting of a senior credit facility of approximately $8,900 and capital leases, primarily for equipment, of approximately $900) in HealthMont debt and enter into a $3,000, 3-year term loan which will be used for the repayment of $600 of HealthMont's senior debt at closing, payment of certain transaction costs and for working capital. The working capital loan will bear interest at 15% per annum and will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share.

         Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed merger of HealthMont by SunLink and the modification of certain terms of HealthMont's senior debt, including the principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt to August 31, 2005. Post merger, the remaining senior debt is expected to be comprised of term loans of approximately $5,000 with interest at prime plus 2% per annum and revolving credit loans of approximately $3,900 with interest at prime plus 1 1/2%. Upon completion of the merger, HealthMont's senior lender would receive warrants to purchase 27,000 shares of SunLink's common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont's revolving credit loans. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, to issue to those such letter of creditor obligors 350,000 of SunLink's common shares in full satisfaction of HealthMont's reimbursement obligations under the letters of credit. SunLink would also pay to such letter of credit obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit.

         Based on the average market price of SunLink's common shares two days before, the day of and two days after the merger agreement was entered into, of $2.41 per share, plus the amount of senior debt and capital lease obligations to be assumed, and plus currently estimated transaction costs, the price to SunLink of the transaction will be approximately $14,700.

         Subject to certain conditions, the merger agreement provides that it is cancelable by either party if not completed by January 31, 2003. On January 28, 2003, SunLink notified HealthMont of its position that, as a result of delays attributable to preparation of the HealthMont financial information for the merger Proxy/Registration statement, HealthMont does not have the ability to terminate the merger agreement without cause. HealthMont has disagreed with SunLink's position but has not notified SunLink it intends to cancel the merger agreement.

         On January 29, 2003, SunLink filed its preliminary Proxy/Registration on Form S-4 with the Securities and Exchange Commission and preliminarily scheduled a special shareholders' meeting for March 27, 2003 to vote on the proposed merger.

         On January 30, 2003, SunLink received a letter from HealthMont purporting to conclude that an merger proposal HealthMont received from a third party was a superior proposal within the terms of the merger agreement. SunLink believes the valuation ascribed to the competing proposal was flawed in several material respects and is evaluating the information provided by HealthMont. Accordingly, SunLink has not determined that HealthMont has, in fact, received a superior proposal.

         Although the merger agreement remains in full force and effect, capitalized costs of $411 relating to the merger through December 31, 2002 have been expensed during the quarter ended December 31, 2002 because SunLink currently can no longer determine that it is probable that the HealthMont merger will be completed. SunLink anticipates additional expenses related to the proposed merger of HealthMont that were incurred subsequent to December 31, 2002 of approximately $200 will be expensed during the quarter ended March 31, 2003.

         SunLink and HealthMont have engaged in discussions concerning possible amendments to the merger agreement, as well as possible financial support of HealthMont by SunLink to enable HealthMont to continue its current operations until the merger can be completed. No specific additional agreements or modifications to the merger agreement have been reached and no assurances can be given that any additional agreements or any modifications to the merger agreement will be reached, or that the merger will be completed. Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by the shareholders of both SunLink and HealthMont and modification of the terms of HealthMont's existing senior debt or availability to SunLink of alternative financing.

         The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,200, as reported by HealthMont for the twelve months ended March 31, 2002. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont's corporate staff and facilities in connection with the merger.

FINANCIAL SUMMARY

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                           DECEMBER 31,                 DECEMBER 31,
                                      ----------------------      ----------------------
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
Net revenues                          $ 23,675      $ 21,590      $ 47,476      $ 43,139
Operating expenses (1)                 (22,418)      (20,856)      (44,588)      (42,033)
                                      --------      --------      --------      --------
EBITDA (2)                               1,257           734         2,888         1,106
Depreciation and amortization             (362)         (329)         (718)         (617)
Asset impairment charge                 (1,562)           --        (1,562)           --
Gain on sale of property & equip            --           310            --           329
                                      --------      --------      --------      --------
                                          (667)          715           608           818
Interest expense                          (592)         (694)       (1,341)       (1,403)
Interest income                             24             5            40            19
                                      --------      --------      --------      --------
Earnings (Loss) from Continuing
   Operations Before Income Taxes     $ (1,235)     $     26      $   (693)     $   (566)
                                      ========      ========      ========      ========

Equivalent Admissions                    4,433         3,927         9,095         7,994
                                      ========      ========      ========      ========

Revenue per Equivalent Admissions     $  5,340      $  5,498      $  5,220      $  5,396
                                      ========      ========      ========      ========


(1) Operating expenses include salaries and benefits, provision for bad debts, supplies, purchased services, rent and operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (2) below.

(2) EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization, gain on sale of property and equipment and the asset impairment charge. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles ("GAAP"). EBITDA is a key measure used by SunLink to evaluate our operations and provide useful information to investors. EBIDTA should not be used in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated condensed financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. EBITDA information is included because SunLink believes such information is of interest to the investment community. Such information provides an additional method of evaluating SunLink's performance from period to period. SunLink believes the investment community often views EBITDA as a useful performance measurement in a capital intensive business such as community hospitals.


RESULTS OF OPERATIONS

         All of our net revenues are from our U.S. community hospital segment which was acquired February 1, 2001. The operations of our former U.K. housewares business segment, which was disposed of on October 5, 2001, are reported in discontinued operations for the three and six months ended December 31, 2001.

         Net revenues for the quarter ended December 31, 2002 were $23,675 with a total of 4,433 equivalent admissions and revenues per equivalent admission of $5,340 compared to net revenues of $21,590, a total of 3,927 equivalent admissions and revenues per equivalent admission of $5,498 for the quarter ended December 31, 2001. The 9.7% increase in net revenues for the quarter December 31, 2002 was due to the 12.9% increase in equivalent admissions and $898 for settlements and filings of prior year Medicare and Medicaid cost reports. Also recorded in the quarter ended December 31, 2002 as a reduction from net revenue was a $383 payment in settlement of a Medicaid indigent care issue. The increase in net revenues of 9.7% was less than the 12.9 % increase in equivalent admissions. This was due to an increase in net out-patient service revenue from 46.7% in the prior year's quarter to 47.4% in the current year's quarter. Total surgeries increased 27.8% in the quarter ended December 31, 2002 compared to the same quarter last year.

         Net revenues for the six months ended December 31, 2002 were $47,476, with a total of 9,095 equivalent admissions and revenues per equivalent admission of $5,220 compared to net revenues of $43,139, a total of 7,994 equivalent admissions and revenues per equivalent admissions of $5,396 for the six months ended December 31, 2001. The 10.1% increase in net revenues in the current year was due to the 13.8% increase in equivalent admissions and $898 for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues decreased by $383 during the six months ended December 31, 2002 for a payment in settlement of a Medicaid indigent care issue. The 10.1% increase in net revenues was less than the 13.8% increase in equivalent admissions. This results from an increase in net out-patient service revenue from 48.1% in the six months ended December 31, 2001 to 48.9% in the current year for the same six month period. Total surgeries increased 18.0% in the six months ended December 31, 2002 compared to the same period last year. We added 13 net new doctors during the year ended June 30, 2002 and 11 net new doctors during the six months ended December 31, 2002. We also have expended approximately $5,000 for capital expenditures to upgrade services and facilities since the acquisition on February 1, 2001. We believe the upgraded services and facilities and the new doctors contributed to the 10.0% increase in net revenues for the six months ended December 31, 2002 compared to the same period last year. We continue to seek increased equivalent admissions by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals' physical facilities.

         The source of the increase in the net revenues for the first six months of our fiscal year was primarily Medicare and Medicaid patients while net revenues from commercial and private patients were relatively unchanged. Net outpatient service revenues for the quarter ended December 31, 2002 were $11,218 or 47.4% of total net revenues for the quarter, an increase of 11.4% from the quarter ended December 31, 2001 which included net outpatient service revenues of $10,071 or 46.7% for that quarter of total net revenues. For the six months ended December 31, 2002, net outpatient service revenues were $23,220 or 48.9% of total net revenues for the period compared to $20,745 or 48.1% for the same period last year.

         The following table sets forth the percentage of net patient revenues from various payors in the Company's hospitals for the periods indicated:

                                 Three months Ended December 31,
                                 -------------------------------
                                    2002                  2001
                                   ------                ------
SOURCE
Medicare                             47.6%                 47.4%
Medicaid                             14.8%                 13.6%
Self pay                              7.5%                  8.4%
Private and others                   30.1%                 30.6%
                                   ------                ------
                                    100.0%                100.0%
                                   ======                ======

                                  Six months Ended December 31,
                                  -----------------------------
                                    2002                  2001
                                   ------                ------
SOURCE
Medicare                             48.0%                 46.9%
Medicaid                             14.4%                 13.0%
Self pay                              7.7%                  8.4%
Private and others                   29.9%                 31.7%
                                   ------                ------
                                    100.0%                100.0%
                                   ======                ======

         Operating expenses, including depreciation and excluding the asset impairment charge of $1,562, were $22,780 and $21,185 for the quarters ended December 31, 2002 and 2001, respectively and $45,306 and $42,650 for the six months ended December 31, 2002 and 2001, respectively.

                                         Operating Expenses as % of Net Revenues
                                             Three Months Ended December 31,
                                             -------------------------------
                                               2002                  2001
                                             ------                 ------
Salaries, wages and benefits                   47.6%                 49.6%
Provision for bad debts                        10.7%                 11.9%
Supplies                                       11.6%                 10.8%
Purchased services                              7.8%                  8.6%
Other operating expenses                       13.0%                 13.2%
Rent and lease expense                          2.3%                  2.5%

                                        Operating Expenses as % of Net Revenues
                                              Six Months Ended December 31,
                                              -----------------------------

                                               2002                  2001
                                              ------                ------
Salaries, wages and benefits                   46.7%                 49.8%
Provision for bad debts                        11.2%                 12.5%
Supplies                                       11.5%                 11.0%
Purchased services                              7.9%                  8.3%
Other operating expenses                       13.5%                 13.2%
Rent and lease expense                          2.3%                  2.4%


         Most operating expense categories decreased as a percentage of net revenues in the current year due to the increased net revenues and efforts to control costs in the hospitals. Salaries, wages and benefits expense decreased as a percentage of net revenues for the current quarter due to cost control initiatives undertaken in each facility to reduce labor costs. The provision for bad debts was 10.7% of net revenues in the quarter ended December 31, 2002, a decrease of 1.2% of net revenues from the prior year due to improved collections, decreased self-pay net revenues and increased Medicare and Medicaid net revenues as a percentage of total net revenues. Improved collections were facilitated by the hospitals implementing additional business office systems and procedures designed to minimize bad debts. Supplies expense increased slightly as a percentage of net revenues in the current year due to the 27.8% increase in total surgeries for the three months and 18.0% increase in total surgeries for the six months. The increase in other operating expenses as a percent of net revenue in the current year reflects increased physician guarantee expense in the current year resulting from the 24 net new physicians recruited during the 18 months prior to December 31, 2002 and increased insurance expense. Insurance expense is expected to continue to increase during this fiscal year and next.

         SunLink expensed previously capitalized costs through December 31, 2002 of $411 relating to the possible merger with HealthMont. Such costs were expensed because SunLink can no longer determine that it is probable that the HealthMont merger will be completed. We expect to expense additional expenses of the proposed merger incurred subsequent to December 31, 2002 of approximately $200 during the quarter ended March 31, 2003 unless we can determine that the transaction is again probable. Unless we can determine that the transaction is again probable, future expenses related to the possible merger will be expensed in the quarter in which they are incurred.

         The Company is currently building a new hospital in Jasper, Georgia, which will replace its existing Mountainside Medical Center hospital. The new hospital is scheduled to begin operations in May 2003. During the quarter ended December 31, 2002, SunLink determined that the carrying value of the Mountainside Medical Center hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write down the hospital and medical office building to fair value based on outside appraisals. After the new hospital begins operations, it is anticipated that the medical office building will be retained and continue to be leased to medical practitioners but the old hospital will be held for sale.

         Interest expense was $592 and $694 for the three months ended December 31, 2002 and 2001, respectively and $1,341 and $1,403 for the six months ended December 31, 2002, respectively. The decrease in the current year was due to an adjustment of $134 to decrease interest expense as a result of the reduction of the principal amounts of the senior subordinated note and the senior subordinated zero coupon note in December 2002. The two notes were issued in connection with the acquisition of SunLink's six existing hospitals in February 2001. In December 2002, settlement of working capital purchased with the acquisition resulted in the reduction of the principal of the two notes retroactive to February 2001, which resulted in the $134 decrease to interest expense. Cash interest paid during the six months ended December 31, 2002 was $264, including $216 of interest capitalized in property, plant and equipment.

         We recorded an income tax expense of $67 ($18 federal tax and $49 state tax) for the three months ended December 31, 2002. For the six months ended December 31, 2002, we recorded income tax expense of $159 ($68 federal tax and $91 for state tax). For the three and six months ended December 31, 2002, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported as a gain on the disposal of our former housewares segment. This capital loss carry-back resulted from carrying-back capital losses on SunLink's investment in Beldray against capital gains of earlier years. We had a net operating loss carryforward for federal income tax purposes of approximately $6,400 at December 31, 2002. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year and federal income tax expense results. We have provided a valuation allowance for the entire amount of our deferred tax assets (the majority of which is the net operating loss carryforward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that none of the deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. We recorded no income tax expense in the three and six months ended December 31, 2001 due to the loss before tax for such prior periods.

         Our loss from continuing operations was $1,302 ($0.26 per share) in the quarter ended December 31, 2002 compared to earnings from continuing operations of $26 ($0.01 share) in the comparable quarter last year. The current year loss from continuing operations resulted from the

$1,562 asset impairment charge and the expensing of $411 of costs related to the HealthMont merger. EBITDA for the three months ended December 31, 2002 of $1,257 compared to $734 for the same period of last fiscal year. The increase in the current year resulted from the increased net revenues and cost controls. Included in earnings from continuing operations for the three months ended December 31, 2001 was a $310 gain on sale of property and equipment.

         The loss from continuing operations of $852 for the six months ending December 31, 2002 ($0.17 per share) compared to a loss from continuing operations of $566 ($0.11) last year. EBITDA for the six months ended December 31, 2002 of $2,888 compared to $1,106 for the same period of last fiscal year. The current year loss from continuing operations resulted from the $1,562 asset impairment charge and the expensing of $411 of costs related to the HealthMont merger.

         The net loss of $986 ($0.20 per share) for the three months ended December 31, 2002 includes $331 of earnings from discontinued operations resulting from a domestic capital loss tax carry-back compares to net earnings of $781 for the three months ended December 31, 2001, which includes earnings of discontinued operations of $755. The net loss for the six months ended December 31, 2002 of $551 ($0.11 per share) compares to net earnings of $435 ($0.09) for the prior year six months.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $1,017 of cash from operating activities during the six months ended December 31, 2002 compared to $985 generated during the comparable period last year. The cash generated in the current year resulted primarily from cash generated from the non-cash asset impairment charge of $1,562, non-cash depreciation expense of $718 and non-cash interest expense of $1,077 offset by cash usage of the net loss of $551, cash used by working capital of $1,525 and the cash interest paid of $264. A portion of the increase in accounts payable for the six months ended December 31, 2002 that relates to construction costs of $2,396 are not included in cash flows from operations because it relates to cash flows from investing activities. Increased accounts receivable and other current assets and decreased current liabilities, primarily accounts payable and third-party payor settlements, generated a use of cash for the six month period.

         We expended $5,806 for capital improvements at our hospitals during the six months ended December 31, 2002. This excludes $2,396 included in accounts payable at December 31, 2002 and subsequently paid in January 2003. In addition to routine capital expenditures of $1,293 during the six months, primarily for new and replacement equipment, we expended $3,676 for the replacement hospital in Jasper, Georgia and $837 for a new emergency room at North Georgia Medical Center in Ellijay, Georgia. We believe an attractive physical facility assists in recruiting quality staff and physicians, as well as attracting patients. Subject to availability of internally generated funds committed and other financing, we expect to expend approximately $10,800 for capital expenditures during the remaining six months of the fiscal year ending June 30, 2003, approximately $8,850 of which will be used for the replacement hospital in Jasper, Georgia and approximately $900 will be used for the new emergency room in Ellijay, Georgia. The total estimated cost of the new Jasper hospital is approximately $15,800, of which approximately $6,950 had been expended as of December 31, 2002. We expect to fund our planned capital expenditures through borrowing under a $6,000 financing facility for the replacement hospital for our existing Mountainside Medical Center, through borrowings under our $8,000 revolving line of credit and with cash generated from continuing operations.

         Our primary sources of liquidity are cash from continuing operations and borrowing under our credit facilities. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving line of credit. Our credit facilities include an $8,000 secured revolving line of credit which matures December 31, 2004 and a $6,000 secured bank financing facility for the construction of the Jasper replacement hospital. The net proceeds from the term loan in the amount of $5,800 have been used for working capital and to fund a portion of the hospital capital projects which include a replacement hospital in Jasper, Georgia, and a new emergency room in Ellijay, Georgia. At December 31, 2002, the term loan balance was $5,134.

         The availability of borrowing under the revolving line of credit is based upon, among other things, a borrowing base keyed to the level of the hospital's receivables. Based upon SunLink's estimates, the secured revolving line of credit provided borrowing capacity of approximately $6,800 at December 31, 2002. No amount was borrowed on the revolving line of credit at December 31, 2002, however SunLink began using the line in January 2003. If the amount or quality of receivables is lower than expected, our borrowing capacity under the secured revolving line of credit will also be lower. If SunLink experiences a material adverse change in its businesses, assets, financial condition, management or operations, or the value of the collateral securing the credit facility, we may be unable to draw on the revolving line of credit.

         SunLink has funded the construction costs for the replacement hospital for its Mountainside Medical Center in Jasper, Georgia under from the term loan and internal funds. The replacement hospital is under construction and scheduled to open in May 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility ("the Mountainside Financing Facility") to provide an alternate means of financing the replacement hospital. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At December 31, 2002, SunLink had not borrowed under the Mountainside Financing Facility, but continued to fund construction costs its revolving credit agreement. SunLink expects funding under the construction loan to commence during its third fiscal quarter ending March 31, 2003.

         Under the Mountainside Financing Facility, the construction may be converted to a 20-year mortgage loan three months after the completion of construction, subject to certain conditions. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink's option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 1/2%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by the hospital subsidiary which owns and operates the Jasper, Georgia hospital.

         The debt capacity of our subsidiary, SunLink Healthcare Corp. ("SHC"), which holds the stock of our existing six-hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at December 31, 2002, have been able to incur up to approximately $9,900 of additional indebtedness. This does not include any amount relating to the proposed HealthMont merger which is not currently expected to involve SHC.

         Contractual obligations related to long-term debt, noncancellable operating leases and physician guarantees at December 31, 2002 were as follows:


CONTRACTUAL OBLIGATIONS

Payments                   Long-Term       Operating        Physician
due in:                      Debt           Leases         Guarantees
                           ---------       ---------       ----------
1 year                     $   986          $2,186          $1,930
2 years                      2,536           1,685             741
3 years                      1,191             936             300
4 years                     18,729             286             175
5 years                        688              40
More than 5 years               --           3,303
                           -------          ------          ------
                           $24,130          $8,436          $3,146
                           =======          ======          ======

         At December 31, 2002, SunLink had contracts with 15 physicians which contain guaranteed minimum gross receipts. If a physician's gross receipts are less than a specific yearly amount, then the difference is paid by SunLink to the physician. SunLink's policy is to expense physician guarantees as payments are made on such guarantees and during the three and six months ended December 31, 2002 expensed $402 and $957, respectively, of physician guarantees.

         At December 31, 2002, we had outstanding long-term debt of $24,130, of which $18,888 was incurred in connection with our purchase on February 1, 2001 of our six existing community hospitals and related businesses, $5,134 was outstanding under the term loan, and $108 related to capital leases. At such date, our debt included a seller financed balloon note of $17,435 and a seller financed zero coupon note of $1,453. The purchase agreement for the six hospitals provided for an adjustment to the balloon and zero-coupon notes to the extent working capital at the purchase date was greater or less than an agreed upon amount. In December 2002, SunLink and the seller agreed to a working capital settlement that reduced the balloon note by $350, extended to August 1, 2003 the date that interest payable on the balloon note may be paid in PIK notes and reduced the zero coupon note by $350. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above , the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and we presently intend to issue PIK notes for interest due through August 1, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to November 30, 2002 totaling $2,749 and the interest accrued through December 31, 2002 of $142 has been included in the principal amount of the balloon note at December 31, 2002. The zero coupon note is due January 31, 2004, has a face amount of $1,650, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement.

         Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989, and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at December 31, 2002 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

         We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. As noted above, our current sources of liquidity are our $8,000 revolving credit facility, our $6,000 Mountainside Financing Facility related to the hospital being constructed in Jasper, Georgia and cash generated from our community hospital operations. Availability under the revolving credit facility is based upon the level of our receivables. The current availability at December 31, 2002 of approximately $6,800 could be adversely affected by, among other things, decreases in receivables due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses), or by changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

IMPACT OF POTENTIAL MERGER OF HEALTHMONT ON LIQUIDITY AND CAPITAL RESOURCES

         If we complete the proposed merger of HealthMont, we expect to assume approximately $9,800 in HealthMont senior debt consisting of a senior credit facility of approximately $8,900 and capital leases, primarily for equipment, of approximately $900. Subject to a number of conditions, HealthMont has obtained the consent of its senior lender to our proposed merger of HealthMont and the modification of certain terms of HealthMont's senior credit facility, which include a principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt to August 31, 2005. Post merger, the remaining senior credit facility is expected to be comprised of term loans of approximately $5,000 with interest at prime plus 2% per annum and revolving credit loans of approximately $3,900 with interest at prime plus
1 1/2%.

         Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont's revolving credit loans. Subject to completion of the merger, we have agreed that if the merger is completed and, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors up to 350,000 of the SunLink common shares in full satisfaction of HealthMont's reimbursement obligations under the letters of credit.

         In connection with the proposed merger of HealthMont, we will enter into a $3,000, 3-year, secured term loan with a private lender. The proceeds of such loan will be used primarily for working capital, including to repay $600 of HealthMont's senior debt at closing and to pay certain transaction costs. The loan will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

CERTAIN CAUTIONARY STATEMENTS

         In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results , performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

- general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospitals;

-        the competitive nature of the U.S. community hospitals;

-        demographic changes in areas where we operate hospitals;

- the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

-        changes in accounting principles generally accepted in the U.S.; and,

- fluctuations in the market value of equity securities including SunLink common stock;

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

Liabilities, Claims and Obligations

- claims under leases, guarantees, and other obligations relating to discontinued operations, including sold facilities, retained acquired subsidiaries and former subsidiaries;

- potential adverse consequences of known and unknown government investigations;

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

- possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink's healthcare services including the payment arrangements and terms of managed care agreements;

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

- other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the potential merger with HealthMont; and,

- competition in the market for acquisition of hospitals and healthcare facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC, and as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2002, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

         In January 2002, the SEC issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The following is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

         We have identified the following as accounting policies critical to us:

         Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of this subsection.

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

         Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all of the Company's receivables result from providing healthcare services to hospital facility patients. The Company's calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to provide the allowance for doubtful accounts.

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

         In connection with our acquisition of our existing six hospitals, we assumed responsibility for professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. As a component of the related liability for professional liability risks, we have included the premiums related to the estimated cost of insurance for claims incurred, but not reported, prior to the acquisition date.

         We self-insure for workers' compensation and employee health risks. The estimated liability for workers' compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. We accrue an estimate of losses resulting from workers' compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon historical loss patterns.

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

         Income Taxes - We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally considers all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. Currently, the most significant tax asset is a U.S. net operating loss carryforward of approximately $6,300, utilization of which is subject to limitations imposed by
Section 382 of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for all financial statements of periods ending after December 15, 2002. The disclosure requirement of this Interpretation cover the guarantee by a U.K. subsidiary of SunLink with respect of Beldray's obligations under a lease covering a portion of Beldray's manufacturing location. The new disclosure requirements are included in the Discontinued Operations footnote of the SunLink December 31, 2002 financial statements included in this report on form 10-Q.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures to both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement requires new disclosures about the effect of stock-based compensation on reported results and also requires those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently assessing the impact on its financial statements of this new standard.

RELATED PARTY TRANSACTIONS

         Two directors of SunLink are members of two different law firms, each of whom provide services to SunLink. We have paid $310 for legal services to these law firms in the six months ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate changes, primarily as a result of borrowing under the revolving portion of our credit facility. No borrowing was outstanding on the revolving facility at December 31, 2002. No action has been taken to cover interest rate market risk, and we are not a party to any interest rate market risk management activities.

ITEM 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures - Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made to them by others within those entities.

         (b) Changes in internal controls - There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 22, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Robert M. Thornton, Jr., Karen B. Brenner, C. Michael Ford and Howard E. Turner were elected to two year terms of office expiring at the Annual Meeting of Shareholders in 2004. 4,660,423 shares were voted in favor of electing Mr. Thornton and 21,544 shares were withheld. 4,676,064 shares were voted in favor of electing Ms. Brenner and 5,903 shares were withheld. 4,678,803 shares were voted in favor of electing Mr. Ford and 3,164 shares were withheld. 4,678,803 shares were voted in favor of electing Mr. Turner and 3,164 shares were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         99.1  -  Chief Executive Officer's Certificate pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2  -  Chief Financial Officer's Certificate pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K - On October 15, 2002, the Company filed a report on Form 8-K reporting under "Item 5. Other Events", that on October 15, 2002, the Company and HM Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger with HealthMont, Inc., a Tennessee corporation ("HealthMont"), providing for the merger of HealthMont with and into the Merger Sub.

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



Dated:   February 13, 2003

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of the Registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    Date:  February 13, 2003



                                    /s/ Robert M. Thornton, Jr.
                                    ------------------------------
                                    Robert M. Thornton, Jr.
                                    President and Chief Executive Officer

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of the Registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             Date:  February 13, 2003


                                             /s/ Joseph T. Morris
                                             -------------------------
                                             Joseph T. Morris
                                             Chief Financial Officer