Form 10-Q
period 2003-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2003-05-20
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes    ☒  No    ☐

The number of Common Shares, without par value, outstanding as of May 19, 2003 was 5,017,592.

In connection with the registration statement on Form S-4 that we filed as part of our proposed acquisition of HealthMont, Inc., we have received comments from the staff of the Division of Corporation Finance of the Securities and Exchange Commission. The comments which were received in the course of the SEC’s routine review of our registration statement covered the registration statement and the documents incorporated by reference in the registration statement, including our annual report on Form 10-K for the year ended June 30, 2002. We have had informal discussions with the staff concerning one particular comment relating to the accounting for our February 1, 2001 acquisition of six community hospitals and related businesses (the “Netcare Acquisition”).

In connection with the Netcare Acquisition, we assumed a liability for incurred but not reported (“IBNR”) professional liability claims of the acquired hospitals that related to periods prior to the acquisition. We recorded this liability of approximately $2,000 as part of the purchase price. The liability was comprised of the actual and estimated cost of “tail” insurance premiums for the pre-acquisition claims coverage plus the estimated liability for the deductible and self-insured retention relating to these insurance policies.

We are in continuing discussions with the staff in order to fully respond to their remaining comment. We currently do not expect to change our accounting for the IBNR accrual related to the Netcare Acquisition; however, the staff may have additional comments that could affect our accounting for such transaction or the disclosure contained in this quarterly report and in previous filings.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	June 30, 2002
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,760	$5,719
Receivables—net	11,982	10,857
Medical supplies	1,855	1,774
Prepaid expenses and other	1,812	1,212

Total Current Assets	17,409	19,562
Property, Plant and Equipment, At Cost	39,970	30,457
Less accumulated depreciation and amortization	2,718	1,861

Property, Plant and Equipment—Net	37,252	28,596
Other Assets	1,059	413

Total Assets	$55,720	$48,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,808	$3,988
Revolving advances	3,723	—
Third-party payor settlements	4,852	5,088
Current maturities of long-term debt	2,506	940
Accrued expenses	7,209	6,331
Net current liabilities of discontinued operations	164	164

Total Current Liabilities	24,262	16,511
Long-Term Liabilities:
Long-term debt	22,665	23,281
Noncurrent liability for professional liability risks	1,238	1,151
Noncurrent liabilities of discontinued operations	1,496	1,673

Total Long-term Liabilities	25,399	26,105
Commitments and Contingencies
Shareholders' Equity:
Common shares, without par value:
Issued and outstanding, 4,998 at March 31, 2003 and June 30, 2002	2,499	2,499
Additional paid-in capital	3,628	3,628
Common share warrants	40	—
Retained earnings	259	167
Accumulated other comprehensive loss	(367)	(339)

Total Shareholders' Equity	6,059	5,955

Total Liabilities and Shareholders' Equity	$55,720	$48,571

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2003	2002	2003	2002
Net Revenues	$25,728	$22,232	$73,204	$65,371
Cost of Patient Service Revenues:
Salaries, wages and benefits	11,898	10,104	34,041	31,606
Provision for bad debts	3,093	2,401	8,413	7,792
Supplies	3,098	2,559	8,559	7,316
Purchased services	1,972	1,950	5,709	5,596
Other operating expenses	3,277	3,248	9,697	8,929
Rent and lease expense	577	542	1,673	1,598
Depreciation and amortization	352	277	1,070	894
Asset impairment charge	—	—	1,562	—
Gain on sale of property and equipment	—	(10)	—	(339)

Cost of patient service revenues	24,267	21,071	70,724	63,392

Operating Profit	1,461	1,161	2,480	1,979
Other Income (Expense):
Interest expense	(734)	(829)	(2,075)	(2,232)
Interest income	1	18	41	37
Merger expenses	—	—	(411)	—

Earnings (Loss) From Continuing Operations before Income Taxes	728	350	35	(216)
Income Tax Expenses	70	—	229	—

Earnings (Loss) From Continuing Operations	658	350	(194)	(216)
Discontinued Operations:
Earnings (Loss) from operations of Life Sciences and Engineering Segment	(15)	(8)	(45)	823
Earnings on disposal of Housewares Segment	—	—	331	170

Earnings (Loss) from Discontinued Operations	(15)	(8)	286	993

Net Earnings (Loss)	$643	$342	$92	$777

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.13	$0.07	$(0.04)	$(0.04)

Diluted	$0.13	$0.06	$(0.04)	$(0.04)

Net Earnings:
Basic	$0.13	$0.07	$0.02	$0.16

Diluted	$0.12	$0.06	$0.02	$0.16

Weighted-Average Common Shares Outstanding:
Basic	5,000	4,976	4,998	4,976

Diluted	5,257	5,476	4,998	4,976

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED March 31,
	2003	2002
Net Cash Provided by Operating Activities	$3,047	$1,532
Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(10,756)	(3,255)
Proceeds from sale of LTS Holdings preferred stock	—	850
Proceeds from sale of property, plant and equipment	—	1,873

Net Cash Used in Investing Activities	(10,756)	(532)
Cash Flows From Financing Activities:
Proceeds from term loans	700	6,000
Proceeds from revolving advances, net	3,723
Payments of term loans	(673)	(209)
Payment of short-term debt	—	(4,000)

Net Cash Provided by Financing Activities	3,750	1,791
Effect of Exchange Rate Changes on Cash	—	4

Net Increase (Decrease) in Cash and Cash Equivalents	(3,959)	2,795
Cash and Cash Equivalents at Beginning of Period	5,719	3,499

Cash and Cash Equivalents at End of Period	$1,760	$6,294

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest, net of amounts capitalized	$109	$321

Income taxes	$84	$—

Noncash Investing and Financing Activities:
Long-term debt issued as payment-in-kind for interest payable	$807	$743

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003

(dollars in thousands, except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2003 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of community hospitals in the United States. In February 2001, SunLink acquired its existing hospitals and began healthcare operations. Through its subsidiaries, SunLink operates a total of six community hospitals in four states. Five of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 333 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its six existing hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2003, SunLink concentrated its efforts on the operation and improvement of its six hospitals and, as discussed in Note 3, the potential acquisition of HealthMont, Inc., but continued to evaluate certain hospitals which were for sale and reviewed selected hospitals which SunLink determined might become available for sale.

Note 3. – Potential Acquisition of HealthMont, Inc.

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

On January 30, 2003, SunLink received a letter from HealthMont purporting to conclude that a sale offer HealthMont received from a third party was a superior proposal within the terms of the merger agreement. Although the merger agreement remained in full force and effect, capitalized costs of $411 relating to the merger through December 31, 2002 were expensed in the quarter ended December 31, 2002 because at that time SunLink could no longer determine that it was probable that the HealthMont merger would be completed.

On March 24, 2003, SunLink and HealthMont announced the merger agreement had been amended and modified. SunLink and HealthMont agreed to extend the merger agreement through June 30, 2003. SunLink also agreed to extend a loan to HealthMont of up to $1,100, of which $600 was loaned on March 24, 2003 to allow HealthMont to repay senior debt of approximately $600 in connection with the sale on March 24, 2003 of its hospital in San Benito, Texas, (which SunLink is not acquiring). Additionally, on that date, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement expiring on August 31, 2003 for a fee of $80 per month. A commitment for a proposed $3,000, 3 year secured term loan to SunLink was modified in connection with the amended merger agreement to allow SunLink to borrow up to $700 prior to the closing of the merger. Such amount was borrowed in March 2003 through the sale of $700 of SunLink notes and was used as partial funding for SunLink’s $1,100 loan to HealthMont. The remaining $2,300 loan commitment will be used for payment of certain transaction costs and for working capital needs. The notes bear and the remaining borrowing will bear an interest rate of 15% per annum. The notes require and the remaining borrowing will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share, of which 17,500 warrants were issued in March 2003 in connection with the $700 term loan.

Under the terms of the amended merger agreement, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. However, because SunLink received warrants to purchase 135,000 HealthMont shares in connection with the working capital loan to HealthMont, the exchange ratio is expected to decline slightly, such that each HealthMont shareholder is expected to receive one common share of SunLink for each 5.5249 HealthMont shares (approximately 0.1810 of a common share of SunLink for each share of HealthMont), or a total of approximately 1,131,000 SunLink common shares.

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

In connection with the transaction, SunLink also currently would assume HealthMont’s debt, currently approximately $10,200. Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed merger of HealthMont with SunLink and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Upon completion of the merger, HealthMont’s senior lender would hold warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lendor. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink would also pay to such letter of creditor obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit in effect.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations expected to be assumed, plus currently estimated transaction costs, the price to SunLink of the transaction would be approximately $14,500.

On January 29, 2003, SunLink filed its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission for a special shareholders’ meeting to vote on the proposed merger. On April 25, 2003, SunLink filed an amendment to its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission.

Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by the shareholders of both SunLink and HealthMont and modification of the terms of HealthMont’s existing senior debt or availability to SunLink of alternative financing.

The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,200, as reported by HealthMont for the twelve months ended March 31, 2002. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont’s corporate staff and offices in connection with the merger.

Upon consummation of the merger, the board of directors of SunLink intends to elect Gene Burleson, a current HealthMont director, to the unexpired term of Ronald J. Vannuki, who would step down from the Company’s board. SunLink also has agreed to nominate Mr. Burleson for election by its shareholders to a two-year term on its board of directors at its 2003 Annual Meeting.

Note 4. – Accounting for Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions, an interpretation of APB Opinion No. 25”, to account for its share option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common shares on the date of the grant exceeds the exercise price. Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and adopted the disclosure requirements of SFAS No. 123.

The Company also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure” (“SFAS No. 148”) issued in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change fair value method of accounting for stock-based compensation, and requires disclosure about the method used and the effect of the method on used on reported results . Under SFAS No. 148, stock-based compensation disclosures must be included in the summary of significant accounting polices, and made both quarterly and annually.

The table below illustrates the effect on net income attributable to common shareholders if the fair value-based method had been applied to employee stock benefits.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net earnings attributable to common shareholders:
As reported:	$643	$342	$92	$777
Less: total stock-based employee compensation determined under the fair value based method for all awards, net of income tax effects	(41)	(38)	(120)	(113)

Pro forma net earnings (loss)	$602	$304	$(28)	$664

Net earnings (loss) per share attributable to common shareholders:
Basic:
As reported	$0.13	$0.07	$0.02	$0.16

Pro forma	$0.12	$0.06	$(0.01)	$0.13

Diluted:
As reported	$0.12	$0.06	$0.02	$0.16

Pro forma	$0.11	$0.06	$(0.01)	$0.13

Note 5. – Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 effective January 1, 2003. For the three months ended March 31, 2003, there was no material impact of adopting SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 effective January 1, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial condition or results of operations. The disclosure requirements in FIN No. 45 are effective for all financial statements periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS

No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and effective December 15, 2002 adopted the disclosure provisions of SFAS No. 148 (see Note 4 – “Accounting for Stock-Based Compensation”, above). The adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. Additionally, FIN 46 requires additional disclosures for any Company with any interest in a VIE regarding the nature, purpose, size, and activities of the VIE and the Company’s maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after that date. The Company believes the adoption of this interpretation will not have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 6. – Receivables – net

	March 31,	June 30,
	2003	2002
Patient accounts receivable (net of allowances)	$17,670	$16,269
Less allowance for doubtful accounts	(6,036)	(5,648)

Patient accounts receivable, net	11,634	10,621
Other accounts receivable	348	236

Receivables—net	$11,982	$10,857

Net revenues included $898 and $43 for the nine months ended March 31, 2003 and 2002, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues decreased by $383 during the nine months ended March 31, 2003 due to a payment in settlement of a Medicaid indigent care issue.

Note 7. – Impairment of Long-Lived Asset

The Company is currently building a new hospital in Jasper, Georgia, which will replace its existing Mountainside Medical Center hospital. The new hospital is scheduled to begin operations in May 2003. During the nine months ended March 31, 2003, SunLink determined that the carrying value of the Mountainside Medical Center hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write the hospital and the medical office center down to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated cash flows generated by these uses.

Note 8. – Discontinued Operations

Housewares Segment – SunLink sold its former U.K. housewares subsidiary, Beldray Limited (“Beldray”), on October 5, 2001 for nominal consideration. In June 2001, SunLink announced its intent to dispose of Beldray as a consequence of SunLink’s decision to redirect its business strategy toward acquisitions of community hospitals in the U.S. Due to the poor operating performance of Beldray, its high capital expenditure requirements, and its negative cash flow, the offer by, and subsequent sale of Beldray to, Beldray’s management for nominal consideration was the best offer for Beldray that SunLink received. For the nine months ended March 31, 2003, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported as a gain on the disposal of the housewares segment. This capital loss carry-back resulted from carrying-back capital losses on SunLink’s investment in Beldray against capital gains of earlier years. For the nine months ended March 31, 2002, a gain of $170 resulted from realized currency gains on certain transactions and adjustments to the foreign currency translation adjustment component of SunLink’s shareholders’ equity related to the housewares segment. Revenues of Beldray were $6,098 for the nine months ended March 31, 2002.

Life Sciences and Engineering Segment – On November 5, 2001, the Company sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. to LTS Holdings Inc. for $850 cash. The Company acquired the senior preferred stock in November 1999 in connection with the sale of its interest in Wyle to LTS Holdings, Inc. Earnings from discontinued operations of this segment of $823 for the nine months ending March 31, 2002 is composed of a gain on the sale of the shares of $846 partially offset by pension expense of $23.

Industrial Segment – In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Noncurrent liabilities of discontinued operations at March 31, 2003 and June 30, 2002 of $427 and $637, respectively, relate to the industrial segment.

Noncurrent liabilities of discontinued operations at March 31, 2003 include $1,068 relating to the housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. The reserve for the subsidiary’s obligation under the Beldray lease is based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost, including lease payments, to satisfy the lease obligation. The guarantee runs through March 2019 and was made by the U.K. subsidiary of SunLink for Beldray’s lease obligation when Beldray was owned by the subsidiary. The maximum potential obligation of SunLink’s subsidiary under the guarantee would be approximately $8,000. A currently inactive U.K. subsidiary of SunLink has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions.

Over the past thirteen years SunLink has discontinued operations with respect to its following business segments: former industrial, U.K. leisure marine, U.S. life sciences and engineering,

U.K. child safety and U.K. housewares segments. Reserves for losses relating to discontinued operations of these segments represent SunLink’s best estimate of the possible liability for property, product liability, and other claims for which it may incur liability. These estimates are based on SunLink’s judgments using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain of its product liability exposure and may continue to purchase such insurance if available at commercially reasonable rates. While SunLink has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. Based on an evaluation of information currently available and consultation with legal counsel, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

Note 9. – Long-Term Debt

	March 31, 2003	June 30, 2002
Senior subordinated note, net of unamortized discount of $1,980 and $2,278	$17,973	$16,856
Senior subordinated zero coupon note, net of unamortized discount of $154 and $339	1,496	1,661
Term loan	4,904	5,577
Acquisition term loan	700
Other	98	127

	25,171	24,221
Less current maturities	(2,506)	(940)

	$22,665	$23,281

In connection with the acquisition of SunLink’s six existing hospitals, SunLink Healthcare Corp. (“SHC”), a wholly owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The purchase agreement for the six hospitals included a provision for a potential adjustment to the purchase price to the extent it was determined working capital at the purchase date was greater or less than an agreed-upon amount. In December 2002, SHC and the seller agreed to a working capital settlement that reduced the senior subordinated note by $350, extended the date that interest payable on the senior subordinated note may be paid in additional promissory notes to August 1, 2003, and reduced the senior subordinated zero coupon note by $350. The adjustments to the notes have been accounted for as a reduction in the purchase price and have been allocated to reduce the basis of long-lived assets acquired. A cumulative adjustment for interest expense recorded for these two notes from February 1, 2001 to December 31, 2002 reduced interest expense by $134 for the nine months ended March 31, 2003.

The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $2,749 for interest from February 1, 2001 through December 31, 2002 have been issued and the accrued interest payable at March 31, 2003 of $554 is included in the senior subordinated note. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance, therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note, adjusted for the reduction in the principal amount in December 2002, was $2,873.

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

The discounts on the long-term debt were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debts instrument using the effective interest method. For the three months ended March 31, 2003 and 2002, amortization expense was recognized on the discounts of $168 and $144, respectively, and for the nine months ended March 31, 2003 and 2002, of $497 and $427, respectively.

The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SHC grant to the lender a security interest in, and mortgage on, collateral consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions.

On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provides borrowing capacities of approximately $7,600 at March 31, 2003. Borrowings under the revolving line of credit was $3,723 at March 31, 2003. The revolving line of credit is secured by the patient accounts receivable of SHC. The net proceeds from the secured term loan of $5,800 ($6,000 secured term loan less $200 costs and fees) are being used for working capital and to fund a portion of SunLink’s hospital capital projects which include a new replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC’s real and personal property, except for patient accounts receivables, as well as the capital stock owned by SHC and its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan.

SunLink has funded the construction costs for the replacement of its Mountainside Medical Center in Jasper, Georgia, from the term loan, revolving credit facility and internal funds. The replacement facility is currently under construction and is scheduled to open in May 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the “Mountainside Financing Facility”) to provide financing for the replacement hospital. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At March 31, 2003, SunLink had not borrowed under the Mountainside Financing Facility but has $2,597 borrowed under this facility through May 14, 2003.

Under the Mountainside Financing Facility, the construction loan may be converted to a 20-year mortgage loan three months after completion of construction, subject to certain conditions. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by the hospital subsidiary.

In connection with the potential merger with HealthMont, SunLink has obtained a commitment for a $3,000, 3 year, secured term loan with an interest rate of 15%. On March 21, 2003, this commitment was modified and SunLink borrowed $700 prior to the closing of the merger to be used as partial funding for the $1,100 loan by SunLink to HealthMont. The $700 was borrowed through the sale of SunLink’s 15% notes due March 2006.

Note 10. – Income Taxes

Income tax expense of $70 was recorded for the three months ended March 31, 2003, resulting from a $7 federal tax benefit and $77 state tax expense. For the nine months ended March 31, 2003, income tax expense of $229 was recorded resulting from $61 federal tax expense and $168 state tax expense. SunLink had a federal net operating loss carryforward of approximately $6,800 at March 31, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax assets (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. No income tax expense was provided in the three and nine months ended March 31, 2002 due to the loss before taxes for the nine months ended March 31, 2002.

Note 11. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Net earnings:	$643	$342
Other comprehensive
Income net of tax:
Change in equity due to:
Foreign currency
Translation adjustments	19	55

Comprehensive earnings	$662	$397

	Nine Months Ended
	March 31, 2003	March 31, 2002
Net earnings:	$92	$777
Other comprehensive
Income net of tax:
Change in equity due to:
Foreign currency
Translation adjustments	(28)	(95)

Comprehensive earnings	$64	$682

Note 12. - Commitments and Contingencies

As discussed in Note 8. – “Discontinued Operations”, among other things, a U.K. subsidiary of SunLink remains contingently liable as guarantor of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location.

Reserves relating to discontinued operations represent management’s best estimates of the potential liabilities of discontinued operations. While SunLink has based its estimates on its evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. Based on an evaluation of information currently available and consultation with legal counsel, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

As of March 31, 2003, SunLink had future commitments for capital expenditures of approximately $5,050 relating to the new Jasper, Georgia hospital. Subject to internal approval of specific capital items and the availability of funds, SunLink expects to spend approximately $250 in expenditures during the remaining three months of the fiscal year ending June 30, 2003, primarily for new and replacement equipment in addition to expenditures for the new hospital.

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

Contractual obligations, commitments and contingencies related to long-term debt, noncancellable operating leases and physician guarantees at March 31, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$2,506	$2,110	$2,155
2 years	1,109	1,636	781
3 years	1,920	902	200
4 years	19,288	269
5 years	348	60
More than 5 years	—	3,294

	$25,171	$8,271	$3,136

At March 31, 2003, SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the three and nine months ended March 31, 2003, SunLink expensed $359 and $1,316, respectively, related to physician guarantees.

Note 13. - Subsequent Events

SunLink announced on April 28, 2003 that its subsidiary, Dexter Hospital, Inc., and the Dexter Community Regional Healthcare Foundation have extended the existing lease on Missouri Southern Healthcare Center through March 2019. The lease extension provides for the same terms as the original lease entered into in 1999. Missouri Southern Healthcare Center is a 50-bed hospital in Dexter, Missouri, which has been operated by SunLink’s subsidiary under an operating lease since its acquisition by SunLink in 2001.

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

On March 24, 2003, SunLink announced the merger agreement had been amended and modified. SunLink and HealthMont agreed to extend the merger agreement through June 30, 2003. SunLink also agreed to extend a loan to HealthMont of up to $1,100, of which $600 was loaned on March 24, 2003 to allow HealthMont to repay senior debt of approximately $600 in connection with the sale on March 24, 2003 of its hospital in San Benito, Texas, (which SunLink is not acquiring). Additionally, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals on that date under a management agreement expiring August 31, 2003 for a fee of $80 per month. A commitment for a proposed $3,000, 3 year secured term loan to SunLink with a lender was modified in connection with the amended merger agreement to allow SunLink to borrow up to $700 prior to the closing of the merger. Such amount was borrowed in March 2003 through the sale of $700 of SunLink notes and used as partial funding for SunLink’s $1,100 loan to HealthMont. The remaining $2,300 loan commitment will be used for payment of certain transaction costs and for working capital. The notes bear and the remaining borrowing will bear interest at 15% per annum and the notes require and remaining borrowing will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share, of which 17,500 warrants were issued in March 2003 in connection with the $700 term loan.

Under the terms of the amended merger agreement, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. However, because SunLink has received warrants to purchase 135,000 HealthMont shares in connection with the working capital loan to HealthMont, the exchange ratio is expected to decline slightly, such that each HealthMont shareholder is expected to receive one common share of SunLink for each 5.5249 HealthMont shares (approximately 0.1810 of a common share of SunLink for each share of HealthMont), or a total of approximately 1,131,000 common shares of SunLink.

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

In connection with the transaction, SunLink also currently would assume HealthMont’s debt, currently approximately $10,200. Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed merger of HealthMont with SunLink and the modification of certain terms of HealthMont’s senior debt, including the principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt to

August 31, 2005. Upon completion of the merger, HealthMont’s senior lender would hold warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 of SunLink’s common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink would also pay to such letter of creditor obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations expected to be assumed, plus currently estimated transaction costs, the price to SunLink of the transaction would be approximately $14,500.

On March 24, 2003, SunLink, HealthMont and various other persons entered into a series of transactions, including the amendment to the merger agreement, the divestiture by HealthMont of its hospital in San Benito, Texas, the entry by SunLink and HealthMont into the loan and management agreements, the repayment by HealthMont of $600 of debt attributable to its former hospital in San Benito, Texas, and the sale by SunLink of $700 of its 15% notes due 2006.

Completion of the merger is subject to a number of conditions, including regulatory approvals, approval of the transaction by the shareholders of both SunLink and HealthMont, and modification of the terms of HealthMont’s existing senior debt or availability to SunLink of alternative financing.

The unaudited net revenues of the two HealthMont facilities to be acquired through the merger were approximately $28,200, as reported by HealthMont for the twelve months ended March 31, 2002. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont’s corporate staff and facilities in connection with the merger.

Financial Summary

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2003	2002	2003	2002
Net revenues	$25,728	$22,232	$73,204	$65,371
Cost of patient service revenues	(24,267)	(21,071)	(70,724)	(63,392)

Operating profit	1,461	1,161	2,480	1,979
Merger expenses	—	—	(411)	—
Interest expense	(734)	(829)	(2,075)	(2,232)
Interest income	1	18	41	37

Earnings (Loss) from Continuing Operations Before Income Taxes	$728	$350	$35	$(216)

Admissions	2,132	1,956	5,830	5,244

Equivalent Admissions	4,596	4,397	13,691	12,391

Surgeries	1,049	944	3,137	2,709

Revenue per Equivalent Admissions	$5,598	$5,057	$5,347	$5,276

Equivalent admissions – Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation seeks to equate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general measure of combined inpatient and outpatient volume.

Results of Operations

All of our net revenues are from our U.S. community hospital segment which was acquired February 1, 2001. For information regarding an SEC review of certain matters related to such acquisition, see the explanatory note set forth immediately prior to Item 1 of this Form 10-Q. The operations of our former U.K. housewares business segment, which was disposed of on October 5, 2001, are reported in discontinued operations for the three and nine months ended March 31, 2002.

Net revenues for the quarter ended March 31, 2003 were $25,728 with a total of 4,596 equivalent admissions and revenues per equivalent admission of $5,598 compared to net revenues of $22,232, a total of 4,397 equivalent admissions and revenues per equivalent admission of $5,057 for the quarter ended March 31, 2002. The 15.7% increase in net revenues for the quarter ended March 31, 2003 was due to a 4.5% increase in equivalent admissions and a 10.7% increase in revenue per equivalent admission. The increase in equivalent admissions was a result of a 9.0% increase in inpatient admissions and an 11.1% increase in total surgeries. Net outpatient service revenues increased $390 to $11,394, for the current year quarter but decreased to 44.3% of net revenues from 49.5% last year.

Net revenues for the nine months ended March 31, 2003 were $73,204, with a total of 13,691 equivalent admissions and revenues per equivalent admission of $5,347 compared to net revenues of $65,371, a total of 12,391 equivalent admissions and revenues per equivalent admissions of $5,276 for the nine months ended March 31, 2002. The 12.0% increase in net revenues in the current year was due to a 10.5% increase in equivalent admissions and $898 for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues were decreased by $383 during the nine months ended March 31, 2003 due to a payment in settlement of a Medicaid indigent care issue. The 12.0% increase in net revenues was greater than the 10.5% increase in equivalent admissions. This results from a decrease in net out-patient service revenues from 48.6% in the nine months ended March 31, 2002 to 47.3% of net revenues in the current year for the same nine month period. Total surgeries increased 15.8% in the nine months ended March 31, 2003 compared to the same period last year.

Net outpatient service revenues for the quarter ended March 31, 2003 were $11,394 or 44.3% of total net revenues, an increase of 3.5% from the quarter ended March 31, 2002 when SunLink had net outpatient service revenues of $11,004 or 49.5% of total net revenues for that quarter. For the nine months ended March 31, 2003, net outpatient service revenues were $34,614 or 47.3% of total net revenues for the period compared to $31,749 or 48.6% of total net revenues for the same period last year.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the current year. We added 13 net new doctors during the year ended June 30, 2002 and 15 net new doctors during the nine months ended March 31, 2003. We also have expended approximately $5,700 for capital expenditures to upgrade services and facilities since the acquisition on February 1, 2001. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions, equivalent admissions and surgeries for the three and nine months ended March 31, 2003 compared to the same period last year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The sources of the increase in the net revenues for the first nine months of our fiscal year were primarily revenues from Medicare, Medicaid and commercial patients while net revenues from private patients were relatively unchanged.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Three months Ended March 31,
	2003	2002
Source
Medicare	50.4%	51.6%
Medicaid	14.0%	13.8%
Self pay	6.7%	7.2%
Commercial Insurance & Other	28.9%	27.4%

	100.0%	100.0%

	Nine months Ended March 31,
	2003	2002
Source
Medicare	48.9%	48.5%
Medicaid	14.3%	13.3%
Self pay	7.4%	8.0%
Commercial Insurance & Other	29.4%	30.2%

	100.0%	100.0%

Cost of patient service revenues, including depreciation, were $24,267 and $21,071 for the quarters ended March 31, 2003 and 2002, respectively, and $70,724 and $63,392 for the nine months ended March 31, 2003 and 2002, respectively.

	Cost of Patient Service Revenues as % of Net Revenues Three Months Ended March 31,
	2003	2002
Salaries, wages and benefits	46.2%	45.4%
Provision for bad debts	12.0%	10.8%
Supplies	12.0%	11.5%
Purchased services	7.7%	8.8%
Other operating expenses	12.7%	14.6%
Rent and lease expense	2.2%	2.4%

	Cost of Patient Service Revenues as % of Net Revenues Nine Months Ended March 31,
	2003	2002
Salaries, wages and benefits	46.5%	48.3%
Provision for bad debts	11.5%	11.9%
Supplies	11.7%	11.2%
Purchased services	7.8%	8.6%
Other operating expenses	13.2%	13.7%
Rent and lease expense	2.3%	2.4%

Salaries, wages and benefits expense increased as a percentage of net revenues for the current quarter due to higher employee health insurance claims. Salaries, wages and benefits expense decreased as a percentage of net revenues for the nine month period due to the increased net revenues. The provision for bad debts was 12.0% of net revenues in the quarter ended March 31, 2003, an increase of 1.2% of net revenues from the prior year, due to increased self-pay and commercial payers net revenues and decreased Medicare net revenues as a percentage of total net revenues. For the nine months ended March 31, 2003, the provision for bad debts was 11.5% of net revenues, a decrease of 0.4% due to the decrease in self-pay and commercial payers net revenues as a percentage of total net revenues. Supplies expense increased slightly as a percentage of net revenues in the current year due to an 11.1% increase in total surgeries for the three months and a 15.7% increase in total surgeries for the nine months. The decrease in other operating expenses as a percent of net revenue in the current year reflects the increased net revenues.

SunLink expensed previously capitalized costs of $411 through December 31, 2002 relating to the possible merger with HealthMont. Such costs were expensed in the second fiscal quarter of 2003 because at that time SunLink could not determine that it was probable that the HealthMont merger would be completed. Subsequently, the amended merger agreement was executed and management believes it is now probable that the merger will be completed, thus no further merger expenses have been expensed. Additional merger costs of $179 have been capitalized during the quarter ended March 31, 2003.

The Company is currently building a new hospital in Jasper, Georgia, which will replace its existing Mountainside Medical Center hospital. The new hospital is scheduled to begin operations in May 2003. During the nine months ended March 31, 2003, SunLink determined that the carrying value of the Mountainside Medical Center hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded in the nine months ended March 31, 2003 to write down the hospital and medical office building to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated cash flows generated by these uses. After the new hospital begins operations, it is anticipated that the medical office building will be retained and continue to be leased to medical practitioners but the old hospital will be held for sale.

Interest expense was $734 and $829 for the three months ended March 31, 2003 and 2002, respectively and $2,075 and $2,232 for the nine months ended March 31, 2003 and 2002, respectively. The decrease in the current year three months was due to lower debt balances of the DVI term loan, senior subordinated note and the senior subordinated zero coupon note. The decrease in the current year nine months results was due to an adjustment of $134 to decrease interest expense as a result of the reduction of the principal amounts of the senior subordinated note and the senior subordinated zero coupon note in December 2002. The two notes were issued in connection with the acquisition of SunLink’s six existing hospitals in February 2001. In December 2002, settlement of working capital purchased with the acquisition resulted in the reduction of the principal of the two notes retroactive to February 2001, which resulted in the $134 decrease to interest expense. Cash interest paid during the nine months ended March 31, 2003 was $466, including $357 of interest capitalized in property, plant and equipment.

We recorded an income tax expense of $70 ($7 federal tax benefit and $77 state tax) for the three months ended March 31, 2003. For the nine months ended March 31, 2003, we recorded income tax expense of $229 ($61 federal tax and $168 for state tax). For the nine months ended March 31, 2003, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported as a gain on the disposal of our former housewares segment. This capital loss carry-back resulted from carrying-back capital losses on SunLink’s investment in Beldray against capital gains of earlier years. We had a net operating loss carryforward for federal income tax purposes of approximately $5,700 at March 31, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year and federal income tax expense results. We have provided a valuation allowance for the entire amount of our deferred tax assets (the majority of which is the net operating loss carryforward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that none of the deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. We recorded no income tax expense in the three and nine months ended March 31, 2002 due to the loss before tax for such prior periods.

Earnings from continuing operations were $658 ($0.13 per fully diluted share) in the quarter ended March 31, 2003 compared to earnings from continuing operations of $350 ($0.06 per fully diluted share) in the comparable quarter last year. The increase in current year earnings resulted from increased net revenues which generated increased operating profit, and decreased interest expense.

The loss from continuing operations of $194 for the nine months ending March 31, 2003 ($0.04 per fully diluted share) compared to a loss from continuing operations of $216 ($0.04 per fully diluted share) last year. The current year loss from continuing operations resulted from the $1,562 asset impairment charge and the expensing of $411 of costs related to the HealthMont merger.

The net earnings of $ 643 ($0.12 per fully diluted share) for the three months ended March 31, 2003 compared to net earnings of $342 ($0.06 per fully diluted share) for the three months ended March 31, 2002. The net loss for the nine months ended March 31, 2003 of $92 ($0.02 per share) compares to net earnings of $777 ($0.16 per fully diluted share) for the prior year nine months.

Liquidity and Capital Resources

We generated $3,047 of cash from operating activities during the nine months ended March 31, 2003 compared to $1,532 generated during the comparable period last year. The cash generated in the current year resulted primarily from cash generated from the non-cash asset impairment charge of $1,562, non-cash depreciation expense of $1,070, non-cash interest expense of $268 and cash generated by increased working capital of $604 less cash interest paid of $457. A portion of the increase in accounts payable for the nine months ended March 31, 2003 that relates to construction costs of $833 are not included in cash flows from operations because it relates to cash flows from investing activities. Increased accounts receivable and other current assets and decreased third-party payor settlements generated a use of cash for the nine month period.

We expended $10,756 for capital improvements at our hospitals during the nine months ended March 31, 2003. This excludes $833 included in accounts payable at March 31, 2003 and subsequently paid in April 2003. In addition to routine capital expenditures of $1,697 during the nine months, primarily for new and replacement equipment, we expended $7,366 for the replacement hospital in Jasper, Georgia and $1,693 for a new emergency room at North Georgia Medical Center in Ellijay, Georgia. We believe attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients. Subject to availability of internally generated funds committed and other financing, we expect to expend approximately $5,300 for capital expenditures during the remaining three months of the fiscal year ending June 30, 2003, approximately $5,050 of which will be used for the replacement hospital in Jasper, Georgia. The total estimated cost of the new Jasper hospital is approximately $15,800, of which approximately $10,750 had been expended as of March 31, 2003. We expect to fund our planned capital expenditures through borrowing under a $6,000 financing facility for the replacement hospital for our existing Mountainside Medical Center, through borrowings under our $8,000 revolving credit facility and with cash generated from continuing operations.

Our primary sources of liquidity are cash from continuing operations and borrowing under our credit facilities. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving credit facility. Our credit facilities include an $8,000 secured revolving line of credit facility which matures December 31, 2004 and a $6,000 secured bank financing facility for the construction of the Jasper replacement hospital. The net proceeds from the term loan in the amount of $5,800 have been used for working capital and to fund a portion of the hospital capital projects which include a replacement hospital in Jasper, Georgia, and a new emergency room in Ellijay, Georgia. At March 31, 2003, the term loan balance was $4,904.

The availability of borrowing under the revolving line of credit facility is based upon, among other things, a borrowing base keyed to the level of the hospital’s receivables. Based upon SunLink’s estimates, the secured line of credit facility provided borrowing capacity of approximately $7,600 at March 31, 2003. Borrowings under the revolving line of credit at March 31, 2003 were $3,723. If the amount or quality of receivables is lower than expected, our borrowing capacity under the secured line of credit facility will also be lower. If SunLink experiences a material adverse change in its business, assets, financial condition, management or operations, or the value of the collateral securing the credit facility, we may be unable to draw on the line of credit facility.

SunLink has funded the construction costs for the replacement hospital for its Mountainside Medical Center in Jasper, Georgia from the term loan and internal funds. The replacement hospital is under construction and scheduled to open in May 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (“the Mountainside Financing Facility”) to provide additional financing for the replacement hospital. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At March 31, 2003, SunLink had not borrowed under the Mountainside Financing Facility, but continued to fund construction costs from its revolving credit agreement. SunLink has borrowed $2,597 under the construction loan through May 14, 2003.

The Mountainside Financing Facility may be converted to a 20-year mortgage loan three months after the completion of construction, subject to certain conditions. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary which owns and operates the Jasper, Georgia hospital.

The debt capacity of our subsidiary, SunLink Healthcare Corp. (“SHC”), which owns the stock of our existing six hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at March 31, 2003, have been able to incur up to approximately $6,373 of additional indebtedness. This does not include any amount relating to the proposed HealthMont merger which is not currently expected to involve SHC.

Contractual obligations related to long-term debt, noncancellable operating leases and physician guarantees at March 31, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$2,506	$2,110	$2,155
2 years	1,109	1,636	781
3 years	1,920	902	200
4 years	19,288	269
5 years	348	60
More than 5 years	—	3,294

	$25,171	$8,271	$3,136

At March 31, 2003, SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the three and nine months ended March 31, 2003, SunLink expensed $359 and $1,316, respectively, of physician guarantees.

At March 31, 2003, we had outstanding long-term debt of $25,171, of which $19,469 was incurred in connection with our purchase on February 1, 2001 of our six existing community hospitals and related businesses, $4,904 was outstanding under the term loan, $700 was outstanding under the our 15% notes due 2006 issued to partially fund our loan to HealthMont under the amended merger agreement and $988 related to capital leases. At such date, our debt included a seller financed balloon note of $17,973 and a seller financed zero coupon note of $1,496. The purchase agreement for the six hospitals provided for an adjustment to the balloon and zero-coupon notes to the extent working capital at the purchase date was greater or less than an agreed upon amount. In December 2002, SunLink and the seller agreed to a working capital settlement that reduced the balloon note by $350, extended to August 1, 2003 the date that interest payable on the balloon note may be paid in PIK notes and reduced the zero coupon note by $350. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above, the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and we presently intend to issue PIK notes for interest due through August 1, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to November 30, 2002 totaling $2,749 and the interest accrued through March 31, 2003 of $554 has been included in the principal amount of the balloon note. The zero coupon note is due January 31, 2004, has a face amount of $1,650, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement.

Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at March 31, 2003 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. As noted above, our current sources of liquidity are our $8,000 revolving credit facility, our $6,000 Mountainside Financing Facility related to the hospital being constructed in Jasper, Georgia, and cash generated from our community hospital operations. Availability under the revolving credit facility is based upon the level of our receivables. The current availability at March 31, 2003 of approximately $7,600 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs, and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Impact of Potential Acquisition of HealthMont on Liquidity and Capital Resources

If we complete the proposed acquisition of HealthMont, we expect to assume approximately $10,200 in HealthMont senior debt. Subject to a number of conditions, HealthMont has obtained the consent of its senior lender to our proposed merger of HealthMont and the modification of certain terms of HealthMont’s senior credit facility, which include a principal repayment of $600 at the closing of the merger and an extension of the maturity date of the remaining debt to August 31, 2005.

Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. Subject to completion of the merger, we have agreed that if the merger is completed and, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, we will issue to such letter of credit obligors up to 350,000 of the SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

In connection with the proposed merger of HealthMont, we expect to borrow $3,000 from a private lender with such borrowings with a three year term secured by the stock and assets of HealthMont. Such borrowings were partially funded in March 2003 in connection with the amended merger agreement with HealthMont through the purchase of $700 of our 15% notes due 2006 by such private lender. The proceeds from the sale of such notes was used to partially fund our loan commitment to HealthMont of up to $1,100, of which $600 was had been borrowed at March 31, 2003 . The loan to HealthMont was used to repay $600 of HealthMont’s senior debt in March and will be used to pay accounts payable. The $3,000 3 year secured term borrowing will be used for working capital and certain merger transaction costs, will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

Certain Cautionary Statements

In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

-	general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospitals;
-	the competitive nature of the U.S. community hospitals business;
-	demographic changes in areas where we operate hospitals;
-	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;
-	changes in accounting principles generally accepted in the U.S.; and,
-	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

-	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;
-	timeliness of reimbursement payments received under government programs;
-	restrictions imposed by debt agreements;
-	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
-	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
-	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;
-	changes in medical and other technology; and,
-	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims and Obligations

-	claims under leases, guarantees, and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;
-	potential adverse consequences of known and unknown government investigations;
-	claims for product and environmental liabilities from continuing and discontinued operations; and,
-	professional, general, and other claims which may be asserted against us;

Regulation and Governmental Activity

-	existing and proposed governmental budgetary constraints:
-	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;
-	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;
-	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,
-	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

-	our ability to integrate acquired hospitals and implement our business strategy;
-	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the potential merger with HealthMont; and,
-	competition in the market for acquisition of hospitals and healthcare facilities.

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

Critical Accounting Policies and Estimates

The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 16, 2002. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2003, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Patient Service Revenues – Like all operators of community hospitals, we have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payers, published reimbursement rates, and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At March 31, 2003, there were no material claims or disputes with third-party payors. During the quarter ended March 31, 2003, there were no material settlements with third party payors.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all of the Company’s receivables result from providing healthcare services to hospital facility patients. The Company’s calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

Risk Management – We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we accrue a liability for estimated costs and losses under such claims, net of estimated insurance recoveries.

In connection with our acquisition of our existing six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. As a component of the related liability for professional liability risks, we have included the premiums related to the estimated cost of insurance for claims incurred, but not reported, prior to the acquisition date.

We self-insure for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

We accrue an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon management’s review of claims reported and historical loss data.

We record a liability pertaining to pending litigation if it is probable a loss has been incurred and accrue the most likely amount of loss based the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we continually revise our estimated losses as additional facts become known.

Income Taxes – We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. At March 31, 2003, the most significant tax asset is a U.S. net operating loss carryforward of approximately $6,800, utilization of which is subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Stock-Based Compensation - The Company measure compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 effective January 1, 2003. For the three months ended March 31, 2003, there was no material impact of adopting SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 effective January 1, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial condition or results of operations. The disclosure requirements in FIN No. 45 are effective for all financial statements periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and effective December 15, 2002 adopted the disclosure provisions of SFAS No. 148 (see Note 4 to the Notes to Condensed Consolidated Financial Statements – “Accounting for Stock-Based Compensation”). The adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. Additionally, FIN 46 requires additional disclosures for any Company with any interest in a VIE regarding the nature, purpose, size, and activities of the VIE and the Company’s maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after that date. The Company believes the adoption of this interpretation will not have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Related Party Transactions

Two directors of SunLink are members of two different law firms, each of whom provide services to SunLink. We have paid $609 for legal services to these law firms in the nine months ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our revolving credit facility. Borrowings of $3,723 were outstanding under our revolving credit facility at March 31, 2003. A one percent change in the prime rate would result in a change in interest expense of $37 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14 as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1 –	Chief Executive Officer’s Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 –	Chief Financial Officer’s Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – On February 5, 2003, the Company filed a report on Form 8-K reporting that, under Item 9. “Regulation FD Disclosure” and Item 12. “Disclosure of Results of Operations and Financial Condition”, on February 5, 2003, the Company issued a press release announcing its results for the quarter ended December 31, 2002 and also updating the status of its proposed acquisition of HealthMont, Inc.

On March 26, 2003, the Company filed a report on Form 8-K reporting that, under Item 5.- “Other Events” on March 24, 2003, the Company and HM Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), had amended and modified its definitive merger agreement with HealthMont, Inc., a Tennessee corporation (“HealthMont”), to, among other thing, extend the outside date on which the merger agreement could be terminated without cause by either party. The Company also agreed to extend a loan of $1.1 million to HealthMont. Additionally, the commitment for a proposed $3 million, 3 year, secured term loan, with a lender had been modified to allow the Company to borrow up to $700,000 prior to closing of the merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ MARK J. STOCKSLAGER
Mark J. Stockslager Principal Accounting Officer

Dated: May 20, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

OF SUNLINK HEALTH SYSTEMS, INC.

I, Robert M. Thornton, Jr., Chief Executive Officer of SunLink Health Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SunLink Health Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 20, 2003

/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF SUNLINK HEALTH SYSTEMS, INC.

I, Joseph T. Morris, Chief Financial Officer of SunLink Health Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SunLink Health Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 20, 2003

/s/ JOSEPH T. MORRIS
Joseph T. Morris Chief Financial Officer