Form 10-K
period 2003-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2003-09-26
CIK 96793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Warrants to Purchase Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

At the close of business on September 24, 2003, there were 5,027,592 shares of the registrant’s common shares, without par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2002 of the registrant’s common shares as reported by the American Stock Exchange amounted to $8,940,949.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 10, 2003, have been incorporated by reference into this Report. The Proxy Statement will be filed with the Securities and Exchange within 120 days after June 30, 2003.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain disclosures which are “forward-looking statements” within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue” and similar or related words. These forward-looking statements are based on the current plans and expectations of SunLink and are subject to a number of risks, uncertainties, and other factors that could significantly affect current plans and expectations and the future financial condition and results of SunLink. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of capital to fund working capital, renovations, and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities, including SunLink common stock.

Operational Factors

•	the ability to successfully transition into the newly-constructed Mountainside Medical Center in Jasper, Georgia, including providing adequate, cost-effective care, retaining physicians and employees and attracting patients with insurance coverage or the ability to pay for services;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and

•	increases in prices of materials and services utilized in our hospital operations.

Liabilities, Claims and Obligations

•	claims under leases, guarantees, and other obligations relating to discontinued operations, including sold facilities, retained subsidiaries, and former subsidiaries;

•	potential adverse effects of government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and

•	professional, general, and other claims which may be asserted against us.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state CON laws and regulations, rules, and judicial cases relating thereto;

•	possible changes in the levels and terms of government (including Medicare, Medicaid, and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms).

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	the ability to integrate effectively SunLink’s and HealthMont’s information systems, operations, and personnel in a timely and efficient manner; and

•	other risk factors described herein.

You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Annual Report because current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. SunLink does not undertake any obligation to update publicly or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set forth elsewhere in this report. All of our forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions or circumstances on which the forward-looking statement is based. There could be other additional factors besides those listed herein that also could affect SunLink in an adverse manner.

PART I

Item 1.	Business (all dollar amounts in thousands except per share amounts)

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us,” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We operate a total of six community hospitals in four states. Five of the hospitals we own and one we lease, as well as certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of our hospitals and home health agencies servicing areas around certain of our hospitals. We believe our healthcare operations comprise a single business segment: community hospitals. Our hospitals are general acute care hospitals and have a total of 328 licensed beds. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare Corp.

In fiscal 2001 we redirected our business strategy toward the operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In June 2001, SunLink announced its intent to dispose of Beldray as a consequence of SunLink’s decision to redirect its business strategy toward the acquisition of community hospitals in the United States. Due to the poor operating performance of Beldray, its high capital expenditure requirements, and its negative cash flow, the offer by, and subsequent sale of Beldray to, Beldray’s management for nominal consideration was the best offer that SunLink received for Beldray. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal year end from March 31 to June 30. We are an Ohio corporation and were incorporated in June 1959. Our executive offices are located at 900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report.

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

Business Strategy

We have targeted the community hospital market because we believe it provides the most attractive sector for hospital investment. We believe hospitals in our target markets generally experience (1) less competition, (2) lower managed care penetration, (3) lower inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. We use the term exurban to describe both the rural and exurban areas where we operate hospitals. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink community hospitals are located generally in areas which will experience substantial growth.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (i) the sole or primary hospital in market areas with a population of greater than 15,000 or (ii) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our six existing hospitals meet at least one of these two market area criteria.

Owned and Leased Hospitals

All of our hospitals are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our six community hospitals:

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

•	Mountainside Medical Center (“Mountainside”), located in Jasper, Pickens County, Georgia, consists of a JCAHO accredited 35-licensed-bed, acute-care hospital (including four ICU beds). Mountainside is the only hospital in Pickens County, which is included in the Atlanta Metropolitan Statistical Area (“MSA”). Mountainside moved into its new replacement hospital facility of approximately 80,000 square-feet which cost approximately $16,000 in May 2003. The new hospital replaced a

40-licensed-bed hospital previously operated as Mountainside.

•	North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia completed construction of a 6,755-square-foot emergency room addition in January 2003 for approximately $1,700. North Georgia is the only hospital in Gilmer County.

•	Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute-care hospital and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Houston, Mississippi, and the primary hospital in Chickasaw County.

•	Chilton Medical Center (“Chilton”), located in Clanton, Chilton County, Alabama, is a 60-licensed-bed, JCAHO accredited, acute-care hospital. Chilton is the only hospital in Chilton County.

•	Missouri Southern Healthcare (“Missouri Southern”), located in Dexter, Stoddard County, Missouri, is a leased 50-licensed-bed, acute-care hospital. It includes a four-bed ICU. It is the only hospital in Dexter, Missouri. The lease expires in 2018.

Hospital Operations

Utilization of local hospital management teams

We believe that the long-term growth potential of our hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and continuously implements an operating plan designed to improve efficiency and increase revenue including, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

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

Expansion of Services and Facilities; Maintenance of Emergency Room Operations

We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the outmigration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements adds to each hospital’s quality of care and reputation in the community, reducing outmigration and increasing patient referrals and revenue. SunLink seeks to maintain in each hospital a quality, patient-friendly emergency department and provides emergency room services in each of our hospitals. We view the emergency rooms in each of our hospitals as the facility’s “window to the community” and a critical component of its local service offering.

Mountainside moved into its new 35-bed, replacement hospital facility of approximately 80,000-square-feet costing approximately $16,000 in May 2003. The new hospital replaced a 40-licensed-bed hospital previously operated as Mountainside.

North Georgia completed construction of a new 6,755-square-foot emergency room addition in January 2003 for approximately $1,700.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s owned or leased hospitals as of  June 30, 2003 and for the periods subsequent to their acquisition by SunLink:

	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002	Three Months Ended June 30, 2001	Two Months Ended March 31, 2001
Hospitals owned or leased at end of period	6	6	6	6
Licensed beds (at end of period)	328	333	333	333
Beds in service (at end of period)	270	275	275	275
Admissions	7,904	6,848	1,628	1,161
Equivalent Admissions(1)	18,356	16,523	3,883	2,730
Average length of stay (days)(2)	3.88	3.91	4.08	3.99
Patient days	30,678	26,743	6,646	4,633
Adjusted patient days(3)	69,391	63,020	15,321	10,598
Occupancy rate (% of licensed beds)(4)	25.62%	22.00%	21.93%	23.58%
Occupancy rate (% of beds in service)(5)	31.13%	26.64%	26.56%	28.55%
Net patient service revenues (in thousands)	$99,201	$87,165	$20,527	$13,639
Net outpatient service revenues (in thousands).	$46,907	$42,418	$9,750	$6,226
Net revenue per equivalent admissions	$5,404	$5,275	$5,286	$4,996
Net outpatient service revenues (as a % of gross patient service revenues)	47.28%	48.50%	47.50%	45.64%

(1)	Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.
(4)	Percentages are calculated by dividing average daily census by the average number of licensed beds.
(5)	Percentages are calculated by dividing average daily census by the average number of beds in service.

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

	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002	Three Months Ended June 30, 2001	Two Months Ended March 31, 2001
Source
Medicare	73.95%	73.63%	73.17%	75.89%
Medicaid	8.86%	8.64%	8.20%	7.04%
Private and other sources	17.19%	17.73%	18.63%	17.07%

Total	100.00%	100.00%	100.00%	100.00%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s owned or leased hospitals.

	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002	Three Months Ended June 30, 2001	Two Months Ended March 31, 2001
Source
Medicare	48.72%	48.49%	49.60%	51.53%
Medicaid	14.23%	13.55%	11.44%	10.95%
Private and other sources	37.05%	37.96%	38.96%	37.52%

Total	100.00%	100.00%	100.00%	100.00%

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors.

Management Information Systems

SunLink utilizes commercially available management information systems at our hospitals, four of which utilize a comprehensive system designed for larger hospitals and two of which utilize a system designed for smaller hospitals. Each system includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable, medical records and materials management. SunLink maintains a small staff and limited equipment to complement the hospital systems and to report combined and individual data for corporate management, monitoring and compliance purposes. Our goal is to convert all of our hospitals to a single management information system upon expiration of our existing systems agreements, which unexpired terms range from two to four years.

Quality Assurance

Each SunLink hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each SunLink hospital, other than the leased hospital in Dexter, Missouri, is accredited by the Joint Commission of Accreditation of Healthcare Organizations, also known as JCAHO.

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-five years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a  toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Competition

Among the factors which we believe influence patient selection among hospitals in exurban markets are:

•	The appearance and functionality of the healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Although our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities, since they are the primary provider of healthcare services in their respective communities, our hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which, particularly large urban hospitals offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as for-profit hospitals operating in the service area, likely have greater access to financial resources than do SunLink hospitals.

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

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. On an industry basis, managed care contracts generally are less important in the exurban markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in rural and exurban communities are covered by managed care or other reimbursement programs which pay less than established charges for hospital services.

The healthcare industry, as a whole, faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients and adjusting to a general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally is designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in facilities, equipment, personnel, rates and/or services in the future.

The hospital industry, including all of SunLink’s hospitals, continues to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures and increased competition are likely to continue and we expect to continue to respond to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new program and adding or expanding certain inpatient and ancillary services.

Acquisition Strategy

Our priority is to improve the profitability of our existing hospitals. We monitor the market for community hospitals which are or may be available for purchase. We face competition for acquisitions primarily from  for-profit hospital management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urbanacute-care hospitals could have an adverse impact on SunLink’s ability to acquire such hospitals on favorable terms.

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

HealthMont Acquisition

On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink had signed a definitive merger agreement to acquire all of the outstanding capital stock of HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. If the transaction is consummated, SunLink would acquire two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a

95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. Upon completion of the merger, SunLink would operate eight community hospitals with a total of 437 beds.

On January 30, 2003, SunLink received a letter from HealthMont purporting to conclude that a sale offer HealthMont received from a third party was a superior proposal within the terms of the merger agreement. Although the merger agreement remained in full force and effect, capitalized costs of $411 relating to the merger through December 31, 2002 were expensed in the quarter ended December 31, 2002 because, at that time, SunLink could no longer determine that it was probable that the HealthMont merger would be completed.

On March 24, 2003, SunLink and HealthMont announced the merger agreement had been amended and modified. SunLink and HealthMont agreed to extend the merger agreement through June 30, 2003. SunLink also agreed to extend a loan to HealthMont of up to $1,100, of which $600 was loaned on March 24, 2003 to allow HealthMont to repay senior debt of approximately $600 in connection with the sale of its hospital in San Benito, Texas, (which SunLink would not acquire). Additionally, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement expiring on  August 31, 2003 for a fee of $80 per month. A commitment for a proposed $3,000, 3 year secured term loan to SunLink was modified in connection with the amended merger agreement to allow SunLink to borrow up to $700 prior to the closing of the merger. Such amount was borrowed in March 2003 through the sale of $700 of SunLink’s notes and was used as partial funding for SunLink’s $1,100 loan to HealthMont. The remaining $2,300 loan commitment will be used for payment of certain transaction costs and for working capital needs. The notes and the term loan borrowings will bear an interest rate of 15% per annum. The notes require and the remaining term loans borrowings will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share, of which 17,500 warrants were issued in March 2003 in connection with the $700 term loan.

On June 30, 2003, SunLink and HealthMont announced the merger agreement had been further amended and modified to extend the merger agreement through September 30, 2003. SunLink also agreed to extend a loan to HealthMont of up to $1,600, all of which had been loaned on September 5, 2003.

Under the terms of the merger agreement as amended, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,383,000 HealthMont shares are expected to be outstanding immediately prior to closing. Each HealthMont shareholder is expected to receive one common share of SunLink for each 5.5249 HealthMont shares (approximately 0.1810 of a common share of SunLink for each share of HealthMont), or a total of approximately 1,131,000 SunLink common shares.

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

In connection with the transaction, SunLink would also assume HealthMont’s debt, currently approximately $10,200. Subject to a number of conditions, HealthMont obtained the consent of its senior lender to the proposed merger of HealthMont with SunLink and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Upon completion of the merger, HealthMont’s senior lender would hold warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 of SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink would also pay to such letter of creditor obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit in effect.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations expected to be assumed, plus currently estimated transaction costs, the price to SunLink of the transaction would be approximately $15,400.

On January 29, 2003, SunLink filed its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission for a special shareholders meeting to vote on the proposed merger. On April 25, 2003 and August 5, 2003, SunLink filed amendments to its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission. On August 11, 2003, SunLink filed a final amendment to its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission. On August 12, 2003, the Securities and Exchange Commission declared the registration statement effective for the issuance of SunLink’s common shares in connection with the acquisition of HealthMont. The mailing of the joint proxy/prospectus for the special shareholder meeting commenced on August 13, 2003. The transaction was approved by HealthMont’s shareholders on September 17, 2003 and SunLink’s shareholders on September 18, 2003 at each company’s respective special meeting of shareholders. Completion of the merger is subject to financing arrangements expected to be completed by September 30, 2003.

The net revenues of the two HealthMont facilities to be acquired through the merger were approximately $32,245, as reported by HealthMont for the twelve months ended March 31, 2003. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont’s corporate staff and offices in connection with the merger.

Upon consummation of the merger, the board of directors of SunLink intends to elect Gene Burleson, a current HealthMont director, to the unexpired term of Ronald J. Vannuki, who would step down from SunLink’s board. SunLink also has agreed to nominate Mr. Burleson for election by its shareholders to a two-year term on its board of directors at its 2003 Annual Meeting.

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

Although the Federal government reviews payment rates annually, the percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the Centers for Medicare and Medicaid Services market basket index, reduced by Congressionally mandated reduction factors. DRG rate increases were -1.0%, -0.5%, 1.5%, 2.1%, and 0.4% for Federal fiscal years 1999, 2000, 2001, 2002, and 2003 respectively. The Balanced Budget Act of 1997 set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket rates less reduction factors of 1.8% in 2000 and 1.1% in 2001 and 2002. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

The Medicare program historically has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. Outlier cases are specific cases that exceed published thresholds (days or cost) for which additional payments (outlier payments) are received, based on a pre-determined formula, over and above the DRG rate for that specific case. During Federal fiscal year 2000, Medicare projected that payments for outlier cases had exceeded the 5.1% and, therefore, increased the cost threshold for Federal fiscal year 2001, which reduced total payments for outlier cases. For Federal fiscal year 2002, Medicare again increased the cost threshold, which will reduce total payments for outlier cases. For Federal fiscal year 2003, Medicare has not only increased the cost threshold, thus reducing total payments for outlier cases, but also has changed the rules to apply the cost threshold after the DRG rate plus Indirect Medical Education and disproportionate share payments. Historically, SunLink facilities have had little or no outlier cases. This trend is not expected to change in future periods and therefore the changes in outlier payments should not have any significant impact on SunLink’s facilities.

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. BIPA also improved the APC rate update factor for calendar year 2001 from market basket minus 1.0% to market basket plus 0.32%. For calendar years 2002 and 2003, the update factor remains at a market basket of 2.3% and 3.7%, respectively. The 3.7% calendar year APC update is an average that includes a 6.2% update for rural facilities. Four of SunLink’s six facilities are classified as rural.

In addition to the standard DRG payment, the Social Security Act requires additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between April 1, 2001 and September 30, 2001 the disproportionate share payment was 5.19%, from October 1, 2001 through September 30, 2002 the effective disproportionate share payment was 5.09%, and beginning October 1, 2001 is 5.25% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2003. Medicare disproportionate share payments are estimated to represent approximately 1% of net patient care revenues for the years ended June 30, 2003 and 2002, and for the 3 months ended June 30, 2001. Prior to April 1, 2001, none of our facilities qualified for Medicare disproportionate payments under the regulations in effect at that time.

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

Healthcare Regulation

Overview

The healthcare industry is one of the largest industries in the United States and continues to attract much legislative interest and public attention. There are many factors that are highly significant to the healthcare industry including Medicare, Medicaid, other public and private hospital cost-containment programs, proposals to limit healthcare spending and proposals to limit prices and industry competition factors. The healthcare industry is governed by an extremely complex framework of Federal, state and local laws, rules and regulations.

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review,” have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care which is to be funded by Medicare and Medicaid. Utilization review by third parties also is required under many managed care arrangements.

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

Anti-Kickback and Self-Referral Regulations

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare or other Federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“HHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program.

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

The Federal False Claims Act and Similar State Laws

A factor affecting the healthcare industry today is the use of the Federal False Claims Act, 31 U.S.C.  § § 3729 et. seq., and, in particular, actions brought by individuals on behalf of the United States under the “qui tam” or whistleblower provisions of the False Claims Act. Whistleblower provisions allow private individuals to bring actions on behalf of the United States alleging that the defendant has defrauded the Federal Government.

Violations of the False Claims Act are punishable by damages equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the Federal Government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will provide grounds for liability. In some cases whistleblowers or the Federal Government have taken the position that providers who allegedly have violated other statutes, such as the  anti-kickback statute and the Stark Act, likewise thereby have submitted false claims under the False Claims Act. A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court on behalf of such state governments.

Environmental Regulations

The healthcare operations of SunLink generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. SunLink’s operations also are subject to various other environmental laws, rules and regulations.

Healthcare Facility Licensing Requirements

SunLink’s healthcare facilities are subject to extensive Federal, state and local legislation and regulations. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All licenses, provider numbers and other permits or approvals required to perform hospital business operations are held by individual subsidiaries, each of which operates a single hospital. All of SunLink’s hospitals, except the leased hospital in Dexter, Missouri, are fully accredited by JCAHO.

Utilization Review Compliance and Hospital Governance

SunLink’s healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a Federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised extensively by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by SunLink’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

HIPAA Privacy Regulations

HIPAA provided that if Congress did not pass comprehensive health privacy legislation by August 21, 1999, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000. Neither Congress nor the Secretary of HHS met these deadlines, although HHS eventually did publish final privacy regulations on December 28, 2000. The final regulations became effective in April 2001, and compliance was required by April 2003. The regulations apply to all documents, paper or electronic, and verbal communications containing individually identifiable protected healthcare information created by healthcare providers, hospitals, health plans and healthcare clearing houses. The regulations increase consumer control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes.

The HIPAA regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations. On August 14, 2002, HHS published final modifications to the Privacy Rule Regulation. The final Privacy Rule contained technical corrections and additional clarifications designed to ensure that protections for patient privacy are implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. Under the direction of SunLink’s Vice President, Technical and Compliance and in conjunction with a private HIPAA consultant and HIPAA Coordinators at each facility, individually tailored policies and procedures were developed and implemented and HIPAA privacy educational programs were presented to all employees and physicians at every facility prior to the April 14, 2003 deadline. In addition to the HIPAA privacy initiative, various initiatives are underway to address the Electronic Data Interchange (“EDI”) Transaction Code Standards as well as the Security Standards which will be effective on October 16, 2003 and April 21, 2005, respectively.

HIPPA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. Compliance with these regulations is required by October 16, 2003. We believe that SunLink will be fully compliant with these regulations by the due date and that the cost of implementing systems and procedures to comply with such regulations will not have a significant impact on operations. When fully implemented, the uniform data transmission standards will enable SunLink to exchange billing and payment information directly with the various payors cutting out the cost of data clearinghouses and simplifying, thus reducing the cost, of the interface programs necessary to perform this function.

Professional Liability

As part of our business, we are subject to claims of liability for events occurring in the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may, exceed the scope or amount of the coverage in effect. In connection with the acquisition of our initial six community hospitals, SunLink assumed responsibility for general and professional liability claims reported after February 1, 2001 (acquisition date), and the previous owner retained responsibility for all known and filed claims. We have purchased claims-made commercial insurance (with a substantial self-insured retention) for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001 to the extent of the self-insured retention.

Discontinued Operations and Related Contingent Obligations

Over the past fifteen years, we have discontinued operations carried on by our former industrial, U.K. leisure marine, life sciences and engineering and U.K. child safety segments, as well as the U.K. housewares segment. Reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which it may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. In the past we purchased insurance policies to reduce certain of our product liability exposure. While we have based these estimates on our evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on our financial position, cash flows or results of operations.

Employee and Labor Relations

As of June 30, 2003, SunLink employed 963 full-time and 287 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 24, 2003, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	54
James J. Mulligan	Director and Secretary	81
Joseph T. Morris	Chief Financial Officer	55
Harry R. Alvis	Chief Operating Officer	58
Mark J. Stockslager	Corporate Controller and Principal Accounting Officer	44

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

James J. Mulligan became Secretary of the Corporation in 1966. He was a member of the law firm of Smith & Schnacke from 1953 to 1991, a member of the law firm of Thompson Hine & Flory from 1989 to 1991 and a member of the firm of Mulligan & Mulligan from 1992 to 2000 and again from 2003 to the present. Mr. Mulligan is general counsel to the Corporation and received $24,000 for legal services rendered during the Corporation’s fiscal year ended June 30, 2003. He was sole practitioner from 2000 until 2002.

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

Harry R. Alvis has been Senior Vice President of Operations of SunLink Healthcare Corp. since February 1, 2001 and Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi, a healthcare facility owned by Quorum Health Group, Inc. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. Mr. Alvis’ previous assignment was in Mayfield, Kentucky as the Chief Executive Officer at Pinelake Medical Center from November 1987 through August 1995, which was a healthcare facility owned during such time by HealthTrust, Inc. and later acquired by Columbia Healthcare, Inc.

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

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Mountainside Medical Center	Jasper, GA	35	February 1, 2001	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased
Other
Corporate Offices(2)	Atlanta, GA	N/A	February 1, 2001	Leased
Vacated Hospital(3)	Jasper, GA	N/A	February 1, 2001	Owned

(1)	Lease was extended in April, 2003 through March, 2019.
(2)	Lease of 2,612 square feet of office space for corporate staff. The lease expires in February 2005.
(3)	Facility vacated May, 2003 with opening of new Mountainside Medical Center and is being held for sale.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common stock is listed on the American Stock Exchange. SunLink’s ticker symbol is “SSY”. SunLink also has publicly traded warrants which trade in the over-the-counter market under the symbol “SSYMW”. The following table shows, for the calendar quarters indicated, based on published financial sources: the high and low sale prices of SunLink common shares as reported on the American Stock Exchange.

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2003 (July 1, 2002—June 30, 2003)
Fourth Quarter	$2.71	$1.85
Third Quarter	$2.71	$2.12
Second Quarter	$3.09	$2.20
First Quarter	$3.24	$2.15
Fiscal 2002 (July 1, 2001 – June 30, 2002)
Fourth Quarter	$5.70	$3.00
Third Quarter	$6.05	$2.90
Second Quarter	$3.20	$2.15
First Quarter	$3.25	$2.15
Transition Period (April 1, 2001 – June 30, 2001)
Three months ended June 30, 2001	$2.60	$1.35

Wachovia Bank is the Transfer Agent and Registrar for our common shares and our warrants. For all shareholder inquiries, call Wachovia’s Shareholder Services Department at 1-800-829-8432.

Dividends

SunLink does not currently pay any cash dividends. SunLink intends to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination to declare or pay cash dividends will be determined by SunLink’s board of directors and will depend on SunLink’s financial condition, results of operations, business, prospects, capital requirements, credit agreements and such other matters as the board of directors may consider relevant.

Holders

As of June 30, 2003 there were approximately 750 registered holders of SunLink common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required for this Item is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held November 10, 2003.

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the years ended March 31, 1999, 2000, and 2001, the three-month transition period ended June 30, 2001 and the years ended June 30, 2002 and 2003 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisitions and dispositions of certain businesses during the period April 1, 1998 through June 30, 2003, including the acquisition of our community hospitals. In connection with the acquisition of our current business, we changed our fiscal year end from March 31 to June 30, beginning with the transition period ended June 30, 2001. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8. of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	As of and for the
	Fiscal Years Ended March 31,			Three Month Period Ended June 30, 2000	Three Month Transition Period Ended June 30, 2001	Fiscal Year Ended June 30, 2002	Fiscal Year Ended June 30, 2003
	1999	2000	2001
				(unaudited)
Net revenues(a)	$0	$0	$13,639	$0	$20,527	$87,165	$99,201
Earnings (loss) from continuing operations	(3,674)	(937)	(881)	(219)	(319)	(98)	276
Net earnings (loss)	(8,633)	1,583	478	(218)	(4,316)	833	553
Earnings (loss) per share from continuing operations:
Basic	(0.73)	(0.19)	(0.18)	(0.04)	(0.06)	(0.02)	0.06
Diluted	(0.73)	(0.19)	(0.18)	(0.04)	(0.06)	(0.02)	0.05
Net earnings (loss) per share:
Basic	(1.71)	0.32	0.10	(0.04)	(0.87)	0.17	0.11
Diluted	(1.71)	0.32	0.10	(0.04)	(0.87)	0.17	0.10
Total assets	15,751	12,778	47,458	12,003	43,842	48,571	59,453
Long-term debt, including current maturities	3,236	0	19,916	0	20,406	24,221	29,776
Shareholders’ equity	$7,480	$9,513	$9,631	$9,089	$5,307	$5,955	$6,473

(a)	All of SunLink’s net revenues relate to its sole business segment, U.S. community hospitals, whose operations commenced with SunLink’s acquisition of six hospitals on February 1, 2001. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date for such hospitals. The operations of SunLink’s other former business segments which were operated during the periods presented (the U.K. housewares, child safety products, and leisure marine segments and the U.S. life sciences and engineering segments) have been reported as discontinued operations, and, therefore, have been excluded in the selected financial data of continuing operations presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain disclosures which are “forward-looking statements” within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue” and similar or related words. These forward-looking statements are based on the current plans and expectations of SunLink and are subject to a number of risks, uncertainties, and other factors that could significantly affect current plans and expectations and the future financial condition and results of SunLink. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of capital to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities, including SunLink common stock.

Operational Factors

•	the ability to successfully transition into the newly-constructed Mountainside Medical Center in Jasper, Georgia, including providing adequate, cost-effective care, retaining physicians and employees and attracting patients with insurance coverage or the ability to pay for services

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and

•	increases in prices of materials and services utilized in our hospital operations.

Liabilities, Claims and Obligations

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained subsidiaries and former subsidiaries;

•	potential adverse affects of government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and

•	professional, general and other claims which may be asserted against us.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state CON laws and regulations, rules and judicial cases relating thereto;

•	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms).

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	the ability to integrate effectively SunLink’s and HealthMont’s information systems, operations and personnel in a timely and efficient manner; and

•	other risk factors described herein.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in Form 10-K. SunLink does not undertake any obligation to update publicly or revise any forward-looking statements.

Corporate Business Strategy

We have redirected our business strategy toward the operation of community hospitals in the United States and, in February 1, 2001, we acquired for approximately $ 26,500 the six community hospitals and related businesses which we currently operate. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, to reflect the change in our business focus, we changed our name to SunLink Health Systems, Inc., and changed our fiscal year end from March 31 to June 30.

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

We have identified the following as accounting policies critical to us:

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances and risks of losses from claims, casualties and other events, all as discussed in more detail in the remainder of this subsection. Actual results could differ materially from these estimates.

Net Patient Service Revenues—We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursements percentages pertaining to each payor type.

Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2003, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts—Accounts receivable are reduced by an allowance for amounts estimated to become uncollectible in the future. Substantially all of the Company’s receivables result from providing healthcare services to hospital facility patients. The Company’s calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

Risk Management—We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of, assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we accrue a liability for estimated costs and losses under such claims, net of estimated insurance recoveries.

In connection with the acquisition of our initial six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts.

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

Income Taxes—We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. At June 30, 2003, the most significant tax asset is a U.S. net operating loss carryforward (which expires in 2020 and 2021) of approximately $8,800, utilization of which is subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Stock-Based Compensation—The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

Financial Summary

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Net Revenues	$99,201	$87,165	$20,527	$13,639
Cost of Patient Service Revenues	95,757	84,186	20,204	14,294

Operating Profit (Loss)	3,444	2,979	323	(655)
Merger Expenses	(411)
Interest Expense	(2,566)	(3,007)	(667)	(447)
Interest Income	56	56	25	496

Earnings (Loss) from Continuing Operations Before Income Taxes	$523	$28	$(319)	$(606)

Admissions	7,904	6,848	1,628	1,161

Equivalent Admissions	18,356	16,523	3,883	2,730

Surgeries	4,312	3,642	816	549

Revenue per Equivalent Admissions	$5,404	$5,275	$5,286	$4,996

Equivalent admissions—Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation seeks to equate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general measure of combined inpatient and outpatient volume.

Results of Operations

All of our net revenues are from our U.S. community hospital segment which was acquired February 1, 2001. As such, net revenues from continuing operations for the twelve months ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the twelve months ended March 31, 2001, respectively, represent only the revenues subsequent to the acquisition date. Therefore, the results for the three months ended June 30, 2001 and year ended March 31, 2001 are not comparable to the years ended June 30, 2003 and 2002, respectively. The operations of SunLink’s two other business segments which were operated during these periods, U.K. housewares and child safety products, are reported in discontinued operations for all periods discussed.

Net revenues for the year ended June 30, 2003 were $99,201 with a total of 18,356 equivalent admissions and revenues per equivalent admission of $5,404 compared to net revenues of $87,165, a total of 16,523 equivalent admissions and revenues per equivalent admission of $5,275 for the year ended June 30, 2002. The 13.8% increase in net revenues for the year ended June 30, 2003 was due to a 11.1% increase in equivalent admissions, a 2.4% increase in revenue per equivalent admission and an increase of $1,083 for the settlement and filing of prior year third-party payor issues. Net revenues were decreased by $383 during the year ended June 30, 2003 due to a payment in settlement of a Medicaid indigent care issue. The increase in equivalent admissions was a result of a 15.4% increase in inpatient admissions and an 18.4% increase in total surgeries. Net outpatient service revenues increased $4,489 to $46,907, for the current year, but decreased to 47.2% of net revenues from 48.5% last year.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the current year. We added 13 net new doctors during the year ended June 30, 2002 and 17 net new doctors during the year ended June 30, 2003. We also have expended approximately $5,900 for capital expenditures to upgrade services and facilities since the acquisition on February 1, 2001. In addition, we have expended approximately $16,000 for a new replacement hospital in Jasper, Georgia. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions, equivalent admissions and surgeries for the year ended June 30, 2003 compared to the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The sources of the increase in the net revenues for the current year were primarily revenues from Medicare, Medicaid and commercial patients while net revenues from private patients were relatively unchanged.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Years Ended June 30,
	2003	2002
Source
Medicare	48.7%	48.5%
Medicaid	14.2%	13.6%
Self pay	7.5%	7.9%
Commercial Insurance & Other	29.6%	30.0%

	100.0%	100.0%

Net revenues for the three months ended June 30, 2001 were $20,527 with 3,883 adjusted admissions and revenues per adjusted admission of $5,286. Net revenues for the year ended March 31, 2001 were $13,639 with a total of 2,730 adjusted admissions and revenues per adjusted admission of $4,996.

Cost of patient service revenues, including depreciation, were $95,757, $84,186, $20,204 and $14,294 for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively.

	Cost of Patient Service Revenues as % of Net Revenues Year Ended June 30,
	2003	2002
Salaries, wages and benefits	46.6%	48.1%
Provision for bad debts	11.2%	12.0%
Supplies	11.7%	11.2%
Purchased services	7.9%	8.4%
Other operating expenses	13.7%	13.2%
Rent and lease expense	2.3%	2.4%

Salaries, wages and benefits expense decreased in the year ended June 30, 2003 as a percentage of net revenues due to the increased net revenues. The provision for bad debts was 11.2% of net revenues in the year ended June 30, 2003, a decrease of 0.8% of net revenues from the prior year and was due to decreased self-pay and commercial payers net revenues and increased Medicare and Medicaid net revenues as a percentage of total net revenues. Supplies expense increased as a percentage of net revenues in the current year due to an 18.4% increase in total surgeries for the year ended June 30, 2003 compared to the prior year.

SunLink opened a new hospital in Jasper, Georgia, in May 2003, replacing an older facility. During the year ended June 30, 2003, SunLink determined that the carrying value of the older facility and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 (which is included in Cost of Patient Service Revenues) was recorded in the year ended June 30, 2003 to write down the hospital and medical office building to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated cash flows generated by these uses. The medical office building is being retained and continues to be leased to medical practitioners. The old hospital facility is held for sale.

SunLink expensed previously capitalized costs of $411 during the year ended June 30, 2003 relating to the possible merger with HealthMont. Such costs were expensed in the second fiscal quarter of 2003 because at that time SunLink could not determine that it was probable that the HealthMont merger would be completed. Subsequently, the amended merger agreement was executed and thereafter management believed it was now probable that the merger would be completed, thus no further merger costs have been expensed. Merger costs of $679 were capitalized at June 30, 2003.

Interest expense was $2,566, $3,007, $667 and $447 for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively. The decrease in fiscal 2003 was due to $486 of interest capitalized in property, plant and equipment for the hospital constructed in Jasper, Georgia and an adjustment of $134 to decrease interest expense as a result of the reduction of the principal amounts of the senior subordinated notes which were issued in connection with the acquisition of SunLink’s six initial hospitals in February 2001. In December 2002, we reached agreement with the note holder to reduce the principal of the two notes retroactive to February 2001, in settlement of working capital purchased with the acquisition of such hospitals.

We recorded an income tax expense of $247 ($20 federal tax and $227 state tax) for the year ended June 30, 2003 compared to $126 for the year ended June 30, 2002 for state taxes. Income tax expense of $275 for the year ended March 31, 2001 is composed of $50 for state income taxes and $225 for U.K. tax expense. No income tax expense was recorded for the three months ended June 30, 2001 due to tax operating losses in the U.S. and U.K. We had a net operating loss carryforward for federal income tax purposes of approximately $8,800 at June 30, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is available to offset federal taxable income in the current year and federal income tax expense results. We have provided a valuation allowance for the entire amount of our deferred tax assets (the majority of which is the net operating loss carryforward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that none of the deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations were $276 ($0.05 per fully diluted share) for the year ended June 30, 2003 compared to losses from continuing operations of $98 ($0.02 per fully diluted share), $319 ($0.06 per fully diluted share) and $881 ($0.18 per fully diluted share) for the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001. Earnings in fiscal 2003 resulted from increased net revenues which generated increased operating profit and decreased interest expense. The loss for year ended June 30, 2002 resulted from operating profit of $2,979 offset by interest expense of $3,007 and income tax expense of $126. The results for the year ended March 31, 2001 include only two months of operations of our community hospitals.

Earnings from discontinued operations of $277 for the year ending June 30, 2003 include the $331 income tax benefit related to a domestic capital loss carry-back offset by $54 for domestic pension expense. Earnings from discontinued operations of $931 for the year ended June 30, 2002 is comprised of earnings of $170 on the sale of the U.K. housewares subsidiary, Beldray Limited, an after-tax loss of $85 from domestic pension expense and a gain on the sale of our investment in LTS Holdings of $846. The loss from discontinued operations for the three months ended June 30, 2001 of $3,997 resulted from loss from operations of Beldray of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray’s net assets to a net realizable value of $0), a provision for loss on disposal of Beldray of $1,556 (including $687 for operating losses through the disposal date), and an after-tax loss of $8 for pension expense. Earnings from discontinued operations of $1,359 for the year ended March 31, 2001 resulted from $2,457 pre-tax gain on the sale of the child safety segment, partially offset by a $474 after-tax loss from the pre-sale operations of the child safety segment, a $485 after-tax loss of the housewares segment and $139 of domestic pension expense.

The net earnings of $553 ($0.10 per fully diluted share) for the year ended June 30, 2003 compared to net earnings of $833 ($0.17 per fully diluted share), a net loss of $4,316 ($0.87 per fully diluted share) and net earnings of $478 ($0.10 per fully diluted share) for the year ended June 30, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001.

Liquidity and Capital Resources

We generated $6,595 of cash from operating activities during the year ended June 30, 2003 compared to $3,514 generated during the comparable period last year. Cash provided by operations in the current year resulted primarily of net income of $553 increased by the non-cash asset impairment charge of $1,562, non-cash depreciation expense of $1,560, non-cash interest expense of $1,546 and cash generated by increased working capital of $1,592 less cash interest paid of $218.

SunLink expended $15,538 for capital improvements at our hospitals during the year ended June 30, 2003. This excludes $844 included in accounts payable at June 30, 2003 and subsequently paid in July and August 2003. In addition to routine capital expenditures of $1,278 during the year, primarily for new and replacement equipment, we expended $12,567 for the replacement hospital and new equipment in Jasper, Georgia and $1,693 for a new emergency room at North Georgia Medical Center in Ellijay, Georgia. We believe attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients. The total cost of the new Jasper hospital is approximately $16,000.

Our primary sources of liquidity are cash from continuing operations, borrowing under our credit facilities and a stand-by bridge loan facility. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving credit facility. Our credit facilities include an $8,000 secured revolving line of credit facility which matures December 31, 2004 and a $6,000 secured bank financing facility for the construction of the Jasper replacement hospital. In addition, the net proceeds from a term loan closed in January, 2002 in the amount of $5,800 were used for working capital and to fund a portion of our hospital capital projects which included the replacement hospital in Jasper, Georgia, and the new emergency room in Ellijay, Georgia. At June 30, 2003, the term loan balance was $4,668.

The availability of borrowing under the revolving line of credit facility is based upon, among other things, a borrowing base keyed to the level of the hospital’s receivables. Based upon SunLink’s estimates, the secured line of credit facility provided borrowing capacity of approximately $8,000 at June 30, 2003. Borrowings under the revolving line of credit at June 30, 2003 were $1,915. If the amount or quality of receivables is lower than expected, our borrowing capacity under the secured line of credit facility will also be lower. On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund and two SunLink directors (one of whom is the Chairman and CEO). The facility has a 90 day commitment period during which the loan could be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non- refundable. One-half of the standby commitment fee is creditable against the closing commitment fee. A loan commitment fee of 0.4% of the entire facility is payable upon a draw-down of all, or part of the facility. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the revolving line of credit facility experienced financing problems in early August, 2003 and subsequently filed for bankruptcy on August 25, 2003. Subsequent to their bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit. If SunLink experiences a material adverse change in its business, assets, financial condition, management or operations or the value of the collateral securing the credit facility, we may be unable to draw on the stand by bridge loan facility.

The replacement hospital, Mountainside Medical Center in Jasper, Georgia, opened in May, 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (“the Mountainside Financing Facility”) to provide additional financing for the replacement hospital. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At June 30, 2003, SunLink had borrowed $4,259 under the Mountainside Financing Facility at June 30, 2003 and it borrowed the remaining $1,741 in August 2003. We have funded the construction costs for the Mountainside replacement hospital with the borrowing under the term loan, the revolving line of credit, the Mountainside Financing Facility and with funds from operations.

The Mountainside Financing Facility may be converted to a 20-year mortgage loan three months after the completion of construction, subject to certain conditions, or on March 31, 2004, if not converted prior to that date. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary which owns and operates the Jasper, Georgia hospital.

The debt capacity of our subsidiary, SunLink Healthcare Corp. (“SHC”), which owns the stock of the six hospital subsidiaries acquired in February 2001, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at June 30, 2003, have been able to incur up to approximately $4,158 of additional indebtedness.

Contractual obligations related to long-term debt, noncancelable operating leases and physician guarantees at June 30, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$2,787	$2,174	$2,315
2 years	1,349	1,528	663
3 years	20,678	979	72
4 years	1,556	314
5 years	212	280
More than 5 years	3,194	5,956

	$29,776	$11,231	$3,050

At June 30, 2003, SunLink had contracts with 14 physicians which contain guaranteed minimum gross receipts. The table above shows the maximum obligation SunLink has at June 30, 2003 for physician guarantees. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the year ended June 30, 2003, SunLink expensed $1,910 of physician guarantees compared to $767 during the year ended June 30, 2002.

At June 30, 2003, we had outstanding long-term debt of $29,776, of which $20,063 was incurred in connection with our purchase on February 1, 2001 of our initial six community hospitals and related businesses, $4,259 was outstanding under the Mountainside Financing Facility, $4,668 was outstanding under the term loan, $700 was outstanding under our 15% notes due 2006 issued to partially fund our loan to HealthMont under the amended merger agreement and $86 was related to capital leases. At such date, our debt included a seller financed balloon note of $18,522 and a seller financed zero coupon note of $1,541. The purchase agreement for our initial six hospitals provided for an adjustment to the balloon and zero-coupon notes to the extent working capital at the purchase date was greater or less than an agreed upon amount. In December 2002, SunLink and the seller agreed to a working capital settlement that reduced the balloon note by $350, extended to August 1, 2003 the date that interest payable on the balloon note may be paid in PIK notes and reduced the zero coupon note by $350. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above, the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date may be paid in additional balloon notes due in 2006 and we presently intend to issue PIK notes for interest due through August 1, 2003. Additional promissory notes have been issued for interest payable from February 1, 2001 to December 31, 2002 totaling $2,749 and the interest accrued through June 30, 2003 of $971 has been included in the principal amount of the balloon note. The zero coupon note is due January 31, 2004, has a face amount of $1,650, and has been discounted to a market interest rate of 11.3%. The principal amount of the zero coupon note is subject to reduction for certain indemnified items pursuant to the purchase agreement.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2003 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares subsidiary. The guarantee runs through March 2019. The maximum potential obligation of SunLink under the guarantee would be $8,371. One of SunLink’s U.K. subsidiaries has an option to repurchase the capital stock of the former housewares subsidiary for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee, or under certain other conditions. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. As noted above, our current sources of liquidity are availability under our $8,000 revolving credit facility, remaining availability of $1,741 under our Mountainside Financing Facility related to the hospital being constructed in Jasper, Georgia, the $3,000 stand by bridge loan and cash generated from our community hospital operations. Availability under the revolving credit facility is based upon the level of our receivables. The current availability at June 30, 2003 of approximately $8,000 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Subsequent to their bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses), changes in terms and levels of government and private reimbursement for services and the regulatory environment of the community hospital segment.

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

Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. Subject to completion of the merger, we have agreed that if the merger is completed and, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, we will issue to such letter of credit obligors up to 350,000 of SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

In connection with the proposed merger of HealthMont, we expect to borrow up to $3,000 from a private lender with such borrowings with a three year term secured by the stock and assets of HealthMont. Such borrowings were partially funded in March 2003 in connection with the amended merger agreement with HealthMont through the purchase of $700 of our 15% notes due 2006 by such private lender. The proceeds from the sale of such notes was used to partially fund our loan commitment to HealthMont of up to $1,600, of which $1,000 had been borrowed at June 30, 2003. The loan to HealthMont was used to repay $600 of HealthMont’s senior debt in March and will be used to pay accounts payable. The $3,000 3-year secured term borrowing will be used for working capital and certain merger transaction costs, will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SunLink adopted SFAS No. 146 effective January 1, 2003, and this adoption did not have a material effect on SunLink’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.

FIN No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. SunLink adopted FIN No. 45 effective January 1, 2003. The adoption of this interpretation did not have a material impact on SunLink’s financial condition or results of operations. The disclosure requirements in FIN No. 45 are effective for all financial statements periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SunLink applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and effective December 15, 2002 adopted the disclosure provisions of SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on SunLink’s financial condition or results of operations.

Related Party Transactions

Two directors of SunLink are members of two different law firms, each of whom provide services to SunLink. We have paid $680 for legal services to these law firms in the year ended June 30, 2003.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund and two SunLink directors. The facility has a 90 day commitment period during which the loan may be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non-refundable. The $20 standby commitment fee was paid in September 2003. One-half of the standby commitment fee is creditable against the closing commitment fee. A loan commitment fee of 0.4% of the entire facility is payable upon a draw-down of all or part of the facility at the first drawdown. The standby bridge loan facility was entered by SunLink for short-term financing requirement due to the bankruptcy of its revolving line of credit facility lenders.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

SunLink is exposed to interest rate changes, primarily as a result of borrowings under the revolving credit facility and the Mountainside Financing Facility. Borrowings of $1,915 were outstanding under our revolving credit facility and borrowings of $4,259 were outstanding under the Mountainside Financing Facility at June 30, 2003. A one percent change in the prime rate would result in a change in interest expense of $62 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data

Page

Independent Auditors’ Report	F-1

Consolidated Balance Sheets – June 30, 2003 and 2002	F-2

Consolidated Statements of Earnings – for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001	F-3

Consolidated Statements of Shareholders’ Equity – for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001	F-5

Consolidated Statements of Cash Flows –for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001	F-7

Notes to Consolidated Financial Statements –as of and for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001	F-10

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14 as of June 30, 2003 (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls—There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2003, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2003, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2003, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2003, and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2003, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets—June 30, 2003 and 2002.

Consolidated Statements of Earnings—For the Years Ended June 30, 2003 and 2002, the Three Months Ended June 30, 2001, and the Year Ended March 31, 2001.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2003 and 2002, the Three Months Ended June 30, 2001, and the Year Ended March 31, 2001.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2003 and 2002, the Three Months Ended June 30, 2001, and the Year Ended March 31, 2001.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2003 and 2002, the Three Months Ended June 30, 2001, and the Year Ended March 31, 2001.

(a) (2)  Financial Statement Schedules

Independent Auditors’ Report	At page 44 of this Report.
Schedule I Condensed Financial Information of Registrant	At pages 45-47 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 48 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, has been omitted.

(b)  Reports on Form 8-K

Date of Report	Subject of Report
May 6, 2003	Press Release announcing financial results for the third quarter of fiscal 2003

(c)  Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below:

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

10.2

Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. effective January 1, 2001 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002).

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

10.9	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.10	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.12

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.13

Master Loan Agreement between DVI Financial Services, Inc. and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December 31, 2001 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated March 31, 2002).

10.14

Loan and Security Agreement between DVI Business Credit Corporation and SunLink Healthcare Corp., Southern Health Corporation, Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation of Houston, Inc., Clanton Hospital, Inc. and Dexter Hospital, Inc. dated December 31, 2001 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated March 31, 2002).

10.15

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Harry R. Alvis, dated February 1, 2002 (incorporated by reference from Exhibit 10.1 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.16

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J.T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.17

Loan Agreement among SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc., collectively as Borrowers and SunLink Health Systems, Inc. as Guarantor and Bank of North Georgia, as Bank, dated September 30, 2002 (incorporated by reference from Exhibit 10.4 of SunLink’s 10-Q for the quarter ended September 30, 2002).

10.18

Contract of Guaranty of SunLink Health Systems, Inc. to SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc. collectively as Borrowers and Bank of North Georgia, as Bank, dated September 30, 2002 (incorporated by reference from Exhibit 10.5 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.19

Lock-Up Agreement, dated October 15, 2002, by certain Shareholders of HealthMont, Inc. in favor of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.19 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.20

Non-Competition Agreement and General Release, dated October 15, 2002, by and between Timothy S. Hill and HealthMont, Inc. (incorporated by reference from Exhibit 10.20 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.21

Form of Termination of consulting Agreement, dated October 15, 2002, by and among HealthMont, Inc., [Consultant], and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.21 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.22

Overline Letter of Credit Agreement, dated October 15, 2002, by and among SunLink Health Systems, Inc., HM Acquisition Corp., HealthMont, Inc. and lenders (incorporated by reference from Exhibit 10.22 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.23

Hill Stock Redemption Agreement, dated October 15, 2002, by and among HealthMont, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill (incorporated by reference from Exhibit 10.23 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.24

Consulting Agreement, dated October 15, 2002, by and among HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill Consulting, LLC (incorporated by reference from Exhibit 10.24 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.25

Stock Subscription and Purchase Agreement, dated October 15, 2002, by and among HealthMont of Texas, Inc. and certain individual Purchasers (incorporated by reference from Exhibit 10.25 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.26

Founders Stock Redemption Agreement, dated October 15, 2002, by and among HealthMont, Inc. and certain Shareholders of HealthMont, Inc. (incorporated by reference from Exhibit 10.26 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.27

Indemnity Agreement, dated October 15, 2002, by and between HealthMont of Texas, Inc., HealthMont of Texas I, LLC, GM Acquisition Corp. and SunLink Health Care Systems, Inc. (incorporated by reference from Exhibit 10.27 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.28

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.28 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.29

Employment Letter, dated February 1, 2002, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.29 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.30

Management Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. (incorporated by reference from Exhibit 99.3 of SunLink’s Form 425 filed March 26, 2003).

10.31	Consent to Transaction by Heller HealthCare Finance, Inc. with Waiver of any Defaults dated March 24, 2003 (incorporated by reference from Exhibit 99.4 of SunLink’s Form 425 filed March 26, 2003).

10.32

Subordination Agreement by and among SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and Heller HealthCare Finance Inc. (incorporated by reference from Exhibit 99.5 of SunLink’s Form 425 filed March 26, 2003).

10.33	Loan Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 99.6 of SunLink’s Form 425 filed March 26, 2003).

10.34	Term Loan Note, dated as of March 24, 2003 from HealthMont, Inc. to SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.7 of SunLink’s Form 425 filed March 26, 2003).

10.35	Security Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.8 of SunLink’s Form 425 filed March 26, 2003).

10.36

Subsidiary Security Agreement, dated as of March 24, 2003 among HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and SunLink Health Systems Inc. (incorporated by reference from Exhibit 99.9 of SunLink’s Form 425 filed March 26, 2003).

10.37

Subsidiary Pledge Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.10 of SunLink’s From 425 filed March 26, 2003).

10.38

Subsidiary Guaranty Agreement, as of March 24, 2003 by HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. in favor of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.11 of SunLink’s Form 425 filed March 26, 2003).

10.39	Stock Purchase Warrant, dated as of March 24, 2003 from HealthMont, Inc. to SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.12 of SunLink’s Form 425 filed March 26, 2003).

10.40

Registration Rights Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.13 of SunLink’s Form 425 filed March 26, 2003).

10.41

Environmental Indemnity Agreement, dated as of March 24, 2003 by HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.14 of SunLink’s Form 425 filed March 26, 2003).

10.42

HealthMont, Inc. Subordinated Promissory Note payable to the order of HealthMont of Texas, Inc. in the principal sum of $275,000, dated March 24, 2003 (incorporated by reference from Exhibit 99.15 of SunLink’s Form 425 filed March 26, 2003).

10.43

Amended and Restated Non-Competition Agreement and General Release dated March 24, 2003, by and between HealthMont, Inc. and Timothy S. Hill (incorporated by reference from Exhibit 99.16 of SunLink’s Form 425 filed March 26, 2003).

10.44

Consulting Agreement dated March 24, 2003, by and among Timothy S. Hill, HealthMont of Texas, Inc. and HealthMont of Texas I, LLC (incorporated by reference from Exhibit 99.17 of SunLink’s Form 425 filed March 26, 2003).

10.45

First Amendment to Timothy S. Hill Stock Redemption Agreement dated march 24, 2003, by and among HealthMont, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill (incorporated by reference from Exhibit 99.18 of SunLink’s Form 425 filed March 26, 2003).

10.46

Stock Subscription and Purchase Agreement dated March 24, 2003, by and among HealthMont of Texas, Inc. and certain purchasers (incorporated by reference from Exhibit 99.19 of SunLink’s Form 425 filed March 26, 2003).

10.47

HealthMont of Texas, Inc. Side Letter Agreement regarding investment by certain shareholders in HealthMont of Texas, Inc. (incorporated by reference from Exhibit 99.20 of SunLink’s Form 425 filed March 26, 2003).

10.48

Note Purchase Agreement between SunLink Health Systems, Inc. and Chatham investment Fund I, LLC dated as of March 24, 2003 (incorporated by reference from Exhibit 99.21 of SunLink’s Form 425 filed March 26, 2003).

10.49

HealthMont, Inc. Side Letter Agreement, dated October 15, 2002, with SunLink Health Systems, Inc. regarding extended discovery period insurance policy (incorporated by reference from Exhibit 10.49 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.50	Second Amendment (dated July 30, 2003) to Agreement and Plan of Merger (incorporated by reference from Exhibit 10.50 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.51

First Amendment (dated July 30, 2003) to Management Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. (incorporated by reference from Exhibit 10.51 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.51

First Amendment (dated July 30, 2003) to Management Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. (incorporated by reference from Exhibit 10.51 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.52

Amendment No. 1 (dated July 30, 2003) to Loan Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference to Exhibit 10.52 of SunLink’s Amendment No. 2 from Form S-4 filed August 5, 2003).

10.53

Amendment No. 1 (dated July 30, 2003) to Registration Rights Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.53 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.54

Consent to Transaction by Heller HealthCare Finance, Inc. with Waiver of Defaults, dated July 30, 2003 (incorporated by reference from Exhibit 10.54 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

21.1	List of Subsidiaries.

23.1

Consent of Deloitte & Touche LLP dated September 26, 2003 with respect to material incorporated by reference into the SunLink Health Systems, Inc. Registration Statement on Form S-8 (No. 333-06129) relating to the Company’s 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Company’s Warrants to purchase Common Shares.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2003.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 26, 2003

/s/ JOSEPH T. MORRIS Joseph T. Morris	Chief Financial Officer (principal financial officer)	September 26, 2003

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Principal Accounting Officer (principal accounting officer)	September 26, 2003

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 26, 2003

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 26, 2003

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 26, 2003

/s/ MICHAEL HALL Michael Hall	Director	September 26, 2003

/s/ JAMES J. MULLIGAN James J. Mulligan	Director	September 26, 2003

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 26, 2003

/s/ RONALD J. VANNUKI Ronald J. Vannuki	Director	September 26, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2003 and 2002, and for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001, and the year ended March 31, 2001, and have issued our report thereon dated September 19, 2003 (such report is included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedules of SunLink Health Systems, Inc., listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly, in all material respects the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 19, 2003

SUNLINK HEALTH SYSTEMS, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT, SUNLINK HEALTH SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(All amounts in thousands)

	June 30,
	2003	2002
ASSETS
Cash	$149	$157
Receivables—net	98
Prepaid expenses and other	736	16

Total Current Assets	983	173

Receivables from subsidiaries—net	113	268
Investment in subsidiaries on the equity method	6,710	6,618
Other Assets	1,001	1

Total Assets	$8,807	$7,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$526	$25
Accrued pension	641	727
Other current liabilities	467	353

Total Current Liabilities	1,634	1,105

Long-Term Liabilities:
Long-term debt	700	—

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 5,028 at June 30, 2003 and 4,998 at June 30, 2002	2,514	2,499
Additional paid-in capital	3,662	3,628
Common share warrants	40	—
Retained earnings	720	167
Accumulated other comprehensive loss	(463)	(339)

Total Shareholders’ Equity	6,473	5,955

Total Liabilities and Shareholders’ Equity	$8,807	$7,060

SUNLINK HEALTH SYSTEMS, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT, SUNLINK HEALTH SYSTEMS, INC.

CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

(All amounts in thousands)

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Revenues:
Fees from subsidiaries	$1,592	$804	$237	$393
Dividend income from subsidiaries		17,409

Total revenues	1,592	18,213	237	393
Equity in undistributed net earning (loss) of subsidiaries	(75)	(17,616)	(3,984)	1,907
Operating expenses	(1,198)	(1,423)	(342)	(1,206)
Other income (loss)	—	1,746	—	—
Interest expense	(91)	(88)	(251)	(931)
Interest income	15	21	24	359

Earnings before income taxes	243	853	(4,316)	522
Income tax expense (benefit)	(310)	20	—	44

Net earnings (loss)	$553	$833	$(4,316)	$478
Retained earnings beginning of year	167	(666)	3,650	3,172

Retained earnings end of year	$720	$167	$(666)	$3,650

SUNLINK HEALTH SYSTEMS, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT, SUNLINK HEALTH SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)	$553	$833	$(4,316)	$478

Loss provision from subsidiary			$3,644

Adjustments to reconcile earnings to cash provided by (used) in) operating activities:
Receivables, prepaid expenses and and other assets	(818)	16	57	101
Receivable from subsidiaries	(92)	(27,012)	3	3,103
Other	600	6,698	154	(2,718)

	243	(19,465)	(458)	964
CASH FLOWS FROM INVESTING ACTIVITIES
Loans to HealthMont, Inc.	(1,000)
Proceeds from sale of LTS Holdings Senior Preferred Stock		850
Cash dividends received from subsidiaries		17,409
Capital contributed to subsidiaries		(1,050)		(5,752)

	(1,000)	17,209	—	(5,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	49	35
Additions to long-term debt	700

	749	35	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8)	(2,221)	(458)	(4,788)

CASH AND CASH EQUIVALENTS
Beginning of year	157	2,378	2,836	7,624

End of year	$149	$157	$2,378	$2,836

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (all amounts in thousands)
Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 30, 2003	$5,648	$11,102	$0	$10,902	$5,848
Year Ended
June 30, 2002	$4,264	$10,425	$0	$9,041	$5,648
Three Months Ended
June 30, 2001	$1,708	$2,627	$(71)	$0	$4,264
Year Ended
March 31, 2001	$80	$1,641	$(9)	$4	$1,708

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 20, 2003	$4,872	$232	$0	$0	$5,104
Year Ended
June 30, 2002	$6,352	$176	$(1,656)	$0	$4,872
Three Months Ended
June 30, 2001	$5,897	$455	$0	$0	$6,352
Year Ended
March 31, 2001	$3,505	$157	$2,235	$0	$5,897

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 19, 2003

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

(All amounts in thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,773	$5,719
Receivables—net	12,012	10,857
Medical supplies	2,005	1,774
Asset held for sale	530
Prepaid expenses and other	1,306	1,212

Total current assets	17,626	19,562

PROPERTY, PLANT, AND EQUIPMENT—At cost
Land	2,145	2,274
Buildings and improvements	26,295	18,221
Equipment and fixtures	14,430	6,116
Construction in progress		3,846

	42,870	30,457
Less accumulated depreciation	3,202	1,861

Property, plant, and equipment—net	39,668	28,596

OTHER NONCURRENT ASSETS	2,159	413

TOTAL ASSETS	$59,453	$48,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,417	$3,988
Revolving advances	1,915
Third-party payor settlements	4,687	5,088
Current maturities of long-term debt	2,787	940
Accrued payroll and related taxes	4,340	3,477
Pension liability	641	727
Net current liability reserve for discontinued operations	150	164
Other accrued expenses	2,903	2,127

Total current liabilities	23,840	16,511

LONG-TERM LIABILITIES:
Long-term debt	26,989	23,281
Noncurrent liability for professional liability risks	683	1,151
Noncurrent liability reserve for discontinued operations	1,468	1,673

Total long-term liabilities	29,140	26,105

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, no par value; authorized, 12,000 shares; issued and outstanding, 5,028 shares at June 30, 2003 and 4,998 shares at June 30, 2002	2,514	2,499
Additional paid-in capital	3,662	3,628
Common share warrants	40
Retained earnings	720	167
Accumulated other comprehensive loss	(463)	(339)

Total shareholders’ equity	6,473	5,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,453	$48,571

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,

THE THREE MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED MARCH 31, 2001

(All amounts in thousands, except per share amounts)

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Net revenues	$99,201	$87,165	$20,527	$13,639

Cost of patient service revenues:
Salaries, wages, and benefits	46,253	41,961	10,057	7,138
Provision for bad debts	11,102	10,425	2,627	1,637
Supplies	11,604	9,776	2,320	1,586
Purchased services	7,797	7,338	1,855	1,191
Other operating expenses	13,634	11,534	2,527	2,196
Rents and leases expense	2,255	2,131	518	355
Depreciation and amortization	1,560	1,353	300	191
Asset impairment charge	1,562	—
Gain on sales of property and equipment	(10)	(332)	—	—

	95,757	84,186	20,204	14,294

Operating profit (loss)	3,444	2,979	323	(655)
Other income (expense):
Interest expense	(2,566)	(3,007)	(667)	(447)
Interest income	56	56	25	496
Merger expenses	(411)	0	0	0

Earnings (loss) from continuing operations Before income taxes	523	28	(319)	(606)
Income tax expense	247	126	0	275

Earnings (loss) from continuing operations	276	(98)	(319)	(881)

Earnings (loss) from discontinued operations, net	277	931	(3,997)	1,359

Net earnings (loss)	$553	$833	$(4,316)	$478

Earnings (loss) per share:
Continuing operations:
Basic	$0.06	$(0.02)	$(0.06)	$(0.18)

Diluted	$0.05	$(0.02)	$(0.06)	$(0.18)

Discontinued operations:
Basic	$0.06	$0.19	$(0.81)	$0.28

Diluted	$0.05	$0.19	$(0.81)	$0.28

Net earnings (loss):
Basic	$0.11	$0.17	$(0.87)	$0.10

Diluted	$0.10	$0.17	$(0.87)	$0.10

Weighted-average common shares outstanding:
Basic	5,002	4,980	4,976	4,976

Diluted	5,290	4,980	4,976	4,976

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,

THE THREE MONTHS ENDED JUNE 30, 2001, AND THE YEAR ENDED MARCH 31, 2001

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Common Share Warrants	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
MARCH 31, 2000	4,976	$2,488	$3,604	$3,172		$249	$9,513
Net earnings				478			478
Foreign currency translation adjustment						(300)	(300)
Minimum pension liability adjustment, net of tax of $31						(60)	(60)

Total comphrensive income							118

MARCH 31, 2001	4,976	2,488	3,604	3,650		(111)	9,631
Net loss				(4,316)			(4,316)
Foreign currency translation adjustment						(8)	(8)

Total comphrensive income							(4,324)

JUNE 30, 2001	4,976	2,488	3,604	(666)		(119)	5,307
Net earnings				833			833
Foreign currency translation adjustment						(181)	(181)
Minimum pension liability adjustment, net of tax of $21						(39)	(39)

Total comprehensive income							613
Common shares issued	22	11	24				35

JUNE 30, 2002	4,998	2,499	3,628	167		(339)	5,955
Net earnings				553			553
Foreign currency translation adjustment						(88)	(88)
Minimum pension liability adjustment, net of tax of $19						(36)	(36)

Total comprehensive income							429

Common share warrants issued					40		40
Common shares issued	30	15	34				49

JUNE 30, 2003	5,028	$2,514	$3,662	$720	$40	$(463)	$6,473

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,

THE THREE MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED MARCH 31, 2001

(All amounts in thousands)

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$553	$833	$(4,316)	$478
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,560	1,353	300	191
Interest capitalized on long-term debt	1,546	2,111	491	317
Gain on sale of Klippan Limited				(2,457)
Gain on sale of LTS Holdings Senior Preferred Stock		(846)
Gain on sale of assets	(10)	(332)
Asset impairment charge	1,562
Provision for loss from discontinued operations			3,644
Change in assets and liabilities (excluding effect of acquisition):
Receivables	(902)	(1,164)	1,421	511
Medical supplies	(231)	25	(39)	(22)
Prepaid expenses and other assets	(1,045)	(13)	86	(327)
Accounts payable and accrued expenses	4,013	2,626	(540)	398
Income taxes	203	59	3	(327)
Third-party payor settlements	(401)	(901)	(52)	(389)
Net cash provided by (used in) discontinued operations	(253)	(237)	75	631

Net cash provided by (used in) operating activities	6,595	3,514	1,073	(996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to HealthMont, Inc.	(1,000)
Expenditures for property, plant, and equipment	(15,538)	(5,636)	(718)	(755)
Proceeds from sales of assets	18	1,737
Proceeds from sale of LTS Holdings Senior Preferred Stock		850
Cash paid in SunLink Acquisition				(4,759)
Cash acquired in SunLink Acquisition				232
Proceeds from sale of Klippan Limited				2,487

Net cash used in investing activities	(16,520)	(3,049)	(718)	(2,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	49	35
Additions to long-term debt	4,959	6,106
Payment of long-term debt	(949)	(4,432)		(664)
Revolving advances - net	1,915

Net cash provided by (used in) financing activities	5,974	1,709		(664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	5	(1)	(4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,946)	2,179	354	(4,459)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,719	3,540	3,186	7,645

End of year	$1,773	$5,719	$3,540	$3,186

(Continued)

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,

THE THREE MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED MARCH 31, 2001

(All amounts in thousands)

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001		Year Ended March 31, 2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Effect of acquisition of community hospital segment:
Fair value of assets acquired						$39,356
Liabilities assumed and expenses paid						(15,000)

						24,356
Less debt financing						(19,597)

Cash paid						4,759
Less cash acquired						(232)

Net cash paid for acquisition						$4,527

Noncash investing and financing activities—Long-term debt issued as payment-in-kind for interest payable	$790	$1,518		$482	$

Cash paid for:
Income taxes	$83	$67	$			$356

Interest, net of amounts capitalized	$218	$585		$143		$46

(Concluded)

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,

THE THREE MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED MARCH 31, 2001

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (‘SunLink”) is a provider of healthcare services through the operation of community hospitals in the United States. In February 2001, SunLink acquired its existing hospitals and began healthcare operations. Through its subsidiaries, SunLink operates a total of six community hospitals in four states. Five of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 328 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its six existing hospitals supplemented by growth from selected hospital acquisitions. During the fiscal year ended June 30, 2003, SunLink concentrated its efforts on the operation and improvement of its six hospitals and, as discussed in Note 3, the potential acquisition of HealthMont, Inc., but continued to review certain hospitals which were for sale and selected hospitals which SunLink determined might become available for sale.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances and risks of losses from claims, casualties, and other events, all as discussed in more detail in the remainder of Note 2. Actual results could differ materially from these estimates.

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payers, published reimbursement rates, and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2003, there were no material claims or disputes with third-party payors.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charity Care—Sunlink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rated. Because SunLink does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of whom reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid represent SunLink’s only significant concentrations of credit risk.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less.

Medical Supplies—Medical supplies are valued at the lower of cost or market, using the first-in, first-out method.

Allowance for Doubtful Accounts—Accounts receivable are reduced by an allowance for amounts estimated to become uncollectable in the future. Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients. SunLink’s calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

Property, Plant, and Equipment—Property, plant and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

Risk Management—SunLink is exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of, assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in SunLink’s judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims, net of estimated insurance recoveries.

In connection with the acquisition of its existing six hospitals, SunLink assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. SunLink has purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These estimates are based on actuarially determined amounts.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SunLink self-insures for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

SunLink accrues an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon management’s review of claims reported and historical loss data.

SunLink records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrues the most likely amount of loss based the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to SunLink, if any, SunLink continually revises estimated losses as additional facts become known.

Long-lived Assets—SunLink periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. SunLink does not have any goodwill as of June 30, 2003.

Income Taxes—SunLink accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Stock-Based Compensation—SunLink measures compensation cost for stock options issued to employees using the intrinsic value-based method of accounting.

Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method, are as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Net earnings (loss)	$553	$833	$(4,316)	$478
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	70	202	0	239
Pro forma net earnings (loss)	$483	$631	$(4,316)	$239
Net earnings (loss) per share:
Basic—as reported	0.11	0.17	(0.87)	0.10
Basic—pro forma	0.10	0.13	(0.87)	0.05

Diluted—as reported	0.10	0.17	(0.87)	0.10
Diluted—pro forma	0.09	0.13	(0.87)	0.05

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s discounted long-term debt is estimated to approximate its recorded value due to its recent valuation and relatively short maturity periods (three to five years).

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s Incentive Stock Option Plan and outstanding stock purchase warrants issued by SunLink. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards—In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SunLink adopted SFAS No. 146 effective January 1, 2003, and this adoption did not have a material effect on SunLink’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. SunLink adopted FIN No. 45 effective January 1, 2003. The adoption of this interpretation did not have a material impact on SunLink’s financial condition or results of operations. The disclosure requirements in FIN No. 45 are effective for all financial statements periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SunLink applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and effective December 15, 2002 adopted the disclosure provisions of SFAS No. 148 The adoption of SFAS No. 148 did not have a material impact on the SunLink’s financial condition or results of operations.

Reclassifications—Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	POTENTIAL ACQUISITION OF HEALTHMONT, INC.

On October 15, 2002, SunLink announced that it and a wholly owned subsidiary of SunLink had signed a definitive merger agreement to acquire all of the outstanding capital stock of HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. If the transaction is consummated, SunLink would acquire two community hospitals: Memorial Hospital of Adel, a 60 bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. Upon completion of the merger, SunLink would operate eight community hospitals with a total of 437 beds.

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

On March 24, 2003, SunLink and HealthMont announced the merger agreement had been amended and modified. SunLink and HealthMont agreed to extend the merger agreement through June 30, 2003. The SunLink also agreed to extend a loan to HealthMont of up to $1,100, of which $600 was loaned on March 24, 2003 to allow HealthMont to repay senior debt of approximately $600 in connection with the sale of its hospital in San Benito, Texas, (which SunLink would not acquire). Additionally, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement expiring on August 31, 2003 for a fee of $80 per month. A commitment from a third party lender for a proposed $3,000, 3 year secured term loan to SunLink was modified in connection with the amended merger agreement to allow SunLink to borrow up to $700 prior to the closing of the merger. Such amount was borrowed in March 2003 through the sale of $700 of SunLink’s notes and was used as partial funding for SunLink’s $1,100 loan to HealthMont. The remaining $2,300 loan commitment will be used for payment of certain transaction costs and for working capital needs. The notes and the remaining borrowings will bear an interest rate of 15% per annum. The notes require and the remaining borrowing will require SunLink to pay certain fees. SunLink will also issue warrants to purchase 75,000 of its common shares at an exercise price of $0.01 per share, of which 17,500 warrants were issued in March 2003 in connection with the $700 term loan. SunLink recorded the warrants at fair value. The fair value of the warrants was estimated to be $40 using the Black-Scholes method.

On June 30, 2003, SunLink and HealthMont announced the merger agreement had been further amended and modified to extend the merger agreement through September 30, 2003. SunLink also agreed to extend a loan to HealthMont of up to $1,600, of which $1,000 had been loaned on June 30, 2003.

Under the terms of the merger agreement as amended, SunLink would, among other things, issue to the shareholders of HealthMont up to 1,155,000 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont currently has approximately 120 shareholders and approximately 6,248,000 HealthMont shares are expected to be outstanding immediately prior to closing. However, because SunLink received warrants to purchase 135,000 HealthMont shares in connection with the working capital loan to HealthMont, the exchange ratio is expected to decline slightly, such that each HealthMont shareholder is expected to receive one common share of SunLink for each 5.5249 HealthMont shares (approximately 0.1810 of a common share of SunLink for each share of HealthMont), or a total of approximately 1,131,000 SunLink’s common shares.

In addition, SunLink would issue 95,000 common shares in connection with the transaction to settle certain contractual obligations of HealthMont to its officers and directors. SunLink would also become obligated to issue approximately 20,000 common shares upon exercise of outstanding HealthMont options.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the transaction, SunLink would also assume HealthMont’s debt, currently approximately $10,200. Subject to a number of conditions, HealthMont obtained the consent of its senior lender, to the proposed merger of HealthMont with SunLink, and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Upon completion of the merger, HealthMont’s senior lender would hold warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. Subject to completion of the merger, SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 of SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink would also pay to such letter of creditor obligors a 5% commitment fee annually through August 31, 2005 in consideration of their obligations to maintain the letters of credit in effect.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations expected to be assumed, plus currently estimated transaction costs, the price to SunLink of the transaction would be approximately $15,400.

On January 29, 2003, SunLink filed its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission for a special shareholders’ meeting to vote on the proposed merger. On April 25, 2003 and August 5, 2003, SunLink filed amendments to its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission. On August 11, 2003, SunLink filed a final amendment to its preliminary joint Proxy/Registration Statement on Form S-4 with the Securities and Exchange Commission. On August 12, 2003, the Securities and Exchange Commission declared effective the registration statement for the issuance of SunLink’s common shares in connection with the acquisition of HealthMont. The mailing of the joint proxy/prospectus for the special shareholder meeting commenced on August 13, 2003. The transaction was approved by HealthMonth’s shareholders on September 17, 2003 and SunLink’s shareholders on September 18, 2003 at each company’s respective special meeting of shareholders. Completion of the merger is subject to financing arrangements expected to be completed by September 30, 2003.

The net revenues of the two HealthMont facilities to be acquired through the merger were approximately $32,200, as reported by HealthMont for the twelve months ended March 31, 2003. SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink will not acquire HealthMont’s corporate staff and offices in connection with the merger.

4.	ACQUISITION

On February 1, 2001, SunLink, through its hospital-operating subsidiary, SunLink Healthcare Corp. (“SHC”), completed the acquisition of six community hospitals and related businesses for a purchase price of $26,444. The operating results of the six community hospitals and related businesses are reported in business segment information under the community hospital segment. The purchase price was funded with $3,590 cash from internally available funds, $4,000 of short-term debt, $15,597 of seller-financed debt, and the assumption of liabilities and transaction costs of $3,257. The purchase agreement for the SunLink Acquisition includes a provision for the settlement of the working capital at the purchase date of the acquired hospitals and related businesses. In December 2002, SHC and the seller agreed to a working capital settlement that reduced the seller-financed debt by $659.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of earnings include the results of the six community hospitals and related businesses beginning February 1, 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition as determined by SunLink’s management based on information currently available and independent appraisals of the acquired property, plant, and equipment. No goodwill was generated through the acquisition. The allocation of the purchase price is as follows:

Estimated fair values
Assets acquired	$39,356
Liabilities assumed	12,912

$26,444

The following unaudited pro forma results of operations for the year ended March 31, 2001 give effect to SunLink’s acquisition of the six community hospitals and related businesses as if it had occurred as of April 1, 1999. The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results do not include any anticipated cost savings or other effects of the planned integration of the six community hospitals and related businesses and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Pro forma (Unaudited) Year Ended March 31, 2001
Net revenues	$78,861
Loss from continuing operations	(5,780)
Earnings from discontinued operations	1,359
Net loss	(4,421)
Loss per share from continuing operations—basic and diluted	(1.16)
Earnings per share from discontinued operations—basic and diluted	0.27
Net loss per common share—basic and diluted	(0.89)

5.	DISCONTINUED OPERATIONS

Housewares Segment—Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. During the year ended June 30, 2003, a gain from discontinued operations of $331 was recorded relating to a domestic capital tax loss carryforward on the disposal of Beldray. This capital loss carry-back resulted from carrying back capital losses on SunLink’s investment in Beldray against capital gains of earlier years. During the three months ended June 30, 2001, SunLink reported a charge to discontinued operations relating to Beldray of $3,989. The charge was composed of losses from operations of $2,433 (including an asset impairment provision of $2,088 to reduce the carrying value of Beldray’s net assets to net realizable value of $0) and a loss on disposal of Beldray of $1,556, including $687 for estimated operating losses through the disposal date. During the year ended June 30, 2002, earnings from the disposal of $170 were reported.

Noncurrent Liability Reserves for Discontinued Operations at June 30, 2003 include $1,123 relating to the housewares segment which represents a reserve for a portion of a guarantee by one of SunLink’s U.K.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. The guarantee runs through March 2019 and was made by the U.K. subsidiary of SunLink for Beldray’s lease obligation when Beldray was owned by the subsidiary. The maximum potential obligation of SunLink under the guarantee would be $8,371. One of SunLink’s U.K. subsidiaries has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee, or under certain other conditions.

Life Sciences and Engineering Segment—On November 5, 2001, SunLink sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. (“Wyle”), to LTS Holdings Inc. for $850 in cash. The senior preferred stock had been recorded by SunLink at a value of zero due to the highly leveraged nature of LTS Holdings Inc.

Child Safety Segment—On January 29, 2001, SunLink sold its European child safety subsidiary, Klippan Limited (“Klippan”). A gain of $2,457 was reported on the sale.

Over the past fifteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink adjusts its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

The following is a summary of the loss reserves for discontinued operations:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Beginning balance	$1,837	$4,641	$1,049	$1,188
Provision for losses	—	—	3,989	—
Usage—net	(292)	(2,935)	(380)	(139)
Exchange differences	73	131	(17)	—

Ending balance	$1,618	$1,837	$4,641	$1,049

Industrial Segment	495	787	1,014	1,049
Housewares Segment	1,123	1,050	3,627	0

	$1,618	$1,837	$4,641	$1,049

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Revenues:
Housewares segment		$6,098	$6,363	$28,035

Child Safety segment				$10,622

Earnings (loss) from discontinued operations:
Houseswares segment:
Gain on disposal of Beldray		$170	$(1,556)
Earnings (loss) from operations before income taxes			(2,433)	$(260)
Income taxes	$(331)			225

Earnings (loss) from housewares segment after income taxes	331	170	(3,989)	(485)

Child safety segment:
Pretax gain on sale of Klippan				2,457
Loss from operations before income taxes				(390)
Income taxes				84

Earnings (loss) from child safety segment after income taxes				1,983

Life sciences and engineering segment:
Pretax gain on sale of Wyle shares		846
Loss from operations before income taxes	(72)	(65)	(8)	(95)
Income taxes	(18)	20		44

Earnings (loss) from life sciences and engineering segment after income taxes	(54)	761	(8)	(139)

Earnings (loss) from discontinued operations	$277	$931	$(3,997)	$1,359

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    NET REVENUES AND RECEIVABLES

The U.S. community hospital segment of SunLink has agreements with third-party payors that provide for payments at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

Medicare—Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per Diagnosis Related Group. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. Cost reimbursable items are paid at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary.

Medicaid—Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicaid fiscal intermediary.

The U.S. community hospital segment of SunLink also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment under these agreements includes prospectively determined rates per discharge, discounts from established charges, reimbursement of costs (as defined), and prospectively determined daily rates.

Summary information for receivables is as follows:

	June 30,
	2003	2002
Patient accounts receivable (net of contractual allowances)	$17,763	$16,269
Less allowance for doubtful accounts	(5,848)	(5,648)

Patient accounts receivable (net of allowances)	11,915	10,621
Other accounts receivables	97	236

Total	$12,012	$10,857

Net revenues included $1,580 and $881 for the years ended June 30, 2003 and 2002, respectively, for settlements and cost report filings of prior year third-party payor issues.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    LONG-TERM DEBT

	June 30, 2003	June 30, 2002
Senior subordinated note, net of unamortized discount of $1,848 and $2,278	$18,522	$16,856
Senior subordinated zero coupon note, net of unamortized discount of $109 and $339	1,541	1,661
Term loan	4,668	5,577
Mountainside financing facility	4,259
Acquisition term loan	700
Other	86	127

Total	29,776	24,221
Less current maturities	(2,787)	(940)

	$26,989	$23,281

Seller Financing—In connection with the acquisition of SunLink’s six existing hospitals, SHC issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller. The purchase agreement for the six hospitals included a provision for a potential adjustment to the purchase price to the extent working capital at the purchase date was determined to be greater or less than an agreed-upon amount. In December 2002, SHC and the seller agreed to a working capital settlement that reduced the senior subordinated note by $350, extended the date that interest payable on the senior subordinated note may be paid in additional promissory notes to August 1, 2003, and reduced the senior subordinated zero coupon note by $350. The adjustments to the notes were accounted for as a reduction in the purchase price and allocated to reduce the basis of long-lived assets acquired. A cumulative adjustment for interest expense recorded for these two notes from February 1, 2001 to December 31, 2002 reduced interest expense by $134 for the year ended June 30, 2003.

The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $2,749 for interest from February 1, 2001 through December 31, 2002 have been issued and the accrued interest payable at June 30, 2003 of $971 is included in the senior subordinated note. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance, therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note, adjusted for the reduction in the principal amount in December 2002, was $2,873.

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

The discounts on the long-term debt were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instruments using the effective interest method. For the years ended June 30, 2003 and 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, SunLink recognized amortization expense on the discounts of $619, $583, $126 and $79, respectively.

The loan agreement pursuant to which the senior subordinated note and the senior subordinated zero coupon note were issued requires that SHC grant to the lender a security interest in, and mortgage on, collateral

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note and the senior subordinated zero coupon note presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of these notes. Further, these notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate does not exceed $15,000, other than debt incurred in connection with certain future acquisitions. The loan agreement also prohibits the payment of dividends or other distributions in respect of capital stock of SHC or other payments to SunLink. As of June 30, 2003, total stockholder’s equity of SHC was approximately $7,800.

Credit Facility—On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The availability of borrowings under the revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provides borrowing capacity of approximately $8,000 at June 30, 2003. Borrowings under the revolving line of credit were $1,915 at June 30, 2003. The revolving line of credit is secured by the patient accounts receivable of SHC. On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund and two SunLink directors as described in Note 13. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the revolving line of credit facility experienced financing problems in early August 2003 and subsequently filed for bankruptcy on August 25, 2003. Subsequent to their bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit.

The net proceeds from the secured term loan of $5,800 (net of $200 costs and fees) were used for working capital and to fund a portion of SunLink’s hospital capital projects which include a new replacement hospital in Jasper, Georgia, and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC’s real and personal property, except for patient accounts receivables, as well as the capital stock owned by SHC and its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan.

Mountainside Financing Facility—On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the “Mountainside Financing Facility”) to provide financing for the Mountainside Medical Center replacement hospital in Jasper, Georgia. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At June 30, 2003, SunLink had borrowed $4,259 under the Mountainside Financing Facility.

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

SunLink funded the construction costs of the Mountainside Medical Center replacement hospital from the term loan, revolving credit facility, a $6,000 secured bank financing facility and internal funds. The replacement facility opened in May 2003.

Healthmont Secured Term Loan Commitment—In connection with the potential merger with HealthMont, SunLink has obtained a commitment for a $3,000, 3 year, secured term loan with an interest rate of 15%. On March 21, 2003, this commitment was modified and SunLink borrowed $700 through the sale of SunLink’s 15% notes due March 2006 to be used as partial funding for the $1,500 of loans by SunLink to HealthMont.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition Bridge Loan—In connection with the SunLink Acquisition, SunLink entered into a short-term bridge loan with three separate private equity funds in the amount of $4,000, which was due on February 1, 2002. The loan was repaid in full in December 2001.

SunLink incurred loan costs of $72, $502, $68, and $126 during the years ended June 30, 2003 and 2002, the three months ended June 30, 2001, and the year ended March 31, 2001, respectively. SunLink capitalized and amortized these costs to interest expense over the terms of the related debt (66 months for the Credit facility Term Loan, 36 months for the Credit facility Revolving Line of Credit, and 6 months for the Acquisition Bridge Loan). The interest expense related to deferred loan cost amortization was $178, $92, $40, and $27 for the years ended June 30, 2003 and 30, 2002, the three months ended June 30, 2001, and the year ended March 31, 2001, respectively.

Annual required debt payments for the next five fiscal years ending June 30 and thereafter are as follows:

June 30,
2004	$2,787
2005	1,349
2006	20,678
2007	1,556
2008	212
Thereafter	3,194

Total	$29,776

8.    SHAREHOLDERS’ EQUITY

Stock Option Plans—On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 52,500 shares have been granted through June 30, 2003 therefore, 37,500 shares are available for grant at June 30, 2003. No options under this plan have been exercised through June 30, 2003. Vesting and option expiration periods for all option plans are determined by the Board of Directors but may not exceed 10 years.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permits the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Through June 30, 2003, options for 664,600 shares have been granted; 145,400 shares are available for grant and options totaling 10,000 shares under this plan have been exercised. Vesting and option expiration periods for all option plans are determined by the Board of Directors but may not exceed 10 years.

SunLink’s 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees for purchase of up to 250,000 common shares through May 2005. No options are available for grant under the 1995 Plan at June 30, 2003. Vesting and option expiration periods for all option plans are determined by the Board of Directors but may not exceed 10 years. Options for 151,250 shares have been exercised and options for 98,750 shares are outstanding at June 30, 2003.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding, March 31, 2000	85,000	$1.78	$1.69—$4.50
Granted	595,000	1.48	1.25—1.50

Options outstanding March 31, 2001	680,000	1.51	1.25—3.00

Options outstanding June 30, 2001	680,000	1.51	1.25—3.00
Granted	126,500	2.66	1.50—4.00
Exercised	(21,250)	1.64	1.25—1.69
Forfeited	(9,000)	2.91	2.91

Options outstanding June 30, 2002	776,250	1.68	$1.25—$4.00
Granted	59,600	2.77	$2.50—$3.00
Exercised	(30,000)	1.63	$1.50—$1.69

Options outstanding June 30, 2003	805,850	$1.59	$1.25—$4.00

Options exercisable, March 31, 2001	107,500	$1.65	$1.50—$3.00

Options exercisable, June 30, 2001	107,500	$1.65	$1.25—$3.00

Options exercisable, June 30, 2002	271,750	$1.56	$1.25—$3.00

Options exercisable, June 30, 2003	424,500	$1.62	$1.25—$4.00

The weighted-average fair value of the options granted during the years ended June 30, 2003 and 2002 and March 31, 2001 was $1.59, $1.90 and $1.07, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2003 and 2002 and March 31, 2001, respectively: estimated volatility of 63%, 69% and 64%; risk-free interest rate of 4.5%, 4.1% and 5.0%; dividend yield of 0% for all years; and, an expected life of 5.0 years, 5.0 years and 6.4 years. No stock options were granted during the three months ended June 30, 2001.

Information with respect to stock options outstanding and exercisable at June 30, 2003 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$1.25	52,500	2.10	21,000
$1.50	575,000	5.15	336,000
$1.69	40,250	0.48	40,250
$2.50	28,000	7.49
$2.91	43,500	6.08	14,000
$3.00	37,600	5.97	6,000
$4.00	29,000	6.10	7,250

	805,850	4.92	424,500

Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of SunLink’s common shares at the grant date.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—SunLink issued warrants to shareholders of record on December 23, 1995. For each five common shares held, SunLink distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase, in the aggregate, 999,487 common shares for $8.625 per share through their expiration on January 31, 2007. SunLink may reduce the purchase price at any time. SunLink’s valuation of the warrants extended to 2007 reflected a nominal value.

On March 23, 2003, in connection with the Acquisition term loan under which SunLink borrowed $700, SunLink issued a warrant for 17,500 common shares. The warrant may be exercised in whole or in part a nominal exercise of $0.01 per share until March 24, 2013. SunLink recorded the warrants at fair value. The fair value of the warrants was estimated to be $40 using the Black-Scholes method.

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (loss)
March 31, 2000	$410	$(161)	$249
Current period change	(300)	(60)	(360)

March 31, 2001	110	(221)	(111)
Current period change	(8)		(8)

June 30, 2001	102	(221)	(119)
Current period change	(181)	(39)	(220)

June 30, 2002	(79)	(260)	(339)
Current period change	(88)	(36)	(124)

June 30, 2003	$(167)	$(296)	$(463)

9.    INCOME TAXES

The provisions (benefits) for income taxes on continuing operations include the following:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Domestic:
Current	$247	$126	$	$50
Deferred

Total domestic tax expense	247	126		50
Foreign:
Current				225
Deferred

Total foreign tax expense				225

Total income tax expense	$247	$126	$	$275

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets recorded in the balance sheets include the following:

	June 30,
	2003		2002
Domestic:
Alternative minimum tax credit carryforward		$428	$36
Foreign tax credit carryforwards			904
Provision for loss on discontinued operations		198	315
Net operating loss carryforward		3,550	2,634
Depreciation expense		(2,849)	(2,429)
Allowances for receivables		1,293	1,177
Accrued expenses		949	639
Pension liabilities		192	291
Other		45	43

		3,806	3,610
Less valuation allowance		(3,806)	(3,610)

Total domestic deferred tax assets		$—	$—

Foreign:
Net operating loss carryforwards		111	111
Tax prepayments not currently utilized		840	840
Restructuring		337	311
Other

		1,288	1,262
Less valuation allowance		(1,288)	(1,262)

Total foreign deferred tax assets		—	—

Net deferred tax assets	$		$—

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Year End June 30, 2003	Year End June 30, 2002	Three Months Ended June 30, 2001	Year Ended March 31, 2001
Income taxes at Federal statutory rate	$178	$10	$(109)	$(206)
Foreign tax rate differential	—	—		25
Changes in valuation allowance—continuing operations	316	176	(174)	139
U.S. deemed dividend	—	—		248
U.S. state income taxes	138	21
Other	$(385)	$(81)	$283	69

Total income tax expenses (benefit)—continuing operations	$247	$126	$—	$275

The Company provided a deferred tax valuation allowance for the domestic tax assets in the years ended June 30, 2003 and 2002 so that the net domestic tax assets are $0. Based upon management’s assessment, it is more likely than not that none of the domestic deferred tax assets

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be realized through future taxable earnings or implementation of tax planning strategies. A tax planning strategy for usage of the other net domestic tax assets is considered not likely as well. As a result, a valuation allowance has also been provided for these assets. The domestic net operating loss carryforwards expire in 2020 and 2021.

The Company provided a deferred tax valuation allowance for the foreign tax assets in the years ended June 30, 2003 and 2002 and the three months ended June 30, 2001 so that the net foreign tax assets are $0. Based upon management’s assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Usage of the tax prepayments in the future are considered less likely than not, due to the net operating loss carryforwards, a change in the U.K. tax law effective April 2000, and the role of the all foreign operating businesses.

10.    EMPLOYEE BENEFITS

Defined Benefit Plans—Prior to 1997, SunLink historically maintained defined benefit retirement plans covering substantially all of its employees with benefits based on years of service and level of earnings. SunLink funds one domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974. No defined benefit plan is maintained for the community hospital segment employees.

Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. With the sale of SunLink’s life sciences and engineering segment in the fiscal year ended March 31, 1999, net domestic pension expense is now classified as an expense of discontinued operations. During the year ended March 31, 2001, SunLink recognized curtailment losses of $46 for partial plan settlement of pension obligations to vested former employees.

The components of net pension expense for all plans (comprised solely of domestic plans), excluding the curtailment losses above, were as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Three months Ended June 30, 2001	Year Ended March 31, 2002
Service cost	$—	$—	$—	$—
Interest cost	82	91	11	101
Expected return on assets	(48)	(49)	(5)	(61)
Amortization of prior service cost	20	23	2	9

Net pension expense	$54	$65	$8	$49

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%	6.50%
Expected return on plan assets	6.50	6.50	6.50	6.50
Rate of compensation increase	0.00	0.00	0.00	0.00

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for all plans (comprised solely of domestic plans) is as follows:

	June 30, 2003	June 30, 2002

Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,405	$1,406
Service cost	—	—
Interest cost	82	91
Actuarial (gain) loss	(11)	(9)
Benefits paid	(59)	(83)
Exchange differences		—

Benefit obligation at end of year	$1,417	$1,405

Change in Plan Assets
Fair value of plan assets at beginning of year	$678	$611
Actual return (loss) on plan assets	(38)	(43)
Company contributions	195	193
Benefits paid	(59)	(83)

Fair value of plan assets at end of year	$776	$678

Funded (unfunded) status of the plans	$(641)	$(727)
Unrecognized actuarial loss (gain)	449	394
Unrecognized prior service cost		—

Accrued cost	$(192)	$(333)

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost
Accrued benefit liability	$(641)	$(727)
Accumulated other comprehensive income*	449	394

Net amount recognized	(192)	(333)

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all community hospital segment employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its Board of Directors. Plan expense was $363, $411 for the years ended June 30, 2003 and 2002 and $82 for the three months ended June 30, 2001.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    ASSET HELD FOR SALE AND IMPAIRMENT OF LONG-LIVED ASSET

SunLink opened its new Mountainside Medical Center replacement hospital in Jasper, Georgia, in May 2003. During the year ended June 30, 2003, SunLink determined that the carrying value of its old hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write the hospital and the medical office building down to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated discounted cash flows generated by these uses. The medical office building is being retained and continues to be leased to medical practitioners. The old hospital facility is held for sale. The net book of value of $530 for the old hospital facility is shown as an asset held for sale on the consolidated balance sheet at June 30, 2003.

12.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 97 years. Minimum lease commitments as of June 30, 2003 are as follows:

Operating Leases
Fiscal year ending June 30:
2004	$2,174
2005	1,528
2006	979
2007	314
2008	280
Thereafter	5,956

Total minimum lease payments	$11,231

Physician Guarantees—At June 30, 2003, SunLink had contracts with 14 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to each physician on an accrual basis. Each physician’s gross patient receipts are accumulated monthly and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $1,910, $767, $29 and $25 for the fiscal years ended June 30, 2003 and June 30, 2002, the three months ended June 30, 2001 and the fiscal year ended March 31, 2001, respectively. The table below shows the maximum obligation SunLink has at June 30, 2003 for the noncancelable commitments under these employment contracts.

Fiscal year ending June 30:
2004	$2,315
2005	663
2006	72

Total	$3,050

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Commitments—As of June 30, 2003, SunLink has no material commitments for capital expenditures. Approximately $1,000 of unpaid costs related to the replacement facility for Mountainside Medical Center has been recorded in accounts payable at June 30, 2003. SunLink expects to spend approximately $2,300 in additional capital expenditures in the fiscal year ended June 30, 2004, primarily new and replacement equipment.

Litigation—The Company is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. The Privacy Rule of HIPAA became effective April 14, 2003. SunLink developed and implemented individually tailored policies and procedures to comply with the Privacy Rule. Compliance with the Electronic Data Interchange Transaction Code Standards of HIPPA are required by October 16, 2003. SunLink believes it will be fully complaint with these standards by the due date. Organizations are subject to significant fines and penalties if found not to be evaluating the impact of this legislation on its operations including future financial commitments that will be required to comply with the legislation. Management believes that the U.S. Community hospital segment is in substantial compliance with current laws and regulations.

13.    RELATED PARTIES

Two directors of the Company are members of two different law firms. The Company paid $680, $306, $58 and $479 for legal services to these law firms in the years ended June 30, 2003 and 2002, the three months ended June 30, 2001, and the year ended March 31, 2001, respectively.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund and two SunLink directors. The facility has a 90 day commitment period during which the loan could be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non-refundable. The $20 standby fee was paid in September 2003. One-half of the standby commitment fee is creditable against a closing commitment fee. A loan commitment fee of 0.4% of the entire facility is payable upon a draw-down of all or part of the facility at the first drawdown. As discussed in Note 7, the $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the revolving line of credit facility experienced financing problems in early August 2003 and subsequently filed for bankruptcy on August 25, 2003.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EARNINGS PER SHARE

         (Share amounts in thousands)

	Year Ended June 30, 2003		Year Ended June 30, 2002		Three Months Ended June 30, 2001		Year Ended March 31, 2001
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$276		$(98)		$(319)		$(881)

Basic:
Weighted-average shares outstanding	5,002	$0.19	4,980	$(0.02)	4,976	$(0.06)	4,976	$(0.18)

Diluted:
Weighted-average shares outstanding	5,290	$0.18	4,980	$(0.02)	4,976	$(0.06)	4,976	$(0.18)

Earnings (loss) from discontinued operations	$277		$931		$(3,997)		$1,359

Basic:
Weighted-average shares outstanding	5,002	$0.05	4,980	$0.19	4,976	$(0.81)	4,976	$0.28

Diluted:
Weighted-average shares outstanding	5,290	$0.05	4,980	$0.19	4,976	$(0.81)	4,976	$0.28

Net Earnings (loss)	$546		$833		$(4,316)		$478

Basic:
Weighted-average shares outstanding	5,002	$0.24	4,980	$0.17	4,976	$(0.87)	4,976	$0.10

Diluted:
Weighted-average shares outstanding	5,290	$0.23	4,980	$0.17	4,976	$(0.87)	4,976	$0.10

Weighted-average number of shares outstanding—basic	5,002		4,980		4,976		4,976

Effect of dilutive director and employee options	288		0		0		0

Weighted-average number of shares outstanding—basic	5,290		4,980		4,976		4,976

The dilutive securities from stock options were 396, 94, and 11 at June 30, 2002, June 30, 2001 and March 31, 2001, respectively, and are not used because their effect would be antidilutive. The dilutive securities from stock warrants issued in 1995 were 999 and are not used because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Share amounts in thousands)

The selected quarterly data for the years ended June 30, 2003 and 2002, respectively are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUES	YEAR ENDED JUNE 30, 2003	$25,997	$25,728	$23,675	$23,801
	YEAR ENDED JUNE 30, 2002	$21,794	$22,232	$21,590	$21,549

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	YEAR ENDED JUNE 30, 2003	470	658	(1,302)	450
	YEAR ENDED JUNE 30, 2002	118	350	26	(592)

NET EARNINGS (LOSS)	YEAR ENDED JUNE 30, 2003	461	643	(986)	435
	YEAR ENDED JUNE 30, 2002	56	342	781	(346)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	YEAR ENDED JUNE 30, 2003	0.09	0.13	(0.26)	0.09
	YEAR ENDED JUNE 30, 2002	0.02	0.07	0.01	(0.12)

Diluted	YEAR ENDED JUNE 30, 2003	0.09	0.13	(0.26)	0.08
	YEAR ENDED JUNE 30, 2002	0.02	0.06	0.00	(0.12)

Net earnings (loss):
Basic	YEAR ENDED JUNE 30, 2003	0.09	0.13	(0.20)	0.09
	YEAR ENDED JUNE 30, 2002	0.01	0.07	0.16	(0.07)

Diluted	YEAR ENDED JUNE 30, 2003	0.09	0.12	(0.20)	0.08
	YEAR ENDED JUNE 30, 2002	0.01	0.07	0.16	(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	YEAR ENDED JUNE 30, 2003	5,015	5,000	4,998	4,998
	YEAR ENDED JUNE 30, 2002	4,990	4,976	4,976	4,976

Diluted	YEAR ENDED JUNE 30, 2003	5,268	5,257	4,998	5,339
	YEAR ENDED JUNE 30, 2002	5,461	5,476	5,277	4,976

INDEX TO EXHIBITS

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

4.2

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

10.2

Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr. effective January 1, 2001 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002).

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

10.9	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.10	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

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

10.15

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Harry R. Alvis, dated February 1, 2002 (incorporated by reference from Exhibit 10.1 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.16

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J.T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.17

Loan Agreement among SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc., collectively as Borrowers and SunLink Health Systems, Inc. as Guarantor and Bank of North Georgia, as Bank, dated September 30, 2002 (incorporated by reference from Exhibit 10.4 of SunLink’s 10-Q for the quarter ended September 30, 2002).

10.18

Contract of Guaranty of SunLink Health Systems, Inc. to SunLink Healthcare Corp., Southern Health Corporation and Southern Health Corporation of Jasper, Inc. collectively as Borrowers and bank of North Georgia, as Bank, dated September 30, 2002 (incorporated by reference from Exhibit 10.5 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.19

Lock-Up Agreement, dated October 15, 2002, by certain Shareholders of HealthMont, Inc. in favor of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.19 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.20

Non-Competition Agreement and General Release, dated October 15, 2002, by and between Timothy S. Hill and HealthMont, Inc. (incorporated by reference from Exhibit 10.20 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.21

Form of Termination of consulting Agreement, dated October 15, 2002, by and among HealthMont, Inc., [Consultant], and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.21 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.22

Overline Letter of Credit Agreement, dated October 15, 2002, by and among SunLink Health Systems, Inc., HM Acquisition Corp., HealthMont, Inc. and lenders (incorporated by reference from Exhibit 10.22 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.23

Hill Stock Redemption agreement, dated October 15, 2002, by and among HealthMont, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill (incorporated by reference from Exhibit 10.23 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.24

Consulting Agreement, dated October 15, 2002, by and among HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill Consulting, LLC (incorporated by reference from Exhibit 10.24 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.25

Stock Subscription and Purchase Agreement, dated October 15, 2002, by and among HealthMont of Texas, Inc. and certain individual Purchasers (incorporated by reference from Exhibit 10.25 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.26

Founders Stock Redemption Agreement, dated October 15, 2002, by and among HealthMont, Inc. and certain Shareholders of HealthMont, Inc. (incorporated by reference from Exhibit 10.26 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.27

Indemnity Agreement, dated October 15, 2002, by and between HealthMont of Texas, Inc., HealthMont of Texas I, LLC, GM Acquisition Corp. and SunLink Health Care Systems, Inc. (incorporated by reference from Exhibit 10.27 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.28

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.28 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.29

Employment Letter, dated February 1, 2002, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.29 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.30

Management Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. (incorporated by reference from Exhibit 99.3 of SunLink’s Form 425 filed March 26, 2003).

10.31	Consent to Transaction by Heller HealthCare Finance, Inc. with Waiver of any Defaults dated March 24, 2003 (incorporated by reference from Exhibit 99.4 of SunLink’s Form 425 filed March 26, 2003).

10.32

Subordination Agreement by and among SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and Heller HealthCare Finance Inc. (incorporated by reference from Exhibit 99.5 of SunLink’s Form 425 filed March 26, 2003).

10.33	Loan Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 99.6 of SunLink’s Form 425 filed March 26, 2003).

10.34	Term Loan Note, dated as of March 24, 2003 from HealthMont, Inc. to SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.7 of SunLink’s Form 425 filed March 26, 2003).

10.35	Security Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.8 of SunLink’s Form 425 filed March 26, 2003).

10.36

Subsidiary Security Agreement, dated as of March 24, 2003 among HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and SunLink Health Systems Inc. (incorporated by reference from Exhibit 99.9 of SunLink’s Form 425 filed March 26, 2003).

10.37

Subsidiary Pledge Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.10 of SunLink’s From 425 filed March 26, 2003).

10.38

Subsidiary Guaranty Agreement, as of March 24, 2003 by HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. in favor of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.11 of SunLink’s Form 425 filed March 26, 2003).

10.39	Stock Purchase Warrant, dated as of March 24, 2003 from HealthMont, Inc. to SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.12 of SunLink’s Form 425 filed March 26, 2003).

10.40

Registration Rights Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.13 of SunLink’s Form 425 filed March 26, 2003).

10.41

Environmental Indemnity Agreement, dated as of March 24, 2003 by HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.14 of SunLink’s Form 425 filed March 26, 2003).

10.42

HealthMont, Inc. Subordinated Promissory Note payable to the order of HealthMont of Texas, Inc. in the principal sum of $275,000, dated March 24, 2003 (incorporated by reference from Exhibit 99.15 of SunLink’s Form 425 filed March 26, 2003).

10.43

Amended and Restated Non-Competition Agreement and General Release dated March 24, 2003, by and between HealthMont, Inc. and Timothy S. Hill (incorporated by reference from Exhibit 99.16 of SunLink’s Form 425 filed March 26, 2003).

10.44

Consulting Agreement dated March 24, 2003, by and among Timothy S. Hill, HealthMont of Texas, Inc. and HealthMont of Texas I, LLC (incorporated by reference from Exhibit 99.17 of SunLink’s Form 425 filed March 26, 2003).

10.45

First Amendment to Timothy S. Hill Stock Redemption Agreement dated march 24, 2003, by and among HealthMont, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC and Timothy S. Hill (incorporated by reference from Exhibit 99.18 of SunLink’s Form 425 filed March 26, 2003).

10.46

Stock Subscription and Purchase Agreement dated March 24, 2003, by and among HealthMont of Texas, Inc. and certain purchasers (incorporated by reference from Exhibit 99.19 of SunLink’s Form 425 filed March 26, 2003).

10.47

HealthMont of Texas, Inc. Side Letter Agreement regarding investment by certain shareholders in HealthMont of Texas, Inc. (incorporated by reference from Exhibit 99.20 of SunLink’s Form 425 filed March 26, 2003).

10.48

Note Purchase Agreement between SunLink Health Systems, Inc. and Chatham investment Fund I, LLC dated as of March 24, 2003 (incorporated by reference from Exhibit 99.21 of SunLink’s Form 425 filed March 26, 2003).

10.49

HealthMont, Inc. Side Letter Agreement, dated October 15, 2002, with SunLink Health Systems, Inc. regarding extended discovery period insurance policy (incorporated by reference from Exhibit 10.49 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.50	Second Amendment (dated July 30, 2003) to Agreement and Plan of Merger

(incorporated by reference from Exhibit 10.50 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.51

First Amendment (dated July 30, 2003) to Management Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc., HealthMont, Inc., HealthMont of Georgia, Inc. and HealthMont of Missouri, Inc. (incorporated by reference from Exhibit 10.51 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.52

Amendment No. 1 (dated July 30, 2003) to Loan Agreement, dated as of March 24, 2003 between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 10.52 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.53

Amendment No. 1 (dated July 30, 2003) to Registration Rights Agreement, dated as of March 24, 2003 between HealthMont, Inc. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.53 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

10.54

Consent to Transaction by Heller HealthCare Finance, Inc. with Waiver of Defaults, dated July 30, 2003 (incorporated by reference from Exhibit 10.54 of SunLink’s Amendment No. 2 to Form S-4 filed August 5, 2003).

21.1	List of Subsidiaries.

23.1

Consent of Deloitte & Touche LLP dated September 26, 2003 with respect to material incorporated by reference into the SunLink Health Systems, Inc. Registration Statement on Form S-8 (No. 333-06129) relating to the Company’s 1995 Incentive Stock Option Plan and the Registration Statement on Form S-3 (No. 33-88190) relating to the Company’s Warrants to purchase Common Shares.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.