Form 10-Q
period 2003-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2003-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 12, 2003 was 6,281,407.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,128	$1,773
Receivables—net	11,686	12,012
Medical supplies	2,153	2,005
Prepaid expenses and other	2,160	1,836

Total Current Assets	17,127	17,626

Property, Plant and Equipment, At Cost	43,501	42,870
Less accumulated depreciation and amortization	3,842	3,202

Property, Plant and Equipment—Net	39,659	39,668
Other Assets	2,925	2,159

Total Assets	$59,711	$59,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,227	$6,417
Revolving advances	3,534	1,915
Third-party payor settlements	4,238	4,687
Current maturities of long-term debt	2,945	2,787
Accrued expenses	7,358	7,884
Net current liabilities of discontinued operations	150	150

Total Current Liabilities	23,452	23,840

Long-Term Liabilities:
Long-term debt	28,660	26,989
Noncurrent liability for professional liability risks	751	683
Noncurrent liabilities of discontinued operations	1,427	1,468

Total Long-term Liabilities	30,838	29,140

Commitments and Contingencies

Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 5,056 shares at September 30, 2003 and 5,028 shares at June 30, 2003	2,528	2,514
Additional paid-in capital	3,688	3,662
Common share warrants	40	40
Retained earnings (deficit)	(370)	720
Accumulated other comprehensive loss	(465)	(463)

Total Shareholders’ Equity	5,421	6,473

Total Liabilities and Shareholders’ Equity	$59,711	$59,453

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED September 30,
	2003	2002
Net Revenues	$26,517	$23,801

Cost of Patient Service Revenues:
Salaries, wages and benefits	12,699	10,873
Provision for bad debts	3,446	2,790
Supplies	3,159	2,721
Purchased services	2,118	1,896
Other operating expenses	3,842	3,333
Rent and lease expense	646	557
Depreciation and amortization	641	356

Cost of patient service revenues	26,551	22,526

Operating Profit (Loss)	(34)	1,275
Other Income (Expense):
Interest expense	(1,015)	(749)
Interest income	3	16

Earnings (Loss) From Continuing Operations before Income Taxes	(1,046)	542
Income Tax Expense	29	92

Earnings (Loss) From Continuing Operations	(1,075)	450
Loss from Discontinued Operations	(15)	(15)

Net Earnings (Loss)	$(1,090)	$435

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.21)	$0.09

Diluted	$(0.21)	$0.08

Net Earnings:
Basic	$(0.22)	$0.09

Diluted	$(0.22)	$0.08

Weighted-Average Common Shares Outstanding:
Basic	5,045	4,998

Diluted	5,045	5,339

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	September 30,
	2003	2002
Net Cash Used In Operating Activities	$(1,719)	$(1,685)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(1,475)	(3,081)
Loans to HealthMont, Inc.	(600)	—

Net Cash Used in Investing Activities	(2,075)	(3,081)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	40
Proceeds from long-term debt	1,741
Proceeds from revolving advances, net	1,619
Payments on term loans	(250)	(229)

Net Cash Provided by (Used in) Financing Activities	3,150	(229)

Effect of Exchange Rate Changes on Cash	(1)

Net Decrease in Cash and Cash Equivalents	(645)	(4,995)

Cash and Cash Equivalents at Beginning of Period	1,773	5,719

Cash and Cash Equivalents at End of Period	$1,128	$724

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest, net of amounts capitalized	$491	$51

Income taxes	$336	$45

Noncash Investing and Financing Activities:

Long-term debt issued as payment-in-kind for interest payable	$1,113	$510

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2003 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. Through its subsidiaries, SunLink now operates a total of eight community hospitals in four states. Seven of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 437 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its eight existing hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2003, SunLink concentrated its efforts on the acquisition of HealthMont, Inc., as discussed in Note 3 and the operation and improvement of its six initial hospitals. SunLink continues to evaluate certain hospitals which are for sale and review selected hospitals which SunLink has determined might become available for purchase.

Note 3. – Subsequent Event—Acquisition of HealthMont, Inc.

On October 3, 2003, a wholly-owned subsidiary of SunLink completed the merger with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The Company now operates eight community hospitals with a total of 437 beds.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month and extended loans to HealthMont totaling $1,600 at September 30, 2003.

Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,130,565 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont had approximately 120 shareholders and approximately 6,246,000 shares outstanding immediately prior to the merger. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue approximately 47,000 common shares in connection with certain SunLink options and warrants issued in replacement of previous outstanding HealthMont options and warrants and 75,000 common shares to be issued by SunLink in connection with the transaction financing.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,300. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. As a result of the completion of the merger, HealthMont’s senior lender holds warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink will pay to such letter of credit obligors a 5% commitment fee annually through March 31, 2005 in consideration for their obligations to maintain the letters of credit in effect.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 to a third party lender. The loan is guaranteed by SunLink. The proceeds from the loan are being used for certain transaction costs of the merger and for working capital needs. The loan bears an interest rate of 15% per annum and will require SunLink to pay certain fees.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was $14,300.

SunLink did not acquire HealthMont’s corporate staff and offices in connection with the merger and does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. Upon consummation of the merger, the board of directors of SunLink elected Gene E. Burleson, a former HealthMont director, to serve the remainder of the unexpired term of Ronald J. Vannuki, who stepped down from the Company’s board.

The unaudited net revenues of the two HealthMont facilities acquired through the merger were approximately $28,600, as reported by HealthMont for the twelve months ended March 31, 2003.

Note 4. – Stock-Based Compensation

SunLink measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method is as follows:

	Three Months Ended September 30,
	2003	2002
Net earnings (loss)	$(1,090)	$435

As reported:
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax income effects	4	18

Pro forma net earnings (loss)	$(1,094)	$417

Net earnings (loss) per share attributable to common shareholders:

Basic:
As reported	$(0.22)	$0.09

Pro forma	$(0.22)	$0.08

Diluted:
As reported	$(0.22)	$0.09

Pro forma	$(0.22)	$0.08

Note 5. – Recent Accounting Pronouncements

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

Note 6. – Receivables—net

	September 30, 2003	June 30, 2003
Patient accounts receivable (net of contractual allowances)	$17,885	$17,763
Less allowance for doubtful accounts	(6,259)	(5,848)

Patient accounts receivable, net	11,626	11,915

Other accounts receivable	60	97

Receivables—net	$11,686	$12,012

Net revenues included $138 and $60 for the three months ended September 30, 2003 and 2002, respectively, for the settlements and filings of prior year third-party payor issues.

Note 7. – Discontinued Operations

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Pension expense of $15 for the three months ended September 30, 2003 and 2002, respectively, relating to this retirement plan is reported in discontinued operations for these periods.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Liabilities of discontinued operations at September 30, 2003 and June 30, 2003 of $452 and $495, respectively, relate to the industrial segment.

Housewares Segment—Non-current liabilities of discontinued operations at September 30, 2003 include $1,125 relating to the housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to obligations of a former subsidiary under a lease covering a portion of the manufacturing location of the former subsidiary. The reserve for the subsidiary’s obligation under such lease is based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost, including lease payments, to satisfy the lease obligation. The guarantee runs through March 2019 and was made by the U.K. subsidiary of SunLink, which is currently inactive, for the former subsidiary’s lease obligation when the former subsidiary was owned by the SunLink U.K. subsidiary. The maximum potential obligation of SunLink’s subsidiary under the guarantee would be approximately $8,255. A currently inactive U.K. subsidiary of SunLink has an option to repurchase the capital stock of the disposed subsidiary for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions.

Over the past fifteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, U.K. child safety and U.K. housewares segments. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of the possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates are based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 8. – Long-Term Debt

	September 30, 2003	June 30, 2003
Senior subordinated note, net of unamortized discount of $1,699 and $1,848	$18,813	$18,522
Senior subordinated zero coupon note, net of unamortized discount of $63 and $109	1,587	1,541
Term loan	4,427	4,668
Mountainside financing facility	6,000	4,259
First HealthMont term notes	700	700
Other	78	86

	31,605	29,776
Less current maturities	(2,945)	(2,787)

	$28,660	$26,989

Seller Financing—In connection with the acquisition of SunLink’s initial six hospitals, SunLink Healthcare Corp. (“SHC”), a wholly owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller (collectively the “SHC Notes”). The purchase agreement for the initial six hospitals included a provision for a potential adjustment to the purchase price to the extent it was determined working capital at the purchase date was greater or less than an agreed-upon amount. In December 2002, SHC and the seller agreed to a working capital settlement that reduced the senior subordinated note by $350, extended the date that interest payable on the senior subordinated note may be paid in additional promissory notes to August 1, 2003, and reduced the senior subordinated zero coupon note by $350. The adjustments to the SHC Notes have been accounted for as a reduction in the purchase price and have been allocated to reduce the basis of long-lived assets acquired.

The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $3,862 for interest from February 1, 2001 through August 31, 2003 have been issued. The accrued interest payable at September 30, 2003 of $291 is due January 31, 2004. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note, adjusted for the reduction in the principal amount in December 2002, was $2,873.

The senior subordinated zero coupon note matures January 31, 2004 in the amount of $1,650. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note, adjusted for the reduction in the principal amount in December 2002, was $490.

The discounts on the SHC Notes were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instrument using the effective interest method. For the three months ended September 30, 2003 and 2002, amortization expense was recognized on the discounts of $195 and $172, respectively.

The loan agreement pursuant to which the SHC Notes were issued requires that SHC grant to the lender a security interest in, and mortgage on, collateral consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The SHC Notes presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of the SHC Notes. Further, the SHC Notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate may not exceed $15,000, other than debt incurred in connection with certain future acquisitions. The loan agreement also prohibits the payment of dividends or other distributions in respect of capital stock of SHC or other payments to SunLink. As of September 30, 2003, total stockholder’s equity of SHC was approximately $6,600.

Credit Facility—On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% which expires December 31, 2005 and a $6,000 secured term loan repayable in monthly installments through June 30, 2007 at an interest rate of 9.78%. The availability of borrowings under the revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provided borrowing capacities of approximately $8,000 at September 30, 2003. Borrowings under the revolving line of credit were $3,534 at September 30, 2003. The revolving line of credit is secured by the patient accounts receivable of SHC. On August 29, 2003, SunLink entered into a $3,000 standby bridge letter of credit with a private investor, SunLink’s Chairman and CEO and one SunLink director. The facility has a 90 day commitment period during which the funds may be borrowed. The facility also had a $20 standby commitment fee which is fully-earned and non-refundable and was paid in September 2003. One-half of the standby commitment fee is creditable against a closing commitment fee. A loan commitment fee of 0.4% of the entire note is payable upon a draw-down of all or part of the facility at the first drawdown. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender under the revolving line of credit facility filed for bankruptcy on August 25, 2003. Subsequent to the bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit. The net proceeds from the secured term loan of $5,800 ($6,000 secured term loan less $200 costs and fees) were used for working capital and to fund a portion of SunLink’s hospital capital projects which include the replacement hospital in Jasper, Georgia (which opened in May 2003), and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC’s real and personal property, except for patient accounts receivables, as well as by the capital stock owned by SHC and its subsidiaries. Also, each of the hospital subsidiaries is a guarantor of the loan.

Mountainside Financing Facility—On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the “Mountainside Financing Facility”) to provide financing for the Mountainside Medical Center replacement hospital in Jasper, Georgia. As of September 30, 2003, SunLink has borrowed $6,000 under a construction loan with interest at prime plus 1% per annum. Under the Mountainside Financing Facility, the construction loan may be converted to a 20-year mortgage loan three months after completion of construction (May 2003), subject to certain conditions or on March 31, 2004 if not converted prior to that date. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt by the hospital subsidiary.

SunLink funded the construction costs of the Mountainside Medical replacement hospital, which opened in May 2003, from the term loan, revolving credit facility, the Mountainside Financing Facility and internal funds.

HealthMont Secured Term Notes—In connection with the merger with HealthMont, SunLink obtained a commitment for a $3,000, three-year secured term loan with an interest rate of 15%. On March 21, 2003, this commitment was modified and SunLink borrowed $700 prior to the closing of the merger to be used as partial funding for loans by SunLink to HealthMont. The $700 was borrowed through the sale of SunLink’s 15% notes due March 2006 (the “First HealthMont Term Notes”). Subsequent to September 30, 2003, SunLink borrowed the remaining $2,300 commitment at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due October 2006 (the “Second HealthMont Notes”).

The debt capacity of our SunLink Healthcare Corp. (“SHC”) subsidiary, which owns the stock of our initial six hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at September 30, 2003, have been able to incur up to approximately $1,039 of additional indebtedness. This does not include any amount relating to the HealthMont merger which did not involve SHC.

Note 9. – Income Taxes

Income tax expense of $29 (all state taxes) and $92 ($50 federal and $42 state taxes) was recorded for the three months ended September 30, 2003 and 2002, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $9,800 at September 30, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax asset (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Note 10. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002
Net earnings (loss):	$(1,090)	$435
Other comprehensive
Income net of tax:
Change in equity due to:
Foreign currency
Translation adjustments	(2)	(22)

Comprehensive earnings (loss)	$(1,092)	$413

Note 11. – Commitments and Contingencies

As discussed in Note 7. – “Discontinued Operations”, among other things, a U.K. subsidiary of SunLink remains contingently liable as guarantor of obligations under a lease of a former subsidiary covering a portion of the former subsidiary’s manufacturing location.

As of September 30, 2003, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $1,000 to $2,000 in capital expenditures during the remaining nine months of the fiscal year ending June 30, 2004, primarily for new and replacement equipment.

SunLink is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows or results of operations of SunLink.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees at September 30, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$2,945	$2,148	$3,189
2 years	1,463	1,379	1,865
3 years	21,078	813	1,162
4 years	1,319	341
5 years	300	308
More than 5 years	4,500	6,096

	$31,605	$11,085	$6,216

At September 30, 2003, SunLink had contracts with 16 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the three months ended September 30, 2003 and 2002, SunLink expensed $750 and $555, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at September 30, 2003 for the non-cancelable commitments under physician guarantee contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Recent Developments

On October 3, 2003, a wholly-owned subsidiary of SunLink completed the merger with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The Company now operates eight community hospitals with a total of 437 beds.

Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,130,565 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. HealthMont had approximately 120 shareholders and approximately 6,246,000 shares outstanding immediately prior to the merger. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue approximately 47,000 common shares in connection with certain SunLink options and warrants issued in replacement of HealthMont options and warrants and 75,000 common shares in connection with the transaction financing.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,300. HealthMont obtained the consent of its senior lender to the merger of HealthMont with SunLink and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. As a result of the completion of the merger, HealthMont’s senior lender holds warrants to purchase 27,000 shares of SunLink’s common shares at an exercise price of $0.01 per share. On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third party lender. The Notes are guaranteed by SunLink. The proceeds were used for certain transaction costs and for working capital needs. The loan bears an interest rate of 15% per annum and will require SunLink to pay certain fees. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. SunLink will pay to such letter of credit obligors a 5% commitment fee annually through March 31, 2005 in consideration of their obligations to maintain the letters of credit in effect.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was $14,300.

SunLink does not plan to add any corporate staff or to significantly increase its overhead as a result of the merger. SunLink did not acquire HealthMont’s corporate staff and offices in connection with the merger. Upon consummation of the merger, the board of directors of SunLink elected Gene E. Burleson, a former HealthMont director, to serve the remainder of the unexpired term of Ronald J. Vannuki, who stepped down from the Company’s board. The unaudited net revenues of the two HealthMont facilities acquired through the merger were approximately $28,600, as reported by HealthMont for the twelve months ended March 31, 2003.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month and had extended loans to HealthMont totaling $1,600.

Financial Summary

	THREE MONTHS ENDED
	September 30,
	2003	2002	% of Change
Net revenues	$26,517	$23,801	11.4%
Cost of patient service revenues	(26,551)	(22,526)	17.9%

Operating profit (loss)	(34)	1,275	N/A
Interest expense	(1,015)	(749)	35.5%
Interest income	3	16	(81.3%)

Earnings (Loss) from Continuing Operations Before Income Taxes	$(1,046)	$542	N/A

Admissions	2,138	1,792	19.3%

Equivalent Admissions	5,173	4,662	11.0%

Surgeries	1,016	1,020	(0.4%)

Revenue per Equivalent Admissions	$5,126	$5,105	0.4%

Equivalent admissions—Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. An equivalent admission is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation seeks to equate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general measure of combined inpatient and outpatient volume.

Results of Operations

All of our net revenues through September 30, 2003 are from our U.S. community hospital segment which was acquired February 1, 2001.

Net revenues for the quarter ended September 30, 2003 were $26,517 with a total of 5,173 equivalent admissions and revenues per equivalent admission of $5,126 compared to net revenues of $23,801, a total of 4,662 equivalent admissions and revenues per equivalent admission of $5,105 for the quarter ended September 30, 2002. The 11.4% increase in net revenues for the quarter ended September 30, 2003 was due to an 11.0% increase in equivalent admissions and a 0.4% increase in revenue per equivalent admission. The increase in equivalent admissions was a result of a 19.3% increase in admissions. Net outpatient service revenues decreased $103 to $11,898 for the current year quarter and decreased to 44.9% of net revenues from 50.4% last year.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the current year. We added 13 net new doctors during the year ended June 30, 2003 and 12 net new doctors during the three months ended September 30, 2003. We also have expended approximately $5,700 for capital expenditures to upgrade services and facilities since the acquisition of our six initial hospitals on February 1, 2001. Further, we opened the replacement Mountainside Medical Center in Jasper, Georgia in May 2003 and built a new emergency room at our facility in Ellijay, Georgia in January 2003. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the three months ended September 30, 2003 compared to the same period last year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Three months Ended September 30,
	2003	2002
Source
Medicare	46.3%	48.4%
Medicaid	15.6%	14.0%
Self pay	8.0%	7.9%
Commercial Insurance & Other	30.1%	29.7%

	100.0%	100.0%

Cost of patient service revenues, including depreciation, was $26,551 and $22,526 for the quarters ended September 30, 2003 and 2002, respectively.

	Cost of Patient Service Revenues As % of Net Revenues Three Months Ended September 30,
	2003	2002
Salaries, wages and benefits	47.9%	45.7%
Provision for bad debts	13.0%	11.7%
Supplies	11.9%	11.4%
Purchased services	8.0%	8.0%
Other operating expenses	14.5%	14.0%
Rent and lease expense	2.4%	2.3%

Salaries, wages and benefits expense increased as a percentage of net revenues for the current quarter due to staffing inefficiencies due to the increased patient volume and higher employee health insurance claims. The provision for bad debts was 13.0% of net revenues in the quarter ended September 30, 2003, an increase of 1.3% of net revenues from the prior year, due to increased self-pay and commercial payors net revenues and decreased Medicare net revenues as a percentage of total net revenues. Supplies expense increased as a percentage of net revenues in the current year due to increased supplies used at Mountainside Medical Center as a result of its opening in May 2003. The increase in other operating expenses as a percent of net revenue in the first quarter of this year reflects increases in insurance and physician recruiting expenses. The cost of all insurance coverage has continued to increase over the past two years. Physician recruiting expense (included in other operating expenses) has increased by 35.1% during the three months ended September 30, 2003 as compared to the prior year period due to the recruitment of 25 net new doctors during the 15 preceding months.

Depreciation expense was $641 and $356 for the three months ended September 30, 2003 and 2002, respectively. The increase in the first fiscal quarter of this year was due primarily to the opening of the new Mountainside Medical Center in May 2003 which had a capitalized cost of approximately $16,000.

The cost of patient service revenues increased from 94.6% of net patient service revenue for the three months ended September 30, 2002 to 100.2% for the three months ended September 30, 2003. The increased operating expenses resulted from higher salaries, wages and benefits, bad debt expense, insurance expense, physician expense and depreciation expense.

Interest expense was $1,015 and $749 for the three months ended September 30, 2003 and 2002, respectively. The increased interest expense is due to the increased debt owed in the current year. Total debt has increased approximately $8,590 during the twelve months ended September 30 primarily due to the $6,000 Mountainside Financing Facility and the $3,534 revolving advance borrowings undertaken.

Income tax expense of $29 (all state taxes) and $92 ($50 federal and $42 state taxes) was recorded for the three months ended September 30, 2003 and 2002, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $9,800 at September 30, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax assets (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

The loss from continuing operations of $1,075 ($0.21 per fully diluted share) in the quarter ended September 30, 2003 compared to earnings from continuing operations of $450 ($0.08 per fully diluted share) in the comparable quarter last year. The loss in the current year resulted from the higher costs of salaries, wages and benefits, bad debts, insurance and physician recruiting, increased depreciation expense and higher interest expense.

The net loss of $1,090 ($0.22 per fully diluted share) for the three months ended September 30, 2003 compared to net earnings of $435 ($0.08 per fully diluted share) for the three months ended September 30, 2002.

Liquidity and Capital Resources

We used $1,719 of cash from operating activities during the three months ended September 30, 2003 compared to $1,685 used during the comparable period last year. The cash used in the current year resulted primarily from the operating loss of $34, income tax payments of $336, interest payments of $491 and cash used for working capital of $858. Decreased accounts payable, accrued expenses and third-party payor settlements, somewhat offset by decreased receivables, caused a use of cash from operations for the three month period.

We expended $1,475 for capital improvements at our hospitals during the three months ended September 30, 2003. This includes $844 included in accounts payable at June 30, 2003 for the replacement hospital in Jasper, Georgia and subsequently paid in the current fiscal year. In addition to routine capital expenditures of $391 during the three months, primarily for new and replacement equipment, we expended $1,084 for the replacement hospital in Jasper, Georgia. We believe attractive, up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $1,000 to $2,000 for capital expenditures during the remaining nine months of the fiscal year ending June 30, 2004.

The availability of borrowing under the revolving line of credit facility is based upon, among other things, a borrowing base keyed to the level of the hospitals’ receivables. Based upon SunLink’s estimates, the secured line of credit facility provided borrowing capacity of approximately $8,000 at September 30, 2003. Borrowings under the revolving line of credit at September 30, 2003 were $3,534. If the amount or quality of receivables is lower than expected, our borrowing capacity under the secured line of credit facility will also be lower. On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility has a 90 day commitment period during which the loan can be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non-refundable. One-half of the standby commitment fee is creditable against the closing commitment fee. A loan commitment fee of 0.4% of the entire facility is payable upon a draw-down of all, or part of the facility. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the revolving line of credit facility experienced financing problems in early August 2003 and subsequently filed for bankruptcy on August 25, 2003. Subsequent to their bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit. If SunLink experiences a material adverse change in its business, assets, financial condition, management or operations, or the value of the collateral securing the credit facility, we may be unable to draw on the stand by bridge loan facility.

Our replacement hospital in Jasper, Georgia, Mountainside Medical Center opened in May, 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (“the Mountainside Financing Facility”) to provide additional financing for the replacement hospital. Under the Mountainside Financing Facility, SunLink may borrow up to $6,000 under a construction loan with interest at prime plus 1% per annum. At September 30, 2003, SunLink had borrowed the entire $6,000 under the Mountainside Financing Facility. We have funded the construction costs for the Mountainside replacement hospital with the borrowing under the term loan, the revolving line of credit, the Mountainside Financing Facility and with funds from operations.

The Mountainside Financing Facility may be converted to a 20-year mortgage loan at any time three months after the completion of construction (May 2003), subject to certain conditions, or on March 31, 2004, if not converted prior to that date. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary which owns and operates the Jasper, Georgia hospital.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and borrowings under our credit facilities. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving credit facility. Our credit facilities include an $8,000 secured revolving line of credit facility which matures December 31, 2004 and a $6,000 secured bank financing facility. At September 30, 2003, the term loan balance was $4,427. The senior subordinated zero coupon is payable on January 31, 2004 in the amount of $1,650 and interest payable for the senior subordinated note in the amount of $872 is payable on February 1, 2004. We will finance these payments from cash on hand, cash generated from operations and if available, borrowings under our revolving line of credit facility. It is uncertain whether we will be able to borrow under our line of credit facility due to the lender being currently in reorganization under Chapter 11 of the federal bankruptcy laws. Should such borrowings not be available, our liquidity could be adversely affected if we are required to make such payments as scheduled from operational funds.

The debt capacity of our SunLink Healthcare Corp. (“SHC”) subsidiary, which owns the stock of our initial six hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at September 30, 2003, have been able to incur up to approximately $1,039 of additional indebtedness. This does not include any amount relating to the HealthMont merger which did not involve SHC.

Contractual obligations related to long-term debt, non-cancelable operating leases and physician guarantees at September 30, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$2,945	$2,148	$3,189
2 years	1,463	1,379	1,865
3 years	21,078	813	1,162
4 years	1,319	341
5 years	300	308
More than 5 years	4,500	6,096

	$31,605	$11,085	$6,216

At September 30, 2003, SunLink had contracts with 16 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the three months ended September 30, 2003 and 2002, respectively, SunLink expensed $750 and $555, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at September 30, 2003 for the non-cancelable commitments under physician guarantee contracts.

At September 30, 2003, we had outstanding long-term debt of $31,605, of which $20,400 was incurred in connection with our purchase on February 1, 2001 of our initial six community hospitals and related businesses, $6,000 was outstanding under the Mountainside Financing Facility, $4,427 was outstanding under the term loan, $700 was outstanding under our 15% notes due in 2006, issued to partially fund our loan to HealthMont under the amended merger agreement and $78 was related to capital leases. At such date, our debt included a seller financed balloon note of $18,813 and a seller financed zero coupon note of $1,587. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above, the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date was paid in additional balloon notes due in 2006. Additional promissory notes were issued for interest payable from February 1, 2001 to August 31, 2003 totaled $3,862. The zero coupon note is due January 31, 2004, has a face amount of $1,650 and has been discounted to a market interest rate of 11.3%.

Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at September 30, 2003 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. As noted above, our current sources of liquidity are availability under our $8,000 revolving credit facility, the $3,000 stand by bridge loan, and cash generated from our community hospital operations. Availability under the revolving credit facility is based upon the level of our receivables. The current availability at September 30, 2003 of approximately $8,000 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Subsequent to their bankruptcy filing, the revolving line of credit lender has funded the line daily by the amount of SunLink’s accounts receivable received by the lender to pay down the revolving line of credit. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Impact of Acquisition of HealthMont on Liquidity and Capital Resources

We completed the acquisition of HealthMont, Inc. on October 3, 2003 and assumed $8,300 in HealthMont senior debt. HealthMont obtained the consent of its senior lender to the merger of HealthMont and the modification of certain terms of HealthMont’s senior credit facility, including an extension of the maturity date of the remaining debt to August 31, 2005.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 to a third party lender. The loan is guaranteed by SunLink. The proceeds from the loan are being used certain transaction costs of the merger and for working capital needs. The loan bears an interest rate of 15% per annum and will require SunLink to pay certain fees.

Certain HealthMont investors have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. We have agreed, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, we will issue to such letter of credit obligors up to 350,000 of SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

The debt capacity of our HealthMont, Inc. subsidiary, which owns the stock of our two recently acquired hospital subsidiaries, is limited and is subject to certain covenants.

In connection with the HealthMont merger, we borrowed $3,000 from a private investment fund with a three year term secured by the stock and a second lien on the assets of HealthMont. Such borrowings were partially funded in March 2003 in connection with the amended merger agreement through the purchase of $700 of our 15% notes due 2006 by such private lender. The $3,000 three year secured term borrowing will be used for working capital and certain merger transaction costs and will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

Certain Cautionary Statements

In addition to historical information, Items 1 and 2 of this report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

-	general economic and business conditions in the U.S. both nationwide and in the states in which we operate hospitals;
-	the competitive nature of the U.S. community hospitals business;
-	demographic changes in areas where we operate hospitals;
-	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;
-	changes in accounting principles generally accepted in the U.S.; and,
-	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

-	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;
-	timeliness of reimbursement payments received under government programs;
-	restrictions imposed by debt agreements;
-	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
-	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
-	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;
-	changes in medical and other technology; and,
-	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

-	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;
-	potential adverse consequences of known and unknown government investigations;
-	claims for product and environmental liabilities from continuing and discontinued operations;
-	professional, general and other claims which may be asserted against us, and,
-	the financial viability of our lenders and their ability to perform their obligations under our credit agreements with them:

Regulation and Governmental Activity

-	existing and proposed governmental budgetary constraints:
-	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;
-	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;
-	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,
-	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

-	our ability to integrate acquired hospitals and implement our business strategy;
-	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the potential merger with HealthMont, and,
-	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Critical Accounting Policies and Estimates

The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2003, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At September 30, 2003, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts estimated to become uncollectible in the future. Substantially all of the Company’s receivables result from providing healthcare services to hospital facility patients. The Company’s calculation of the allowance for doubtful accounts is based generally upon our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor categories of patient accounts receivable. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

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

In connection with our acquisition of our initial six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts.

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

Income Taxes – We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. At September 30, 2003, the most significant tax asset is a U.S. net operating loss carryforward of approximately $9,800 utilization of which is subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Stock-Based Compensation – The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

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

Related Party Transactions

Two directors of SunLink are members of two different law firms, each of whom provide services to SunLink. We have paid an aggregate of $201 for legal services to these law firms in the three months ended September 30, 2003.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility has a 90-day commitment period during which the loan may be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non-refundable. The $20 standby commitment fee was paid in September 2003. One-half of the standby commitment fee is creditable against the closing commitment fee. A loan commitment fee of 0.4% of the entire facility is payable upon a draw-down of all or part of the facility at the first drawdown. The standby bridge loan facility was entered into by SunLink for short-term financing requirements due to the bankruptcy of its revolving line of credit facility lender.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our revolving credit facility. Borrowings of $3,534 were outstanding under our revolving credit facility at September 30, 2003. A one percent change in the prime rate would result in a change in interest expense of $35 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of September 30, 2003 (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to September 30, 2003.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2003, the Company held a Special Meeting of the Shareholders. At the meeting, the Agreement and Plan of Merger, dated as of October 15, 2002, as amended on March 24, 2003, and July 30, 2003, by and among SunLink Health Systems, Inc, HealthMont, Inc and HM Acquisition Corp., under which HealthMont merged with and into HM Acquisition Corp, with HM Acquisition Corp. as the surviving corporation, and the transactions related thereto, including the issuance of (i) 1,130,565 shares of SunLink common stock for the outstanding capital stock of HealthMont, (ii) 95,000 shares of SunLink common stock to settle certain contractual obligations of HealthMont to its officers and directors, and (iii) warrants to acquire up to approximately 27,000 shares of SunLink common stock and options to acquire up to 20,000 shares of SunLink common stock in substitution for existing warrants and options of HealthMont were approved by the Company’s Shareholders. The resolution to approve the Agreement and Plan of Merger and related transactions passed with 3,905,927 votes cast in favor of the resolution which represented 77.83% of the outstanding Shares entitled to vote, 94,488 shares voting against the Agreement and Plan of Merger and related transactions and 9,611 shares abstaining from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager

Mark J. Stockslager Principal Accounting Officer

Dated: November 14, 2003