Form 10-Q
period 2003-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2004-02-17
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of Common Shares, without par value, outstanding as of February 13, 2004 was 6,516,984.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,779	$1,773
Receivables—net	15,302	12,012
Medical supplies	2,728	2,005
Prepaid expenses and other	2,406	1,836

Total Current Assets	25,215	17,626

Property, Plant and Equipment, At Cost	57,816	42,870
Less accumulated depreciation and amortization	4,659	3,202

Property, Plant and Equipment—Net	53,157	39,668

Goodwill	4,115
Other Assets	510	2,159

Total Assets	$82,997	$59,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,897	$6,417
Revolving advances	7,003	1,915
Third-party payor settlements	4,546	4,687
Current maturities of long-term debt	10,165	2,787
Accrued expenses	10,871	7,884
Net current liabilities of discontinued operations	150	150

Total Current Liabilities	42,632	23,840

Long-Term Liabilities:
Long-term debt	28,978	26,989
Noncurrent liability for professional liability risks	1,548	683
Noncurrent liabilities of discontinued operations	1,468	1,468

Total Long-term Liabilities	31,994	29,140

Commitments and Contingencies

Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 6,331 shares at December 31, 2003 and 5,028 shares at June 30, 2003	3,165	2,514
Additional paid-in capital	5,940	3,662
Common share warrants	170	40
Retained earnings (deficit)	(488)	720
Accumulated other comprehensive loss	(416)	(463)

Total Shareholders’ Equity	8,371	6,473

Total Liabilities and Shareholders’ Equity	$82,997	$59,453

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2003	2002	2003	2002
Net Revenues	$35,813	$23,675	$62,330	$47,476
Cost of Patient Service Revenues:
Salaries, wages and benefits	16,577	11,270	29,276	22,143
Provision for bad debts	4,013	2,530	7,459	5,320
Supplies	4,192	2,740	7,351	5,461
Purchased services	2,472	1,841	4,590	3,737
Other operating expenses	5,613	3,087	9,455	6,420
Rent and lease expense	802	539	1,448	1,096
Depreciation and amortization	832	362	1,473	718
Asset impairment charge		1,562		1,562

Cost of patient service revenues	34,501	23,931	61,052	46,457

Operating Profit (Loss)	1,312	(256)	1,278	1,019
Other Income (Expense):
Interest expense	(1,348)	(592)	(2,363)	(1,341)
Interest income	7	24	10	40
Merger expenses		(411)		(411)

Earnings (Loss) From Continuing Operations before Income Taxes	(29)	(1,235)	(1,075)	(693)
Income Tax Expense	97	67	126	159

Earnings (Loss) From Continuing Operations	(126)	(1,302)	(1,201)	(852)
Earnings (Loss) from Discontinued Operations	8	316	(7)	301

Net Earnings (Loss)	$(118)	$(986)	$(1,208)	$(551)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.02)	$(0.26)	$(0.21)	$(0.17)

Diluted	$(0.02)	$(0.26)	$(0.21)	$(0.17)

Net Earnings:
Basic	$(0.02)	$(0.20)	$(0.21)	$(0.11)

Diluted	$(0.02)	$(0.20)	$(0.21)	$(0.11)

Weighted-Average Common Shares Outstanding:
Basic	6,338	4,998	5,698	4,998

Diluted	6,338	4,998	5,698	4,998

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED December 31,
	2003	2002
Net Cash Provided By (Used In) Operating Activities	$(711)	$1,017
Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(2,162)	(5,806)
Cash acquired in HealthMont acquisition	95

Net Cash Used in Investing Activities	(2,067)	(5,806)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	131
Proceeds from long-term debt	4,041
Revolving advances, net	2,281
Payments on long-term debt	(670)	(462)

Net Cash Provided by (Used in) Financing Activities	5,783	(462)
Effect of Exchange Rate Changes on Cash	1	—

Net Increase (Decrease) in Cash and Cash Equivalents	3,006	(5,251)
Cash and Cash Equivalents at Beginning of Period	1,773	5,719

Cash and Cash Equivalents at End of Period	$4,779	$468

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest, net of amounts capitalized	$864	$48

Income taxes	$336	$80

Noncash Investing and Financing Activities:
Long-term debt issued as payment-in-kind for interest payable	$1,113	$807

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1.—Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2003 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2.—Business Operations and Corporate Strategy

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

SunLink’s business strategy is to focus its efforts on internal growth of its eight existing hospitals supplemented by growth from selected hospital acquisitions. During the six months ended December 31, 2003, SunLink concentrated its efforts on the acquisition of HealthMont, Inc., as discussed in Note 3 and the operation and improvement of its six original hospitals. SunLink continues to evaluate certain hospitals which are for sale and review selected hospitals which SunLink has determined might become available for purchase.

Note 3.—Acquisition of HealthMont, Inc.

On October 3, 2003, a wholly-owned subsidiary of SunLink completed the merger with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company from October 3, 2003 through the end of the current fiscal quarter, December 31, 2003. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,135,782 common shares of SunLink in consideration for all issued and outstanding capital stock of GealthMont. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue 19,005 common shares in connection with certain SunLink options issued in replacement of previously outstanding HealthMont options.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was $15,000. For financial reporting purposes, the average market value of SunLink’s common shares was set as of the date of the first amendment of the merger agreement, March 24, 2003. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of the acquisition was recorded as goodwill totaling $4,115. The purchase price was established at March 31, 2003 based upon, among other things, the expected future operating results of the two hospitals. The final allocation of the purchase price to the fair value of assets acquired and liabilities assumed must be completed within one year of the merger date.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,275 at closing. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. Beginning October 3, 2003, SunLink will pay to such letter of credit obligors a 5% commitment fee monthly through March 31, 2005 in consideration for their obligation to maintain the letters of credit in effect.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month ($50 per month in cash and $ 30 per month deferred) and extended loans to HealthMont totaling $1,600 thru October 3, 2003. SunLink recorded the $50 cash management fee paid as a reduction of other operating expenses for the period prior to the merger. The loan was recorded as part of the purchase price upon consummation of the merger.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third party lender. The loan is guaranteed by SunLink. The proceeds of the loan were used for certain transaction costs and for working capital needs. The loan bears an interest rate of 15% per annum and requires SunLink to pay certain fees.

SunLink did not acquire HealthMont’s corporate staff and offices in connection with the merger and did not add any corporate staff or significantly increase its overhead as a result of the merger. Upon consummation of the merger, the board of directors of SunLink elected Gene E. Burleson, a former HealthMont director, to serve the remainder of the unexpired term of Ronald J. Vannuki, who stepped down from the Company’s board.

In the quarter ended December 31, 2002, SunLink expensed $411 of capitalized costs relating to the then proposed HealthMont merger because SunLink could not determine at that time that it was probable that the merger would be completed.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; accordingly the allocation of the purchase price is preliminary.

Current assets	$2,857
Property, plant and equipment	13,634
Long-term assets	200
Goodwill	4,115

Total assets acquired	20,806

Current liabilities	10,392
Long-term liabilities	5,311

Total liabilities assumed	15,703

Net assets acquired	$5,103

The following pro forma statements of earnings for the three and six months ending December 31, 2003, respectively give effect to SunLink’s acquisition of HealthMont as if it has occurred as of July 1, 2002:

	Pro forma		Pro forma
	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues	$35,965	$30,920	$69,688	$62,049

Net loss	$(127)	$(1,725)	$(3,080)	$(2,029)

Net loss per share: basic and diluted	$(0.02)	$(0.35)	$(0.54)	$(0.41)

Note 4.—Stock-Based Compensation

SunLink measures compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net loss and net loss per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss as reported:	$(118)	$(986)	$(1,208)	$(551)

Less: total stock-based compensation determined under the fair value based method for all awards, net of income tax	5	18	10	36

Pro forma net loss	$(123)	$(1,004)	$(1,218)	$(587)

Net loss per share attributable to common shareholders:
Basic:
As reported	$(0.02)	$(0.20)	$(0.21)	$(0.11)

Pro forma	$(0.02)	$(0.20)	$(0.21)	$(0.12)

Diluted:
As reported	$(0.02)	$(0.20)	$(0.21)	$(0.11)

Pro forma	$(0.02)	$(0.20)	$(0.21)	$(0.12)

Note 5.—Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 15, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 6.—Receivables- net

	December 31, 2003	June 30, 2003
Patient accounts receivable (net of contractual allowances)	$23,033	$17,763
Less allowance for doubtful accounts	(7,759)	(5,848)

Patient accounts receivable, net	15,274	11,915

Other accounts receivable	28	97

Receivables—net	$15,302	$12,012

Net revenues included $142 and $456 for the three months ended December 31, 2003 and 2002, respectively, for the settlements and filings of prior year third-party payor issues. Net revenues included $280 and $515 for the six months ended December 31, 2003 and 2002, respectively, for the settlements and filings of prior year third-party payor issues. Net revenues for the three and six months ended December 31, 2003 included $709 from the Georgia Medicaid Indigent Care Fund program.

Note 7.—Discontinued Operations

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Pension expense of $19 and $15 for the three months ended December 31, 2003 and 2002, respectively, relating to this retirement plan is reported in discontinued operations for these periods. Pension expense of $34 and $30 for the six months ended December 31, 2003 and 2002, respectively, relating to this retirement plan is reported in discontinued operations for these periods Also included in discontinued operations for the three and six months ended December 31, 2003 is $30 of partial pension termination expense and a $57 income tax benefit related to the adjustment to the minimum pension liability account.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Liabilities of discontinued operations at December 31, 2003 and June 30, 2003 of $435 and $495, respectively, relate to the industrial segment.

Housewares Segment—Non-current liabilities of discontinued operations at December 31, 2003 include $1,183 relating to the housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to obligations of a former subsidiary under a lease covering a portion of the manufacturing location of the former subsidiary. The reserve for the subsidiary’s obligation under such lease is based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost, including lease payments, to satisfy the lease obligation. The guarantee runs through March 2019 and was made by the U.K. subsidiary of SunLink, which is currently inactive, for the former subsidiary’s lease obligation when the former subsidiary was owned by the SunLink U.K. subsidiary. The maximum potential obligation of SunLink’s subsidiary under the guarantee would be approximately $8,547. A currently inactive U.K. subsidiary of SunLink has an option to repurchase the capital stock of the disposed subsidiary for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions. For the three and six months ended December 31, 2002, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported in discontinued operations.

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

Note 8.—Long-Term Debt

	December 31, 2003	June 30, 2003
Senior subordinated note, net of unamortized discount of $1,537 and $1,848	$18,975	$18,522
Senior subordinated zero coupon note, net of unamortized discount of $16 and $109	1,634	1,541
Term loan	4,179	4,668
Mountainside financing facility	6,000	4,259
HealthMont term notes I	700	700
HealthMont term notes II	2,300
HealthMont mortgage I	2,843
HealthMont mortgage II	1,528
Capital lease obligations	984	86

	39,143	29,776
Less current maturities	(10,165)	(2,787)

	$28,978	$26,989

Seller Financing—In connection with the acquisition of SunLink’s initial six hospitals, SunLink Healthcare Corp. (“SHC”), a wholly-owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, to the seller of the hospitals (collectively the “SHC Notes”).

The senior subordinated note is due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $3,862 for interest from February 1, 2001 through August 31, 2003 were issued. The accrued interest payable at December 31, 2003 of $727 was due and paid subsequent to quarter end on January 31, 2004. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note was $2,873.

The senior subordinated zero coupon note matured and was paid subsequent to quarter end on January 31, 2004 in the amount of $1,650. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $490.

The discounts on the SHC Notes were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instrument using the effective interest method. For the three months ended December 31, 2003 and 2002, amortization expense was recognized on the discounts of $210 and $156, respectively, and for the six months ended December 31, 2003 and 2002, $405 and $328, respectively.

The loan agreement pursuant to which the SHC Notes were issued requires that SHC grant to the lender a security interest in, and mortgage on, collateral consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The SHC Notes presently are not collateralized. Each of the individual hospital subsidiaries of SHC is a guarantor of the SHC Notes. Further, the SHC Notes are subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate may not exceed $15,000, other than debt incurred after the issuance of such notes in connection with certain permitted acquisitions. The loan agreement also prohibits the payment of dividends or other distributions in respect of capital stock of SHC or other payments to SunLink.

SunLink Credit Facility—On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a secured revolving credit facility for loans of up to $8,000 with interest at prime plus 1.25% (which revolving line of credit expires December 31, 2005) and a $6,000 secured term loan repayable in monthly installments through June 30, 2007 at an interest rate of 9.78%. The availability of borrowings under the SunLink revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provided borrowing capacity of approximately $8,000 at December 31, 2003. Borrowings under the SunLink revolving credit facility were $4,564 at December 31, 2003. The revolving line of credit is secured by the patient accounts receivable of SHC. The SunLink revolving line of credit facility lender filed for bankruptcy on August 25, 2003. Subsequent to the bankruptcy filing and through December 31, 2003, the revolving credit facility lender has funded the line daily by the amount of SHC’s accounts receivable received by the lender to pay down the revolving line of credit plus additional advances of $1,050. The net proceeds from the secured term loan of $5,800 ($6,000 secured term loan less $200 costs and fees) were used for working capital and to fund a portion of SunLink’s hospital capital projects which include the replacement hospital in Jasper, Georgia (which opened in May 2003), and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC’s real and personal property, except for the Jasper, Georgia hospital and patient accounts receivables, as well as by the capital stock owned by SHC and its subsidiaries. Also, each of the SHC hospital subsidiaries is a guarantor of the loan.

Mountainside Financing Facility—On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the “Mountainside Financing Facility”) to provide financing for the Mountainside Medical Center replacement hospital in Jasper, Georgia. As of December 31, 2003, SunLink had borrowed $6,000 under a construction loan with interest at prime plus 1% per annum. Under the Mountainside Financing Facility, the construction loan may be converted to a 20-year mortgage loan subject to certain conditions by July 1, 2004. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary.

SunLink funded the construction costs of the Mountainside Medical Center replacement hospital, which opened in May 2003, from the term loan, revolving SunLink credit facility, the Mountainside Financing Facility and internal funds.

HealthMont Secured Term Notes—In connection with the HealthMont merger, SunLink obtained a commitment for a $3,000, three-year secured term loan with an interest rate of 15%. On March 21, 2003, this commitment was modified and SunLink borrowed $700 prior to the closing of the merger to be used as partial funding for loans by SunLink to HealthMont. The $700 was borrowed through the sale of SunLink’s 15% notes due March 2006 (the “HealthMont Term Note I”). SunLink’s new HealthMont subsidiary borrowed the remaining $2,300 commitment at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due October 2006 (the “HealthMont Term Note II”).

HealthMont Mortgage I—In connection with the merger with HealthMont, SunLink assumed a mortgage loan of $2,926 on October 3, 2003. The loan bears interest at prime plus 2% and is payable in quarterly principal installments of $83 plus interest, with the remaining unpaid balance of $2,262 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Adel, Georgia facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Mortgage II—In connection with the merger with HealthMont, SunLink assumed a mortgage loan of $1,560 on October 3, 2003. The loan bears interest at prime plus 2% and is payable in quarterly principal installments of $32 plus interest, with the remaining unpaid balance of $1,304 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Fulton, Missouri facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Revolving Loan—In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement, which SunLink guaranteed, which had borrowings of $2,807 on October 3, 2003. The loans bears interest of prime plus 1.5% and the agreement expires August 31, 2005. All of the receipts of the HealthMont subsidiary are required to be deposited with the lender as payment on the revolving loan and borrowings are made weekly for working capital needs. The amount available is based upon several factors, including liquidity, as defined, of the HealthMont subsidiary patient accounts receivable. As of December 31, 2003, the Company had $2,439 of borrowings outstanding and no unused availability under the HealthMont revolving loan agreement. The HealthMont revolving loan is secured by the personal property of the HealthMont subsidiary and letters of credit guaranteed by certain persons who were shareholders of HealthMont prior to the acquisition and who currently are shareholders of SunLink. The agreement requires SunLink’s HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This revolving loan is guaranteed by SunLink.

The debt capacity of SunLink’s subsidiaries, SunLink Healthcare Corp. (“SHC”) and HealthMont Inc. is limited and is subject to certain financial and other covenants under their debt agreements. Under the most limiting of such covenants, SHC would, at December 31, 2003, have been able to incur up to approximately $257 of additional indebtedness. The HealthMont subsidiary has no additional borrowing capacity at December 31, 2003.

At December 31, 2003, SunLink was in violation of one financial covenant under each of the Mountainside Financing Facility and the HealthMont Term Note I. Waivers of compliance with these obligations at December 31, 2003 have been received from the two lenders. However, in accordance with Emerging Issues Task Force abstract No. 86-30, SunLink has classified the corresponding long-term debt of $6,400 under the two debt agreements as current liabilities as of December 31, 2003 because the lenders did not waive compliance with the financial covenants for more than one year. We anticipate that we will be able to comply with such covenants or obtain waivers in the event of non-compliance for not less than the remainder of the fiscal year. However, if we are unable to comply with such covenants or to obtain waivers in the event of noncompliance, such instances may violate cross default provisions in other debt agreements. In the event we were then unable to borrow against our revolving credit facilities or be required as a result of such non-compliance or cross defaults to repay significant amounts of indebtedness, we would be required to either refinance such indebtedness or secure new sources of financing to fund our operations and working capital needs. The failure to obtain such alternate sources of financing or a material delay in obtaining such alternative financing could have a material adverse effect on us and our operations.

Note 9.—Income Taxes

Income tax expense of $97 (all state taxes) and $67 ($18 federal and $49 state taxes) was recorded for the three months ended December 31, 2003 and 2002, respectively. Income tax expense of $126 (all state taxes) and $159 ($68 federal and $91 state taxes) was recorded for the six months ended December 31, 2003 and 2002, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $9,800 at December 31, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax asset (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Note 10.—Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	December 31, 2003	December 31, 2002
Net loss:	$(118)	$(986)
Other comprehensive income net of tax:
Change in equity due to:
Change in minimum pension liability adjustment	111
Foreign currency translation adjustments	(62)	(25)

Comprehensive loss	$(69)	$(1,011)

	Six Months Ended

	December 31, 2003	December 31, 2002
Net earnings (loss):	$(1,208)	$(551)
Other comprehensive income net of tax:
Change in equity due to:
Change in minimum pension liability adjustment	111
Foreign currency translation adjustments	(64)	(47)

Comprehensive loss	$(1,161)	$(598)

Note 11.—Asset Held for Sale and Impairment of Long-lived Asset

SunLink opened its new Mountainside Medical Center replacement hospital in Jasper, Georgia in May 2003. During the quarter ended December 31, 2002, SunLink determined that the carrying value of its old hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write the hospital and medical office building down to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated discounted cash flows generated by these uses. The medical office building is being retained and continues to be leased to medical practitioners. The old hospital facility is held for sale. The net book value of $503 for the old hospital facility is shown as an asset held for sale in other current assets on the consolidated balance sheet. SunLink has a pending sale contract for the old hospital and expects if the sale is completed, that such sale would result in no material gain or loss.

Note 12.—Commitments and Contingencies

As discussed in Note 7.—“Discontinued Operations”, among other things, a U.K. subsidiary of SunLink remains contingently liable as guarantor of obligations under a lease of a former subsidiary covering a portion of the former subsidiary’s manufacturing location. The maximum potential obligation of SunLink’s subsidiary under the guarantee would be approximately $8,547.

As of December 31, 2003, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $500 to $1,500 in capital expenditures during the remaining six months of the fiscal year ending June 30, 2004, primarily for new and replacement equipment.

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

With the acquisition of HealthMont, the Company assumed a lease guarantee of $500 for a hospital HealthMont formerly operated. The lease had been assumed by a third party in a transaction prior to the Company’s acquisition of HealthMont. The leased hospital has subsequent been closed and SunLink recorded a liability of $500 for the lease guarantee at the acquisition date.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees at December 31, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$10,165	$1,640	$3,617
2 years	5,406	1,240	2,411
3 years	22,798	608	985
4 years	774	406
5 years	—	355
More than 5 years	—	6,026

	$39,143	$10,275	$7,013

The Company also has $7,003 outstanding of revolving line of credit borrowings which are classified as current liabilities at December 31, 2003.

At December 31, 2003, SunLink had contracts with 22 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. For the three months ended December 31, 2003 and 2002, SunLink expensed $933 and $402, respectively, and $1,683 and $957 for the six months ended December 31, 2003 and 2002, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at December 31, 2003 for the non-cancelable commitments under physician guarantee contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Recent Developments

On October 3, 2003, a wholly-owned subsidiary of SunLink completed the merger with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care facility in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company from October 3, 2003 through the end of the current fiscal quarter, December 31, 2003. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,135,782 common shares of SunLink in consideration for all issued and outstanding capital stock of HealthMont. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue 19,005 common shares in connection with certain SunLink options issued in replacement of previously outstanding HealthMont options.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was $15,000. For financial reporting purposes, the average market value of SunLink’s common shares was set as of the date of the first amendment of the merger agreement, March 24, 2003. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of the acquisition was recorded as goodwill totaling $4,115. The purchase price was established at March 31, 2003 based upon, among other things, the expected future operating results of the two hospitals. The final allocation of the purchase price to the fair value of assets acquired and liabilities assumed must be completed within one year of the merger date.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,275 at closing. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. Beginning October 3, 2003, SunLink will pay to such letter of credit obligors a 5% commitment fee monthly through March 31, 2005 in consideration for their obligation to maintain the letters of credit in effect.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month ($50 per month in cash and $ 30 per month deferred) and extended loans to HealthMont totaling $1,600 thru October 3, 2003. SunLink recorded the $50 cash management fee paid as a reduction of other operating expenses for the period prior to the merger. The loan was recorded as part of the purchase price upon consummation of the merger.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third party lender. The loan is guaranteed by SunLink. The proceeds of the loan were used for certain transaction costs and for working capital needs. The loan bears an interest rate of 15% per annum and requires SunLink to pay certain fees.

SunLink did not acquire HealthMont’s corporate staff and offices in connection with the merger and did not add any corporate staff or significantly increase its overhead as a result of the merger. Upon consummation of the merger, the board of directors of SunLink elected Gene E. Burleson, a former HealthMont director, to serve the remainder of the unexpired term of Ronald J. Vannuki, who stepped down from the Company’s board.

In the quarter ended December 31, 2002, SunLink expensed $411 of capitalized costs relating to the then proposed HealthMont merger because SunLink could not determine at that time that it was probable that the merger would be completed.

Financial Summary

	THREE MONTHS ENDED			SIX MONTHS ENDED
	December 31,			December 31,
	2003	2002	% Change	2003	2002	% Change

Net revenues	$35,813	$23,675	51.3%	$62,330	$47,476	31.3%
Cost of patient service revenues	(34,501)	(23,931)	44.2%	(61,052)	(46,457)	31.4%

Operating profit (loss)	1,312	(256)	N/A	1,278	1,019	25.4%
Merger expenses		(411)	N/A		(411)	N/A
Interest expense	(1,348)	(592)	127.7%	(2,363)	(1,341)	76.2%
Interest income	7	24	(70.8%)	10	40	(75.0%)

Loss from Continuing
Operations Before Income Taxes	$(29)	$(1,235)	(97.7%)	$(1,075)	$(693)	55.1%

Admissions	3,058	1,906	60.4%	5,196	3,698	40.5%

Equivalent Admissions	6,732	4,433	51.9%	11,925	9,095	31.1%

Surgeries	1,347	1,068	26.1%	2,478	2,088	18.7%

Revenue per Equivalent Admissions	$5,319	$5,341	(0.4%)	$5,227	$5,220	0.1%

Equivalent admissions—Equivalent admissions is used by management and some investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation seeks to equate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general measure of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

All of our net revenues through December 31, 2003 are from our U.S. community hospital segment which is composed of the six SunLink facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003.

Net revenues for the quarter ended December 31, 2003 were $35,813 with a total of 6,732 equivalent admissions and revenues per equivalent admission of $5,319 compared to net revenues of $23,675, a total of 4,433 equivalent admissions and revenues per equivalent admission of $5,341 for the quarter ended December 31, 2002. The 51.2% increase in net revenues for the quarter ended December 31, 2003 was due to a 51.9% increase in equivalent admissions and the acquisition of the two HealthMont facilities on October 3, 2003. The increase in equivalent admissions also was a result of a 60.4% increase in admissions and higher outpatient net revenues. Excluding these two new HealthMont facilities, net revenues increased 22.4% resulting from an 18.2% increase in equivalent admissions and a 25.3% increase in admissions.

Net revenues for the six months ended December 31, 2003 were $62,330 with a total of 11,925 equivalent admissions and revenues per equivalent admission of $5,227 compared to net revenues of $47,476, a total of 9,095 equivalent admissions and revenues per equivalent admission of $5,220 for the six months ended December 31, 2002. The 31.3% increase in net revenues for the six months ended December 31, 2003 was due to a 31.1% increase in equivalent admissions and a 0.1% increase in revenue per equivalent admission. The increase in equivalent admissions was a result of increased inpatient volume as indicated by the 40.5% increase in admissions. Excluding these two new HealthMont facilities, net revenues increased 16.9% resulting from a 14.8% increase in equivalent admissions and a 22.4% increase in admissions. Net revenues for the three and six months ended December 31, 2003 included $709 from the Georgia Medicaid Indigent Care Fund program.

We believe upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the six months ended December 31, 2003 compared to the same period last year. We added 13 net new doctors during the year ended June 30, 2003 and 18 net new doctors during the six months ended December 31, 2003. During the six months ended December 31, 2003, SunLink spent $1,683 on physician guarantee and recruiting expenses.

We also have expended approximately $2,151 for capital expenditures to upgrade services and facilities since July 1, 2002. In addition, we opened the replacement Mountainside Medical Center in Jasper, Georgia in May 2003 and built a new emergency room at our facility in Ellijay, Georgia in January 2003.

We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Three Months Ended December 31,
	2003	2002
Source
Medicare	45.4%	47.6%
Medicaid	17.6%	14.8%
Self pay	7.5%	7.5%
Commercial Insurance & Other	29.5%	30.1%

	100.0%	100.0%

	Six Months Ended December 31,
	2003	2002
Source
Medicare	45.8%	48.0%
Medicaid	16.8%	14.4%
Self pay	7.7%	7.7%
Commercial Insurance & Other	29.7%	29.9%

	100.0%	100.0%

During the current fiscal year, SunLink has experienced an percentage increase in Medicaid revenues as a percent of net revenues and an offsetting percentage decrease in Medicare revenues, due primarily to the patient mix of the two acquired HealthMont hospitals. The dollar amount of net revenues in each payer category increased between 79.9% and 44.9% in the quarter ended December 31, 2003 versus the quarter ended December 31, 2002.

Cost of patient service revenues, including depreciation, was $34,501 and $23,931 for the quarters ended December 31, 2003 and 2002, respectively and $61,052 and $46,457 for the six months ended December 31, 2003, respectively.

	Cost of Patient Service Revenues As % of Net Revenues Three Months Ended December 31,
	2003	2002
Salaries, wages and benefits	46.3%	47.6%
Provision for bad debts	11.2%	10.7%
Supplies	11.7%	11.6%
Purchased services	6.9%	7.8%
Other operating expenses	15.7%	13.0%
Rent and lease expense	2.3%	2.3%

	Cost of Patient Service Revenues As % of Net Revenues Six Months Ended December 31,
	2003	2002
Salaries, wages and benefits	47.0%	46.6%
Provision for bad debts	12.0%	11.2%
Supplies	11.8%	11.5%
Purchased services	7.4%	7.9%
Other operating expenses	15.2%	13.5%
Rent and lease expense	2.3%	2.3%

Salaries, wages and benefits expense decreased as a percentage of net revenues for the current quarter due to the increased patient volume, but increased in the six month period due to staffing inefficiencies at the new Mountainside Medical Center which opened in May 2003 and higher employee health insurance claims. The provision for bad debts was 11.2% of net revenues in the quarter ended December 31, 2003, an increase of 0.5% of net revenues from the prior year. The increase was due to more difficult collections of deductibles and co-insurance payments due to the overall poorer economic conditions. Supplies expense increased as a percentage of net revenues in the current year due to increased supplies used at Mountainside Medical Center after opening in May 2003. The increase in other operating expenses as a percent of net revenue in the first half of this year reflects increases in insurance and physician recruiting expenses. The cost of all insurance coverage has continued to increase over the past two years. Physician recruiting expense (included in other operating expenses) has increased by $532 (133%) and $726 (76.3%) during the three and six months ended December 31, 2003, respectively, as compared to the prior year period due to the recruitment of 24 net new doctors during the 15 preceding months.

Depreciation expense was $832 and $362 for the three months ended December 31, 2003 and 2002, respectively, and $1,473 and $718 for the six months ended December 31, 2003. The increase in the current year was due primarily to the opening of the new Mountainside Medical Center in May 2003 which had a capitalized cost of approximately $16,000 and the October 3, 2003 acquisition of HealthMont which added two new facilities.

Interest expense was $1,348 and $592 for the three months ended December 31, 2003 and 2002, respectively, and $2,363 and $1,341 for the six months ended December 31, 2003 and 2002, respectively. The increased interest expense is due to the increased debt owed in the current year primarily due to the $6,000 Mountainside Financing Facility, the $4,563 revolving advance borrowings undertaken by SHC and approximately $8,300 of debt assumed and undertaken in the HealthMont acquisition.

Income tax expense of $97 (all state taxes) and $67 ($18 federal and $49 state taxes) was recorded for the three months ended December 31, 2003 and 2002, respectively. Income tax expense of $126 (all state taxes) and $159 ($68 federal and $91 state taxes) was recorded for the six months ended December 31, 2003 and 2002, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $9,800 at December 31, 2003. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax asset (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

The loss from continuing operations of $126 ($0.02 per share) in the quarter ended December 31, 2003 compared to a loss from continuing operations of $1,302 ($0.26 per share) in the comparable quarter last year. Included in the prior year’s results was a $1,562 asset impairment charge for the write down of the carrying value of the old Mountainside Medical Center and medical office building in Jasper, Georgia to fair value and $411 of expenses related to the HealthMont merger.

For the three and six months ended December 31, 2002, a gain from discontinued operations of $331 relating to a domestic capital loss tax carry-back was reported in discontinued operations.

Liquidity and Capital Resources

We used $711 of cash in operating activities during the six months ended December 31, 2003 compared to a $1,017 cash generation for the comparable period last year. The cash use in the current year was composed of the following:

Net Loss	$(1,208)
Depreciation and other non-cash expenses	1,638
Increase in receivables, net	(1,330)
Increase in other assets	(134)
Increase in accounts payable and accrued expenses	323

$(711)

We expended $2,162 for capital improvements at our hospitals during the six months ended December 31, 2003. This includes $844 included in accounts payable at June 30, 2003 for the replacement hospital in Jasper, Georgia and subsequently paid in the current fiscal year. In addition to routine capital expenditures of $873 during the six months ended December 31, 2003, primarily for new and replacement equipment, we expended $1,289 for the replacement hospital in Jasper, Georgia. We believe attractive, up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $500 to $1,500 for capital expenditures during the remaining six months of the fiscal year ending June 30, 2004.

The availability of borrowing under our two revolving line of credit facilities is limited. Both are based upon, among other things, a borrowing base keyed to the level of the applicable hospitals’ receivables. Based upon our estimates, the SunLink revolving credit facility provided borrowing capacity of approximately $8,000 at December 31, 2003. Borrowings under the SunLink revolving credit facility at December 31, 2003 were $4,564. Borrowings under the HealthMont revolving credit facility was $2,440 at December 31, 2003, the entire estimated borrowing capacity of that line of credit. If the applicable amount or quality of receivables is lower than expected, our borrowing capacity under the applicable revolving credit facilities will also be lower. On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investment fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90 day commitment period which expired in November 2003 during which the funds could be borrowed. The facility also had a $20 standby commitment fee which was fully-earned and non-refundable. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the SunLink revolving line of credit facility experienced financing problems in early August 2003 and subsequently filed for bankruptcy on August 25, 2003. Subsequent to the bankruptcy filing, the SunLink revolving credit facility lender has funded the line through December 31, 2003 with the collections received on SunLink’s accounts receivable plus additional advances of $1,050. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the applicable credit facilities decreases, or if the lenders are unable to perform, we may be unable to draw on one or more of the credit facilities.

Our replacement hospital in Jasper, Georgia, Mountainside Medical Center, opened in May, 2003. On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (“the Mountainside Financing Facility”) to provide additional financing for the replacement hospital. Under the Mountainside Financing Facility, SunLink borrowed $6,000 under a construction loan with interest at prime plus 1% per annum. SunLink has funded the construction costs for the Mountainside replacement hospital with the borrowings under the term loan, the revolving credit facility, the Mountainside Financing Facility and with funds from operations.

The Mountainside Financing Facility may be converted to a 20-year mortgage loan subject to certain conditions by July 1, 2004. The 20-year mortgage loan would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary which owns and operates the Jasper, Georgia hospital.

At the closing of the HealthMont merger, we assumed HealthMont’s long-term debt of $5,287, which was composed of two mortgages totaling $4,371 and capital lease obligations totaling $916. The mortgages bear interest of prime plus 2%, have quarterly principal payments of $115 with the remaining unpaid balances of $3,566 due August 31, 2005. In connection with the merger with HealthMont, we obtained a commitment for a $3,000, three-year secured term loan with an interest rate of 15%. On March 21, 2003, this commitment was modified and we borrowed $700 prior to the closing of the merger to be used as partial funding for loans by SunLink to HealthMont. The $700 was borrowed through the sale of our 15% notes due March 2006. Our new HealthMont subsidiary borrowed the remaining $2,300 at the closing of the merger on October 3, 2003 through the sale of 15% notes due October 2006.

The debt capacity of our SunLink Healthcare Corp. (“SHC”) subsidiary, which owns the stock of our initial six hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at December 31, 2003, have been able to incur up to approximately $257 of additional indebtedness. This does not include any amount relating to the HealthMont merger which did not involve SHC. The HealthMont, Inc. subsidiary has no additional borrowing capacity at December 31, 2003.

Contractual obligations related to long-term debt, non-cancelable operating leases and physician guarantees at December 31, 2003 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$10,165	$1,640	$3,617
2 years	5,406	1,240	2,411
3 years	22,798	608	985
4 years	774	406
5 years	—	355
More than 5 years	—	6,026

	$39,143	$10,272	$7,013

The Company also has $7,003 outstanding of revolving line of credit borrowings which are classified as current liabilities at December 31, 2003.

Physician guarantees are used to help recruit new physicians to our hospitals by guaranteeing them a minimum level of gross receipts for a specific period while they establish their practices. At December 31, 2003, SunLink had contracts with 22 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. During the three months ended December 31, 2003 and 2002, respectively, SunLink expensed $933 and $402, respectively, and $1,683 and $957 for the six months ended December 31, 2003 and 2002, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at December 31, 2003 for the non-cancelable commitments under physician guarantee contracts.

At December 31, 2003, we had outstanding long-term debt of $39,143 (including $6,400 of long-term debt classified as current), of which $20,609 was incurred in connection with our purchase on February 1, 2001 of our initial six community hospitals and related businesses, $7,371 was incurred or assumed in connection with the October 3, 2003 acquisition of HealthMont, $6,000 was outstanding under the Mountainside Financing Facility, $4,179 was outstanding under the term loan, and $984 was related to capital leases ($917 of which was assumed in the HealthMont acquisition). At such date, our debt included a seller financed balloon note of $18,975 and a seller financed zero coupon note of $1,634. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above, the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date was paid in additional balloon notes due in 2006. Additional promissory notes issued for interest payable from February 1, 2001 to August 31, 2003 totaled $3,862. The zero coupon note with a face amount of $1,650 was discounted to a market interest rate of 11.3%. It came due and was paid on January 31, 2004.

At December 31, 2003, SunLink was in violation of one financial covenant under each of the Mountainside Financing Facility and the HealthMont Term Note I. Waivers of compliance with these financial covenants have been received from the two lenders. However, in accordance with Emerging Issues Task Force abstract No. 86-30, SunLink has classified the corresponding long-term debt of $6,400 as current liabilities as of December 31, 2003 because the lenders did not waive compliance with the financial covenants for more than one year. We anticipate that we will be able to comply with such covenants or obtain waivers in the event of non-compliance for not less than the remainder of the fiscal year. However, if we are unable to comply with such covenants or to obtain waivers in the event of noncompliance, such instances may violate cross default provisions in other debt agreements. In the event we were then unable to borrow against our revolving credit facilities or be required as a result of such non-compliance or cross defaults to repay significant amounts of indebtedness, we would be required to either refinance such indebtedness or secure new sources of financing to fund our operations and working capital needs. The failure to obtain such alternate sources of financing or a material delay in obtaining such alternative financing could have a material adverse on us and our operations.

Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at December 31, 2003 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

With the acquisition of HealthMont, the Company assumed a lease guarantee of $500 for a hospital HealthMont formerly operated. The lease had been assumed by a third party in a transaction prior to the Company’s acquisition of HealthMont. The leased hospital has subsequent been closed and SunLink recorded a liability of $500 for this lease guarantee at the acquisition date.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity have been cash generated from continuing operations and borrowings under our credit facilities. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving credit facility. Our credit facilities include the SHC $8,000 secured revolving line of credit facility which matures December 31, 2004, and the HealthMont $8,000 secured credit facility which matures August 31, 2005. The senior subordinated zero coupon note was paid on January 31, 2004 in the amount of $1,650 and interest payable for the senior subordinated note in the amount of $872 was paid on February 1, 2004. We financed these payments from cash on hand and cash generated from operations.

It is uncertain whether we will be able to borrow under the SunLink revolving credit facility because the lender is currently in reorganization under Chapter 11 of the Federal bankruptcy laws. Should such borrowing not be available, our liquidity could be adversely affected if we are required to make such payments as scheduled from operational funds.

Availability under the revolving credit facility is based upon the level of our receivables. The availability at December 31, 2003 of approximately $3,821 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Impact of Acquisition of HealthMont on Results of Operations and Liquidity and Capital Resources

We completed the acquisition of HealthMont, Inc. on October 3, 2003. The HealthMont hospitals are currently underperforming in comparison to estimates used in negotiating the purchase price and are projected to continue underperforming at least through the end of SunLink’s fiscal year, June 30, 2004. Since the acquisition, we have made significant personnel changes at both hospitals, and we are currently integrating HealthMont’s information and accounting systems into SunLink’s. As part of the purchase price allocation process, we are identifying and quantifying actual and contingent liabilities and conforming HealthMont’s accounting policies and procedures to our own accounting policies and procedures.

In the acquisition, we assumed $8,275 in HealthMont senior debt. HealthMont obtained the consent of its senior lender to the merger of HealthMont and the modification of certain terms of HealthMont’s senior credit facility, including an extension of the maturity date of the remaining debt to August 31, 2005 and a moratorium on financial covenants under the senior credit facility until June 30, 2004.

On October 3, 2003, our new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third party lender. The loan is guaranteed by SunLink. The proceeds from the loan are being used to pay certain transaction costs of the merger and for working capital needs. The loan bears an interest rate of 15% per annum and we are required to pay certain fees in accordance with such loan.

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

The debt capacity of our HealthMont, Inc. subsidiary, which owns the stock of our two recently acquired hospital subsidiaries, is limited and is subject to certain covenants under its debt agreements and has no remaining availability under its revolving credit facility.

In connection with the HealthMont merger, we borrowed $3,000 from a private investment fund for a three year term secured by the stock and a second lien on the assets of HealthMont. Such borrowings were partially funded in March 2003 in connection with the amended merger agreement through the purchase of $700 of our 15% notes due 2006 by such private lender. The $3,000 three year secured term borrowing was used for working capital and certain merger transaction costs and will bear interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

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

General Business Conditions

–	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

–	the competitive nature of the U.S. community hospitals business;

–	demographic changes in areas where we operate hospitals;

–	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

–	changes in accounting principles generally accepted in the U.S.; and,

–	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

–	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

–	timeliness of reimbursement payments received under government programs;

–	restrictions imposed by debt agreements;

–	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

–	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

–	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

–	changes in medical and other technology; and,

–	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

–	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

–	potential adverse consequences of known and unknown government investigations;

–	claims for product and environmental liabilities from continuing and discontinued operations;

–	professional, general and other claims which may be asserted against us, and,

–	the financial viability of our lenders and their ability to perform their obligations under our credit agreements with them:

Regulation and Governmental Activity

–	existing and proposed governmental budgetary constraints:

–	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

–	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

–	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

–	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

–	our ability to integrate acquired hospitals and implement our business strategy;

–	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the potential merger with HealthMont, and,

–	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Critical Accounting Policies and Estimates

The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2003, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Patient Service Revenues—We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At December 31, 2003, there were no material claims or disputes with third-party payors.

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

In connection with our acquisition of HealthMont and its two hospitals, we assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to our acquisition and we have purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts were based on actuarially determined amounts.

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

We record a liability pertaining to pending litigation if it is probable a loss has been incurred and accrue the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we continually revise our estimated losses as additional facts become known.

Goodwill—Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. We account for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets”. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization.

Income Taxes—We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. At December 31, 2003, the most significant tax asset is a U.S. net operating loss carryforward of approximately $9,800, utilization of which is subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Stock-Based Compensation—The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 15, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Related Party Transactions

A director and our director emeritus and company secretary, who was a director of SunLink until November 2003, are members of two different law firms, each of whom provide services to SunLink. We have paid an aggregate of $298 for legal services to these law firms in the six months ended December 31, 2003. Another director received $3 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90-day commitment period during which the funds could be borrowed. The facility also has a $20 standby commitment fee which is fully-earned and non-refundable. The $20 standby commitment fee was paid in September 2003. One-half of the standby commitment fee would be creditable against the closing commitment fee. The standby bridge loan facility was entered into by SunLink for short-term financing requirements due to the bankruptcy of its revolving line of credit facility lender. The 90-day commitment period passed without any borrowing made under the standby facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our revolving credit facilities, Mountainside Financing Facility and two mortgages assumed in the HealthMonth acquisition. Borrowings of $17,374 were outstanding under these agreements at December 31, 2003. A one percent change in the prime rate would result in a change in interest expense of $174 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of December 31, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to SunLink and its consolidated subsidiaries would be made known to them by others within those entities, subject to the matters discussed in (c) below.

(b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to December 31, 2003, except as discussed in (c) below.

(c)	We completed the acquisition of HealthMont, Inc. on October 3, 2003. Since the acquisition, we have made significant personnel changes at both of the HealthMont hospitals that we acquired and we are currently integrating HealthMont’s information and accounting systems into SunLink’s systems. As part of the initial purchase price allocation process, we are identifying and quantifying actual and contingent liabilities and conforming HealthMont’s accounting policies to SunLink’s accounting policies. As a result, because we are in the early stages of integrating HealthMont’s operations, personnel and systems, and in the initial stages of identifying and quantifying actual and contingent liabilities relating to the acquisition, there is currently an increased risk that existing disclosure controls and procedures related to the hospitals acquired from HealthMont would not be adequate.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 8, 2004, the Board of Directors of SunLink Health Systems, Inc. declared a dividend of one Series A Voting Preferred purchase right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. The Board of Directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Each Right will allow the holder to purchase from the Company one one-hundredth of a share of Series A Voting Preferred Stock (a “Preferred Share”) for $25, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, liquidation or voting rights.

The Rights will not be exercisable until the earlier to occur of:

•	the close of business 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding SunLink common shares (an “Acquiring Person”),

•	the date that a person or group of affiliated or associated persons has acquired beneficial ownership of 35% or more of the outstanding SunLink common shares, or

•	the close of business 10 business days after the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person.

The Rights expire on February 8, 2014 unless the Company redeems them at an earlier date. The Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, at any time prior to a public announcement that a person has become an Acquiring Person.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Dr. Steven J. Baileys, Gene E. Burleson, Michael W. Hall and Robert M. Thornton, Jr. were elected to two year terms expiring at the Annual Meeting of Shareholders in 2005. 5,297,689 shares were voted in favor of electing Dr. Baileys and 33.307 shares were withheld. 5,300,289 shares were voted in favor of electing Mr. Burleson and 30,707 shares were withheld. 5,298,889 shares were voted in favor of electing Mr. Hall and 33,707 shares were withheld. 5,286,549 shares were voted in favor of electing Mr. Thornton and 44,447 shares were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Certificate of Amendment by Directors to Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004

10.1	Amendment No. 2, dated October 2, 2003, to Loan Agreement, originally dated March 25, 2003, between SunLink Health Systems, Inc. and HealthMont, Inc.

10.2	HealthMont, Inc. Note Purchase Agreement, dated October 3, 2003, with Chatham Investment Fund I, LLC for $2,300,000

10.3	Revolving Loan and Security Agreement for $8,000,000 by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., dated August 31, 2000

10.4	Amendment No. 1, dated as of December 31, 2000, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc.

10.5	Amendment No. 2, dated as of February 28, 2002, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc.

10.6	Amendment No. 3, dated as of March 24, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc.

10.7	Amendment No. 4, dated as of September 30, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc. and GE HFS Holdings, Inc. (f/k/a/ Heller Healthcare Finance, Inc.)

10.8	Mortgage Loan Agreement for $5,000,000, dated as of August 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC.

10.9

Amendment No. 1 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of December 31, 2000

10.10	Amendment No. 2 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of

Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of June 30, 2001

10.11	Amendment No. 3 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of February 28, 2002

10.12	Amendment No. 4 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of March 31, 2002

10.13	Amendment No. 5 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc., and Heller Healthcare Finance, Inc., amended as of December 31, 2002

10.14	Amendment No. 6 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, and Heller Healthcare Finance, Inc., amended as of March 24, 2003

10.15	Amendment No. 7 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc., GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), amended as of September 30, 2003

10.16	Mortgage Loan Agreement for $1,900,000 between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., dated December 31, 2000

10.17	Amendment No. 1 to Mortgage Loan Agreement, originally dated December 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., amended as of June 30, 2001

10.18	Amendment No. 2 to Mortgage Loan Agreement, originally dated December 31, 2000, between GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.),HealthMont of Missouri, Inc., HM Acquisition Corp., and SunLink Health Systems, Inc. amended as of September 30, 2003

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date of Report	Subject of Report

October 1, 2003	Press release announcing financial results for fiscal year ended June 30, 2003.

October 1, 2003	Public disclosure in an investor conference call of potential negative impact of high costs at Mountainside Medical Center on results of operations.

October 17, 2003	Reporting of acquisition of HealthMont, Inc.

November 13, 2003	Press release announcing financial results for the first quarter of fiscal 2004.

December 17, 2003	Amendment to Form 8-K filed October 17, 2003 reporting the acquisition of HealthMont, Inc. to include financial statement information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager

Mark J. Stockslager
Principal Accounting Officer

Dated: February 17, 2004