Form 10-Q
period 2004-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2004-05-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Common Shares, without par value, outstanding as of May 14, 2004 was 7,072,153.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,485	$1,773
Receivables - net	11,900	9,066
Medical supplies	2,261	1,629
Assets held for sale	18,697	19,562
Current assets of Mountainside Medical Center	2,621	2,998
Prepaid expenses and other	1,725	1,254

Total Current Assets	40,689	36,282
Property, Plant and Equipment, At Cost	38,212	23,129
Less accumulated depreciation and amortization	4,006	2,590

Property, Plant and Equipment - Net	34,206	20,539
Goodwill	4,210	—
Noncurrent assets of Mountainside Medical Center	669	709
Other Assets	346	1,923

Total Assets	$80,120	$59,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,522	$5,027
Revolving advances	7,674	1,915
Third-party payor settlements	3,325	4,322
Current maturities of long-term debt	1,862	2,574
Accrued expenses	9,746	7,047
Current liabilities of Mountainside Medical Center	7,988	6,850
Current liabilities of discontinued operations	205	150

Total Current Liabilities	38,322	27,885
Long-Term Liabilities:
Long-term debt	29,358	22,944
Noncurrent liability for professional liability risks	1,743	683
Noncurrent liabilities of discontinued operations	1,468	1,468

Total Long-term Liabilities	32,569	25,095
Commitments and Contingencies
Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 6,545 shares at March 31, 2004 and 5,028 shares at June 30, 2003	3,273	2,514
Additional paid-in capital	6,746	3,662
Common share warrants	170	40
Retained earnings (deficit)	(558)	720
Accumulated other comprehensive loss	(402)	(463)

Total Shareholders’ Equity	9,229	6,473

Total Liabilities and Shareholders’ Equity	$80,120	$59,453

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2004	2003	2004	2003
Net Revenues	$29,995	$20,758	$81,436	$59,453
Cost of Patient Service Revenues:
Salaries, wages and benefits	14,838	9,770	39,017	28,217
Provision for bad debts	2,270	2,259	8,286	6,419
Supplies	3,531	2,532	9,494	7,060
Purchased services	1,795	1,444	5,255	4,194
Other operating expenses	4,668	2,679	12,574	7,923
Rent and lease expense	696	505	1,998	1,457
Depreciation and amortization	539	271	1,406	798

Cost of patient service revenues	28,337	19,460	78,030	56,068

Operating Profit	1,658	1,298	3,406	3,385
Other Income (Expense):
Interest expense	(1,199)	(734)	(3,416)	(2,075)
Interest income	7	1	17	41
Merger expenses	—	—	—	(411)

Earnings from Continuing Operations before Income Taxes	466	565	7	940
Income Tax Expense	61	70	187	229

Earnings (Loss) from Continuing Operations	405	495	(180)	711
Earnings (Loss) from Discontinued Operations (net of income taxes)	(76)	148	(699)	(619)

Net Earnings (Loss)	$329	$643	$(879)	$92

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.06	$0.10	$(0.03)	$0.14

Diluted	$0.06	$0.09	$(0.03)	$0.13

Net Earnings:
Basic	$0.05	$0.13	$(0.15)	$0.02

Diluted	$0.05	$0.12	$(0.14)	$0.02

Weighted-Average Common Shares Outstanding:
Basic	6,406	5,000	5,932	4,998

Diluted	6,949	5,257	6,336	5,298

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED March 31,
	2004	2003
Net Cash Used In Operating Activities	$(324)	$(4,319)
Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(1,265)	(3,390)
Cash acquired in HealthMont acquisition	95

Net Cash Used in Investing Activities	(1,170)	(3,390)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	669
Proceeds from long-term debt	2,300	700
Revolving advances, net	3,026	3,723
Payments on long-term debt	(2,790)	(673)

Net Cash Provided by Financing Activities	3,205	3,750
Effect of Exchange Rate Changes on Cash	1	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,712	(3,959)
Cash and Cash Equivalents at Beginning of Period	1,773	5,719

Cash and Cash Equivalents at End of Period	$3,485	$1,760

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest, net of amounts capitalized	$1,401	$109

Income taxes	$336	$84

Noncash Investing and Financing Activities:
Long-term debt issued as payment-in-kind for interest payable	$1,113	$807

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2004 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. Through its subsidiaries, SunLink currently operates a total of eight community hospitals in four states. Seven of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 437 licensed beds.

On April 12, 2004, SunLink announced it had entered into a definitive agreement to sell its Mountainside Medical Center (“Mountainside”) hospital, a 35 bed hospital located in Jasper, GA for approximately $40,000. The transaction, which is subject to various conditions and approvals, is expected to be completed in SunLink’s fourth fiscal quarter ending June 30, 2004. The service area of Mountainside is a fast growing area in the northern Atlanta metropolitan statistical area, which the Company believes is trending toward suburban characteristics which are different from the characteristics of exurban and rural area hospitals on which SunLink’s business strategy is based. Such changing characteristics contributed to SunLink’s decision to sell Mountainside.

SunLink’s business strategy is to focus its efforts on internal growth of its remaining seven hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2004, SunLink concentrated its efforts as discussed in Note 4, on the acquisition of HealthMont, Inc., the sale of Mountainside, as further discussed in Note 3, and the operation and improvement of its existing hospitals. SunLink continues to evaluate certain hospitals which are for sale and monitor selected hospitals which SunLink has determined might become available for purchase.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues of Mountainside	$5,715	$4,970	$16,604	$13,751

Earnings (loss) from discontinued operations:
Mountainside Medical Center:
Earnings (loss) from operations	$7	$163	$(609)	$(905)
Life sciences and engineering segment:
Loss from operations	(18)	(15)	(25)	(45)
Housewares segment:
Earnings from operations				331
Child safety segment:
Loss from operations	(65)	—	(65)	—

Earnings (loss) from discontinued operations	$(76)	$148	$(699)	$(619)

Mountainside Medical Center – On April 12, 2004, SunLink announced it has entered into a definitive agreement to sell its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000. SunLink’s Board of Directors approved the plan to sell Mountainside on March 31, 2004. SunLink has agreed to sell the operations of Mountainside which includes the property, plant and equipment and the supplies inventory. SunLink will retain Mountainside’s working capital except for supplies inventory. It is contemplated that the net proceeds of the sale will be used to repay debt and related transaction costs. The transaction, which is subject to various conditions and approvals, is expected to be completed in SunLink’s fourth fiscal quarter ending June 30, 2004. The book value of the property, plant and equipment and the supplies inventory to be sold of $18,697 at March 31, 2004 is included in assets held for sale on the condensed consolidated balance sheet.

On September 30, 2002, SunLink entered into a $6,000 secured bank financing facility (the “Mountainside Financing Facility”) to provide financing for the construction of the Mountainside Medical Center replacement hospital in Jasper, Georgia, which replaced an older hospital, also located in Jasper, Georgia. As of March 31, 2004, SunLink had borrowed $5,700 under a construction loan with interest at prime plus 1% per annum, which is included in current liabilities of Mountainside Medical Center on the condensed consolidated balance sheet. Under the Mountainside Financing Facility, the construction loan may be converted to a 20-year mortgage loan, subject to certain conditions, by July 1, 2004. The 20-year mortgage loan option would bear interest at prime plus 1% per annum or, at SunLink’s option, interest at the 5-year U.S. Treasury Constant Maturity Yield plus 3 ½%. The actual mortgage loan interest rate is adjustable every 5 years. The Mountainside Financing Facility requires SunLink to comply with certain conditions and covenants including hospital financial and operational covenants, information requirements and limitations on secured debt incurred by the hospital subsidiary. It is anticipated that SunLink will be required to repay the Mountainside Financing Facility upon the closing of the sale of Mountainside.

The retained assets and liabilities of Mountainside are shown as current assets, current liabilities and noncurrent assets of Mountainside on the condensed consolidated balance sheet, including the retained patient receivables and current liabilities.

SunLink opened its new Mountainside Medical Center replacement hospital in Jasper, Georgia in May 2003. At that time, all hospital operations at the old hospital facility ceased. During the nine months ended March 31, 2003, SunLink determined that the carrying value of its old hospital and an adjacent medical office building exceeded their estimated fair value by $1,482 and $80, respectively. An impairment loss of $1,562 was recorded to write the hospital and medical office building down to fair value. Fair value was determined by SunLink based upon management’s determination of the best future use of the facilities and the estimated discounted cash flows generated by these uses. The medical office building is being retained and continues to be leased to medical practitioners. The old hospital facility was sold in March 2004 for $500 at a loss of $8 from the earlier estimated fair value which is included in the results of discontinued operations for the three and nine months ended March 31, 2004.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Included in discontinued operations for the three and nine months ended March 31, 2004 and 2003, respectively were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	21	23	62	68
Expected return on assets	(13)	(13)	(39)	(39)
Amortization of prior service cost	10	5	29	16

Net pension expense	$18	$15	$52	$45

Also included in discontinued operations for the nine months ended March 31, 2004 is $30 of partial pension termination expense and a $57 income tax benefit related to the adjustment to the minimum pension liability account. SunLink has contributed $153 to the plan in the nine months ended March 31, 2004 and expects to contribute an additional $43 through the end of the fiscal year ended June 30, 2004, as required by the Employee Retirement Income Security Act of 1974.

Housewares Segment – Non-current liabilities of discontinued operations at March 31, 2004 include $1,247 relating to the former housewares segment which represents a reserve for a portion of a guarantee by a U.K. subsidiary of SunLink with respect to obligations of a former subsidiary under a lease covering a portion of the manufacturing location of the former subsidiary. The reserve for the subsidiary’s obligation under such lease is based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost, including lease payments, to satisfy the lease obligation. The guarantee runs through March 2019. The U.K. subsidiary of SunLink is currently inactive, and entered into the guarantee for the former subsidiary’s lease obligation when the former subsidiary was owned by the SunLink U.K.

subsidiary. The maximum potential obligation of SunLink’s U.K. subsidiary under the guarantee would be approximately $9,000. SunLink’s currently inactive U.K. subsidiary has an option to repurchase the capital stock of the disposed subsidiary for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions. For the nine months ended March 31, 2003, earnings from discontinued operations included $331 relating to a domestic capital loss tax carry-back on the disposal of the Housewares segment subsidiary. It resulted from carrying back capital losses on SunLink’s investment in the subsidiary against capital gains of earlier years.

Child Safety Segment – In January 2001, SunLink sold its European child safety subsidiary Klippan Limited. During the three months ended March 31, 2004, SunLink was notified that a tax loss related to Klippan in the United Kingdom in the fiscal year it was sold was reduced and additional tax of $65 was owed. This expense is included in the results of discontinued operations for the three and nine months ended March 31, 2004.

Industrial Segment – In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal. Liabilities of discontinued operations at March 31, 2004 and June 30, 2003 of $426 and $495, respectively, relate to the industrial segment.

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

Note 4. – Acquisition of HealthMont, Inc.

On October 3, 2003, SunLink completed the acquisition with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company from October 3, 2003 through the end of the current fiscal quarter, March 31, 2004. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

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

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was approximately $15,000. For financial reporting purposes, the average market value of SunLink’s common shares was set as of the date of the first amendment of the merger agreement, March 24, 2003. The preliminary balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of the acquisition was recorded as goodwill totaling $4,210. The purchase price was established at March 31, 2003 based upon, among other things, the expected future operating results of the two hospitals. The final allocation of the purchase price to the fair value of assets acquired and liabilities assumed must be completed within one year of the merger date.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,275 at closing. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans with HealthMont’s senior lender. SunLink has agreed, in the event the letters of credit are drawn and the proceeds are applied to the outstanding balance of the revolving credit loans, to issue to such letter of credit obligors 350,000 SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit. Beginning October 3, 2003, SunLink is paying to such letter of credit obligors a 5% annual commitment fee paid monthly through March 31, 2005 in consideration for their obligation to maintain the letters of credit in effect.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month ($50 per month in cash and $ 30 per month deferred) and extended loans to HealthMont totaling $1,600 at October 3, 2003. SunLink recorded the $50 cash management fee paid as a reduction of other operating expenses for the period prior to the merger. The loan was recorded as part of the purchase price upon consummation of the merger.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third-party lender. The loan is guaranteed by SunLink. The proceeds of the loan were used for certain transaction costs and for working capital needs. The loan bears an interest rate of 15% per annum and requires SunLink to pay certain fees.

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

In the nine months ended March 31, 2003, SunLink expensed $411 of capitalized costs relating to the then proposed HealthMont merger because SunLink could not determine at that time that it was probable that the merger would be completed.

The Company is in the process of obtaining third-party valuations of certain intangible assets; accordingly the allocation of the purchase price is preliminary. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Current assets	$2,857
Property, plant and equipment	13,634
Long-term assets	200
Goodwill	4,210

Total assets acquired	20,901

Current liabilities	$10,487
Long-term liabilities	5,311

Total liabilities assumed	15,798

Net assets acquired	$5,103

The following pro forma statements of earnings for the three and nine months ending March, 31, 2004 and 2003, respectively give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002:

	Pro forma		Pro forma
	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues	$29,995	$27,669	$88,794	$80,937

Net earnings (loss)	$405	$(682)	$(2,052)	$(1,506)

Net earnings (loss) per share:
basic	$0.06	$(0.14)	$(0.35)	$(0.30)

diluted	$0.06	$(0.14)	$(0.35)	$(0.30)

Note 5. – Stock-Based Compensation

SunLink measures compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net earnings (loss) as reported:	$329	$643	$(879)	$92
Less: total stock-based compensation determined under the fair value based method for all awards, net of income tax	5	18	15	54

Pro forma net earnings (loss)	$324	$625	$(894)	$38

Net earnings (loss) per share
Attributable to common shareholders:
Basic:
As reported	$0.05	$0.13	$(0.15)	$0.02

Pro forma	$0.05	$0.12	$(0.15)	$0.01

Diluted:
As reported	$0.05	$0.12	$(0.14)	$0.02

Pro forma	$0.05	$0.12	$(0.14)	$0.01

Note 6. – Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 15, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132(R) “Employers’ Disclosures about Pension and Other Postretirement Benefits”. SFAS No. 132(R) revises employers’ disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in SFAS No. 132 “Employers’ Disclosures about Pension and Other Postretirement Benefits, which it replaces. It requires additional disclosures to the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 7. – Receivables- net

	March 31, 2004	June 30, 2003
Patient accounts receivable (net of contractual allowances)	$18,071	$13,781
Less allowance for doubtful accounts	(6,233)	(4,812)

Patient accounts receivable, net	11,838	8,969
Other accounts receivable	62	97

Receivables - net	$11,900	$9,066

Net revenues included $385 and $0 for the three months ended March 31, 2004 and 2003, respectively, for the settlements and filings of prior year third-party payor issues. Net revenues included $545 and $953 for the nine months ended March 31, 2004 and 2003, respectively, for the settlements and filings of prior year third-party payor issues. Net revenues for the three and nine months ended March 31, 2004 included $406 and $1,115, respectively, from a state indigent care program.

Note 8. – Long-Term Debt

	March 31, 2004	June 30, 2003
Senior subordinated note, net of unamortized discount of $1,376 and $1,848	$19,136	$18,522
Senior subordinated zero coupon note, net of unamortized discount of $109	—	1,541
Term loan	3,925	4,668
HealthMont Term Notes I	700	700
HealthMont Term Notes II	2,300
HealthMont mortgage I	2,757
HealthMont mortgage II	1,498
Capital lease obligations	904	87

	31,220	25,518
Less current maturities	(1,862)	(2,574)

	$29,358	$22,944

Seller Financing - In connection with the acquisition of SunLink’s initial six hospitals, SunLink Healthcare Corp. (“SHC”), a wholly-owned subsidiary of the Company, issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, to the seller of the hospitals (collectively the “SHC Notes”).

The senior subordinated note is due on January 31, 2006. Interest on the note was payable semiannually either in cash or additional promissory notes through August 1, 2003 and currently is payable in cash. Pursuant to the pay in kind feature, additional promissory notes for $3,862 for interest from February 1, 2001 through August 31, 2003 were issued. The accrued interest payable at March 31, 2004 of $291 is due on July 31, 2004. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note was $2,873.

The senior subordinated zero coupon note matured and was paid on January 31, 2004 in the amount of $1,650. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note was $490.

The discounts on the SHC Notes were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instrument using the effective interest method. For the three months ended March 31, 2004 and 2003, amortization expense was recognized on the discounts of $177 and $168, respectively, and for the nine months ended March 31, 2004 and 2003, $582 and $497, respectively.

The loan agreement pursuant to which the SHC Notes were issued requires that SHC grant to the lender a security interest in, and mortgage on, collateral consisting of SHC and its subsidiaries’ real and personal property, unless SHC has outstanding senior indebtedness that meets certain conditions. The senior subordinated note presently is not collateralized. Each of the individual hospital subsidiaries of SHC was a guarantor of the senior subordinated zero coupon note and is a guarantor of the senior subordinated note. Further, the senior subordinated note is subordinate in payment and collateral to all defined senior indebtedness of SHC which in the aggregate may not exceed $15,000, other than debt incurred after the issuance of such notes in connection with certain permitted acquisitions. The loan agreement also prohibits the payment of dividends or other distributions in respect of capital stock of SHC or other payments to SunLink.

SunLink Credit Facility - On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a secured revolving credit facility (which expires December 31, 2005) for loans of up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable in monthly installments through June 30, 2007 at an interest rate of 9.78%. The availability of borrowings under the SunLink revolving credit facility is based upon, among other things, a borrowing base keyed to the level of SHC receivables which, based upon the Company’s estimates, provided borrowing capacity of approximately $8,000 at March 31, 2004. Borrowings under the SunLink revolving credit facility were $4,672 at March 31, 2004. The revolving line of credit is secured by the patient accounts receivable of SHC. The SunLink revolving line of credit facility lender filed for bankruptcy on August 25, 2003. Subsequent to the bankruptcy filing and through March 31, 2004, the revolving credit facility lender has funded the line daily by the amount of SHC’s accounts receivable received by the lender to pay down the revolving line of credit plus additional advances of $1,158. The net proceeds from the secured term loan of $5,800 ($6,000 secured term loan less $200 costs and fees) were used for working capital and to fund a portion of SunLink’s hospital capital projects which include the replacement hospital in Jasper, Georgia (which opened in May 2003), and a new emergency room at its hospital in Ellijay, Georgia. The term loan is secured by liens on SHC’s real and personal property, except for the Jasper, Georgia hospital and patient accounts receivables, as well as by the capital stock owned by SHC and its subsidiaries. Also, each of the SHC hospital subsidiaries is a guarantor of the loan.

HealthMont Term Notes – On March 21, 2003, in connection with the HealthMont merger, SunLink borrowed $700 under a commitment for a $3,000, three-year secured term loan with an interest rate of 15% (the “HealthMont Term Notes I”). SunLink’s new HealthMont subsidiary borrowed the remaining $2,300 under the commitment at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due August 2005 (the “HealthMont Term Notes II”).

HealthMont Mortgage I – In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $2,926 which bears interest at prime plus 2% and is payable in quarterly principal installments of $83 plus interest, with the remaining unpaid balance of $2,262 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Adel, Georgia facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Mortgage II– In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $1,560 which bears interest at prime plus 2% and is payable in quarterly principal installments of $32 plus interest, with the remaining unpaid balance of $1,304 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Fulton, Missouri facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Revolving Loan – In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement, which SunLink guaranteed, which had borrowings of $2,807 at the merger date. The loan bears interest of prime plus 1.5% and the agreement expires August 31, 2005. All of the receipts of the HealthMont subsidiary are required to be deposited with the lender as payment on the revolving loan and borrowings are made weekly for working capital needs. The amount available is based upon several factors, including liquidity, as defined, of the HealthMont subsidiaries’ patient accounts receivable. As of March 31, 2004, the Company had $3,002 of borrowings outstanding and no unused availability under the HealthMont revolving loan agreement. The HealthMont revolving loan is secured by the personal property of the HealthMont subsidiary and letters of credit guaranteed by certain persons who were shareholders of HealthMont prior to the acquisition and who currently are shareholders of SunLink. The agreement requires SunLink’s HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This revolving loan is guaranteed by SunLink.

The debt capacity of SunLink’s subsidiaries, SunLink Healthcare Corp. and HealthMont Inc., is limited and is subject to certain financial and other covenants under their debt agreements. Under the most limiting of such covenants, SHC would, at March 31, 2004, have been able to incur up to approximately $703 of additional indebtedness. The HealthMont subsidiary had no additional borrowing capacity at March 31, 2004.

Certain indebtedness with respect to SunLink’s Mountainside Medical Center has been reclassified to current liabilities of Mountainside Medical Center on the condensed consolidated balance sheet. See Note 3.

Note 9. – Income Taxes

Income tax expense of $61 ($20 federal benefit and $81 state taxes) and $70 ($7 federal benefit and $77 state taxes) was recorded for the three months ended March 31, 2004 and 2003, respectively. Income tax expense of $187 ($20 federal benefit and $207 state taxes) and $229

($61 federal and $168 state taxes) was recorded for the nine months ended March 31, 2004 and 2003, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $8,800 at March 31, 2004. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. At March 31, 2004, SunLink has provided a valuation allowance for the entire amount of the deferred tax asset (the majority of which is the federal net operating loss carryforward) as it was management’s assessment based upon the criteria identified in SFAS No. 109, that it was currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Note 10. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings:	$329	$643
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	15	19

Comprehensive earnings	$344	$662

	Nine Months Ended
	March 31, 2004	March 31, 2003
Net earnings (loss):	$(879)	$92
Other comprehensive income net of tax:
Change in equity due to :
Change in minimum pension liability adjustment	111
Foreign currency Translation adjustments	(49)	(28)

Comprehensive earnings (loss)	$(817)	$64

Note 11. – Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, among other things, a U.K. subsidiary of SunLink remains contingently liable as guarantor of obligations under a lease of a former U. K. subsidiary covering a portion of such former subsidiary’s manufacturing location. The maximum potential obligation of SunLink’s U.K. guarantor subsidiary under the guarantee would be approximately $9,000.

As of March 31, 2004, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $500 in capital expenditures during the remaining three months of the fiscal year ending June 30, 2004, primarily for new and replacement equipment.

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

On February 20, 2004 and March 3, 2004, two similar class action proceedings, respectively captioned Mary Ross v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-81871, filed February 20, 2004 (Superior Court of Fulton County, Georgia) (“Ross”) and Roger Barber v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-82484, filed March 3, 2004 (Superior Court of Fulton County, Georgia) (“Barber”) arose, where plaintiffs, who allege to be shareholders, sued the Company and its directors, with respect to the Company’s response to a putative proposal made by Attentus Healthcare Corporation to acquire all of the Company’s stock. The claims allege that the Company and directors breached common law fiduciary duties owed to the shareholders by adopting a shareholder rights plan and refusing to negotiate with Attentus. They seek, among other things, injunctive relief with respect to these actions. No damages are sought in either complaint. The Ross suit was voluntarily dismissed on April 19, 2004. The defendants have responded to the complaints and intend to vigorously defend the Barber suit.

With the acquisition of HealthMont, the Company assumed a lease guarantee of $500 for a hospital HealthMont formerly operated. The lease had been assumed by a third party in a transaction prior to the Company’s acquisition of HealthMont. The leased hospital has subsequently been closed and SunLink recorded a liability of $500 for the lease guarantee at the acquisition date.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at March 31, 2004 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$1,862	$2,067	$3,167
2 years	27,451	1,375	2,265
3 years	1,559	477	502
4 years	348	345
5 years		291
More than 5 years		2,760

	$31,220	$7,315	$5,934

The Company also has $7,674 of outstanding borrowings under its revolving lines which are classified as current liabilities at March 31, 2004. The Company also has $5,700 outstanding under the Mountainside Financing Facility at March 31, 2004 which is included in current liabilities of Mountainside Medical Center on the condensed consolidated balance sheet.

At March 31, 2004, SunLink had contracts with 16 physicians (exclusive of contracts with physicians at Mountainside which is included in discontinued operations as discussed in Note 3) which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. For the three months ended March 31, 2004 and 2003, SunLink expensed (in continuing operations) physician guarantees of $621 and $230, respectively, and $1,964 and $965 for the nine months ended March 31, 2004 and 2003, respectively. The table above shows the maximum obligations SunLink had at March, 31, 2004 for the non-cancelable commitments under physician guarantee contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Recent Developments

On April 12, 2004, SunLink announced it had entered into a definitive agreement to sell its Mountainside Medical Center (“Mountainside”), a 35 bed hospital located in Jasper, GA for approximately $40,000. The transaction, which is subject to various conditions and approvals, is expected to be completed in SunLink’s fourth fiscal quarter ending June 30, 2004. The service area of Mountainside is a fast growing area in the northern Atlanta metropolitan statistical area which the Company believes is trending toward suburban characteristics which are different from the exurban and rural areas characteristics on which SunLink’s business strategy is based. Such changing characteristics contributed to the decision to sell Mountainside.

On October 3, 2003, SunLink completed the acquisition with HealthMont, Inc. (“HealthMont”), a privately held operator of community hospitals through the merger of a wholly owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company from October 3, 2003 through the end of the current fiscal quarter, March 31, 2004. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

Financial Summary

The results of continuing operations shown in the financial summary below are of our U.S. community hospital segment which is composed of five SunLink facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003. The results of operations for Mountainside, which is now classified as held for sale, are included in the results of discontinued operations.

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2004	2003	% Change	2004	2003	% Change
Net revenues	$29,995	$20,758	44.5%	$81,436	$59,453	37.0%
Cost of patient service revenues	(28,337)	(19,460)	45.6%	(78,030)	(56,068)	39.2%

Operating profit	1,658	1,298	27.7%	3,406	3,385	0.6%
Merger expenses					(411)	N/A
Interest expense	(1,199)	(734)	63.4%	(3,416)	(2,075)	64.6%
Interest income	7	1	600.0%	17	41	(58.5%)

Earnings from Continuing
Operations before Income Taxes	$466	$565	(17.5%)	$7	$940	(99.3%)

Admissions	2,826	1,785	58.3%	7,148	4,869	46.8%

Equivalent Admissions	6,363	3,893	63.4%	16,631	11,658	42.7%

Surgeries	1,158	779	48.7%	2,965	2,413	22.9%

Revenue per Equivalent Admissions	$4,714	$5,332	(11.6%)	$4,897	$5,100	(4.0%)

Equivalent admissions – Equivalent admissions is used by management and some investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation seeks to equate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general measure of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Net revenues for the quarter ended March 31, 2004 were $29,995 with a total of 6,363 equivalent admissions and revenues per equivalent admission of $4,714 compared to net revenues of $20,758, a total of 3,893 equivalent admissions and revenues per equivalent admission of $5,332 for the quarter ended March 31, 2003. The 44.5% increase in net revenues for the quarter ended March 31, 2004 was due to a 63.4% increase in equivalent admissions and the acquisition of the two HealthMont facilities on October 3, 2003. The increase in equivalent admissions also was a result of a 58.3% increase in admissions and higher outpatient net revenues. Excluding these two new HealthMont facilities, net revenues increased 9.5% resulting from a 16.8% increase in equivalent admissions and a 8.8% increase in admissions. The two new HealthMont facilities have lowered the consolidated net revenues per equivalent admission in the current year as their operations are underperforming in comparison to the SunLink hospitals. Net revenues for the three months ended March 31, 2004 included $406 from a state indigent care program. One facility began participation in this program this fiscal year and recorded reductions to net revenues for indigent care of $993 in the quarter ended March 31, 2004.

Net revenues for the nine months ended March 31, 2004 were $81,436 with a total of 16,631 equivalent admissions and revenues per equivalent admission of $4,897 compared to net revenues of $59,453, a total of 11,658 equivalent admissions and revenues per equivalent admission of $5,100 for the nine months ended March 31, 2003. The 37.0% increase in net revenues for the nine months ended March 31, 2004 was due to a 42.7% increase in equivalent admissions and a 46.8% increase in admissions. The increase in equivalent admissions was a result of increased inpatient volume as indicated by the 46.8% increase in admissions. Excluding these two new HealthMont facilities, net revenues increased 13.2% resulting from a 14.3% increase in equivalent admissions and a 14.9% increase in admissions. Net revenues for the nine months ended March 31, 2004 of $1,115 from a state indigent care program. One facility began participation in this program this fiscal year and recorded reductions to net revenues for indigent care of $1,011 in the nine months ended March 31, 2004.

In addition to the HealthMont acquisition, we believe upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the nine months ended March 31, 2004 compared to the same period last year. We added 13 net new doctors during the year ended June 30, 2003 and 23 net new doctors during the nine months ended March 31, 2004. During the nine months ended March 31, 2004, SunLink spent $1,964 on physician guarantee and recruiting expenses compared to $965 for the same period last year. We also have expended approximately $2,361 for capital expenditures to upgrade services and facilities since July 1, 2002. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors sources in the Company’s hospitals for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Source
Medicare	48.9%	50.7%
Medicaid	16.7%	14.4%
Self pay	7.0%	6.4%
Commercial Insurance & Other	27.4%	28.5%

	100.0%	100.0%

	Nine Months Ended March 31,
	2004	2003
Source
Medicare	47.6%	49.3%
Medicaid	17.0%	14.7%
Self pay	7.6%	7.4%
Commercial Insurance & Other	27.8%	28.6%

	100.0%	100.0%

During the current fiscal year, SunLink has experienced an increase in Medicaid and self-pay revenues as a percent of net revenues and an offsetting decrease in Medicare revenues, due primarily to the patient mix of the two acquired HealthMont hospitals.

Cost of patient service revenues, including depreciation, was $28,337 and $19,460 for the quarters ended March 31, 2004 and 2003, respectively and $78,030 and $56,068 for the nine months ended March 31, 2004 and 2003, respectively.

	Cost of Patient Service Revenues As % of Net Revenues Three Months Ended March 31,

	2004	2003
Salaries, wages and benefits	49.5%	47.1%
Provision for bad debts	7.6%	10.9%
Supplies	11.8%	12.2%
Purchased services	6.0%	7.0%
Other operating expenses	15.6%	12.9%
Rent and lease expense	2.3%	2.4%

	Cost of Patient Service Revenues As % of Net Revenues Nine Months Ended March 31,

	2004	2003
Salaries, wages and benefits	47.9%	47.5%
Provision for bad debts	10.2%	10.8%
Supplies	11.7%	11.9%
Purchased services	6.5%	7.1%
Other operating expenses	15.4%	13.3%
Rent and lease expense	2.5%	2.5%

Salaries, wages and benefits expense increased as a percentage of net revenues for the current quarter due to higher employee health insurance claims.

The provision for bad debts was 7.6% of net revenues in the quarter ended March 31, 2004, a decrease of 3.3% of net revenues from the prior year, and was 10.2% for the nine months ended March 31, 2004, a decrease of 0.6% from the prior year. The decrease resulted from reclassifying of approximately $993 of indigent care expense from bad debt expense to reduction of net revenues required by commencement of participation by one hospital in a state’s indigent care program. Without this reclassification, bad debt expense would have been 10.9% of net revenues for the quarter ended March 31, 2004 and 11.4% for the nine months ended March 31, 2004 or slight increases in the percentage of bad debt expense to net revenues in the current year. The increase was due to more difficult collections of deductibles and co-insurance payments due to the overall decline in economic conditions.

The increase in other operating expenses as a percent of net revenue in the first nine months of this year reflects increases in insurance and physician recruiting expenses. Insurance expense has increased by $468 (43%) and $1,103 (46%) during the three and nine months ended March 31, 2004, respectively, as compared to the prior year period . Physician recruiting expense has increased by $391 (170%) and $999 (104%) during the three and nine months ended March 31, 2004, respectively, as compared to the prior year period.

Depreciation expense was $539 and $271 for the three months ended March 31, 2004 and 2003, respectively, and $1,406 and $798 for the nine months ended March 31, 2004 and 2003, respectively. The increase in the current year was due primarily to the October 3, 2003 acquisition of HealthMont which added two new facilities and the approximately $4,054 of capital expenditures in the past 21 months.

Operating profit for the three months ended March 31, 2004 was $1,658 or 5.5% of net revenues compared to $1,298 or 6.3% of net revenues for the three months ended March 31, 2003. For the nine months ended March 31, 2004, operating profit was $3,406 or 4.2% of net revenues compared to $3,385 or 5.7% of net revenues for the same period of the prior year. The decrease in operating profit as a percentage of net revenues is attributable to the under performing newly acquired HealthMont hospitals, increased physician recruiting, insurance and employee medical claim expenses.

Interest expense was $1,199 and $734 for the three months ended March 31, 2004 and 2003, respectively, and $3,416 and $2,075 for the nine months ended March 31, 2004 and 2003, respectively. The increased interest expense is due to the increased debt owed in the current year, primarily due to the $4,672 revolving advance borrowings undertaken by SHC and approximately $8,300 of debt assumed and undertaken in the HealthMont acquisition.

Income tax expense of $61 ($20 federal benefit and $81 state taxes) and $70 ($7 federal benefit and $77 state taxes) was recorded for the three months ended March 31, 2004 and 2003, respectively. Income tax expense of $187 ($20 federal benefit and $207 state taxes) and $229 ($61 federal and $168 state taxes) was recorded for the nine months ended March 31, 2004 and 2003, respectively. SunLink had a federal net operating loss carryforward (which expires in 2020, 2021 and 2022) of approximately $8,800 at March 31, 2004. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carryforward is useable to offset federal taxable income in the current year. SunLink has provided a valuation allowance for the entire amount of the deferred tax asset (the majority of which is the federal net operating loss carryforward) as it is management’s assessment based upon the criteria identified in SFAS No. 109, that it is currently more likely than not that none of the deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations of $466 ($0.06 per fully diluted share) in the quarter ended March 31, 2004 compared to earnings from continuing operations of $565 ($0.09 per fully diluted share) in the comparable quarter last year. Increased operating profit in the current year was more than offset by the increased interest expense which has resulted from the debt assumed and undertaken in the HealthMont acquisition.

For the three months ended March 31, 2004, loss from discontinued operations of $76 resulted primarily from $65 tax expense of the child safety segment. For the nine months ended March 31, 2004, loss from discontinued operations of $699 resulted primarily from $609 of operating loss of the held-for-sale Mountainside Medical Center and the $65 tax expense of the child safety segment.

Liquidity and Capital Resources

We used $324 of cash in operating activities during the nine months ended March 31, 2004 compared to $4,319 of cash used during the comparable period last year. Cash used in operating activities for the prior period included the use of cash in discontinued operations which included $1,335 of Mountainside capital expenditures and $1,441 of additional Mountainside debt.

We expended $1,265 for capital improvements at our hospitals during the nine months ended March 31, 2004. We believe attractive, up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $500 for capital expenditures during the remaining three months of the fiscal year ending June 30, 2004.

The availability of borrowings under our two revolving line of credit facilities is limited. Both are based upon, among other things, a borrowing base keyed to the level of the applicable hospitals’ receivables. Based upon our estimates, the SunLink revolving credit facility provided borrowing capacity of approximately $8,000 at March 31, 2004 of which $4,672 was borrowed at March 31, 2004. Borrowings under the HealthMont revolving credit facility was $3,002 at March 31, 2004, the entire estimated borrowing capacity of that line of credit. If the applicable amount or quality of receivables is lower than expected, our borrowing capacity under the applicable revolving credit facilities could be lower. On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investment fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90 day commitment period which expired in November 2003 during which the funds could be borrowed. The facility also had a $20 standby commitment fee which was fully-earned and non-refundable. The $3,000 standby bridge loan facility was entered into due to the uncertainty of funding under the revolving line of credit facility after the lender of the SunLink revolving line of credit facility experienced financing problems in early August 2003 and subsequently filed for bankruptcy on August 25, 2003. Subsequent to the bankruptcy filing, the SunLink revolving credit facility lender has provided limited funding of the line through March 31, 2004 with the collections received on SunLink’s accounts receivable plus additional advances of $1,157. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the applicable credit facilities decreases, or if the lenders are unable to perform, we may be unable to draw on one or more of the credit facilities.

At the closing of the HealthMont merger, we assumed HealthMont’s long-term debt of $5,287, which was composed of two mortgages totaling $4,371 and capital lease obligations totaling $916. The mortgages bear interest of prime plus 2%, have quarterly principal payments of $115 with the remaining unpaid balances of $3,566 due August 31, 2005. In connection with the merger with HealthMont, on March 21, 2003, under a commitment for a $3,000, three-year secured term loan with an interest rate of 15% SunLink borrowed $700. Our new HealthMont subsidiary borrowed the remaining $2,300 under the commitment at the closing of the merger on October 3, 2003 through the sale of 15% notes due August 2005.

The debt capacity of our SunLink Healthcare Corp. (“SHC”) subsidiary, which owns the stock of our initial six hospital subsidiaries, is limited and is subject to certain leverage tests by its loan agreements. Under the most limiting of such tests, SHC would, at March 31, 2004, have been able to incur up to approximately $704 of additional indebtedness. This does not include any amount relating to the HealthMont merger which did not involve SHC. The HealthMont, Inc. subsidiary has no additional borrowing capacity at March 31, 2004.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at March 31, 2004 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$1,862	$2,067	$3,167
2 years	27,451	1,375	2,265
3 years	1,559	477	502
4 years	348	345
5 years		291
More than 5 years		2,760

	$31,220	$7,315	$5,934

The Company has $7,674 outstanding of revolving line of credit borrowings which are classified as current liabilities at March 31, 2004. The Company also has $5,700 outstanding under the Mountainside Financing Facility at March 31, 2004 which is included in current liabilities of Mountainside Medical Center on the condensed consolidated balance sheet.

At March 31, 2004, SunLink had contracts with 16 physicians (exclusive of contracts with physicians at Mountainside which are included as discontinued operations) which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. For the three months ended March 31, 2004, SunLink expensed in continuing operations $621 and $230, respectively, and $1,964 and $965 for the nine months ended March 31, 2004 and 2003, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at March, 31, 2004 for the non-cancelable commitments under physician guarantee contracts.

At March 31, 2004, we had outstanding long-term debt of $29,358 of which $19,136 was incurred in connection with our purchase on February 1, 2001 of our initial six community hospitals and related businesses, $7,255 was incurred or assumed in connection with the October 3, 2003 acquisition of HealthMont, $3,925 was outstanding under the term loan, and $904 was related to capital leases ($848 of which was assumed in the HealthMont acquisition). At such date, our debt included a seller financed balloon note of $19,136. The balloon note, due January 31, 2006, has a face amount of $16,650 and a stated interest rate of 8.5% which, because it was considered a below market interest rate at the date of issuance, has been discounted for financial reporting purposes to a market interest rate of 12.3%. As noted above, the balloon note has a payment-in-kind (PIK) feature for interest accrued through August 1, 2003. Interest due and payable through that date was paid in additional balloon notes due in 2006. Additional promissory notes issued for interest payable from February 1, 2001 to August 31, 2003 totaled $3,862.

Our contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former non-U.S. subsidiaries. We have provided an accrual at March 31, 2004 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

With the acquisition of HealthMont, the Company assumed a lease guarantee of $500 for a hospital HealthMont formerly operated. The lease had been assumed by a third party in a transaction prior to the Company’s acquisition of HealthMont. The leased hospital has subsequently been closed and SunLink recorded a liability of $500 for the lease guarantee at the acquisition date.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity have been cash generated from continuing operations, borrowings under our credit facilities and cash received from sale of common shares through warrant exercises. In November 2003, SunLink reduced the stock warrant exercise price to purchase SunLink common shares from $8.625 to $2.50 per share for a period which extended to April 20, 2004. During this period, 753,029 common shares were issued for proceeds of $1,883. At March 31, 2004, proceeds of $563 had been received by SunLink and the remainder was received in April 2004. These proceeds have been used for working capital needs of our HealthMont subsidiary, transaction expenses of the HealthMont acquisition and general corporate purposes. Historically, our primary sources of liquidity have included our existing sources as well as borrowings under a term loan entered into at the same time as our revolving credit facility. Our credit facilities include the $8,000 SHC secured revolving line of credit facility which matures December 31, 2004, and the $8,000 HealthMont secured credit facility which matures August 31, 2005.

It is uncertain whether we will be able to borrow additional amounts under the SunLink revolving credit facility because the lender is currently in reorganization under Chapter 11 of the Federal bankruptcy laws. Should such additional borrowing not be available, our liquidity could be adversely affected if we are required to make such payments as scheduled from operational funds.

Availability under the revolving credit facility is based upon the level of our receivables. The remaining availability at March 31, 2004 of approximately $3,328 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Impact of Acquisition of HealthMont and Anticipated Sale of Mountainside on Results of Operations and Liquidity and Capital Resources

On April 12, 2004, SunLink announced it had entered into a definitive agreement to sell its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000. SunLink has agreed to sell the operations of Mountainside which includes the property, plant and equipment and the supplies inventory. SunLink will retain Mountainside’s working capital except for supplies inventory. It is contemplated that the net proceeds of the sale will be used to repay debt and related costs of the sale. The transaction, which is subject to various conditions and approvals, is expected to be completed in SunLink’s fourth fiscal quarter ending June 30, 2004.

It is a condition of Mountainside sale agreement that SunLink repay the indebtedness of the Mountainside Financing Facility, which was $5,700 at March 31, 2004. In addition, we anticipate that the Senior subordinated note, Term loan and the SunLink revolving credit facility debt totaling $27,733 at March 31, 2004 will be repaid from the sale proceeds. SunLink also announced that, predicated upon the sale of Mountainside and application of proceeds to retire debt, it has received initial proposals from lenders for new senior and mezzanine credit facilities to provide up to $40,000 to refinance the existing HealthMont term notes, HealthMont mortgages and HealthMont revolving credit facility, for hospital capital projects, selective acquisitions and other general corporate purposes.

We completed the acquisition of HealthMont, Inc. on October 3, 2003. The HealthMont hospitals are currently underperforming in comparison to internal estimates we used in negotiating the purchase price and we project the HealthMont hospitals will continue to under-perform at least through the end of SunLink’s fiscal year, June 30, 2004. Since the acquisition, we have made significant personnel changes at both hospitals, and we are currently integrating HealthMont’s information and accounting systems into SunLink’s. As part of the purchase price allocation process, we are identifying and quantifying actual and contingent liabilities at the acquisition date and conforming HealthMont’s internal control policies and procedures to our own internal control policies and procedures.

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

On October 3, 2003, our HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third party lender. The loan is guaranteed by SunLink. The proceeds from the loan were used to pay certain transaction costs of the merger and for working capital needs. The loan bears interest of 15% per annum and we are required to pay certain fees in accordance with the loan. In connection with the HealthMont acquisition, we borrowed $3,000 from a private investment fund for a three year term secured by the stock and a second lien on the assets of HealthMont. Such borrowings were partially funded in March 2003 in connection with the amended merger agreement through the purchase of $700 of our 15% notes due 2006 by such private lender. The $3,000 three year secured term borrowing was used for working capital and certain merger transaction costs and bears interest at 15% per annum and requires SunLink to pay certain fees and issue warrants to the lender to purchase 75,000 SunLink common shares at $0.01 per share.

Certain former HealthMont stockholders have arranged letters of credit which support up to $1,650 of HealthMont’s revolving credit loans. We have agreed, in the event the letters of credit are drawn and the proceeds are used to reduce the outstanding balance of the revolving credit loans, that we will issue to the letter of credit obligors up to 350,000 shares of SunLink common shares in full satisfaction of HealthMont’s reimbursement obligations under the letters of credit.

The debt capacity of our HealthMont, Inc. subsidiary, which owns the stock of our two recently acquired hospital subsidiaries, is limited and is subject to certain covenants under its debt agreements and had no remaining availability under its revolving credit facility at March 31, 2004.

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospitals business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and,

•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us, and,

•	the financial viability of our lenders and their ability to perform their obligations under our credit agreements with them;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints:

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	possible changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the issuance of our common shares in connection with the acquisition of HealthMont, and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Critical Accounting Policies and Estimates

The unaudited Condensed Consolidated Financial Statements herein have been prepared in accordance with Rule 10-01 of Regulation S-X of the SEC and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the SEC on September 26, 2003. In the opinion of management, the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2004, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At March 31, 2004, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts – Substantially all of the Company’s accounts receivables result from providing healthcare services to hospital facility patients. Accounts receivable are reduced by an allowance for amounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs or from self-pay patients could significantly impact the estimates used to determine the allowance for doubtful accounts.

Risk Management – We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we generally accrue a liability for estimated costs and losses under such claims, net of estimated insurance recoveries.

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

In connection with our acquisition of HealthMont and its two hospitals, we assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to our acquisition and we have purchased claim-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts were based on actuarially determined amounts.

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

Goodwill – Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. We account for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets”. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. We have provided a valuation allowance for all tax assets so that the net tax asset is zero based on our assessment, using factors identified in SFAS No. 109, that it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. At March 31, 2004, the most significant tax asset is a U.S. net operating loss carryforward of approximately $9,200, utilization of which is subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Stock-Based Compensation - The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

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

In December 2003, the FASB issued SFAS No. 132(R) “Employers’ Disclosures about Pension and Other Postretirement Benefits”. SFAS No. 132(R) revises employers’ disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in SFAS No. 132 “Employers’ Disclosures about Pension and Other Postretirement Benefits, which it replaces. It requires additional disclosures to the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Related Party Transactions

A director and our company secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of whom provide services to SunLink. We have paid an aggregate of $448 for legal services to these law firms in the nine months ended March 31, 2004. Another director received $6 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90-day commitment period during which the funds could be borrowed. The facility also had a $20 standby commitment fee was that fully-earned on the commitment date and which is non-refundable. The $20 standby commitment fee was paid in September 2003. The standby bridge loan facility was entered into by SunLink for short-term financing requirements due to the bankruptcy of its revolving line of credit facility lender. The 90-day commitment period passed without any borrowing made under the standby facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our revolving credit facilities, Mountainside Financing Facility and two mortgages assumed in the HealthMonth acquisition. Borrowings of $17,629 were outstanding under these agreements at March 31, 2004. A one percent change in the prime rate would result in a change in interest expense of $176 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of March 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to SunLink and its consolidated subsidiaries would be made known to them by others within those entities, subject to the matters discussed in (c) below.

(b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to March 31, 2004, except as discussed in (c) below.

(c)	We completed the acquisition of HealthMont, Inc. on October 3, 2003. Since the acquisition, we have made significant personnel changes at both of the HealthMont hospitals that we acquired and we are currently integrating HealthMont’s information and accounting systems into SunLink’s systems. As part of the initial purchase price allocation process, we are identifying and quantifying actual and contingent liabilities at the acquisition date and conforming HealthMont’s internal control policies to SunLink’s internal control policies. As a result, because we are in the early stages of integrating HealthMont’s operations, personnel and systems, and in the initial stages of identifying and quantifying actual and contingent liabilities relating to the acquisition, there is currently an increased risk that existing disclosure controls and procedures related to the hospitals acquired from HealthMont would not be adequate.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 20, 2004 and March 3, 2004, two similar class action proceedings, respectively captioned Mary Ross v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-81871, filed February 20, 2004 (Superior Court of Fulton County, Georgia) (“Ross”) and Roger Barber v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-82484, filed March 3, 2004 (Superior Court of Fulton County, Georgia) (“Barber”) arose, where plaintiffs, who allege to be shareholders, sued the Company and its directors, with respect to the Company’s response to a putative proposal made by Attentus Healthcare Corporation to acquire all of the Company’s stock. The claims allege that the Company and directors breached common law fiduciary duties owed to the shareholders by adopting a shareholder rights plan and refusing to negotiate with Attentus. They seek, among other things, injunctive relief with respect to these actions. No damages are sought in either complaint. The Ross suit was voluntarily dismissed on April 19, 2004. The defendants have responded to the complaints and intend to vigorously defend the Barber suit.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date of Report	Subject of Report
February 10, 2004	Board of Directors declared a dividend distribution of one Series A Voting Preferred Purchase Right for each outstanding Common Share to shareholders of record at February 10, 2004.

February 13, 2004	Press release announcing financial results for the second quarter of fiscal 2004.

February 25, 2004	Press release confirming that the Company is not for sale, re-stating the Company’s growth objectives and announcing a shareholder lawsuit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager

Mark J. Stockslager Principal Accounting Officer

Dated: May 14, 2004