Form 10-K
period 2004-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2004-09-28
CIK 96793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Warrants to Purchase Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

At the close of business on September 27, 2004, there were 7,077,403 shares of the registrant’s common shares, without par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2003 of the registrant’s common shares as reported by the American Stock Exchange amounted to $14,950,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 8, 2004, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange within 120 days after June 30, 2004.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospitals business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and,

•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints:

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	possible reductions in the levels of government (including Medicare, Medicaid and other programs) reimbursements for SunLink’s healthcare services due to reduced government funding available for the government programs;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the issuance of our common shares in connection with the acquisition of HealthMont, and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be other additional factors besides those listed herein that also could affect SunLink in an adverse manner.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Annual Report because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

SunLink does not undertake any obligation to update publicly or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set for the elsewhere in this report.

PART I

Item 1.	Business (all dollar amounts in thousands except share and per share amounts)

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us,” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. Through our subsidiaries, we operate a total of seven community hospitals in four states. We own six and lease one of our hospitals. We also operate and own certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of our hospitals and home health agencies servicing areas around certain of our hospitals. We believe our healthcare operations comprise a single business segment: community hospitals. Our hospitals are general acute care hospitals and have a total of 402 licensed beds. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”) and HealthMont, Inc. (“HealthMont”).

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward the operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal year end from March 31 to June 30. On October 3, 2003, SunLink acquired two additional hospitals though our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) hospital, a 35 bed hospital located in Jasper, GA for approximately $40,000. Our executive offices are located at 900 Circle 75 Parkway, Suite 1300, Atlanta, Georgia, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we filed with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the Operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we filed with the SEC may also be read and copied at our website.

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

Business Strategy

We have targeted the community hospital market because we believe it provides the most attractive sector for hospital investment. We believe hospitals in our target markets generally experience (1) less competition, (2) lower managed care penetration, (3) lower inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink’s community hospitals are located generally in areas which will experience growth.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with annual net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors.

HealthMont Acquisition

On October 3, 2003, SunLink completed the acquisition of HealthMont, Inc, a privately held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company from October 3, 2003 through the end of the fiscal year, June 30, 2004. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

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

Based on the average market price of SunLink’s common shares of $2.26 per share—calculated based on the price two days before, the day of and two days after the date the amended merger agreement was entered into and announced, —plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the transaction was approximately $15,000.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,275 at closing. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. SunLink agreed to issue warrants to purchase 26,723 of SunLink common shares for $0.01 per share to the senior debt lender in consideration for the modification of the debt agreements. Certain HealthMont investors arranged letters of credit which supported up to $1,650 of HealthMont’s revolving loans with HealthMont’s senior lender. On August 31, 2004, the Company repaid the revolving loan down to a dollar amount such that the letters of credit were no longer required. From October 2003 through September 2004, SunLink paid to such letter of credit obligors a 5% annual commitment fee monthly in consideration for their obligation to maintain the letters of credit in effect.

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

Mountainside Disposition

On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000.,pursuant to the terms of an asset sale agreement. Pursuant to the terms of such agreement, SunLink sold its operations of Mountainside which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown as current assets, current liabilities and non-current assets of SunLink on the consolidated balance sheet, including the retained patient receivables and current liabilities.

Owned and Leased Hospitals

All of our hospitals are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our seven community hospitals:

•	Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute-care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit (“ICU”) and a 33-bed medical/surgical/pediatrics unit. Chestatee is the only hospital in its primary service area of Lumpkin and Dawson counties.

•	North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia completed construction of a 6,755-square-foot emergency room addition in January 2003 for approximately $1,700. North Georgia is the only hospital in Gilmer County.

•	Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute-care hospital and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Houston, Mississippi, and the primary hospital in Chickasaw County.

•	Chilton Medical Center (“Chilton”), located in Clanton, Chilton County, Alabama, is a 60-licensed-bed, JCAHO accredited, acute-care hospital. It operates a home-health agency. Chilton is the only hospital in Chilton County.

•	Missouri Southern Healthcare (“Missouri Southern”), located in Dexter, Stoddard County, Missouri, is a 50-licensed-bed, acute-care hospital. It includes a four-bed ICU. It is the only hospital in Dexter, Missouri. The lease expires in 2019. It operates a home-health agency.

•	Callaway Community Hospital (“Callaway”), located in Fulton, Callaway County, Missouri, is a 49-licensed-bed, JCAHO accredited, acute-care hospital. It operates a home-health agency.

•	Memorial Hospital of Adel (“Adel”), located in Adel, Cook County, Georgia, consists of a JCAHO accredited 60-licensed-bed, acute-care hospital and Memorial Convalescent Center, a 95-bed skilled nursing facility. It operates a home-health agency.

Hospital Operations

Utilization of local hospital management teams

We believe that the long-term growth potential of our hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and continuously implements an operating plan designed to improve efficiency and increase revenue including by, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

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

Each hospital management team is responsible for the day-to-day operations of its hospital. Our corporate staff provides support services, assistance, and advice to each hospital in certain areas, including physician recruiting, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, finance, tax and insurance. Financial controls are maintained through the utilization of standardized policies and procedures. Our hospitals have contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment. We promote communication among our hospitals and management teams so that local expertise and improvements can be shared among all of our facilities.

Expansion of Services and Facilities; Maintenance of Emergency Room Operations

We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the out migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements add to each hospital’s quality of care and reputation in the community, reducing out migration and increasing patient referrals and revenue. SunLink seeks to maintain in each hospital a quality, patient-friendly emergency department and provides emergency room services in each of our hospitals. We view the emergency room as the facility’s “window to the community” and a critical component of its local service offering.

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by its community. Each of our local hospital management teams, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. The hospital generally guarantees a newly recruited physician a minimum level of gross receipts during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. SunLink hospitals generally do not employ physicians.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s currently owned or leased hospitals as of June 30, 2004 for the periods subsequent to their acquisition by SunLink. Mountainside Medical Center operations are not included in this table as it was sold in June 2004.

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002
Hospitals owned or leased at end of period	7	5	5
Licensed beds (at end of period)	402	293	293
Beds in service (at end of period)	295	249	249
Admissions	9,828	6,561	5,648
Equivalent Admissions(1)	22,975	15,580	13,877
Average length of stay (days)(2)	3.65	3.87	4.02
Patient days	35,838	25,419	22,733
Adjusted patient days(3)	82,670	58,575	54,199
Occupancy rate (% of licensed beds)(4)	26.13%	23.77%	21.26%
Occupancy rate (% of beds in service)(5)	35.83%	27.97%	25.01%
Net patient service revenues (in thousands)	$112,436	$80,742	$69,567
Net outpatient service revenues (in thousands).	$45,152	$36,553	$25,012
Net revenue per equivalent admissions	$4,894	$5,182	$5,013
Net outpatient service revenues (as a % of gross patient service revenues)	40.15%	45.27%	35.95%

(1)	Equivalent admissions is a statistic used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general approximation of combined inpatient and outpatient volume.
(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.
(4)	Percentages are calculated by dividing average daily census by the average number of licensed beds.
(5)	Percentages are calculated by dividing average daily census by the average number of beds in service.

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

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002
Source
Medicare	70.9%	74.3%	74.7%
Medicaid	10.3%	9.1%	8.7%
Private and other sources	18.8%	16.6%	16.6%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s owned or leased hospitals.

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002
Source
Medicare	47.3%	49.3%	49.6%
Medicaid	16.9%	14.6%	13.6%
Private and other sources	35.8%	36.1%	36.8%

Total	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2004, SunLink has experienced an increase in Medicaid as a percentage of net revenues and an offsetting decrease in Medicare revenues, due primarily due to the patient mix of the two HealthMont hospitals acquired in October 2003.

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

We operate in a single business segment: community hospitals. Additional financial information about our Company with respect to measurements of profit, loss and total assets is contained in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data.

Management Information Systems

SunLink utilizes commercially available management information systems at our hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. Each system includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable, medical records and materials management. SunLink maintains a small staff and limited equipment to complement the hospital systems and to report combined and individual data for corporate management, monitoring and compliance purposes. Our goal is to begin to convert our hospitals to a more standardized management information system upon expiration of our existing agreements, which have unexpired terms ranging from one to two years.

Quality Assurance

Each SunLink hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each SunLink hospital, except the leased hospital in Dexter, Missouri, is accredited by the Joint Commission of Accreditation of Healthcare Organizations, also known as JCAHO.

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-six years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Competition

Among the factors which we believe influence patient selection among hospitals in our markets are:

•	The appearance and functionality of the healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Although our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities, since they are the primary provider of healthcare services in their respective communities, our hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which, (particularly large urban hospitals) offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as for-profit hospitals operating in the service area, likely have greater access to financial resources than do SunLink hospitals.

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

Managed Care and Efforts to Control Healthcare Costs

Each SunLink hospital is somewhat affected by its ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

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

Acquisition Strategy

Our business strategy is to improve the profitability of our existing hospitals. We continue to evaluate certain hospitals which may become for sale and monitor selected hospitals which we believe might become available for purchase. We face competition for acquisitions primarily from for-profit hospital management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urban acute-care hospitals could have an adverse impact on SunLink’s ability to acquire such hospitals on favorable terms.

In recent years, the legislatures and attorney generals of several states, including Georgia and other states which we believe may have suitable acquisition targets, have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. Although the level of interest varies from state to state, the trend is to require increased governmental review, and, in some cases, approval of transactions involving a not-for-profit corporation selling a healthcare facility.

The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors.

Government Reimbursement Programs

Although the Federal government generally reviews payment rates under it various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year periods of the Federal government which currently begins on October 1 and ends on September 30 of each year.

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

The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the Centers for Medicare and Medicaid Services market basket index, reduced by congressionally mandated reduction factors. DRG rate increases were -0.5%, 1.5%, 2.1%, 0.4%, and 3.4% for Federal fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index less reduction factors of 1.8% in 2000 and 1.1% in each of 2001 and 2002. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. For Federal fiscal year 2004, hospitals received the full market basket rate increase.

In November of 2003, Congress passed into law the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (“MMA”) This act contained a number of provisions designed to help strengthen and preserve access to medical care in rural areas by providing higher Medicare payments to small rural hospitals. Among other provisions, the MMA also extended a previous two-year extension of the “hold harmless” payments for small rural hospitals to 2006. These payments, which were set to expire at the end of 2004, are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000. Additionally, the MMA revised Medicare regulations to incorporate the permanent single base payment—or standardized amount—for hospitals, resulting in increased payments for hospitals located in rural and small urban areas. MMA also increases disproportionate share hospital payments to hospitals located in rural and small urban areas. Each of SunLink’s hospitals is an eligible hospital under one or more provisions of the MMA.

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2002, 2003 and 2004, the update factor was 2.3%, 3.7%, and 4.5% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between April 1, 2001 and September 30, 2001 the disproportionate share payment was 5.19%, from October 1, 2001 through September 30, 2002 the effective disproportionate share payment was 5.09%, from October 1, 2002 through March 31, 2004 the effective rate was 5.25% and beginning April 1, 2004 the effective rate is 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2004. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2002, 2003 and 2004.

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

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review,” have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care which is to be funded by Medicare and Medicaid. Utilization review by third parties is also required under many managed care arrangements.

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

Certificate of Need Requirements

A number of states require approval for the purchase, construction, and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need (“CON”), which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity, or the addition of services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have CON laws. The states periodically review, modify and revise their CON laws and related regulations.

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

In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment, and certain other physician arrangements. A person making a referral, or seeking payment for services referred, in violation of the Stark Act is subject to civil monetary penalties of up to $15 for each service; restitution of any amounts received for illegally billed claims; and/or exclusion from future participation in the Medicare program, which can subject the person or entity to exclusion from future participation in state healthcare programs.

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

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

Violations of the False Claims Act are punishable by damages equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $6 and $11 for each separate false claim. Settlements entered prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the Federal Government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will provide grounds for liability. In some cases whistleblowers or the Federal Government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Act, likewise thereby have submitted false claims under the False Claims Act. A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court on behalf of such state governments.

Environmental Regulations

The healthcare operations of SunLink generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. SunLink’s operations also are subject to various other environmental laws, rules and regulations.

Healthcare Facility Licensing Requirements

SunLink’s healthcare facilities are subject to extensive Federal, state and local legislation and regulations. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All licenses, provider numbers, and other permits or approvals required to perform our hospital business operations are held by individual subsidiaries of SunLink. Each of our hospital operating subsidiaries operates only a single hospital. All of SunLink’s hospitals, except the leased hospital in Dexter, Missouri, are fully accredited by JCAHO.

Utilization Review Compliance and Hospital Governance

SunLink’s healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by SunLink’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

HIPAA Privacy Regulations

HIPAA provided that if Congress did not pass comprehensive health privacy legislation by August 21, 1999, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000. Neither Congress nor the Secretary of HHS met these deadlines, although HHS eventually did publish final privacy regulations on December 28, 2000. The final regulations became effective in April 2001, and compliance was required by April 2003. The regulations apply to all documents, paper or electronic and verbal communications containing individually identifiable protected healthcare information created by healthcare providers, hospitals, health plans and healthcare clearing houses. The regulations increase consumer control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes.

The HIPAA regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations. On August 14, 2002, HHS published final modifications to the Privacy Rule Regulation. The final Privacy Rule contained technical corrections and additional clarifications designed to ensure that protections for patient privacy are implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. Under the direction of SunLink’s Vice President, Technical and Compliance and in conjunction with a private HIPAA consultant and HIPAA Coordinators at each facility, individually tailored policies and procedures were developed and implemented and HIPAA privacy educational programs were presented to all employees and physicians at each facility prior to the

April 14, 2003 deadline. In addition to the HIPAA privacy initiative, various initiatives were undertaken to address the Electronic Data Interchange (“EDI”) Transaction Code Standards which became effective on October 16, 2003 and other initiatives are underway to address the EDI Security Standards which will be effective on April 21, 2005.

HIPPA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. Compliance with these regulations was required by October 16, 2003. We believe that SunLink was fully compliant with these regulations by the due date. The cost of implementing systems and procedures to comply with such regulations did not have a material impact on our financial condition or results of operations. Similarly, we do not anticipate that the cost of implementing systems and procedures necessary to comply with the EDI Security Standards will have a material impact on our financial condition or results of operations. When fully implemented, the uniform data transmission standards are designed to enable SunLink to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function.

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

In connection with the acquisition of our initial six community hospitals, SunLink assumed responsibility for general and professional liability claims reported after February 1, 2001 (our acquisition date of such hospitals), and the previous owner retained responsibility for all known and filed claims. We have purchased claims-made commercial insurance (with a substantial self-insured retention) for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. In June 2004, SunLink sold Mountainside Medical Center, one of its initial six hospitals, but retained all liabilities and obligations arising from the Company’s operations prior to the date of such sale and purchased a 7 year, claims made, extended discovery period (tail) policy for potential professional liability claims relating to Mountainside.

In connection with the acquisition of HealthMont, SunLink secured a claims made, extended discovery period (tail) policy for HealthMont’s existing director, officers and employment practices liability insurance policies for a term through August 31, 2005 because SunLink assumed responsibility for existing general and professional liability claims and claims reported after the acquisition date.

Discontinued Operations and Related Contingent Obligations

Over the past fifteen years we have discontinued operations carried on by our former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as the U.K. housewares segment. Reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability, and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of the Company.

Beldray Limited

Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. A guarantee given by an inactive U.K. subsidiary of SunLink with respect to Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location was entered into when Beldray was owned by SunLink’s U.K. subsidiary. The maximum potential obligation of SunLink’s U.K. subsidiary under the guarantee would be approximately $8,700. The U.K. subsidiary of SunLink is currently inactive and it has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions. In September 2004, the Company was notified that Beldray had been placed into receivership and is under the administration of its primary lender. The Company has not been notified by the landlord of Beldray’s manufacturing facility of any default by Beldray under the lease which SunLink’s U.K. subsidiary has guaranteed.

Employee and Labor Relations

As of June 30, 2004, SunLink employed 1,147 full-time and 335 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 22, 2004, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	55
James J. Mulligan	Secretary	82
Joseph T. Morris	Chief Financial Officer	56
Harry R. Alvis	Chief Operating Officer	59
Mark J. Stockslager	Corporate Controller and Principal Accounting Officer	45

All of our executive officers hold office for an indefinite term, subject to the discretion of the Board of Directors.

Robert M. Thornton, Jr. has been Chairman and Chief Executive Officer of SunLink Health Systems, Inc. since September 10, 1998, President since July 16, 1996 and was Chief Financial Officer from July 18, 1997 to August 31, 2002. From October 1994 to the present, Mr. Thornton has been a private investor in and, since March 1995, Chairman and Chief Executive Officer, of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation (“Hallmark”) from November 1993 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

James J. Mulligan has been Secretary of the Company since 1966. Mr. Mulligan has practiced law since 1949. He has been practicing as a member of Mulligan & Mulligan since January 2003. Prior thereto, he was a member of the law firm of Smith & Schnacke from 1953 to 1991, a member of the law firm of Thompson Hine & Flory from 1989 to 1991, a member of the firm of Mulligan & Mulligan from 1992 to 2000 and a sole practitioner during 2001 and 2002. Mr. Mulligan is general counsel to the Company and received $21 for legal services rendered during the Company fiscal year ended June 30, 2004.

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

Harry R. Alvis has been Senior Vice President of Operations of SunLink Healthcare Corp. since February 1, 2001 and Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi, a healthcare facility owned by Quorum Health Group, Inc. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. Mr. Alvis’ previous assignment was in Mayfield, Kentucky as the Chief Executive Officer at Pinelake Medical Center from November 1987 through August 1995, which was a healthcare facility, owned during such time by HealthTrust, Inc. and later acquired by Columbia Healthcare, Inc.

Mark J. Stockslager has been SunLink’s Corporate Controller since November 6, 1996 and Principal Accounting Officer since March 11, 1998. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital(3)	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center(3)	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased
Other
Corporate Offices(2)	Atlanta, GA	N/A	February 1, 2001	Leased
Medical Office Building	Jasper, GA	N/A	February 1, 2001	Owned

(1)	Lease was extended in April, 2003 through March, 2019.
(2)	Lease of approximately 6,100 square feet of office space for corporate staff. The lease expires in September 2009.
(3)	Property is collateral under debt agreements.

Item 3.	Legal Proceedings

On February 20, 2004 and March 3, 2004, two similar class action proceedings, respectively captioned Mary Ross v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-81871, filed February 20, 2004 (Superior Court of Fulton County, Georgia) (“Ross”) and Roger Barber v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-82484, filed March 3, 2004 (Superior Court of Fulton County, Georgia) (“Barber”) arose, where plaintiffs, who allege to be shareholders, sued the Company and its directors, with respect to the Company’s response to a putative proposal made by Attentus Healthcare Corporation to acquire all of the Company’s stock. The claims allege that the Company and directors breached common law fiduciary duties owed to the shareholders by adopting a shareholder rights plan and refusing to negotiate with Attentus. They seek, among other things, injunctive relief with respect to these actions and an award of attorneys’ fees. No compensatory damages are sought in either complaint. The defendants have responded to the complaints. The Ross suit was voluntarily dismissed on April 19, 2004 and the Company filed a motion for attorneys’ fees on May 28, 2004. On September 27, 2004, the parties in the Barber suit reached a settlement involving the implementation for certain enhanced corporate measures and a nomimal award of litigation expenses and attorneys’ fees to plaintiff’s counsel.

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

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2004 (July 1, 2003—June 30, 2004)
Fourth Quarter	$5.95	$5.10
Third Quarter	$4.15	$2.59
Second Quarter	$3.37	$2.55
First Quarter	$3.10	$2.35
Fiscal 2003 (July 1, 2002—June 30, 2003)
Fourth Quarter	$2.71	$1.85
Third Quarter	$2.71	$2.12
Second Quarter	$3.09	$2.20
First Quarter	$3.24	$2.15

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

Holders

As of June 30, 2004 there were approximately 752 registered holders of SunLink common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2004 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories-plans that have been approved by shareholders and plans that have not:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
1995 Incentive Stock Options Plan	46,500	$1.48	4,000
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	671,100	$1.88	118,900

	800,100	$1.87	122,900

Equity compensation plans not approved by security holders:
None	0	0	0

Total	800,100	$1.87	122,900

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the years ended March 31, 2000, and 2001, the three-month transition period ended June 30, 2001 and the years ended June 30, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisitions and dispositions of certain businesses during the period April 1, 1999 through June 30, 2004, including the acquisition of our initial community hospitals, acquisition of HealthMont Inc. and the disposition of Mountainside Medical Center. In connection with the acquisition of our current business, we changed our fiscal year end from March 31 to June 30, beginning with the transition period ended June 30, 2001. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8. of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	As of and for the
	Fiscal Years Ended March 31,		Three Month Transition Period Ended June 30, 2001	Fiscal Year Ended June 30, 2002	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2004
	2000	2001
Net revenues(a)	$0	$13,639	$20,527	$69,567	$80,742	$112,436
Earnings (loss) from continuing operations	(937)	(881)	(319)	(2,080)	1,560	(1,267)
Net earnings (loss)	1,583	478	(4,316)	833	553	13,425
Earnings (loss) per share from continuing operations:
Basic	(0.19)	(0.18)	(0.06)	(0.42)	0.31	(0.20)
Diluted	(0.19)	(0.18)	(0.06)	(0.42)	0.29	(0.20)
Net earnings (loss) Per share:
Basic	0.32	0.10	(0.87)	0.17	0.11	2.15
Diluted	0.32	0.10	(0.87)	0.17	0.10	2.15
Total assets	12,778	47,458	43,842	48,571	59,453	63,152
Long-term debt, including current maturities	0	19,916	20,406	24,221	25,518	7,392
Shareholders’ equity	$9,513	$9,631	$5,307	$5,955	$6,473	$24,904

(a)	All of SunLink’s net revenues relate to its sole business segment, U.S. community hospitals, whose operations commenced with SunLink’s acquisition of six hospitals on February 1, 2001. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date for such hospitals. The operations of SunLink’s other former business segments which were operated during the periods presented (the U.K. housewares, child safety products, leisure marine segments, U.S. life sciences and engineering segments and Mountainside Medical Center) have been reported as discontinued operations, and, therefore, have been excluded in the selected financial data of continuing operations presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospitals business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and,

•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints:

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the issuance of our common shares in connection with the acquisition of HealthMont, and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-K. We have not undertaken any obligation to publicly update or revise any forward-looking statements.

Corporate Business Strategy

In fiscal 2001, we redirected our business strategy toward the operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal year end from March 31 to June 30. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”), a 35 bed hospital located in Jasper, GA for approximately $40,000. Through our subsidiaries, we currently operate a total of seven community hospitals in four states. Currently six of the hospitals are owned and one is leased.

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

We have identified the following as accounting policies critical to us:

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances and liabilities relating to discontinued operations, all as discussed in more detail in the remainder of this subsection. Actual results could differ materially from these estimates.

Net Patient Service Revenues—We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payers, published reimbursement rates and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2004, there were no material claims or disputes with third-party payors. During the fiscal year ended June 30, 2004, there were no material settlements with third-party payors.

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

Risk Management—We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims.

In connection with the acquisition of the original six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts. On June 1, 2004 SunLink sold Mountainside Medical Center, one of its initial six hospitals, but retained all liabilities and obligations arising from the Company’s operations prior to closing and purchased a 7-year, claims made, extended discovery period (tail) policy for professional liability.

By virtue of our acquisition of HealthMont and its two hospitals, we assumed responsibility for all professional liability claims for which HealthMont was, or is, liable. HealthMont had purchased claims-made commercial insurance for claims made prior to our acquisition and we have purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined amounts.

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

We are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in our judgment, claims are sufficiently identified, we accrue a liability for estimated costs and losses under such claims.

In connection with the acquisition of HealthMont, SunLink secured a claims made, extended discovery period (tail) policy with respect to HealthMont’s existing director, officers and employment practices liability insurance policy for a term through August 31, 2005 because SunLink assumed responsibility for existing general and professional liability claims and claims reported after the acquisition date.

Goodwill and Other Intangibles—SunLink accounts for goodwill and intangible assets from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-lived intangible assets, such as certificates of need, are amortized over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink continually evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

Income Taxes—We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. When management determines, using factors identified in SFAS No. 109, that it is more likely than not that a portion or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

Stock-Based Compensation—The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

Financial Summary

The results of continuing operations shown in the historical summary below are of our U.S. community hospital operations which is composed of five facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003. The results of the disposed of Mountainside Medical Center are included in the results of discontinued operations.

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Net Revenues	$112,436	$80,742	$69,567
Cost of Patient Service Revenues	108,121	76,040	68,591

Operating Profit	4,315	4,702	976
Interest Expense	(4,379)	(2,540)	(2,986)
Interest Income	26	56	56
Loss on early repayment of debt	(1,904)	—	—
Merger Expenses	—	(411)	—

Earnings (Loss) from Continuing Operations Before Income Taxes	$(1,942)	$1,807	$(1,954)

Admissions	9,828	6,561	5,648

Equivalent Admissions	22,975	15,580	13,877

Surgeries	4,293	3,277	2,722

Revenue per Equivalent Admission	$4,894	$5,182	$5,013

Equivalent admissions—Equivalent admissions is used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

All of our net revenues are from our U.S. community hospital segment. The operations of SunLink’s other business which were operated during these periods, the U.K. housewares and child safety products segments and our former Mountainside Medical Center, are reported in discontinued operations for all periods discussed.

Net revenues for the year ended June 30, 2004 were $112,436, with a total of 22,975 equivalent admissions and revenues per equivalent admission of $4,894 compared to net revenues of $80,742, a total of 15,580 equivalent admissions and revenues per equivalent admission of $5,182 for the year ended June 30, 2003. The 39.3% increase in net revenues for the year ended June 30, 2004 was due to a 47.5% increase in equivalent admissions and the acquisition of the two HealthMont facilities on October 3, 2003. Excluding these two new HealthMont facilities, net revenues increased 12.3% from a 15.4% increase in equivalent admissions, a 14.1% increase in admissions and a 6.2% increase in surgeries. The two new HealthMont facilities have lowered the net revenues per equivalent admissions in the current year as their operations have underperformed in comparison to the SunLink hospitals. Net outpatient service revenues increased $8,599 to $45,152, for the current year, but decreased to 40.2% of net revenues from 45.3% last year. The decrease in net outpatient service revenues as a percentage of net revenues resulted from relatively lower outpatient revenues at the two new HealthMont facilities.

Net revenues for the year ended June 30, 2003 were $80,742 with a total of 15,580 equivalent admissions and revenues per equivalent admission of $5,182 compared to net revenues of $69,657, a total of 13,877 equivalent admissions and revenues per equivalent admission of $5,013 for the year ended June 30, 2002. The 15.9% increase in net revenues for the year ended June 30, 2003 compared to the year ended June 30, 2002 was due to a 12.3% increase in equivalent admissions, a 3.4% increase in revenue per admissions and a 20.4% increase in surgeries. Net outpatient service revenues increased $11,541 to $36,553 for the year ended June 30, 2003 and they increased to 45.3% of net revenues from 36.0% in the year ended June 30, 2002.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the years ended June 30, 2004 and 2003, respectively. We added 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition) and 17 net new doctors during the year ended June 30, 2003. During the year ended June 30, 2004, SunLink spent $2,717 on physician guarantees and recruiting expenses compared to $1,407 for the same period last year. We also have expended approximately $4,800 for capital expenditures to upgrade services and facilities since July 1, 2002. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions, equivalent admissions and surgeries for the years ended June 30, 2004 and 2003, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Years Ended June 30,
	2004	2003	2002
Source
Medicare	47.3%	49.3%	49.6%
Medicaid	16.9%	14.6%	13.7%
Self pay	7.8%	7.5%	8.0%
Commercial Insurance & Other	28.0%	28.6%	28.7%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2004, SunLink has experienced an increase in Medicaid and self-pay revenues as a percentage of net revenues and an offsetting decrease in Medicare revenues, due primarily to the patient mix of the two acquired HealthMont hospitals. Net revenues for the year ended June 30, 2004 included $1,522 from a state indigent care program. One facility began participation in this program this fiscal year and recorded deductions to net revenues for indigent care of $1,813 in the year ended June 30, 2004.

Cost of patient services revenues, including depreciation, were $108,121, $76,040 and $68,591 for the years ended June 30, 2004, 2003 and 2002, respectively.

	Cost of Patient Service Revenues as % of Net Revenues Year Ended June 30,
	2004	2003	2002
Salaries, wages and benefits	48.0%	47.2%	48.7%
Provision for bad debts	10.2%	10.8%	12.0%
Supplies	11.5%	11.7%	11.6%
Purchased services	6.2%	7.0%	8.3%
Other operating expenses	15.9%	13.7%	13.9%
Rent and lease expense	2.4%	2.4%	2.6%

Salaries, wages and benefits expense increased 0.8% as a percentage of net revenues in the year ended June 30, 2004, primarily due to higher contract labor and employee health insurance claims. Contract labor has increased due to higher contract labor costs at the HealthMont hospitals and increased nursing contract labor at certain hospitals near larger metropolitan areas. The provision for bad debts was 10.2% of net revenues in the year ended June 30, 2004, a decrease of 0.6% of net revenues from the prior year. The decrease resulted from reclassifying approximately $1,813 of uncollectible indigent care net revenues from bad debt expense to a reduction of net revenue required by participation by one hospital in a state’s indigent care program. Without this reclassification, bad debt expense would have been 11.9% of net revenues for the year ended June 30, 2004, or an increase of 1.1% of net revenues in the current year. The increase was due to more difficult collection of deductibles and co-insurance payments due to the overall decline in economic conditions and a higher percentage of self-pay net revenues at one of the acquired HealthMont facilities. The increase in other operating expenses as a percent of net revenues reflects increases in insurance and physician recruiting expenses. Insurance expense increased by $1,396 in the year ended June 30, 2004 and physician recruiting expense increased by $1,310 as compared to the same period in 2003.

Salaries, wages and benefits expense decreased 1.5% in the year ended June 30, 2003 as a percentage of net revenues due to the increased net revenues as a result of more efficient labor utilization. The provision for bad debts was 10.8% of net revenues in the year ended June 30, 2003, a decrease of 1.2% of net revenues from the prior year. The decrease resulted from decreased self-pay and commercial payors net revenues and increased Medicaid net revenues as a percentage of total net revenues.

We expensed previously capitalized costs of $411 during the year ended June 30, 2003 relating to the acquisition of HealthMont. Such costs were expensed in the second fiscal quarter of 2003 because at that time SunLink could not determine that it was probable that the HealthMont merger would be completed. Subsequent to that time, an amended merger agreement was executed such that thereafter we believed it was probable that the merger would be completed; accordingly no further merger costs were expensed.

Interest expense was $4,379, $2,540, and $2,986 for the years ended June 30, 2004, 2003 and 2002, respectively. The increase in interest expense in fiscal 2004 was due to increased debt owed for most of fiscal 2004 due to the approximately $11,300 of debt assumed or undertaken in connection with the HealthMont acquisition and increased revolving advance borrowings under the SunLink credit facility during the year. The decrease in fiscal 2003 was due to $486 of interest capitalized for the hospital constructed in Jasper, Georgia and a reduction of interest expense of $134 as a result of the reduction of the principal amounts of the senior subordinated notes which were issued in connection with the acquisition of SunLink’s six initial hospitals in February 2001. In December

2002, we reached agreement with the note holder to reduce the principal of the two notes retroactive to February 2001, in settlement of working capital purchased with the acquisition of such hospitals.

In June 2004, we repaid the senior subordinated note from the acquisition of our initial hospitals (principal amount of $20,512, due January 2006), the HealthMont term note I (principal amount of $700, due March 2006), the term loan (principal amount of $3,753, due June 2007) and borrowings under our $8,000 revolving credit facility ($4,747 outstanding at payment date) which had a expiration date of December 31, 2005 with proceeds from the sale of Mountainside. We also terminated such revolving credit facility. The early repayment resulted in a loss on early repayment of debt of $1,904. The loss was composed of $1,263 of unamortized discount on the senior subordinated note, $377 of penalty related to the early repayment of the term loan and $264 of unamortized prepaid debt costs related to the repaid debt instruments.

We recorded an income tax benefit of $675 ($910 federal benefit and $235 state tax expense) for the year ended June 30, 2004 compared to an income tax expense of $247 ($20 federal tax and $227 state tax) for the year ended June 30, 2003. The $910 federal benefit resulted from adjusting the domestic deferred asset valuation allowance to reflect expected future tax benefits from the deferred tax asset that are more likely than not to be utilized in future periods .. For the year ended June 30, 2002 we recorded $126 for state taxes. We had a net operating loss carryforward for federal income tax purposes of approximately $9,300 at June 30, 2004. Use of this net operating loss carryforward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year and federal income tax expense results. We have provided a valuation allowance for $5,259 of our $6,280 gross deferred tax asset (the majority of which is the net operating loss carryforward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $1,021 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

The loss from continuing operations was $1,267 ($ 0.20 per fully diluted share) for the year ended June 30, 2004 compared to earnings from continuing operations of $1,560 ($0.29 per fully diluted share) for the year ended June 30, 2003 and a loss from continuing operations of $2,080 ($0.42 per fully diluted share) for the year ended June 30, 2002 . The loss in fiscal 2004 resulted primarily from the loss on the early repayment of debt of $1,904 and the increased interest expense which resulted from the increased debt assumed or undertaken in connection with the HealthMont acquisition. Earnings from continuing operations in fiscal 2003 resulted from increased net revenues which generated increased operating profit, and decreased interest expense. The loss from continuing operations for the year ended June 30, 2002 resulted from operating profit of $976 offset by interest expense of $2,986 and income tax expense of $126.

Earnings from discontinued operations of $14,692 for the year ended June 30, 2004 included $16,375 of after-tax gain on the sale of Mountainside Medical Center, reduced by $1,587 of loss from operations of Mountainside prior to its disposition, $87 of domestic pension items and $9 of income tax expense. Loss from discontinued operations of $1,007 for the year ended June 30, 2003 includes an asset impairment charge of $1,562 relating to the predecessor facility to the Mountainside Medical Center, $278 of earnings of Mountainside, the $331 income tax benefit related to a domestic capital loss carry-back and $54 for domestic pension expense. Earnings from discontinued operations of $2,913 for the year ended June 30, 2002 was comprised of earnings of Mountainside of $1,982, earnings of $170 on the sale of our former U.K. housewares subsidiary, Beldray Limited, an after-tax loss of $85 from domestic pension expense, and a gain on the sale of our investment in LTS Holdings of $846.

Net earnings for the year ended June 30, 2004 were $13,425 ($2.15 per fully diluted share) compared to net earnings of $553 ($0.10 per fully diluted share) for the year ended June 30, 2003 and net earnings of $833 ($0.17 per fully diluted share)for the year ended June 30, 2002.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represents the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts generally consider Ebitda to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of a company and its ability to service debt. We believe an increase in Ebitda level is an indicator of improved ability to service existing debt and to satisy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.

Operating profit for the year and quarter ended June 30, 2004 is a follows:

	Year ended June 30, 2004	Quarter ended June 30, 2004
SunLink hospitals Ebitda (5 hospitals)	$9,327	$2,267
HealthMont hospitals Ebitda (2 hospitals)	778	645
Corporate overhead costs	(3,702)	(1,321)
Depreciation and amortization	(2,088)	(682)

Operating profit	$4,315	$909

The SunLink hospitals include the five remaining hospitals acquired in February 2001 and the HealthMont hospitals refer to the two hospitals acquired in October 2003.

Liquidity and Capital Resources

We used $2,660 of cash from operating activities during the year ended June 30, 2004 compared to $5,595 provided by operating activities during the comparable period last year. Cash was used in operations as a result from the loss from continuing operations of $1,267, increased patient receivables from higher volume and decreased accounts payable. The decrease in accounts payable resulted primarily from payment of HealthMont accounts payable assumed at the acquisition date.

SunLink expended $1,879 and $2,970 for capital expenditures at our hospitals in continuing operations during the year ended June 30, 2004 and 2003, respectively. These capital expenditures were primarily for new and replacement equipment. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

Our primary source of liquidity currently is cash on hand of $7,079 at June 30, 2004. Since June 30, 2004, we have paid approximately $3,900 for income taxes due for the year ended June 30, 2004 and $1,650 to reduce the HealthMont revolving loan. Our current credit facilities include an $8,000 secured revolving loan agreement (of which $2,807 was outstanding at June 30, 2004 and of which $1,650 was subsequently paid down in August 2004) relating to the two HealthMont facilities which matures August 31, 2005, two mortgages totaling $4,140 at June 30, 2004 which are due August 31, 2005 and a note payable of $2,300 due August 31, 2005. The debt capacity under our revolving credit agreement, which is solely for our HealthMont, subsidiary is limited and is subject to certain leverage tests.

At June 30, 2004, our HealthMont subsidiary had no additional borrowing capacity. The availability of borrowing under our HealthMont revolving loan agreement is based upon, among other things, a borrowing base keyed to the level of the HealthMont facilities’ receivables. Based upon our estimates, no additional borrowing capacity was available under the agreement at June 30, 2004. If the amount or quality of receivables is lower than expected, our borrowing capacity under such HealthMont line of credit facility will also be lower,

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. As noted above, our primary current source of liquidity is the cash on hand of approximately $7,079 at June 30, 2004. We are currently negotiating a new credit facility with a third-party lender which would repay the current credit facilities and provide additional cash for working capital, capital expenditure needs, and other corporate purposes. We currently expect the new credit facility to consist of a revolving loan facility and one or more term loans and to have maximum availability of up to $30,000 of which up to $5,000 is expected to be available for hospital capital expenditures and other corporate purposes. We expect the new facility to be entered in October 2004.

Contractual obligations related to long-term debt, non-cancelable operating leases and physician guarantees at June 30, 2004 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$826	$2,121	$4,857
2 years	6,366	1,269	4,010
3 years	171	547	1,498
4 years	29	400	50
5 years		298
More than 5 years		2,380

	$7,392	$7,015	$10,415

At June 30, 2004, SunLink had contracts with 17 physicians which contain guaranteed minimum gross receipts. The table above shows the maximum obligation SunLink had at June 30, 2004 for physician guarantees. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. SunLink expensed $2,717, $1,407 and $604 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, for physician guarantees.

At June 30, 2004, we had outstanding long-term debt of $7,392 of which $6,440 was incurred in connection with the HealthMont acquisition in October 2003 and $952 of capital lease obligations. In June 2004, we sold our Mountainside Medical Center for approximately $40,000 and repaid debt totaling approximately $35,300 (including $5,700 of Mountainside debt) and substantially reduced the Company’s leverage.

The borrowing capacity under the HealthMont loan facility of approximately $8,000 could be adversely affected by, among other things, decreases in hospitals’ receivables due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. There is no current availability under the HealthMont loan facility. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs, and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment for community hospitals.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2004 related to a portion of the guarantee by one of our U.K. subsidiaries of a lease covering a portion of a manufacturing facility utilized by our former U.K. housewares operations. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors.

Beldray Limited

Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. A guarantee given by an inactive U.K. subsidiary of SunLink with respect of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location was entered into when Beldray was owned by SunLink’s U.K. subsidiary. The maximum potential obligation of SunLink’s U.K. subsidiary under the guarantee would be approximately $8,700. The U.K. subsidiary of SunLink is currently inactive and it has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions. In September 2004, the Company was notified that Beldray had been placed into receivership and is under the administration of its primary lender. The Company has not been notified by the landlord of Beldray’s manufacturing facility of any default by Beldray under the lease which SunLink’s U.K. subsidiary has guaranteed.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132(R) “Employers’ Disclosures about Pension and Other Postretirement Benefits”. SFAS No. 132(R) revises employers’ disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in SFAS No. 132 “Employers’ Disclosures about Pension and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of whom provide services to SunLink. SunLink has paid an aggregate of $811 to these law firms in the year ended June 30, 2004. Another director received $9 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90 day commitment period during which the loan could have been borrowed. The facility also had a $20 standby commitment fee which was fully-earned on the commitment date and was non-refundable. The $20 standby commitment fee was paid in September 2003. The standby bridge loan was entered into by SunLink for short-term financing requirements due to the bankruptcy in August 2003 of its revolving line of credit facility lenders. The 90-day commitment period passed without any borrowing made under the standby facility.

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

We are exposed to interest rate changes, primarily as a result of borrowings under the HealthMont revolving credit facility and the two mortgages assumed in the HealthMont acquisition. Borrowings of $6,731 were outstanding under these agreements at June 30, 2004. A one percent change in the prime rate would result in a change in interest expense of $67 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e)and 15-d-15(e) as of June 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls—There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58) (A) of the Exchange Act, or a committee performing similar functions. The members of the Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121 (A) of the American Stock Exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and American Stock Exchange Rules.

Code of Ethics

We have adopted a Code of Ethics (SunLink Health Systems, Inc. Code of Conduct) within the meaning of Item 406(b) of Regulation S-K. The Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available on our website at www.sunlinkhealth.com or upon request by writing to us. If we make substantial amendments to our Code of Ethics or grant any waiver for the three previously named individuals, including any implicit waivers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2004, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2004, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2004, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2004, and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2004, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2004 and 2003.

Consolidated Statements of Earnings—For each of the Three Years Ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity—For each of the Three Years Ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows—For each of the Three Years Ended June 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements—As of and for each of the Three Years Ended June 30, 2004, 2003 and 2002.

(a) (2)  Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 47 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 48 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, has been omitted.

(b) Reports on Form 8-K

Date of Report	Subject of Report
June 15, 2004	Pro Forma Financial Information relating to the sale of Mountainside Medical Center to Piedmont Medical Center.

June 2, 2004	Press Release announcing the completion of the sale of Mountainside Medical Center to Piedmont Medical Center.

May 14, 2004	Press Release announcing financial results for the third quarter of fiscal 2004.

May 3, 2004	Press Release regarding the distribution of a letter to the shareholders.

April 14, 2004	Asset Purchase Agreement by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., SunLink Healthcare Corp. and SunLink Health Systems, Inc.

April 6, 2004	Press Release regarding a further overture from Attentus Healthcare to acquire all of the outstanding shares of SunLink common stock.

(c)  Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below:

2.1

Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K dated April 14, 2004).

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.3

Certificate of Amendment by Directors to Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

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

4.2

Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K dated February 10, 2004).

10.1	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2

Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr., effective January 1, 2001 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002).

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

10.16

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Joseph T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

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

10.55

Amendment No. 2, dated October 2, 2003, to Loan Agreement, originally dated March 25, 2003, between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.56

HealthMont, Inc. Note Purchase Agreement dated October 3, 2003, with Chatham Investment Fund I, LLC for $2,300,000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.57

Revolving Loan and Security Agreement for $8,000,000 by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., dated August 31, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.58

Amendment No. 1, dated as of December 31, 2000, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.59

Amendment No. 2, dated as of February 28, 2002, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.60

Amendment No. 3, dated as of March 24, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.61

Amendment No. 4, dated as of September 30, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc. and GE HFS Holdings, Inc. (f/k/a/ Heller Healthcare Finance, Inc.) (incorporated by reference from Exhibit 10.7 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.62

Mortgage Loan Agreement for $5,000,000, dated as of August 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC. (incorporated by reference from Exhibit 10.8 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.63

Amendment No. 1 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of December 31, 2000 (incorporated by reference from Exhibit 10.9 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.64

Amendment No. 2 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of June 30, 2001 (incorporated by reference from Exhibit 10.10 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.65

Amendment No. 3 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of February 28, 2002 (incorporated by reference from Exhibit 10.11 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.66

Amendment No. 4 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of March 31, 2002 (incorporated by reference from Exhibit 10.12 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.67

Amendment No. 5 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc., and Heller Healthcare Finance, Inc., amended as of December 31, 2002 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.68

Amendment No. 6 to Mortgage Loan Agreement originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, and Heller Healthcare Finance, Inc., amended as of March 24, 2003 (incorporated by reference from Exhibit 10.14 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.69

Amendment No. 7 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc., GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), amended as of September 30, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.70

Mortgage Loan Agreement for $1,900,000 between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., dated December 31, 2000 (incorporated by reference from Exhibit 10.16 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.71

Amendment No. 1 to Mortgage Loan Agreement, originally dated December 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., amended as of June 30, 2001 (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.72

Amendment No. 2 to Mortgage Loan Agreement, originally dated December 31, 2000, between GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), HealthMont of Missouri, Inc., HM Acquisition Corp., and SunLink Health Systems, Inc. amended as of September 30, 2003 (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-Q dated February 17, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2004.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2004

/s/ JOSEPH T. MORRIS Joseph T. Morris	Chief Financial Officer (principal financial officer)	September 28, 2004

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Principal Accounting Officer (principal accounting officer)	September 28, 2004

/s/ JAMES J. MULLIGAN James J. Mulligan	Secretary	September 28, 2004

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 28, 2004

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 28, 2004

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 28, 2004

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 28, 2004

/s/ MICHAEL HALL Michael Hall	Director	September 28, 2004

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated September 20, 2004; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of SunLink Health Systems, Inc., listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

amounts in thousands

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 30, 2004	$5,848	14,807	$1,323	$13,838	$8,140
Year Ended
June 30, 2003	$5,648	$11,102	$0	$10,902	$5,848
Year Ended
June 30, 2002	$4,264	$10,425	$0	$9,041	$5,648

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 30, 2004	$5,104	$0	$2,293	$2,138	$5,259
Year Ended
June 30, 2003	$4,872	$232	$0	$0	$5,104
Year Ended
June 30, 2002	$6,352	$176	$(1,656)	$0	$4,872

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND 2003

(All amounts in thousands, except share amounts)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,079	$1,773
Receivables—net	12,368	9,066
Medical supplies	2,240	1,629
Asset held for sale		19,379
Deferred income tax asset	1,021
Current assets of Mountainside Medical Center	637	2,998
Prepaid expenses and other	1,297	1,254

Total current assets	24,642	36,099

PROPERTY, PLANT, AND EQUIPMENT—At cost
Land	2,229	1,524
Buildings and improvements	27,082	16,415
Equipment and fixtures	9,641	5,373

	38,952	23,312
Less accumulated depreciation	4,668	2,590

Property, plant, and equipment—net	34,284	20,722

NONCURRENT ASSETS:
Goodwill	2,944	—
Noncurrent assets of Mountainside Medical Center	449	709
Other noncurrent assets	833	1,923

Total noncurrent assets	4,226	2,632

TOTAL ASSETS	$63,152	$59,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,473	$5,027
Revolving advances	2,591	1,915
Third-party payor settlements	4,396	4,322
Current maturities of long-term debt	826	2,574
Accrued payroll and related taxes	4,010	3,628
Pension liability	382	641
Income taxes	3,985	400
Current liabilities of Mountainside Medical Center	947	6,890
Accrued employee medical claims	1,592	794
Other accrued expenses	3,503	1,694

Total current liabilities	28,705	27,885

LONG-TERM LIABILITIES:
Long-term debt	6,566	22,944
Noncurrent liability for professional liability risks	1,548	683
Noncurrent liability reserve for discontinued operations	1,429	1,468

Total long-term liabilities	9,543	25,095
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,072 shares at June 30, 2004 and 5,028 shares at June 30, 2003	3,536	2,514
Additional paid-in capital	7,400	3,662
Common share warrants	230	40
Retained earnings	14,145	720
Accumulated other comprehensive loss	(407)	(463)

Total shareholders’ equity	24,904	6,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,152	$59,453

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Net revenues	$112,436	$80,742	$69,567
Cost of Patient Service Revenues:
Salaries, wages and benefits	53,955	38,116	33,915
Provision for bad debts	11,519	8,704	8,375
Supplies	12,944	9,468	8,099
Purchased services	7,027	5,634	5,667
Other operating expenses	17,905	11,071	9,662
Rents and leases expense	2,683	1,959	1,835
Depreciation and amortization	2,088	1,088	1,038

	108,121	76,040	68,591

Operating profit	4,315	4,702	976
Other income (expense):
Interest expense	(4,379)	(2,540)	(2,986)
Interest income	26	56	56
Loss on early repayment of debt	(1,904)
Merger expenses		(411)	—

Earnings (loss) from continuing operations before income taxes	(1,942)	1,807	(1,954)
Income tax expense (benefit)	(675)	247	126

Earnings (loss) from continuing operations	(1,267)	1,560	(2,080)
Earnings (loss ) from discontinued operations, net of income taxes	14,692	(1,007)	2,913

Net earnings	$13,425	$553	$833

Earnings (loss) per share:
Continuing operations:
Basic	$(0.20)	$0.31	$(0.42)

Diluted	$(0.20)	$0.29	$(0.42)

Discontinued operations:
Basic	$2.35	$(0.20)	$0.58

Diluted	$2.35	$(0.19)	$0.58

Net earnings (loss):
Basic	$2.15	$0.11	$0.17

Diluted	$2.15	$0.10	$0.17

Weighted-average common shares outstanding:
Basic	6,246	5,002	4,980

Diluted	6,246	5,290	4,980

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Common Share Warrants	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2001	4,976	$2,488	$3,604	$(666)		$(119)	$5,307
Net earnings				833			833
Foreign currency translation adjustment						(181)	(181)
Minimum pension liability adjustment, net of tax of $21						(39)	(39)

Total comprehensive income							613
Common shares issued	22	11	24				35

JUNE 30, 2002	4,998	2,499	3,628	167		(339)	5,955
Net earnings				553			553
Foreign currency translation adjustment						(88)	(88)
Minimum pension liability adjustment, net of tax of $19						(36)	(36)

Total comprehensive income							429
Common share warrants issued					40		40
Common shares issued	30	15	34				49

JUNE 30, 2003	5,028	2,514	3,662	720	40	(463)	6,473
Net earnings				13,425			13,425
Foreign currency translation adjustment						(43)	(43)
Minimum pension liability adjustment, net of tax of $51						99	99

Total comprehensive income							13,481
Common share warrants issued					190		190
Common shares issued	2,044	1,022	3,738				4,760

JUNE 30, 2004	7,072	$3,536	$7,400	$14,145	$230	$(407)	$24,904

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(All amounts in thousands)

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,425	$553	$833
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,088	1,088	1,038
Interest capitalized on long-term debt	836	1,546	2,111
Gain on sale of LTS Holdings Senior Preferred Stock			(846)
Gain on sale of assets	(19,899)		(19)
Impairment loss—discontinued operations		1,562
Deferred income taxes	(1,021)
Non cash loss on early repayment of debt	1,263
Change in assets and liabilities (excluding effect of acquisition):
Receivables	(1,318)	(120)	(1,377)
Medical supplies		(96)	32
Prepaid expenses and other assets	(220)	(2,136)	252
Accounts payable and accrued expenses	(1,656)	3,873	1,949
Income taxes	3,584	285	59
Third-party payor settlements	(25)	(745)	141
Net cash provided by (used in) discontinued operations	283	(215)	(659)

Net cash provided by (used in) operating activities	(2,660)	5,595	3,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in HealthMont Acquisition	95
Proceeds from sale of LTS Holdings Senior Preferred Stock			850
Proceeds from sales of assets	40,500	18	1,737
Expenditures for property, plant, and equipment—continuing operations	(1,879)	(2,970)	(2,009)
Expenditures for property, plant, and equipment—discontinued operations	(578)	(12,568)	(3,627)

Net cash provided by (used in) investing activities	38,138	(15,520)	(3,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,985	49	35
Additions to long-term debt—continuing operations	2,300	700	6,106
Payment of long-term debt—continuing operations	(28,127)	(949)	(4,432)
Additions to long-term debt—discontinued operations		4,259
Payment of long-term debt—discontinued operations	(4,209)
Revolving advances—net	(2,131)	1,915

Net cash provided by (used in) financing activities	(30,182)	5,974	1,709

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	5	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,306	(3,946)	2,179

CASH AND CASH EQUIVALENTS:
Beginning of year	1,773	5,719	3,540

End of year	$7,079	$1,773	$5,719

(Continued)

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(All amounts in thousands)

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash investing and financing activities—Long-term debt issued as payment-in-kind for interest payable	$1,113	$790	$1,518

Cash paid for:
Income taxes	$276	$83	$67

Interest, net of amounts capitalized	$2,912	$201	$585

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (“SunLink”) is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital, a 35 bed hospital located in Jasper, Georgia for $40,000. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute-care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its remaining seven hospitals supplemented by growth from selected hospital acquisitions. During the fiscal year ended June 30, 2004, SunLink concentrated its efforts on the acquisition of HealthMont, Inc., the sale of Mountainside and the operations and improvement of its existing hospitals. During the year, SunLink evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale.

SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may be available for acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned. All significant intercompany transactions and balances have been eliminated.

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including discontinued operations, income taxes and related tax asset valuation allowances, all as discussed in more detail in these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2004, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of whom reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less.

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients. Accounts receivable are reduced by an allowance for accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs and local economic conditions could significantly impact the estimates used to determine the allowance for doubtful accounts.

Medical Supplies—Medical supplies are valued at the lower of cost or market, using the first-in, first-out method.

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $2,088, $1,088 and $1,038 for the years ended June 30, 2004, 2003 and 2002, respectively.

Risk Management—SunLink is exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in management’s judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims. Estimated insurance recoveries related to such costs and losses are recorded as other receivables.

By virtue of the acquisition of the initial six hospitals, SunLink assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. SunLink purchased claims-made

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts.

In connection with the acquisition of HealthMont and its two hospitals, SunLink became responsible for all professional liability claims for which HealthMont was or is liable. HealthMont had purchased claims-made commercial insurance for claims made prior to the acquisition and SunLink purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined amounts.

The Company self-insures for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

The Company accrues an estimate of losses resulting from workers’ compensation, employee health and professional liability claims. These accruals are estimated quarterly based upon management’s review of claims reported and historical loss data.

The Company records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrue the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability, if any, of SunLink with respect to such claims, SunLink continually revises estimated losses as additional facts become known.

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

Goodwill and Other Intangibles—SunLink accounts for goodwill and intangible assets from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-lived intangible assets, such as certificates of need, are amortized over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink continually evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense related to intangible assets is estimated to be $27 for each of the next 5 years.

Income Taxes—SunLink accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. When

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management determines, using factors identified in SFAS No. 109, that it is more likely than not that a portion or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

Stock-Based Compensation—The Company measures compensation cost for stock options issued to employees using the intrinsic value-based method of accounting.

Pro forma net earnings and net earnings per share amounts that would have resulted had compensation costs been determined using the fair value-based method is as follows:

	Years Ended June 30,
	2004	2003	2002
Net earnings	$13,425	$553	$833

Deduct: Total stock-based compensation expense Determined under fair value based method for all awards	115	70	202
Pro forma net earnings	$13,310	$483	$631
Net earnings per share:
Basic—as reported	2.15	0.11	0.17
Basic—pro forma	2.13	0.10	0.13

Diluted—as reported	2.15	0.10	1.17
Dilute—pro forma	2.13	0.09	0.13

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity periods (two to four years).

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issuable pursuant to options granted under SunLink’s Incentive Stock Option Plans and outstanding stock purchase warrants issued by SunLink. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards—In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132(R) “Employers’ Disclosures about Pension and Other Postretirement Benefits”. SFAS No. 132(R) revises employers’ disclosures about pension plans and other

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

postretirement benefit plans. It retains the disclosure requirements contained in SFAS No. 132 “Employers’ Disclosures about Pension and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

Reclassifications—Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	ACQUISITION OF HEALTHMONT, INC.

On October 3, 2003, SunLink completed the acquisition of HealthMont, a privately held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the consolidated results of operations for the Company from October 3, 2003 through the end of the fiscal year, June 30, 2004. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

The merger agreement was first announced in October 2002 after SunLink and HealthMont signed a definitive agreement. The agreement was amended and modified in March 2003 and was completed on October 3, 2003. Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,135,782 common shares of SunLink in exchange for all issued and outstanding capital stock of HealthMont. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue 19,005 common shares in connection with certain SunLink options issued in replacement of previously outstanding HealthMont options.

Based on the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement was entered into and announced, plus the amount of senior debt and capital lease obligations assumed, plus transaction costs, the price to SunLink of the HealthMont transaction was approximately $15,000. For financial reporting purposes, the average market value of SunLink’s common shares was set as of the date of the first amendment of the merger agreement, March 24, 2003. The balance of the purchase price in excess of the fair value of the assets acquired and liabilities assumed at the date of the acquisition was recorded as goodwill totaling $2,944.

In connection with the merger, SunLink assumed HealthMont’s debt, which was approximately $8,275 at closing. HealthMont obtained the consent of its senior lender to the merger and the modification of certain terms of HealthMont’s senior debt, including an extension of the maturity date of the debt to August 31, 2005. SunLink agreed to issue warrants to purchase 26,723 of SunLink common shares for $0.01 per share to the senior debt lender in consideration for the modification of the debt agreements. Certain HealthMont investors arranged letters of credit which support up to $1,650 of HealthMont’s revolving loans with HealthMont’s senior lender. From October 2003 to September 2004, SunLink paid to such letter of credit obligors a 5% annual commitment fee monthly in consideration for their obligation to maintain the letters of credit in effect. On August 31, 2004, the Company repaid the revolving loans down to an amount such that the letters of credit were no longer required.

Prior to the merger transaction, on March 24, 2003, SunLink assumed management of HealthMont’s Adel, Georgia and Fulton, Missouri hospitals under a management agreement for a fee of $80 per month ($50 per month in cash and $ 30 per month deferred) and extended loans to HealthMont totaling $1,600 at October 3, 2003.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SunLink recorded the $50 cash management fee received as a reduction of other operating expenses for the period prior to the merger. The loan was recorded as part of the purchase price upon consummation of the merger.

On October 3, 2003, SunLink’s new HealthMont subsidiary also entered into a three year secured term loan for $2,300 with a third-party lender. The loan is guaranteed by SunLink. The proceeds of the loan were used for certain transaction costs and for working capital needs. The loan bears an interest rate of 15% per annum and requires SunLink to pay certain fees.

In the fiscal year ended June 30, 2003, SunLink expensed $411 of capitalized costs relating to the then proposed HealthMont merger because SunLink could not determine at that time that it was probable that the merger would be completed.

The HealthMont acquisition was accounted for using the purchase method of accounting. The purchase price of the transaction was allocated to the assets acquired and the liabilities assumed based upon their respective fair values. The excess of the cost of the HealthMont acquisition over the fair value of the net assets acquired resulted in goodwill of $2,944 being recorded from the acquisition. None of the goodwill is expected to be deductible for U.S. income taxes. The following tables summarizes the allocated fair values of the assets acquired and the liabilities assumed at the date of the acquisition at the preliminary valuation and final valuation dates:

	Preliminary Valuation	Final Valuation
	(October 3, 2003)
Current assets	$2,857	$2,857
Property, plant and equipment	13,634	13,634
Long-term assets	200	830
Goodwill	4,115	2,944

Total assets acquired	20,806	20,265

Current liabilities	$10,392	$10,315
Long-term liabilities	5,311	4,847

Total liabilities assumed	15,703	15,162

Net assets acquired	$5,103	$5,103

The following pro forma statements of earnings for the years ending June 30, 2004 and 2003, respectively give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002:

	Pro forma
	Years Ended June 30,
	2004	2003
Net revenues	$119,794	$109,416

Net loss	$(3,139)	$(1,212)

Net loss per share:
basic	$(0.50)	$(0.24)

diluted	$(0.50)	$(0.24)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Mountainside Medical Center—On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000, pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown as current assets, current liabilities and noncurrent assets of Mountainside on the consolidated balance sheet, including the retained patient receivables and current liabilities.

Housewares Segment—Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 for nominal consideration. During the year ended June 30, 2003, the Company recorded a gain from discontinued operations of $331 relating to a domestic capital tax loss carryforward on the disposal of Beldray. This capital loss carry-back resulted from carrying-back capital losses on SunLink’s investment in Beldray against capital gains of earlier years. During the year ended June 30, 2002, earnings from the disposal of $170 were reported.

Noncurrent liability reserves for discontinued operations at June 30, 2004 include $1,238 for a portion of a guarantee given by an inactive U.K. subsidiary of SunLink with respect to obligations of Beldray’s obligations under a lease covering a portion of Beldray’s manufacturing location. The reserve for the subsidiary’s obligation under such lease is based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost, including lease payments, to satisfy the lease obligation. The U.K. subsidiary of SunLink is currently inactive and entered into the guarantee for Beldray’s lease obligation when it was owned by SunLink’s U.K. subsidiary. The maximum potential obligation of SunLink’s U.K. subsidiary under the guarantee would be approximately $8,700. SunLink’s currently inactive U.K. subsidiary has an option to repurchase the capital stock of Beldray for nominal consideration if any U.K. subsidiary of SunLink is called upon to perform under the lease guarantee and under certain other conditions.

In September 2004, the Company was notified that Beldray had been placed into receivership and is under the administration of their primary lender. The Company has not been notified by Beldray’s landlord of any default by Beldray under the lease which SunLink’s U.K. subsidiary has guaranteed.

Life Sciences and Engineering Segment—On November 5, 2001, SunLink sold its senior preferred stock of LTS Holdings Inc., the parent company of Wyle Laboratories, Inc. (“Wyle”), to LTS Holdings Inc. for $850 in cash. The senior preferred stock had been recorded by SunLink at a value of zero due to the highly leveraged nature of LTS Holdings Inc.

Child Safety Segment —On January 29, 2001, SunLink sold its European child safety subsidiary, Klippan Limited (“Klippan”). During the fiscal year ended June 30, 2004, SunLink was notified that a 2001 tax loss related to Klippan in the United Kingdom was reduced and additional tax of $66 was owed.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2004	2003	2002
Beginning balance	$1,618	$1,837	$4,641
Provision for losses
Usage—net	(254)	(301)	(2,935)
Exchange differences	115	82	131

Ending balance	$1,479	$1,618	$1,837

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2004	2003	2002
Revenues:
Mountainside Medical Center	$20,873	$19,186	$17,890

Housewares segment			$6,098

Earnings (loss) from discontinued operations:
Mountainside Medical
Earnings (loss) from operations	$(1,587)	$(1,284)	$1,982
Gain from disposal	19,889
Income taxes (benefit)	(3,514)

Earnings (loss) from Mountainside Medical Center after income taxes	14,788	(1,284)	1,982

Houseswares segment:
Gain on disposal of Beldray			$170
Income taxes (benefit)		$(331)

Earnings (loss) from housewares segment after income taxes		331	170

Child safety segment:
Income taxes	66

Earnings (loss) from child safety segment after income taxes	(66)

Life sciences and engineering segment:
Pretax gain on sale of Wyle shares			846
Loss from operations before income taxes	(87)	(72)	(65)
Income taxes (benefit)	(57)	(18)	20

Earnings (loss) from life sciences and engineering segment after income taxes	(30)	(54)	761

Earnings (loss) from discontinued operations	$14,692	$(1,007)	$2,913

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	NET REVENUES AND RECEIVABLES

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

Summary information for receivables is as follows:

	June 30,
	2004	2003
Patient accounts receivable (net of contractual allowances)	$18,623	$13,781
Less allowance for doubtful accounts	(6,397)	(4,812)

Patient accounts receivable (net of allowances)	12,226	8,969
Other accounts receivables	142	97

Total	$12,368	$9,066

Net revenues included $545, $1,979 and $309 for the years ended June 30, 2004, 2003 and 2002, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2004	2003
HealthMont mortgage I	$2,674
HealthMont mortgage II	1,466
HealthMont Term Note II	2,300
Senior subordinated note, net of unamortized discount of $1,848		$18,522
Senior subordinated zero coupon note, net of unamortized discount of $109		1,541
HealthMont Term Note I		700
Term loan		4,668
Capital lease obligations	952	87

Total	7,392	25,518
Less current maturities	(826)	(2,574)

	$6,566	$22,944

HealthMont Term Notes—On March 21, 2003, in connection with the HealthMont merger, SunLink borrowed $700 under a commitment for a $3,000, three-year secured term loan with an interest rate of 15% (the “HealthMont Term Note I”). This note was repaid early in June 2004. SunLink’s new HealthMont subsidiary borrowed the remaining $2,300 under the commitment at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due August 2005 (the “HealthMont Term Note II”).

HealthMont Mortgage I—In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $2,926 which bears interest at prime plus 2% and is payable in quarterly principal installments of $83 plus interest, with the remaining unpaid balance of $2,262 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Adel, Georgia facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Mortgage II—In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $1,560 which bears interest at prime plus 2% and is payable in quarterly principal installments of $32 plus interest, with the remaining unpaid balance of $1,304 due on August 31, 2005. The mortgage is secured by the real and leased property of the HealthMont subsidiary’s Fulton, Missouri facility. The agreement requires the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage is guaranteed by SunLink.

HealthMont Revolving Loan—In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement, which SunLink guaranteed, which had borrowings of $2,807 at the merger date. The loan bears interest at prime plus 1.5% and the agreement expires August 31, 2005. All of the receipts of the HealthMont subsidiary are required to be deposited with the lender as payment on the revolving loan and borrowings are made weekly for working capital needs. The amount available is based upon several factors, including liquidity, as defined, of the HealthMont subsidiaries’ patient accounts receivable. As of June 30, 2004, the Company had $2,591 of borrowings outstanding and no unused availability under the HealthMont revolving loan agreement. The HealthMont revolving loan is secured by the personal property of the HealthMont subsidiary and letters of credit guaranteed by certain persons who were shareholders of HealthMont prior to the

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition and who currently are shareholders of SunLink. The agreement requires SunLink’s HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This revolving loan is guaranteed by SunLink.

Seller Financing—In connection with the acquisition of SunLink’s initial six hospitals, SunLink Healthcare Corp. (“SHC”) issued an 8.5% senior subordinated note in the face amount of $17,000 and a senior subordinated zero coupon note in the face amount of $2,000, both to the seller (collectively the “SHC Notes”). The purchase agreement for the six hospitals included a provision for a potential adjustment to the purchase price to the extent it was determined working capital at the purchase date was greater or less than an agreed-upon amount. In December 2002, SHC and the seller agreed to a working capital settlement that reduced the senior subordinated note by $350, extended the date that interest payable on the senior subordinated note may be paid in additional promissory notes to August 1, 2003, and reduced the senior subordinated zero coupon note by $350. The adjustments to the notes have been accounted for as a reduction in the purchase price and have been allocated to reduce the basis of long-lived assets acquired. A cumulative adjustment for interest expense recorded for these two notes from February 1, 2001 to December 31, 2002 reduced interest expense by $134 for the year ended June 30, 2003.

The senior subordinated note was repaid early in June 2004. It was due on January 31, 2006 with interest payable semiannually either in cash or additional promissory notes through August 1, 2003 and in cash thereafter. Additional promissory notes for $3,862 for interest from February 1, 2001 through August 31, 2003 were issued. The stated interest rate of 8.5% on the senior subordinated note was considered a below-market interest rate at the date of issuance; therefore, the note was discounted to estimated market value at an effective interest rate of 12.3%. The discount recorded on the senior subordinated note, adjusted for the reduction in the principal amount in December 2002, was $2,873.

The senior subordinated zero coupon note matured and was paid January 31, 2004. The interest rate on the senior subordinated zero coupon note was considered less than the market rate at the date of issuance, therefore, the note was discounted to an estimated market interest rate of 11.3%. The original issue discount on the senior subordinated zero coupon note, adjusted for the reduction in the principal amount in December 2002, was $490.

The discounts on the long-term debt were determined in consultation with SunLink’s financial advisor based on high-yield debt instruments of similar health care providers and are being amortized over the term of the related debt instruments using the effective interest method. For the years ended June 30, 2004, 2003 and 2002, SunLink recognized amortization expense on the discounts of $694, $619 and $583, respectively.

SunLink Credit Facility—On January 4, 2002, SunLink entered into a $14,000 credit facility comprised of a 36-month secured revolving line of credit for up to $8,000 with interest at prime plus 1.25% and a $6,000 secured term loan repayable over 66 months at an interest rate of 9.78%. The credit facility was repaid in June 2004.

SunLink incurred loan costs of $200, $72 and $502 during the years ended June 30, 2004, 2003 and 2002, respectively, SunLink capitalized these costs and is amortizing these costs to interest expense over the terms of the related debt (66 months for the Term Loan, 36 months for the Revolving Line of Credit, and 6 months for the Bridge Loan). The interest expense related to deferred loan cost amortization was $214, $178 and $92 during the years ended June 30, 2004, 2003 and 2002, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual required payments of debt for the next five years and thereafter are as follows:

2005	$826
2006	6,366
2007	171
2008	29
2009 and thereafter	—

Total	$7,392

The debt capacity of SunLink’s HealthMont Inc. subsidiary is limited and is subject to certain financial and other covenants under their debt agreements and it had no additional borrowing capacity at June 30, 2004. SunLink was in compliance with all of its outstanding covenants at June 30, 2004.

Annual required payments of debt under capital leases for the next five years and thereafter are as follows:

2005	$364
2006	387
2007	171
2008	30
2009 and thereafter	—

Total	$952

7.	LOSS ON EARLY REPAYMENT OF DEBT

In June 2004, the Company repaid the senior subordinated note (principal amount of $20,512, due January 2006), HealthMont term note I (principal amount of $700, due March 2006), term loan (principal amount of $3,753, due June 2007) and a $8,000 revolving credit facility ($4,747 outstanding at payment date) which had an expiration date of December 31, 2005. The early repayment resulted in a loss on early repayment of debt of $1,904. The loss is composed of $1,263 of unamortized discount on the senior subordinated note, $377 of penalty related to the early repayment of the term loan and $264 of unamortized prepaid debt costs related to the repaid debt instruments.

8.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to outside directors of SunLink to purchase 90,000 common shares through March 2006. Options for 90,000 shares have been granted through June 30, 2004 therefore no additional shares are available for grant at June 30, 2004. Options for 7,500 shares have been exercised under this plan.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permits the grant of options to officers and other key employees to purchase 810,000 common shares through February 2006. Options for 671,100 shares are outstanding and 118,900 shares were available for grant at June 30, 2004. Options totaling 20,000 shares have been exercised under this plan.

SunLink’s 1995 Incentive Stock Option Plan permits the grant of options to officers and key employees to purchase 250,000 common shares through May 2005. Options for 4,000 shares are available for grant under the 1995 Plan at June 30, 2004. Vesting and option expiration periods for all option plans are determined by the Board of Directors but may not exceed 10 years. Options for 199,500 shares have been exercised and options for 46,500 shares are outstanding at June 30, 2004.

.SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2001	680,000	$1.51	$1.25—$3.00
Granted	126,500	2.66	1.50—4.00
Exercised	(21,250)	1.64	1.25—1.69
Forfeited	(9,000)	2.91	2.91

Options outstanding June 30, 2002	776,250	1.68	1.25—4.00
Granted	59,600	2.77	2.50—3.00
Exercised	(30,000)	1.63	1.50—1.69

Options outstanding June 30, 2003	805,850	1.59	1.25—4.00
Granted	68,500	2.90	2.65—5.50
Exercised	(65,750)	1.56	1.25—1.69
Forfeited	(8,500)	2.35	1.69—3.00

Options outstanding June 30, 2004	800,100	$1.87	$1.25—$5.50

Options exercisable, June 30, 2002	271,750	$1.56	$1.25—$3.00

Options exercisable, June 30, 2003	424,500	$1.62	$1.25—$4.00

Options exercisable, June 30, 2004	511,148	$1.71	$1.25—$4.00

The weighted-average fair value of each option granted during the years ended June 30, 2004, 2003 and 2002 was $1.68, $1.59 and $1.90, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2004, 2003 and 2002, respectively: estimated volatility of 56%, 63% and 69%; risk-free interest rate of 4.5%, 4.5% and 4.1%; dividend yield of 0% for all years; and, an expected life of 6.4 years, 5.0 years and 6.4 years.

Information with respect to stock options outstanding and exercisable at June 30, 2004 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$1.25	40,500	1.10	15,375
$1.50	557,500	4.16	426,750
$2.50	28,000	6.49	7,000
$2.65	12,000	6.69
$2.80	15,500	7.11
$2.90	37,500	9.43	12,498
$2.91	40,500	5.38	21,500
$3.00	36,100	4.94	13,525
$3.82	3,000	7.19
$4.00	29,000	5.10	14,500
$5.50	500	7.49

	800,100	4.57	511,148

Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of SunLink’s common shares at the grant date.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan in Replacement of HealthMont Stock Option Plan—In conjunction with the HealthMont acquisition, stock options totaling 19,005 shares were issued in replacement of previously outstanding HealthMont options. All of these options are currently exercisable and expire on October 3, 2006. The option exercise prices are 6,335 shares at $15.19 per share and 12,670 shares at $10.05 per share.

Warrants—SunLink issued 999,487 warrants to shareholders of record on December 23, 1995. For each five common shares held, SunLink distributed one warrant for the purchase of one common share. The warrants entitle the holders to purchase common shares for $8.625 per share through extended expiration date through January 31, 2007. SunLink may reduce the purchase price at any time. On November 19, 2003, the Company reduced the warrant exercise price to $2.50 per share from November 20, 2003 to April 20, 2004. Common shares totaling 753,029 were purchased by warrant exercises during this period. The reduced warrant exercise price of $2.50 was approximately 90% of the average closing price of common shares for the ten trading days prior to November 19, 2003 At June 30, 2004, 246,458 warrants were outstanding.

On March 23, 2003, in connection with the HealthMont Term Note I under which SunLink borrowed $700, SunLink issued a warrant exercisable for 17,500 common shares for a nominal exercise price of $0.01 per share. Such warrant may be exercised in whole or in part until March 24, 2013. On October 3, 2003, in connection with the HealthMont Term Note II under which SunLink’s HealthMont subsidiary borrowed $2,300, SunLink issued a warrant exercisable for 57,500 common shares for a nominal exercise price of $0.01 per share. Such warrant may be exercised in whole or in part until October 3, 2013. On October 3, 2003, in connection with the HealthMont acquisition and the assumption of the HealthMont mortgages and the HealthMont Revolving Loan, SunLink agreed to issue a warrant exercisable for 26,723 common shares for a nominal exercise price of $0.01 per share. Such warrant may be exercised in whole or in part until October 3, 2013. These warrants were valued at fair value based the average market price of SunLink’s common shares of $2.26 per share calculated based on the price two days before, the day of and two days after the amended merger agreement of March 24, 2003 was entered into. The warrants are amortized over the life of the debt instrument they were issued in connection with.

Shareholder Rights Plan—On February 8, 2004, the Board of Directors of the Company, declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2001	102	(221)	(119)
Current period change	(181)	(39)	(220)

June 30, 2002	(79)	(260)	(339)
Current period change	(88)	(36)	(124)

June 30, 2003	(167)	(296)	(463)
Current period change	(43)	99	56

June 30, 2004	$(210)	$(197)	$(407)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations include the following:

	Year Ended June 30,
	2004	2003	2002
Domestic:
Current	$232	$247	$126
Deferred	(907)

Total tax expense (benefit)	$(675)	$247	$126

Deferred tax assets recorded in the balance sheets include the following:

	June 30,
	2004	2003
Domestic:
Net operating loss carryforward	$3,176	$3,550
Provision for loss on discontinued operations	97	198
Alternative minimum tax credit carryforward		428
Depreciation expense	(2,730)	(2,849)
Allowances for receivables	2,355	1,293
Accrued expenses	2,106	949
Pension liabilities	(55)	192
Other	43	45

	4,992	3,806
Less valuation allowance	(3,971)	(3,806)

Total domestic deferred tax assets	1,021	—

Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	—	—

Net deferred tax assets	$1,021	$—

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	2004	2003	2002
Income taxes at Federal statutory rate	$(660)	$613	$(664)
Foreign tax rate differential Changes in valuation allowance—continuing operations	(165)	(119)	850
U.S. state income taxes	232	138	21
Other	(82)	(385)	(81)

Total income tax expense (benefit)—continuing operations	$(675)	$247	$126

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provided a $3,971 deferred tax valuation allowance for the domestic tax assets in the year ended June 30, 2004 so that the net domestic deferred tax assets were $1,021 at June 30, 2004. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company established a valuation allowance of $3,971 representing that portion of the domestic tax asset which may not be utilized. The Company provided a deferred tax valuation allowance for the domestic tax asset in the year ended June 30, 2003 so that the net domestic assets at June 30, 2003 were $0. The domestic net operating loss carryforwards expire in 2020 and 2021.

The Company provided a deferred tax valuation allowance for the foreign tax assets in the years ended June 30, 2004, 2003 and 2002, respectively, so that the net foreign tax assets are $0. Based upon management’s assessment, it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. Usage of the tax prepayments in the future are considered less likely than not, due to the net operating loss carryforwards, a change in the U.K. tax law effective April 2000, and the current non-operating status of all the Company’s foreign subsidiaries.

10.	EMPLOYEE BENEFITS

Defined Benefit Plans—Prior to SunLink’s acquisition of its initial hospitals, the Company maintained defined benefit retirement plans covering substantially all of its employees. No defined benefit plan is maintained for the community hospital segment employees. Benefits are based on years of service and level of earnings. SunLink funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net domestic pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2004, SunLink recognized curtailment losses of $31 for partial plan settlement of pension obligations to vested former employees.

At June 30, 2004, the plan’s assets are invested 75% in cash and short term investments, 15% in equity investments and 10% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 3 years in the equity markets and the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 6.5% is based upon the current year return and the plan’s historical return on assets. The plan expects to pay $58, $61, $61, $77 and $77 in pension benefits in the years ended June 30, 2005 through 2009, respectively. The plan expects to pay $427 in pension benefits for the years ended June 30, 2010 through 2014, in the aggregate. This assumes that the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make contributions to the plan of at least $215 in the year ending June 30, 2005.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for all plans (comprised solely of domestic plans), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	83	82	91
Expected return on assets	(53)	(48)	(49)
Amortization of prior service cost	26	20	23

Net pension expense	$56	$54	$65

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.50	6.50	6.50
Rate of compensation increase	0.00	0.00	0.00

Summary information for the plans (comprised solely of domestic plans) is as follows:

	June 30,
	2004	2003
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,417	$1,405
Service cost
Interest cost	83	82
Actuarial (gain) loss	(89)	(11)
Benefits paid	(243)	(59)
Exchange differences

Benefit obligation at end of year	$1,168	$1,417

Change in Plan Assets
Fair value of plan assets at beginning of year	$776	$678
Actual return (loss) on plan assets	57	(38)
Company contributions	196	195
Benefits paid	(243)	(59)

Fair value of plan assets at end of year	$786	$776

Funded (unfunded) status of the plans	$(382)	$(641)
Unrecognized actuarial loss (gain)	299	449
Unrecognized prior service cost

Accrued cost	$(83)	$(192)

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost
Accrued benefit liability	$(382)	$(641)
Accumulated other comprehensive income*	299	449

Net amount recognized	$(83)	$(192)

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its Board of Directors. Plan expense was $427, $363 and $411 for the years ended June 30, 2004, 2003 and 2002, respectively. HealthMont had an existing 401 (k) plan at the acquisition date which currently covers substantially all of the employees of the HealthMont hospitals. No matching of HealthMont employee’s contribution was made or accrued during the fiscal year ended June 30, 2004.

11.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 15 years. Rent expense was $2,683, $1,959 and $1,835 for the years ended June 30, 2004, 2003 and 2002, accordingly. Minimum lease commitments as of June 30, 2004 are as follows:

Operating Leases
Fiscal year ending June 30:
2005	$2,121
2006	1,269
2007	547
2008	400
2009	298
Thereafter	2,380

Total minimum lease payments	$7,015

Physician Guarantees—At June 30, 2004 SunLink had contracts with 17 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. It the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $2,717, $1,407 and $604 for the fiscal years ended June 30, 2004, 2003 and June 30, 2002, respectively. Noncancelable commitments under these employment contracts as of June 30, 2004 are as follows:

Fiscal year ending June 30:
2005	$4,857
2006	4,010
2007	1,498
2008	50

Total	$10,415

Litigation—The Company is a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 20, 2004 and March 3, 2004, two similar class action proceedings, respectively captioned Mary Ross v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-81871, filed February 20, 2004 (Superior Court of Fulton County, Georgia) (“Ross”) and Roger Barber v. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, Gene E. Burleson, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and SunLink Health Systems, Inc., Case No. 2004-CV-82484, filed March 3, 2004 (Superior Court of Fulton County, Georgia) (“Barber”) arose, where plaintiffs, who allege to be shareholders, sued the Company and its directors, with respect to the Company’s response to a putative proposal made by Attentus Healthcare Corporation to acquire all of the Company’s stock. The claims allege that the Company and directors breached common law fiduciary duties owed to the shareholders by adopting a shareholder rights plan and refusing to negotiate with Attentus. They seek, among other things, injunctive relief with respect to these actions and an award of attorneys’ fees. No compensatory damages are sought in either complaint. The defendants have responded to the complaints. The Ross suit was voluntarily dismissed on April 19, 2004 and the Company filed a motion for attorneys’ fees on May 28, 2004. On September 27, 2004, the parties in the Barber suit reached a settlement involving the implementation for certain enhanced corporate measures and a nomimal award of litigation expenses and attorneys’ fees to plaintiff’s counsel.

The health care industry is subject to numerous laws and regulations of Federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning April 2003. Management believes the Company is in substantial compliance with the privacy and transaction code standards sections of HIPAA. Compliance with the final regulations of HIPPA must be achieved by April 2005. The Company is working to be compliant by that date.

12.    RELATED PARTIES

A director of the Company and the company secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provide services to SunLink. We have paid an aggregate of $811, $680, and $306 to these law firms in the years ended June 30, 2004, 2003 and 2002, respectively. Another director received $9 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90-day commitment period during which the funds could be borrowed. The facility also had a $20 standby commitment fee that was fully-earned on the commitment date and was non-refundable. The $20 standby fee was paid in September 2003. The standby bridge loan was entered into by SunLink for short-term financing requirements due to the bankruptcy in August 2003 of its revolving line of credit facility lender. The 90-day commitment period passed without any borrowing made under the standby facility.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    EARNINGS PER SHARE

        (Share amounts in thousands)

	Year Ended
	June 30, 2004		June 30, 2003		June 30, 2002
		Per Share Amount		Per Share Amount		Per Share Amount
	Amount		Amount		Amount
Earnings (Loss) from continuing operations	$(1,267)		$1,560		$(2,080)

Basic:
Weighted-average shares outstanding	6,246	$(0.20)	5,002	$0.31	4,980	$(0.42)

Diluted:
Weighted-average shares outstanding	6,246	$(0.20)	5,290	$0.29	4,980	$(0.42)

Earnings (loss) from discontinued operations	$14,692		$(1,007)		$2,913

Basic:
Weighted-average shares outstanding	6,246	$2.35	5,002	$(0.20)	4,980	$0.58

Diluted:
Weighted-average shares outstanding	6,246	$2.35	5,290	$(0.19)	4,980	$0.58

Net Earnings	$13,425		$553		$833

Basic:
Weighted-average shares outstanding	6,246	$2.15	5,002	$0.11	4,980	$0.17

Diluted:
Weighted-average shares outstanding	6,246	$2.15	5,290	$0.10	4,980	$0.17

Weighted-average number of shares outstanding—basic	6,246		5,002		4,980

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		288		0

Weighted-average number of shares outstanding—diluted	6,246		5,290		4,980

Stock options and warrants of 449 for the year ended June 30, 2004 and dilutive securities from stock options of 396 for the year ended June 30, 2002, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive. Stock warrants of 999 for the years ended June 30 2003 and 2002, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Share amounts in thousands)

The following selected quarterly data for the years ended June 30, 2004 and 2003, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUES	YEAR ENDED JUNE 30, 2004	$31,000	$29,995	$30,179	$21,262
	YEAR ENDED JUNE 30, 2003	$21,289	$20,758	$19,748	$18,947
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	YEAR ENDED JUNE 30, 2004	(1,087)	405	178	(763)
	YEAR ENDED JUNE 30, 2003	1,096	495	121	(152)

NET EARNINGS (LOSS)	YEAR ENDED JUNE 30, 2004	14,304	329	(118)	(1,090)
	YEAR ENDED JUNE 30, 2003	461	643	(986)	435
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	YEAR ENDED JUNE 30, 2004	(0.15)	0.06	0.03	(0.15)
	YEAR ENDED JUNE 30, 2003	0.22	0.10	0.02	(0.03)

Diluted	YEAR ENDED JUNE 30, 2004	(0.15)	0.06	0.03	(0.15)
	YEAR ENDED JUNE 30, 2003	0.21	0.09	0.02	(0.03)
Net earnings (loss):
Basic	YEAR ENDED JUNE 30, 2004	2.03	0.05	(0.02)	0.00
	YEAR ENDED JUNE 30, 2003	0.09	0.13	(0.20)	0.09

Diluted	YEAR ENDED JUNE 30, 2004	2.03	0.05	(0.02)	0.00
	YEAR ENDED JUNE 30, 2003	0.09	0.12	(0.19)	0.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	YEAR ENDED JUNE 30, 2004	7,034	6,406	6,338	5,045
	YEAR ENDED JUNE 30, 2003	5,015	5,000	4,998	4,998

Diluted	YEAR ENDED JUNE 30, 2004	7,034	6,949	6,717	5,045
	YEAR ENDED JUNE 30, 2003	5,268	5,257	5,297	4,998

INDEX TO EXHIBITS

2.1

Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K dated April 14, 2004).

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.3

Certificate of Amendment by Directors to Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

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

4.2

Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K dated February 10, 2004).

10.1	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2

Employment Agreement between KRUG International Corp. and Robert M. Thornton, Jr., effective January 1, 2001 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002).

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

10.55

Amendment No. 2, dated October 2, 2003, to Loan Agreement, originally dated March 25, 2003, between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.56

HealthMont, Inc. Note Purchase Agreement dated October 3, 2003, with Chatham Investment Fund I, LLC for $2,300,000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.57

Revolving Loan and Security Agreement for $8,000,000 by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., dated August 31, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.58

Amendment No. 1, dated as of December 31, 2000, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.59

Amendment No. 2, dated as of February 28, 2002, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.60

Amendment No. 3, dated as of March 24, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc. and Heller Healthcare Finance, Inc. (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.61

Amendment No. 4, dated as of September 30, 2003, to Loan and Security Agreement, originally dated as of August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc. and GE HFS Holdings, Inc. (f/k/a/ Heller Healthcare Finance, Inc.) (incorporated by reference from Exhibit 10.7 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.62

Mortgage Loan Agreement for $5,000,000, dated as of August 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC. (incorporated by reference from Exhibit 10.8 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.63

Amendment No. 1 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of December 31, 2000 (incorporated by reference from Exhibit 10.9 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.64

Amendment No. 2 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of June 30, 2001 (incorporated by reference from Exhibit 10.10 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.65

Amendment No. 3 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of February 28, 2002 (incorporated by reference from Exhibit 10.11 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.66

Amendment No. 4 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Oregon I, Inc., HealthMont of Oregon II, Inc., HealthMont of Oregon III, Inc., HealthMont of Oregon V, LLC, HealthMont of Oregon IV, LLC, and Heller Healthcare Finance, Inc., amended as of March 31, 2002 (incorporated by reference from Exhibit 10.12 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.67

Amendment No. 5 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, HealthMont of Missouri, Inc., and Heller Healthcare Finance, Inc., amended as of December 31, 2002 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.68

Amendment No. 6 to Mortgage Loan Agreement originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Texas, Inc., HealthMont of Texas I, LLC, and Heller Healthcare Finance, Inc., amended as of March 24, 2003 (incorporated by reference from Exhibit 10.14 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.69

Amendment No. 7 to Mortgage Loan Agreement, originally dated August 31, 2000, by and among HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HM Acquisition Corp., SunLink Health Systems, Inc., GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), amended as of September 30, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.70

Mortgage Loan Agreement for $1,900,000 between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., dated December 31, 2000 (incorporated by reference from Exhibit 10.16 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.71

Amendment No. 1 to Mortgage Loan Agreement, originally dated December 31, 2000, between Heller Healthcare Finance, Inc. and HealthMont of Missouri, Inc., amended as of June 30, 2001 (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.72

Amendment No. 2 to Mortgage Loan Agreement, originally dated December 31, 2000, between GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), HealthMont of Missouri, Inc., HM Acquisition Corp., and SunLink Health Systems, Inc. amended as of September 30, 2003 (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-Q dated February 17, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.