Form 10-Q
period 2004-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2004-11-12
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12607

SUNLINK HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0621189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339

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

The number of Common Shares, without par value, outstanding as of November 11, 2004 was 7,078,665.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,702	$7,079
Receivables - net	12,409	12,368
Medical supplies	2,277	2,240
Deferred income tax assets	1,021	1,021
Prepaid expenses and other current assets	1,618	1,934

Total Current Assets	20,027	24,642

Property, Plant and Equipment, At Cost	39,472	38,952
Less accumulated depreciation and amortization	5,271	4,668

Property, Plant and Equipment - Net	34,201	34,284

Goodwill	2,944	2,944
Other Assets	1,248	1,282

Total Assets	$58,420	$63,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,332	$6,473
Revolving advances	1,300	2,591
Third-party payor settlements	3,867	4,396
Current maturities of long-term debt	1,034	826
Accrued payroll and related taxes	3,753	4,010
Income taxes	235	3,985
Current liabilities of Mountainside Medical Center	860	947
Other accrued expenses	6,243	5,477

Total Current Liabilities	23,624	28,705

Long-Term Liabilities:
Long-term debt	6,149	6,566
Noncurrent liability for professional liability risks	2,004	1,548
Noncurrent liabilities of discontinued operations	1,414	1,429

Total Long-term Liabilities	9,567	9,543

Commitments and Contingencies

Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 7,077 shares at September 30, 2004 and 7,072 shares at June 30, 2004	3,539	3,536
Additional paid-in capital	7,413	7,400
Common share warrants	230	230
Retained earnings	14,454	14,145
Accumulated other comprehensive loss	(407)	(407)

Total Shareholders’ Equity	25,229	24,904

Total Liabilities and Shareholders’ Equity	$58,420	$63,152

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED September 30,
	2004	2003
Net Revenues	$30,457	$21,262

Cost of Patient Service Revenues:
Salaries, wages and benefits	14,656	10,126
Provision for bad debts	3,007	2,868
Supplies	3,469	2,544
Purchased services	1,730	1,520
Other operating expenses	5,300	3,096
Rent and lease expense	943	564
Depreciation and amortization	634	335

Cost of patient service revenues	29,739	21,053

Operating Profit	718	209

Other Income (Expense):
Interest expense	(320)	(946)
Interest income	13	3

Earnings from Continuing Operations before Income Taxes	411	(734)

Income Tax Expense	88	29

Earnings (Loss) from Continuing Operations	323	(763)

Loss from Discontinued Operations (net of income taxes)	(14)	(327)

Net Earnings (Loss)	$309	$(1,090)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.05	$(0.15)

Diluted	$0.04	$(0.15)

Net Earnings (Loss):
Basic	$0.04	$(0.22)

Diluted	$0.04	$(0.22)

Weighted-Average Common Shares Outstanding:
Basic	7,177	5,045

Diluted	7,699	5,045

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED September 30,
	2004	2003
Net Cash Used In Operating Activities	$(2,373)	$(2,319)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(519)	(391)
Expenditures for property, plant and equipment - discontinued operations	—	(1,084)

Net Cash Used in Investing Activities	(519)	(1,475)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	16	40
Proceeds from long-term debt - discontinued operations	—	1,741
Revolving advances, net	(1,291)	1,619
Payments on long-term debt - continuing operations	(210)	(250)

Net Cash Provided by Financing Activities	(1,485)	3,150

Effect of Exchange Rate Changes on Cash	—	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,377)	(645)

Cash and Cash Equivalents at Beginning of Period	7,079	1,773

Cash and Cash Equivalents at End of Period	$2,702	$1,128

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest, net of amounts capitalized	$318	$491

Income taxes	$3,838	$336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2004 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”), a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute-care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2004, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2004	2003
Net revenues of Mountainside	$0	$5,255

Earnings (loss) from discontinued operations:

Mountainside Medical Center:
Loss from operations	$—	$(312)

Life sciences and engineering segment:
Loss from operations	(14)	(15)

Loss from discontinued operations	$(14)	$(327)

Mountainside Medical Center –On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000, pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown in Other current assets and Current liabilities of Mountainside on the consolidated balance sheet.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2004 and 2003, respectively, were the following:

	Three Months Ended September 30,
	2004	2003
Service cost	$—	$—
Interest cost	21	22
Expected return on assets	(14)	(14)
Amortization of prior service cost	7	7

Net pension expense	$14	$15

SunLink contributed $43 to the plan in the three months ended September 30, 2004 and expects to contribute an additional $172 through the end of the fiscal year ended June 30, 2005, as required by the Employee Retirement Income Security Act of 1974.

Housewares Segment - SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when Beldray was owned by KRUG UK, covering a portion of Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($170) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2004, included $1,225 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the lease guarantee obligation in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the lease guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiaries, such subsidiaries may be forced into or seek to voluntarily enter into administration or liquidation in the UK.

Child Safety Segment – In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of SunLink, sold its European child safety subsidiary, Klippan Limited (“Klippan”), to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when Klippan was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or made misrepresentations under the 2001 sale agreement. Bradley has denied any liability, among other things, on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim was made.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Over the past fifteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows, or results of operations of SunLink.

Note 4. –Acquisition of HealthMont, Inc.

On October 3, 2003, SunLink completed the acquisition of HealthMont, a privately held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the consolidated results of operations of the Company beginning October 3, 2003. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

The following pro forma statements of earnings for the three months ended September 30, 2003, give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002:

Pro forma
Three Months Ended September 30, 2003
Net revenues	$28,620

Net loss	$(2,962)

Net loss per share:
basic	$(0.59)

diluted	$(0.59)

Note 5. – Stock-Based Compensation

SunLink measures compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

	Three Months Ended September 30,
	2004	2003
Net earnings (loss) as reported:	$309	$(1,090)

Less: total stock-based compensation determined under the fair value based method for all awards, net of income tax	8	4

Pro forma net earnings (loss)	$301	$(1,094)

Net earnings (loss) per share
Attributable to common shareholders:

Basic:
As reported	$0.04	$(0.22)

Pro forma	$0.04	$(0.22)

Diluted:
As reported	$0.04	$(0.22)

Pro forma	$0.04	$(0.22)

Note 6. – Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 15, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

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

Note 7. – Receivables- net

	September 30, 2004	June 30, 2004
Patient accounts receivable (net of contractual allowances)	$18,932	$18,623
Less allowance for doubtful accounts	(6,803)	(6,397)

Patient accounts receivable, net	12,129	12,226

Other accounts receivable	280	142

Receivables - net	$12,409	$12,368

Net revenues included $159 and $138 for the three months ended September 30, 2004 and 2003, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Long-Term Debt

	September 30, 2004	June 30, 2004
HealthMont Term Note II	2,300	$2,300
HealthMont mortgage I	2,592	2,674
HealthMont mortgage II	1,432	1,466
Capital lease obligations	859	952

	7,183	7,392
Less current maturities	(1,034)	(826)

	$6,149	$6,566

HealthMont Term Note II – On October 3, 2003, SunLink’s new HealthMont subsidiary borrowed the remaining $2,300 under the commitment at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due August 2005 (the “HealthMont Term Notes II”). This note was repaid early on October 15, 2004.

HealthMont Mortgage I – In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $2,926 which bore interest at prime plus 2% and was payable in quarterly principal installments of $83 plus interest, with the remaining unpaid balance of $2,262 due on August 31, 2005. The mortgage was secured by the real and leased property of the HealthMont subsidiary’s Adel, Georgia facility. The agreement required the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage was guaranteed by SunLink. This mortgage was repaid early on October 15, 2004.

HealthMont Mortgage II– In connection with the merger with HealthMont on October 3, 2003, SunLink assumed a mortgage loan of $1,560 which bore interest at prime plus 2% and was payable in quarterly principal installments of $32 plus interest, with the remaining unpaid balance of $1,304 due on August 31, 2005. The mortgage was secured by the real and leased property of the HealthMont subsidiary’s Fulton, Missouri facility. The agreement required the HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This mortgage was guaranteed by SunLink. This mortgage was repaid early on October 15, 2004.

HealthMont Revolving Loan – In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement, which SunLink guaranteed, which had borrowings of $2,807 at the merger date. The loan bore interest of prime plus 1.5% and the agreement would have expired August 31, 2005. As of September 30, 2004, the Company had $1,300 of borrowings outstanding and no unused availability under the HealthMont revolving loan agreement. The HealthMont revolving loan was secured by the personal property of the HealthMont subsidiary. The agreement required SunLink’s HealthMont subsidiary to comply with certain conditions and covenants including financial and operational covenants. This revolving loan was repaid on October 15, 2004.

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the $10,000 term loan were immediately available to the Company as of October 15, 2004. The $5,000 term loan will be available to the Company upon the satisfaction of certain additional conditions and is scheduled to close within 30 days of October 15, 2004. The $10,000 term loan and draws under the $5,000 term loan facility are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would provide for current total borrowing capacity at October 31, 2004 of approximately $23,100. At closing, only the $10,000 term loan was drawn. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the remainder of fiscal year ending June 30, 2005. Borrowing under the $5,000 term loan facility may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility are estimated to be $600. The credit facility is being secured by the grant of a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Current maturities of long-term debt at September 30, 2004 include current maturities of capital leases and $666 of debt related to the HealthMont Term Note II and the HealthMont Mortgages. The HealthMont Term Note II and HealthMont mortgages were due on August 31, 2005 and would have been classified as current maturities at September 30, 2004. However, since these debts were repaid on October 15, 2004 with proceeds of the new SunLink Credit Facility, only amounts due within one year under the terms of the new $10,000 term loan are shown as current maturities.

Note 9. – Income Taxes

Income tax expense of $88 (all state taxes) and $29 (all state taxes) was recorded for the three months ended September 30, 2004 and 2003, respectively. At September 30, 2004, SunLink has provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,021 at September 30, 2004. Based upon management’s assessment, it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company has established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 10. — Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2004	September 30, 2003
Net earnings (loss):	$309	$(1,090)
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	—	(2)

Comprehensive earnings (loss)	$309	$(1,092)

Note 11. - Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (‘KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when Beldray was owned by KRUG UK, covering a portion of Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($170) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2004, included $1,225 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the lease guarantee obligations in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the lease guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiaries, such subsidiaries may be forced into or seek to voluntarily enter into administration or liquidation in the UK.

On November 3, 2004, SunLink received a demand letter with a current claim of $838 from a commercial leasing company demanding payment with respect to the remaining $1,323 of lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. The Company believes it has certain defenses to the claims, but has recorded a reserve of $300 in the quarter ended September 30, 2004 as its estimated liability for the lease payment demand. The reserve relates primarily to claims for one of the former HealthMont facilities not acquired by SunLink. The Company believes the leased assets of this former facility were subsequently sold by the commercial leasing company. The amount of the claims alleged would, if sustained, constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default. Therefore, SunLink sought and obtained a waiver under the SunLink Credit Facility.

As of September 30, 2004, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $3,500 in capital expenditures during the remaining nine months of the fiscal year ending June 30, 2005, primarily for new and replacement equipment.

SunLink is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material adverse effect on the financial position, cash flows or results of operations of SunLink.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at September 30, 2004 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments Due in:
1 year	$6,691	$1,966	$2,579
2 years	331	1,072	892
3 years	130	530
4 years	31	418
5 years		327
More than 5 years		2,563

	$7,183	$6,876	$3,471

At September 30, 2004, SunLink had contracts with 17 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $681 and $607 for the three months ended September 30, 2004 and 2003, respectively. The table above shows the maximum obligations SunLink had at September 30, 2004 for the non-cancelable commitments under physician guarantee contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospitals business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations and capital improvements at existing hospital facilities and for acquisitions;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management and staff personnel for our hospital operations;

•	timeliness of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology; and,

•	increases in prices of materials and services utilized in our hospital operations;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints:

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated averse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	our ability to integrate acquired hospitals and implement our business strategy;

•	other risk factors specific to individual transactions, such as and including those described in the registration statement we filed with respect to the issuance of our common shares in connection with the acquisition of HealthMont, and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-Q. We have not undertaken any obligation to publicly update or revise any forward-looking statements.

Corporate Business Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”), a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute-care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2004, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At September 30, 2004, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts – Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts.

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

In connection with the acquisition of six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts. On June 1, 2004 SunLink sold Mountainside Medical Center, one of the six hospitals, but retained all liabilities and obligations arising from the Company’s operations prior to closing and purchased a 7-year, claims made, extended discovery period (tail) policy for professional liability.

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

We self-insure for workers’ compensation and employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. We accrue an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon management’s review of claims reported, historical loss data and annual actuarial calculations of the liabilities.

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

In connection with the acquisition of HealthMont, SunLink secured a claims made, extended discovery period (tail) policy with respect to HealthMont’s existing directors, officers and employment practices liability insurance policy for a term through August 31, 2005 because SunLink assumed responsibility for existing general and professional liability claims and claims reported after the acquisition date.

Goodwill and Other Intangibles –SunLink accounts for goodwill and intangible assets from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-lived intangible assets, such as certificates of need, are amortized over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink continually evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates.

Stock-Based Compensation - The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting.

Financial Summary

The results of continuing operations shown in the financial summary below are for our U.S. community hospital segment which is composed of five SunLink facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003.

	THREE MONTHS ENDED September 30,
	2004	2003	% Change
Net revenues	$30,457	$21,262	43.3%
Cost of patient service revenues	(29,739)	(21,053)	41.3%

Operating profit	718	209	243.5%

Interest expense	(320)	(946)	(66.2)%
Interest income	13	3	333.3%

Earnings (Loss) from Continuing Operations before Income Taxes	$411	$(734)	NA

Admissions	2,508	1,710	46.7%

Equivalent Admissions	6,305	4,350	44.5%

Surgeries	1,285	687	87.1%

Revenue per Equivalent Admission	$4,831	$4,888	(1.2)%

Equivalent admissions – Equivalent admissions is used by management (and certain investors) as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Net revenues for the quarter ended September 30, 2004 were $30,457 with a total of 6,305 equivalent admissions and revenues per equivalent admission of $4,831 compared to net revenues of $21,262, a total of 4,350 equivalent admissions and revenues per equivalent admission of $4,888 for the quarter ended September 30, 2003. The 43.3% increase in net revenues for the quarter ended September 30, 2004 was due to a 44.5% increase in equivalent admissions, an 87.1% increase in surgeries and the acquisition of the two HealthMont facilities on October 3, 2003. Excluding the two HealthMont facilities, net revenues increased 7.4% resulting from an 8.0% increase in equivalent admissions, a 4.3% increase in admissions and a 52.3% increase in surgeries. The two HealthMont facilities had lower consolidated net revenues per equivalent admission in the first quarter year as their operations are underperforming in comparison to the other SunLink hospitals. Net outpatient service revenues increased $3,824, a 41.7% increase from last year to $12,992 for the three months ended September 30, 2004, but decreased to 42.7% of net revenues from 43.1% last year. The decrease in net outpatient service revenues as a percentage of net revenues resulted from slightly lower outpatient revenues at the two new HealthMont facilities.

In addition to the HealthMont acquisition, we believe upgraded services and facilities and new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the three months ended September 30, 2004 compared to the same period last year. We added 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition) and 3 net new doctors during the three months ended September 30, 2004. During the three months ended September 30, 2004, SunLink spent $681 on physician guarantee and recruiting expenses compared to $607 for the same period last year. We also have expended approximately $2,398 for capital expenditures to upgrade services and facilities since July 1, 2003. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2004	2003
Source
Medicare	45.6%	47.5%
Medicaid	17.9%	16.8%
Self pay	8.5%	7.9%
Commercial Insurance & Other	28.0%	27.8%

	100.0%	100.0%

During the current fiscal year, SunLink has experienced an increase in Medicaid and self-pay revenues as a percent of net revenues and an offsetting decrease in Medicare revenues, due primarily to the patient mix of the two acquired HealthMont hospitals. Net revenues for the three months ended September 30, 2004 include $225 from a state indigent care program.

Cost of patient service revenues, including depreciation, was $29,739 and $21,053 for the three months ended September 30, 2004 and 2003, respectively.

	Cost of Patient Service Revenues As % of Net Revenues Three Months Ended September 30,
	2004	2003
Salaries, wages and benefits	48.1%	47.6%
Provision for bad debts	9.9%	13.5%
Supplies	11.4%	12.0%
Purchased services	5.7%	7.2%
Other operating expenses	17.4%	14.6%
Rent and lease expense	3.1%	2.7%

Salaries, wages and benefits expense increased as a percentage of net revenues for the first quarter due to higher contract labor expense. The provision for bad debts was 9.9% of net revenues in the quarter ended September 30, 2004, a decrease of 3.6% of net revenues from the prior year. The decrease partially resulted from reclassifying approximately $377 of indigent care expense from bad debt expense to reduction of net revenues required by commencement of participation by one hospital in a state’s indigent care program. Without this reclassification, bad debt expense would have been 11.1% of net revenues for the quarter ended September 30, 2004, a decrease of 2.4 percentage points of net revenues in the current year. The remainder of the decrease in the provision for bad debts was due to increased collections at all facilities. One HealthMont facility acquired in October 2003 has a bad debt expense as a percentage of net revenues lower than SunLink’s historical average.

The increase in other operating expenses as a percent of net revenue in the first three months of this year reflects an increase of $778 in insurance expense during the three months ended September 30, 2004 as compared to the prior year period due to higher premium costs and self-insured reserves. The increase in rent expense in the first three months of this year includes $300 of expense for lease guarantees assumed in the HealthMont acquisition for facilities HealthMont owned prior to its acquisition by SunLink.

Depreciation and amortization expense was $634 and $335 for the three months ended September 30, 2004 and 2003, respectively. The increase in the current year was due primarily to the October 3, 2003 acquisition of HealthMont which added two new facilities and approximately $2,398 of capital expenditures in the past 15 months.

Operating profit for the three months ended September 30, 2004 was $718 or 2.4% of net revenues compared to $209 or 0.1% of net revenues for the three months ended September 30, 2003. The increase in operating profit as a percentage of net revenues was attributable primarily to lower bad debt expense.

Interest expense was $320 and $946 for the three months ended September 30, 2004 and 2003, respectively. The decreased interest expense was due to decreased debt primarily resulting from the approximately $27,958 decrease in debt in the year ended June 30, 2004 and the approximately $1,501 decrease in debt for the three months ended September 30, 2004. The reductions in debt resulted primarily from the use of proceeds from the sale of Mountainside in June 2004.

Income tax expense of $88 (all state taxes) and $29 (all state taxes) was recorded for the three months ended September 30, 2004 and 2003, respectively. At September 30, 2004, SunLink has provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,021 at September 30, 2004. Based upon management’s assessment, it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company has established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations of $323 ($0.04 per fully diluted share) in the quarter ended September 30, 2004 compared to a loss from continuing operations of $763 ($0.15 per fully diluted share) in the comparable quarter last year. Increased operating profit and lower interest expense in the current year resulted in the earnings from continuing operations in the current year. Net earnings of $309 ($0.04 per fully diluted share) in the quarter ended September 30, 2004 compared to a net loss of $1,090 ($0.22 per fully diluted share) in the quarter ended September 30, 2003.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represents the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the financial performance of a company, and it is presented to assist analysts and investors in analyzing the operating performance of a company and its ability to service debt. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.

Operating profit for the three months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended September 30,
	2004	2003
SunLink hospitals Ebitda (5 hospitals)	$2,244	$1,104
HealthMont hospitals Ebitda (2 hospitals)	88
Corporate overhead costs	(980)	(560)
Depreciation and amortization	(634)	(335)

Operating profit	$718	$209

The SunLink hospitals include the five existing hospitals acquired in February 2001 and the HealthMont hospitals refer to the two hospitals acquired in October 2003.

Liquidity and Capital Resources

We used $2,373 of cash in operating activities during the three months ended September 30, 2004 compared to $2,319 of cash used during the comparable period last year. The use of cash in the current year resulted primarily from $3,838 of income tax payments related to the gain on the sale of Mountainside in June 2004, offset by cash generated from the $718 operating profit and cash generated from working capital.

We expended $519 for capital improvements at our hospitals during the three months ended September 30, 2004. We believe attractive, up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $3,500 for capital expenditures during the remaining nine months of the fiscal year ending June 30, 2005. The HealthMont revolving loan was paid down by $1,291 during the three months ended September 30, 2004, and repaid in full subsequent to the end of the first quarter.

On October 15, 2004 SunLink entered into a $30,000, five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). The revolving line of credit and the $10,000 term loan are immediately available to the Company for borrowing. The $5,000 term loan will be available to the Company upon the satisfaction of the Company of certain additional conditions and is scheduled to close within 30 days of October 15, 2004. The $10,000 term loan and draws under the term loan are repayable pursuant to a 15-year term amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the SunLink Credit Facility. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings. At closing, only the $10,000 term loan was drawn. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan (HealthMont debt), all of which were payable on August 31, 2005, which used approximately $7,700 of the $10,000 term loan and SunLink expects to use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the fiscal year ending June 30, 2005. The early repayment of the HealthMont debt resulted in losses of approximately $255 from early repayment of debt which will be reported in the quarter ending December 31, 2004. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy a portion of certain obligations with respect to discontinued operations, to fund acquisitions (or a portion thereof) or to reacquire certain Company securities. Costs and fees related to execution of the SunLink Credit Facility are estimated to be $600. The SunLink Credit Facility is collateralized by the grant of a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at September 30, 2004 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments Due in:
1 year	$6,691	$1,966	$2,579
2 years	331	1,072	892
3 years	130	530
4 years	31	418
5 years		327
More than 5 years		2,563

	$7,183	$6,876	$3,471

The Company has $1,300 outstanding of revolving line of credit borrowings which are classified as current liabilities at September 30, 2004.

At September 30, 2004 SunLink had contracts with 17 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $681 and $607 for the three months ended September 30, 2004 and 2003, respectively. The table above shows the maximum obligations SunLink had at September 30, 2004 for the non-cancelable commitments under physician guarantee contracts.

At September 30, 2004, we had outstanding long-term debt of $7,183 of which $6,324 was incurred or assumed in connection with the October 3, 2003 acquisition of HealthMont and $859 was related to capital leases. The debt incurred or assumed in connection with the October 3, 2003 acquisition of HealthMont was repaid in October 2004 by the new SunLink Credit Facility.

SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”) to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004. As previously disclosed, KRUG International U.K. Ltd. (‘KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when Beldray was owned by KRUG UK, covering a portion of Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($170) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2004, included $1,225 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the lease guarantee obligations in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the lease guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiaries, such subsidiaries may be forced into or seek to voluntarily enter into administration or liquidation in the UK.

In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of SunLink, sold its European child safety subsidiary, Klippan Limited (“Klippan”) to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when it was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or made misrepresentations under the 2001 sale agreement. Bradley has denied any liability on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim was made.

On November 3, 2004, SunLink received a demand letter with a current claim of $838 from a commercial leasing company demanding payment with respect to the remaining $1,323 of lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. The Company believes it has certain defenses to the claims, but has recorded a reserve of $300 in the quarter ended September 30, 2004 as its estimated liability for the lease payment demand. The reserve relates primarily to claims for one of the former HealthMont facilities not acquired by SunLink. The Company believes the leased assets of this former facility were subsequently sold by the commercial leasing company. Because the amount of the claims alleged would, if sustained, constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default. Therefore, SunLink sought and obtained a waiver under the SunLink Credit Facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $23,100 at October 31, 2004. At closing on October 15, 2004 and currently, only the $10,000 of availability has been drawn. The current remaining availability of approximately $13,100 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

SunLink is a party to claims and litigation incidental to its business, as to which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material adverse effect on the financial position, cash flows or results of operations of SunLink.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified on or after May 15, 2003 and did not have a material impact on the Company’s financial condition or results of operations.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of whom provide services to SunLink. The Company has paid an aggregate of $234 for legal services to these law firms in the three months ended September 30, 2004. Another director received $3 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our new credit facility completed in October 2004. Borrowings of $7,624 at September 30, 2004 were refinanced by the new credit facility with debt at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $76 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of September 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to September 30, 2004.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 6. EXHIBITS

Exhibits:

10.79	Request for waiver under the Credit Agreement dated November 5, 2004.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Principal Accounting Officer

Dated: November 12, 2004