Form 10-Q
period 2004-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2005-02-09
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of Common Shares, without par value, outstanding as of February 8, 2005 was 7,156,453.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,546	$7,079
Receivables - net	13,106	12,368
Medical supplies	2,296	2,240
Deferred income tax asset	1,021	1,021
Prepaid expenses and other	1,976	1,934

Total Current Assets	21,945	24,642

Property, Plant and Equipment, at cost	40,139	38,952
Less accumulated depreciation and amortization	5,852	4,668

Property, Plant and Equipment - net	34,287	34,284

Goodwill	2,944	2,944
Other assets	1,937	1,282

Total Assets	$61,113	$63,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,213	$6,473
Revolving advances	—	2,591
Third-party payor settlements	6,064	4,396
Current maturities of long-term debt	840	826
Accrued payroll and related taxes	3,395	4,010
Income taxes	323	3,985
Other accrued expenses	6,253	6,424

Total Current Liabilities	22,088	28,705

Long-Term Liabilities:
Long-term debt	9,497	6,566
Noncurrent liability for professional liability risks	2,350	1,548
Noncurrent liabilities of discontinued operations	1,483	1,429

Total Long-term Liabilities	13,330	9,543

Commitments and Contingencies

Shareholders’ Equity:
Common shares, without par value:
Issued and outstanding, 7,156 shares at December 31, 2004 and 7,072 shares at June 30, 2004	3,578	3,536
Additional paid-in capital	7,553	7,400
Common share warrants	—	230
Retained earnings	15,094	14,145
Accumulated other comprehensive loss	(530)	(407)

Total Shareholders’ Equity	25,695	24,904

Total Liabilities and Shareholders’ Equity	$61,113	$63,152

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2004	2003	2004	2003
Net Revenues	$31,291	$30,179	$61,748	$51,441

Cost of Patient Service Revenues:
Salaries, wages and benefits	15,068	14,053	29,724	24,179
Provision for bad debts	3,264	3,148	6,271	6,016
Supplies	3,456	3,419	6,925	5,963
Purchased services	1,860	1,940	3,590	3,460
Other operating expenses	5,085	4,810	10,385	7,906
Rent and lease expense	641	738	1,584	1,302
Depreciation and amortization	589	532	1,223	867

Cost of patient service revenues	29,963	28,640	59,702	49,693

Operating Profit	1,328	1,539	2,046	1,748

Other Income (Expense):
Interest expense	(276)	(1,271)	(596)	(2,217)
Interest income	12	7	25	10
Loss on early repayment of debt	(384)	—	(384)	—

Earnings (Loss) From Continuing Operations before Income Taxes	680	275	1,091	(459)

Income Tax Expense	28	97	116	126

Earnings (Loss) From Continuing Operations	652	178	975	(585)

Earnings (Loss) from Discontinued Operations	37	(296)	23	(623)

Net Earnings (Loss)	$689	$(118)	$998	$(1,208)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.09	$0.03	$0.14	$(0.10)

Diluted	$0.08	$0.03	$0.13	$(0.10)

Net Earnings:
Basic	$0.10	$(0.02)	$0.14	$(0.21)

Diluted	$0.09	$(0.02)	$0.13	$(0.21)

Weighted-Average Common Shares Outstanding:
Basic	7,162	6,338	7,168	5,698

Diluted	7,673	6,717	7,687	5,698

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED December 31,
	2004	2003
Net Cash Provided By (Used In) Operating Activities	$(2,831)	$(711)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(1,192)	(1,718)
Expenditures for property, plant and equipment - discontinued operations		(444)
Cash acquired in HealthMont acquisition	—	95

Net Cash Used in Investing Activities	(1,192)	(2,067)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	25	131
Proceeds from long-term debt	10,000	4,041
Revolving advances, net	(2,591)	2,281
Payments on long-term debt	(6,944)	(670)

Net Cash Provided by (Used in) Financing Activities	490	5,783

Effect of Exchange Rate Changes on Cash	—	1

Net Increase (Decrease) in Cash and Cash Equivalents	(3,533)	3,006

Cash and Cash Equivalents at Beginning of Period	7,079	1,773

Cash and Cash Equivalents at End of Period	$3,546	$4,779

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest, net of amounts capitalized	$489	$864

Income taxes	$3,873	$336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2004

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2004 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the six months ended December 31, 2004, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues of Mountainside	$0	$5,634	$0	$10,889

Earnings (Loss) from discontinued operations:

Mountainside Medical Center:
Earnings (Loss) from operations	$51	$(304)	$51	$(616)

Life sciences and engineering segment:
Earnings (Loss) from operations	(14)	8	(28)	(7)

Earnings (Loss) from discontinued operations	$37	$(296)	$23	$(623)

Mountainside Medical Center –On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000, pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown in Other current assets and Other accrued expenses on the consolidated balance sheet.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six months ended December 31, 2004 and 2003, respectively, were the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	21	28	42	50
Expected return on assets	(14)	(18)	(28)	(32)
Amortization of prior service cost	7	9	14	16

Net pension expense	$14	$19	$28	$34

During the three months ended December 31, 2003, SunLink recognized curtailment losses of $31 for partial plan settlement of pension obligations to vested former employees.

SunLink contributed $89 to the plan in the six months ended December 31, 2004 and expects to contribute an additional $126 through the end of the fiscal year ending June 30, 2005, as required by the Employee Retirement Income Security Act of 1974.

Housewares Segment - SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2004, included $1,297 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiary, SunLink expects KRUG UK to enter into administration or liquidation in the UK.

Child Safety Segment – In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of SunLink, sold its European child safety subsidiary, Klippan Limited (“Klippan”), to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when Klippan was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or misrepresentations under the 2001 sale agreement. Bradley has denied any liability, among other things, on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim was made.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Over the past fifteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. –Acquisition of HealthMont, Inc.

On October 3, 2003, SunLink completed the acquisition of HealthMont, a privately-held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the consolidated results of operations of the Company beginning October 3, 2003. The Company believes that the two HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

The following pro forma statements of earnings for the six months ended December 31, 2003, give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002:

Pro forma Six Months Ended December 31, 2003
Net revenues	$58,769

Net loss	$(3,080)

Net loss per share:
basic	$(0.54)

diluted	$(0.54)

Note 5. – Stock-Based Compensation

SunLink measures compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net earnings (loss) as reported:	$689	$(118)	$998	$(1,208)

Less: total stock-based compensation determined under the fair value based method for all awards, net of income tax	8	5	16	10

Pro forma net earnings (loss)	$681	$(123)	$982	$(1,218)

Net earnings (loss) per share Attributable to common shareholders:

Basic:
As reported	$0.10	$(0.02)	$0.14	$(0.21)

Pro forma	$0.10	$(0.02)	$0.14	$(0.21)

Diluted:
As reported	$0.09	$(0.02)	$0.13	$(0.21)

Pro forma	$0.09	$(0.02)	$0.13	$(0.21)

Note 6. – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29 ‘Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Good, or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and creditability of financial statements. This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The effect of adoption of this standard by the Company on its financial condition or results of operations is being evaluated.

In October 2004, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 04-8, ‘The Effect of Continently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue is effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company should not have a material impact on the Company’s reported diluted earnings per share.

Note 7. – Receivables- net

	December 31, 2004	June 30, 2004
Patient accounts receivable (net of contractual allowances)	$20,053	$18,623
Less allowance for doubtful accounts	(7,527)	(6,397)

Patient accounts receivable, net	12,526	12,226

Other accounts receivable	580	142

Receivables - net	$13,106	$12,368

Net revenues included reductions of $152 and an increase of $21 for the three months ended December 31, 2004 and 2003, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $7 and $159 for the six months ended December 31, 2004 and 2003, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Long-Term Debt

	December 31, 2004	June 30, 2004
SunLink Term Loan A	$9,889
HealthMont Term Note II		$2,300
HealthMont mortgage I		2,674
HealthMont mortgage II		1,466
Capital lease obligations	448	952

	10,337	7,392
Less current maturities	(840)	(826)

	$9,497	$6,566

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2004 of approximately $21,200. As of December 31, 2004, only the SunLink Term Loan A was drawn, of which $9,889 was outstanding. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the remainder of the fiscal year ending June 30, 2005. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $915. The credit facility is being secured by the grant of a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

HealthMont Term Note II – On October 3, 2003, SunLink’s new HealthMont subsidiary borrowed the $2,300 at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due August 2005 (the “HealthMont Term Notes II”). This note was repaid early on October 15, 2004.

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

HealthMont Revolving Loan – In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement, which SunLink guaranteed, which had borrowings of $2,807 at the merger date. The loan bore interest of prime plus 1.5% and the agreement would have expired August 31, 2005. This revolving loan was repaid on October 15, 2004.

Note 9. - Loss on Early Repayment of Debt

In October 2004, the Company repaid, from proceeds of the SunLink Credit Facility, the HealthMont Mortgages I and II (principal amounts of $4,025, due August 2005), the HealthMont Term Note II (principal amount of $2,300, due August 2005) and the HealthMont Revolving Loan ($1,289 outstanding at payment date). The early repayment resulted in a loss on early repayment of debt of $384. This loss is composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of the HealthMont Revolving Loan.

Note 10. – Income Taxes

Income tax expense of $28 (all state taxes) and $97 (all state taxes) was recorded for the three months ended December 31, 2004 and 2003, respectively. Income tax expense of $116 (all state taxes) and $126 (all state taxes) was recorded for the six months ended December 31, 2004 and 2003, respectively. At December 31, 2004, SunLink has provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,021 at December 31, 2004. Based upon management’s assessment, it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company has established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 11. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net earnings (loss):	$689	$(118)	$998	$(1,208)
Other comprehensive income net of tax:
Change in equity due to :
Change in minimum pension liability		111		111
Foreign currency translation adjustments	(123)	(62)	(123)	(64)

Comprehensive earnings (loss)	$566	$(69)	$875	$(1,161)

Note 12. - Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray Limited, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2004, included $1,297 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiary, SunLink expects KRUG UK to enter into administration or liquidation in the UK.

On November 3, 2004, SunLink received a demand letter with a current claim of $838 from a commercial leasing company demanding payment with respect to the remaining $1,323 of lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. SunLink recorded a reserve and expense of $300 for such claim at September 30, 2004. The claim was settled on December 31, 2004 for $602 and resulted in additional expense $21 was recorded in the quarter ended December 31, 2004 Because the amount of the claims alleged could constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default, SunLink sought and obtained a waiver under the SunLink Credit Facility.

As of December 31, 2004, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $2,900 in capital expenditures during the remaining six months of the fiscal year ending June 30, 2005, primarily for new and replacement equipment.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at December 31, 2004 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments Due in:
1 year	$840	$1,743	$2,178
2 years	822	873	600
3 years	781	507
4 years	672	393
5 years	7,222	304
More than 5 years		2,260

	$10,337	$6,080	$2,778

At December 31, 2004, SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $633 and $736 for the three months ended December 31, 2004 and 2003, respectively, and expensed $1,314 and $1,343 for the six months ended December 31, 2004 and 2003, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at December 31, 2004 for the non-cancelable commitments under physician guarantee contracts.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the six months ended December 31, 2004, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At December 31, 2004, there were no material claims or disputes with third-party payors.

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

We record a liability pertaining to pending litigation if it is probable a loss has been incurred and accrue the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we periodically revise our estimated losses as additional facts become known.

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

Stock-Based Compensation - The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting. Effective July 1, 2005, the Company will adopt SFAS No. 123 (revised 2004) “Share-Based Payment” which will require measuring compensation cost for share options using a fair-value-based method for employee stock options issued after and for non-vested employee stock options outstanding at the adoption date..

Financial Summary

The results of continuing operations shown in the financial summary below are for our U.S. community hospital segment which is composed of five SunLink facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003.

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2004	2003	% Change	2004	2003	% Change
Net revenues	$31,291	$30,179	3.7%	$61,748	$51,441	20.0%
Cost of patient service revenues	(29,963)	(28,640)	4.6%	(59,702)	(49,693)	20.1%

Operating profit	1,328	1,539	(13.7)%	2,046	1,748	17.0%

Loss on early debt repayment	(384)	—	N/A	(384)	—	N/A
Interest expense	(276)	(1,271)	78.2%	(596)	(2,217)	73.1%
Interest income	12	7	71.4%	25	10	150.0%

Earnings (Loss) from Continuing Operations before Income Taxes	$680	$275	147.3%	$1,091	$(459)	NA

Admissions	2,479	2,612	(5.1)%	4,987	4,322	15.4%

Equivalent Admissions	6,019	5,898	2.1%	12,324	10,268	20.0%

Surgeries	1,255	1,098	14.3%	2,540	1,806	40.6%

Revenue per Equivalent Admission	$5,199	$5,117	1.6%	$5,010	$5,010	0.0%

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

Results of Operations

Net revenues for the quarter ended December 31, 2004 were $31,291 with a total of 6,019 equivalent admissions and revenues per equivalent admission of $5,199 compared to net revenues of $30,179, a total of 5,898 equivalent admissions and revenues per equivalent admission of $5,117 for the quarter ended December 31, 2003. The 3.7% increase in net revenues for the quarter ended December 31, 2004 was due to a 2.1% increase in equivalent admissions and a 14.3% increase in surgeries. Net outpatient service revenues increased $1,373, an 11.6% increase from last year to $13,235 for the three months ended December 31, 2004 and increased to 42.3% of net revenues from 39.3% last year. Net revenues for the six months ended December 31, 2004 were $61,748 with a total of 12,324 equivalent admissions and revenues per equivalent admission of $5,010 compared to net revenues of $51,441, a total of 10,268 equivalent admissions and revenues per equivalent admission of $5,010 for the six months ended December 31, 2003. The 20.0 % increase in net revenues for the six months ended December 31, 2004 was due to a 20.0% increase in equivalent admissions, a 40.6 % increase in surgeries and the acquisition of the two HealthMont facilities on October 3, 2003. Excluding the two HealthMont facilities, net revenues increased 4.9% resulting from a 3.1% increase in equivalent admissions and a 30.6% increase in surgeries. Net outpatient service revenues increased $5,197, a 24.7% increase from last year to $26,227 for the six months ended December 31, 2004 and increased to 42.4% of net revenues from 40.9% last year. The increase in net outpatient service revenues is due primarily to a 35.3% increase in outpatient surgeries in the six months ended December 31, 2004 compared to the prior year’s six months.

In addition to the HealthMont acquisition, we believe upgraded services and facilities and new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the six months ended December 31, 2004 compared to the same period last year. We added 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition) and 1 net new doctor during the six months ended December 31, 2004. During the six months ended December 31, 2004, SunLink spent $1,314 on physician guarantee and recruiting expenses compared to $1,343 for the same period last year. We also have expended approximately $1,192 for capital expenditures to upgrade services and facilities since July 1, 2004. We continue to seek increased patient volume by further upgrading the services offered by the hospitals, by improving the hospitals’ physical facilities to assist our existing physicians, and, as conditions warrant, by attracting additional physicians to our hospitals. The rate of physician recruiting has decreased this fiscal year relative to prior years as recruited physicians begin to establish and grow their practices. We anticipate that the majority of our recruited physicians in the remainder of the fiscal year will be associated with our HealthMont hospitals.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Source
Medicare	46.0%	45.2%	45.6%	46.9%
Medicaid	17.9%	17.0%	17.8%	17.2%
Self pay	7.3%	7.7%	7.9%	7.9%
Commercial Insurance & Other	28.8%	30.1%	28.7%	28.0%

	100.0%	100.0%	100.0%	100.0%

The increase in net revenues of $1,112 for the three months ended December 31, 2004 was due to increased Medicare and Medicaid net revenues. Self pay and commercial insurance net revenues decreased slightly (0.1%) for the three months ended December 31, 2004 compared to the prior year’s three months. The decrease in Medicare as a percentage of net revenue for the six months ended December 31, 2004 is attributable to lower Medicare net revenues at the HealthMont hospitals, which were only owned for three months last year, compared to the SunLink hospitals Medicare net revenues as a percentage of net revenues.

Net revenues for the three months ended December 31, 2004 and 2003 included $408 and $709 from a state indigent care program, respectively. Net revenues for the six months ended December 31, 2004 and 2003 included $633 and $709 from a state indigent care program, respectively.

Cost of patient service revenues, including depreciation, was $29,963 and $28,640 for the three months ended December 31, 2004 and 2003, respectively and $59,702 and $49,693 for the six months ended December 31, 2004 and 2003, respectively.

	Cost of Patient Service Revenue As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Salaries, wages and benefits	48.2%	46.6%	48.1%	47.0%
Provision for bad debts	10.4%	10.4%	10.2%	11.7%
Supplies	11.0%	11.3%	11.2%	11.6%
Purchased services	5.9%	6.4%	5.8%	6.7%
Other operating expenses	16.3%	15.9%	16.8%	15.4%
Rent and lease expense	2.0%	2.4%	2.6%	2.5%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three and six months ended December 31, 2004 due to higher contract labor expense. The provision for bad debts was 10.4% of net revenues in the quarter ended December 31, 2004, unchanged from the prior year, and 10.2% for the six months ended December 31, 2004, a decrease of 1.5%. For the three months ended December 31, 2004, a reclassification of $428 of indigent care expense from bad debt expense to reduction of net revenues required by commencement of participation by one hospital in a state’s indigent care program resulted in a decrease of 1.2 percentage points of net revenues. Without this reclassification, bad debt as a percentage of net revenues for the second quarter ended December 31, 2004 would have increased from the prior year’s quarter by 1.2% of net revenues. The decrease in the six months ended December 31, 2004 compared to the prior year’s six month results partially resulted from reclassifying approximately $805 of indigent care expense from bad debt expense to reduction of net revenues required by commencement of participation by one hospital in a state’s indigent care program. Without this reclassification, bad debt expense would have been 11.3% of net revenues for the six months ended December 31, 2004, a decrease of 0.4 percentage points of net revenues in the current year. The remainder of the decrease in the provision for bad debts for the current year’s six month results was due to increased collections at all facilities.

The increase in other operating expenses as a percent of net revenue for the quarter and six months of this year reflects an increase of $322 and $1,101 in insurance expense during the three and six months ended December 31, 2004, respectively, as compared to the prior year period due to higher premium costs and self-insured reserves. The increase in rent expense in the first six months of this year includes $321 of expense for lease guarantees assumed in the HealthMont acquisition relating to leased property for facilities HealthMont owned prior to its acquisition by SunLink.

Depreciation and amortization expense increased $57 and $356 for the three and six months ended December 31, 2004, respectively, compared to the comparable prior year periods. The increase in the current year was due primarily to the October 3, 2003 acquisition of HealthMont which added two new facilities, as well as approximately $3,071 of capital expenditures in the past 18 months.

Operating profit for the three months ended December 31, 2004 was $1,328 or 4.2% of net revenues compared to $1,539 or 5.1% of net revenues for the three months ended December 31, 2003. The decrease in operating profit as a percentage of net revenues was attributable to higher contract labor and insurance expense. Higher contract labor cost was primarily attributable to slower replacement of employed nurses at one of the Company’s facilities. Operating profit for the six months ended December 31, 2004 was $2,046 or 3.3% of net revenues compared to $1,748 or 3.4% of net revenues for the six months ended December 31, 2003. The increase in operating profit for the current year’s six months is attributable to the increased net revenues in the current year. The Company seeks to maintain charges for its services which are comparable to charges for services by other providers in its markets. The Company is currently seeking to implement price adjustments in such markets as it believes appropriate. However, there can be no assurance as to when any pricing adjustments may be implemented, if at all, and there likewise can be no assurances that the effect of any such price adjustments will be material or that any such adjustments can be sustained or that any increased revenue generated thereby will not be offset by increased costs in other areas.

Interest expense was $276 and $1,271 for the three months ended December 31, 2004 and 2003, respectively. The decreased interest expense in the current year was due to decreased debt primarily resulting from the approximately $27,958 decrease in debt in the year ended June 30, 2004 (resulting primarily from the use of proceeds from the sale of Mountainside in June 2004) and the repayment of debt totaling $7,614 on October 15, 2004 from the proceeds from the SunLink Credit Facility Term Loan which had a lower interest rate ( 6.2% at December 31, 2004). Interest expense was $596 and $2,217 for the six months ended December 31, 2004 and 2003, respectively.

In October 2004, the Company repaid the HealthMont Mortgages I and II (principal amounts totaling $4,025, due August 2005) the HealthMont Term Note II (principal amount of $2,300, due August 2005) and the HealthMont Revolving Loan ($1,289 outstanding at payment date). The early repayment resulted in a loss on early repayment of debt of $384. This loss is composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of the HealthMont Revolving Loan.

Income tax expense of $28 (all state taxes) and $97 (all state taxes) was recorded for the three months ended December 31, 2004 and 2003, respectively. Income tax expense of $116 (all state taxes) and $126 (all state taxes) was recorded for the six months ended December 31, 2004 and 2003, respectively. At December 31, 2004, SunLink has provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,021 at December 31, 2004. Based upon management’s assessment, it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company has established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations of $652 ($0.08 per fully diluted share) in the quarter ended December 31, 2004 compared to earnings from continuing operations of $178 ($0.03 per fully diluted share) in the comparable quarter last year. Lower interest expense in the current year’s quarter resulted in the increased earnings from continuing operations in the current year. Earnings from continuing operations of $975 ($0.13 per fully diluted share) in the six months ended December 31, 2004 compared to a loss from continuing operations of $585 ($0.10 per fully diluted share) in the comparable period last year. Increased operating profit and lower interest expense in the current year’s quarter resulted in the earnings from continuing operations in the current year. Net earnings of $689 ($0.09 per fully diluted share) in the quarter ended December 31, 2004 compared to a net loss of $118 ($0.02 per fully diluted share) in the quarter ended December 31, 2003. Net earnings of $998 ($0.13 per fully diluted share) in the six months ended December 31, 2004 compared to a net loss of $1,208 ($0.21 per fully diluted share) in the six months ended December 31, 2003. The weight-average common shares used to calculate basic and diluted earnings (loss) per share has increased in the three and six months ended December 31, 2004 as compared to the prior year due to the 1,231 shares issued October 3, 2003 for the HealthMont acquisition and 753 shares purchased from warrant exercises during the period November 2003 to April 2004

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the financial performance of a company, and it is presented to assist analysts and investors in analyzing the operating performance of a company and its ability to service debt. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.

Operating profit for the three and six months ended December 31, 2004 and 2003, respectively, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
SunLink hospitals Ebitda (5 hospitals)	$2,802	$2,984	$5,046	$4,088
HealthMont hospitals Ebitda (2 hospitals)	211	(84)	299	(84)
Corporate overhead costs	(1,096)	(829)	(2,076)	(1,389)
Depreciation and amortization	(589)	(532)	(1,223)	(867)

Operating profit	$1,328	$1,539	$2,046	$1,748

The SunLink hospitals include the five existing hospitals acquired in February 2001 and the HealthMont hospitals refer to the two hospitals acquired in October 2003.

Liquidity and Capital Resources

We used $2,831 of cash in operating activities during the six months ended December 31, 2004 compared to $711 of cash used during the comparable period last year. The use of cash in the current year resulted primarily from $3,873 of income tax payments related to the gain on the sale of Mountainside in June 2004, $915 of capitalized expenses related to the SunLink Credit Facility and cash used for working capital (increased receivables and decreased accounts payable and accrued payroll and related taxes somewhat offset by increased third party payor settlement liabilities and liabilities for professional liability risks), offset by cash generated from our $1,328 operating profit.

We expended $1,192 for capital improvements at our hospitals during the six months ended December 31, 2004. We believe attractive, up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $2,600 for capital expenditures during the remaining six months of the fiscal year ending June 30, 2005.

On October 15, 2004 SunLink entered into a $30,000, five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). The revolving line of credit, the $10,000 term loan and the $5,000 term loan are available to the Company for borrowing. At closing, only the $10,000 term loan was drawn and $9,889 was outstanding at December 31, 2004. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan (HealthMont debt), all of which were payable on August 31, 2005, which used approximately $7,700 of the $10,000 term loan. SunLink expects to use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the fiscal year ending June 30, 2005. The $10,000 term loan and draws under the $5,000 term loan are repayable pursuant to a 15-year term amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the SunLink Credit Facility. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings which would have provided for current total borrowing capacity at December 31, 2004 of approximately $21,200. The early repayment of the HealthMont debt resulted in a loss of $384 from early repayment of debt in the quarter ending December 31, 2004. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy a portion of certain obligations with respect to discontinued operations, to fund acquisitions (or a portion thereof) or to reacquire certain Company securities. Costs and fees related to execution of the SunLink Credit Facility were $915. The SunLink Credit Facility is collateralized by the grant of a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

Contractual Obligations, Commitments and Contingencies

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments Due in:
1 year	$840	$1,743	$2,178
2 years	822	873	600
3 years	781	507
4 years	672	393
5 years	7,222	304
More than 5 years		2,260

	$10,337	$6,080	$2,778

At December 31, 2004, SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $633 and $736 for the three months ended December 31, 2004 and 2003, respectively, and expensed $1,314 and $1,343 for the six months ended December 31, 2004 and 2003, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at December 31, 2004 for the non-cancelable commitments under physician guarantee contracts.

At December 31, 2004, we had outstanding long-term debt of $10,337 of which $9,889 was incurred in connection with the SunLink Credit Facility and $448 was related to capital leases.

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray Limited, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord for such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to KRUG UK’s guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2004, included $1,297 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets, and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim against its inactive UK subsidiary, SunLink expects KRUG UK such to enter into administration or liquidation in the UK.

In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of SunLink, sold its European child safety subsidiary, Klippan Limited (“Klippan”) to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when it was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or misrepresentations under the 2001 sale agreement. Bradley has denied any liability on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim had been made.

On November 3, 2004, SunLink received a demand letter with a current claim of $838 from a commercial leasing company demanding payment with respect to the remaining $1,323 of lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. SunLink recorded a reserve and expense of $300 for such claim at September 30, 2004. The claim was settled on December 31, 2004 through the sale and assignment of the master lease to SunLink for $602, which settlement resulted in additional expense of $21 in the quarter ended December 31, 2004. Because the amount of the claims alleged could constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default, SunLink sought and obtained a waiver under the SunLink Credit Facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $21,200 at December 31, 2004, of which $9,889 was outstanding under a term loan. The current remaining availability of approximately $11,000 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix, and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

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

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring substantial additional expenses in the current and subsequent fiscal years as well as diverting substantial management time to this task. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2006. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

We have incurred limited incremental costs related to compliance with Sarbanes-Oxley during the six months ended December 31, 2004. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the remainder of the fiscal year ended June 30, 2005 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that three different management information systems are in use among our seven hospitals.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29 ‘Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 20053. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18. “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good, or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and creditability of financial statements. This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The effect of adoption of this standard by the Company’s on its financial condition or results of operations is being evaluated.

In October 2004, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 04-8, ‘The Effect of Continently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue is effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company should not have a material impact on the Company’s reported diluted earnings per share.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of whom provide services to SunLink. The Company has paid an aggregate of $249 and $483 for legal services to these law firms in the three and six months ended December 31, 2004, respectively. Another director received $3 during the six months ended December 31, 2004 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our new credit facility completed in October 2004. Borrowings of $9,889 at December 31, 2004 were refinanced by the new credit facility with debt at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $99 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of December 31, 2004 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to December 31, 2004.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2004 and adjourned to November 19, 2004 and November 30, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, three directors, Karen B. Brenner, C. Michael Ford and Howard E. Turner were elected to two year terms expiring at the Annual Meeting of Shareholders in 2006. Two separate proposals to amend and restate the Company’s Code of Regulation, a proposal regarding Number of Directors and Term of Office and a second proposal regarding Advance Notice of Shareholder Nominations, while receiving majorities of votes in favor, did not receive the two-thirds majorities needed for adoption and therefore were not adopted. 6,048,759 votes were voted in favor of electing Ms. Brenner and 456,112 votes were withheld. 6,048,759 votes were voted in favor of electing Mr. Ford and 456,112 votes were withheld. 6,048,669 votes were voted in favor of electing Mr. Turner and 456,202 votes were withheld. The proposal regarding Number of Directors and Term of Office received 4,016,078 votes in favor of adopting the proposal, 121,891 votes against and 57,879 votes abstaining. The proposal regarding Advance Notice of Shareholder Nominations received 3,716,453 votes in favor of adopting the proposal, 456,849 votes against and 25,546 votes abstaining.

ITEM 6. EXHIBITS

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

Dated: February 9, 2005