Form 10-Q
period 2005-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2005-05-06
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of Common Shares, without par value, outstanding as of May 5, 2005 was 7,164,703.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,622	$7,079
Receivables - net	15,197	12,368
Medical supplies	2,288	2,240
Deferred income tax asset	1,279	1,021
Prepaid expenses and other	1,930	1,934

Total Current Assets	24,316	24,642

Property, Plant and Equipment, at cost	41,236	38,952
Less accumulated depreciation and amortization	6,490	4,668

Property, Plant and Equipment - net	34,746	34,284

Goodwill	2,944	2,944
Other assets	1,833	1,282

Total Assets	$63,839	$63,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,438	$6,473
Revolving advances	—	2,591
Third-party payor settlements	4,349	4,396
Current maturities of long-term debt	840	826
Accrued payroll and related taxes	4,615	4,010
Income taxes	307	3,985
Other accrued expenses	6,624	6,424

Total Current Liabilities	22,173	28,705

Long-Term Liabilities:
Long-term debt	9,293	6,566
Noncurrent liability for professional liability risks	2,880	1,548
Noncurrent liabilities of discontinued operations	1,364	1,429

Total Long-term Liabilities	13,537	9,543

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,165 shares at March 31, 2005 and 7,072 shares at June 30, 2004	3,582	3,536
Additional paid-in capital	7,564	7,400
Common share warrants	—	230
Retained earnings	17,534	14,145
Accumulated other comprehensive loss	(551)	(407)

Total Shareholders’ Equity	28,129	24,904

Total Liabilities and Shareholders’ Equity	$63,839	$63,152

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2005	2004	2005	2004
Net Revenues	$33,893	$29,995	$95,641	$81,436

Cost of Patient Service Revenues:
Salaries, wages and benefits	16,179	14,838	45,903	39,017
Provision for bad debts	2,528	2,270	8,799	8,286
Supplies	3,782	3,531	10,707	9,494
Purchased services	1,979	1,795	5,569	5,255
Other operating expenses	5,253	4,668	15,638	12,574
Rent and lease expense	644	696	2,228	1,998
Depreciation and amortization	654	539	1,877	1,406

Cost of patient service revenues	31,019	28,337	90,721	78,030

Operating Profit	2,874	1,658	4,920	3,406

Other Income (Expense):
Interest expense	(253)	(1,199)	(849)	(3,416)
Interest income	8	7	33	17
Loss on early repayment of debt	—	—	(384)	—

Earnings From Continuing Operations before Income Taxes	2,629	466	3,720	7

Income Tax Expense	176	61	292	187

Earnings (Loss) From Continuing Operations	2,453	405	3,428	(180)

Earnings (Loss) from Discontinued Operations	(14)	(76)	9	(699)

Net Earnings (Loss)	$2,439	$329	$3,437	$(879)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.34	$0.06	$0.48	$(0.03)

Diluted	$0.32	$0.06	$0.45	$(0.03)

Net Earnings:
Basic	$0.34	$0.05	$0.48	$(0.15)

Diluted	$0.32	$0.05	$0.45	$(0.15)

Weighted-Average Common Shares Outstanding:
Basic	7,158	6,406	7,165	5,932

Diluted	7,707	6,949	7,693	5,932

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED March 31,
	2005	2004
Net Cash Used In Operating Activities	$(1,350)	$(324)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(2,298)	(774)
Expenditures for property, plant and equipment - discontinued operations	—	(491)
Cash acquired in HealthMont acquisition	—	95

Net Cash Used in Investing Activities	(2,298)	(1,170)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	41	669
Proceeds from long-term debt	10,000	2,300
Revolving advances, net	(2,591)	3,026
Payments on long-term debt	(7,259)	(2,790)

Net Cash Provided by Financing Activities	191	3,205

Effect of Exchange Rate Changes on Cash	—	1

Net Increase (Decrease) in Cash and Cash Equivalents	(3,457)	1,712

Cash and Cash Equivalents at Beginning of Period	7,079	1,773

Cash and Cash Equivalents at End of Period	$3,622	$3,485

Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities - Long-term debt issued as payment-in-kind for interest payable	$—	$1,113

Cash Paid For:
Interest, net of amounts capitalized	$857	$1,401

Income taxes	$4,370	$336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2005

(dollars in thousands, except share and per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2005 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”), a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses consisting primarily of nursing homes located adjacent to certain of its hospitals and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute-care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2005, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues of Mountainside	$0	$5,715	$0	$16,604

Earnings (Loss) from discontinued operations:

Mountainside Medical Center:
Earnings (Loss) from operations	$—	$7	$51	$(609)

Child safety segment:
Loss from operations	—	(65)	—	(65)

Life sciences and engineering segment:
Earnings (Loss) from operations	(14)	(18)	(42)	(25)

Earnings (Loss) from discontinued operations	$(14)	$(76)	$9	$(699)

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000, pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown in Other current assets and Other accrued expenses on the consolidated balance sheet.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine months ended March 31, 2005 and 2004, respectively, were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	21	21	63	62
Expected return on assets	(14)	(13)	(42)	(39)
Amortization of prior service cost	7	10	21	29

Net pension expense	$14	$18	$42	$52

During the nine months ended March 31, 2004, SunLink recognized curtailment losses of $31 for partial plan settlement of pension obligations to vested former employees.

SunLink contributed $490 to the plan in the nine months ended March 31, 2005 and, as determined by the requirements of the Employee Retirement Income Security Act of 1974, does not expect to contribute any additional amounts to the plan through the end of the fiscal year ending June 30, 2005.

Child Safety Segment - In January 2001, SunLink sold its European child safety subsidiary, Klippan Limited. During the three months ended March 31, 2004, SunLink was notified that a tax loss related to Klippan in the United Kingdom in the fiscal year it was sold was reduced and additional tax of $65 was owed. This expense is included in the results of discontinued operations for the three and nine months ended March 31, 2004.

Housewares Segment - SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2005, included $1,229 for a portion of such guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK,, SunLink expects KRUG UK to be wound-up in liquidation in the UK.

Child Safety Segment – In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of SunLink, sold its European child safety subsidiary, Klippan Limited (“Klippan”), to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when Klippan was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or representations under the 2001 sale agreement. Bradley has denied any liability, among other things, on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim was made.

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

The following pro forma statements of earnings for the nine months ended March 31, 2004, give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002:

Pro forma Nine Months Ended March 31, 2004
Net revenues	$88,794

Net loss	$(2,052)

Net loss per share:
Basic	$(0.35)

Diluted	$(0.35)

Note 5. – Stock-Based Compensation

SunLink measures compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings (loss) and net earnings (loss) per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net earnings (loss) as reported:	$2,439	$329	$3,437	$(879)

Less: total stock-based compensation determined under the fair value-based method for all awards, net of income tax	201	5	217	15

Pro forma net earnings (loss)	$2,238	$324	$3,220	$(894)

Net earnings (loss) per share attributable to common shareholders:

Basic:
As reported	$0.34	$0.05	$0.48	$(0.15)

Pro forma	$0.31	$0.05	$0.45	$(0.15)

Diluted:
As reported	$0.32	$0.05	$0.45	$(0.15)

Pro forma	$0.29	$0.05	$0.42	$(0.15)

Note 6. – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and credibility of financial statements. This statement is effective for the Company as of the first interim reporting period of fiscal 2006. The effect of adoption of this standard by the Company on its financial condition and results of operations is being evaluated.

In October 2004, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” Interpretation 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

Note 7. – Receivables- net

	March 31, 2005	June 30, 2004
Patient accounts receivable (net of contractual allowances)	$21,719	$18,623
Less allowance for doubtful accounts	(6,664)	(6,397)

Patient accounts receivable, net	15,055	12,226

Other accounts receivable	142	142

Receivables - net	$15,197	$12,368

Net revenues included increases of $72 and $386 for the three months ended March 31, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $79 and $545 for the nine months ended March 31, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Long-Term Debt

	March 31, 2005	June 30, 2004
SunLink Term Loan A	$9,722	$—
HealthMont Term Note II		2,300
HealthMont mortgage I		2,674
HealthMont mortgage II		1,466
Capital lease obligations	411	952

	10,133	7,392
Less current maturities	(840)	(826)

	$9,293	$6,566

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at March 31, 2005 of approximately $24,400. As of March 31, 2005, only the SunLink Term Loan A was drawn, of which $9,722 was outstanding. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company does not expect to begin using the revolving line of credit during the remainder of the fiscal year ending June 30, 2005. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

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

HealthMont Revolving Loan – In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement which SunLink guaranteed and which had borrowings of $2,807 at the merger date. The loan bore interest of prime plus 1.5% and the agreement would have expired August 31, 2005. This revolving loan was repaid on October 15, 2004.

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

Note 10. – Income Taxes

Income tax expense of $176 ($201 federal taxes and $25 state benefit) and $61 ($20 federal benefit and $81 state taxes) was recorded for the three months ended March 31, 2005 and 2004, respectively. Income tax expense of $292 ($201 federal and $91 state taxes) and $187 ($20 federal benefit and $207 state taxes) was recorded for the nine months ended March 31, 2005 and 2004, respectively. At March 31, 2005, SunLink provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,279. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 11. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net earnings (loss):	$2,439	$329	$3,437	$(879)
Other comprehensive income net of tax:
Change in equity due to :
Change in minimum pension liability				111
Foreign currency translation adjustments	(21)	15	(144)	(49)

Comprehensive earnings (loss)	$2,418	$344	$3,293	$(817)

Note 12. - Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to a group of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2005, included $1,229 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK.

On November 3, 2004, SunLink received a demand letter from a commercial leasing company demanding payment with respect to the remaining lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. The claim was settled on December 31, 2004 for $602 and resulted in additional expense of $321 recorded in the nine months ended March 31, 2005. Because the amount of the claims alleged could constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default, SunLink sought and obtained a waiver under the SunLink Credit Facility.

In April 2005, SunLink was named as one of a number of defendants in an environmental contamination lawsuit in California involving property owned by a company SunLink formerly had a minority ownership interest in. SunLink denies any liability related to the lawsuit and intends to vigorously defend itself against any attempts to impose liability on the Company in connection with this claim.

As of March 31, 2005, SunLink had no material future commitments for capital expenditures. Subject to the availability of internally generated funds and other financing, SunLink expects to spend approximately $1,500 in capital expenditures during the remaining three months of the fiscal year ending June 30, 2005, primarily for new and replacement equipment.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are planning to convert our hospitals to a single management information system upon expiration of our existing software lease and support agreements which have unexpired terms of up to 18 months. This conversion will begin in the fourth fiscal quarter ending June 30, 2005 and is expected to be completed by September 30, 2006. The cost of the software, hardware, installation and training for the new management information systems is estimated to be $3,200, approximately $2,400 of which is expected to be capitalized and amortized over the useful life of the new system.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at March 31, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$840	$1,567	$1,886
2 years	819	687	149
3 years	752	472
4 years	667	368
5 years	7,055	283
More than 5 years		2,200

	$10,133	$5,577	$2,035

At March 31, 2005, SunLink had contracts with 12 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $439 and $620 for the three months ended March 31, 2005 and 2004, respectively, and expensed $1,753 and $1,963 for the nine months ended March 31, 2005 and 2004, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at March 31, 2005 for the non-cancelable commitments under physician guarantee contracts.

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

Corporate Business Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals from HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”), a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to certain of its hospitals and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute-care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2005, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At March 31, 2005, there were no material claims or disputes with third-party payors.

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

In connection with the acquisition of six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts. On June 1,

2004, SunLink sold Mountainside Medical Center, one of the six hospitals, but retained all liabilities and obligations arising from the Company’s operations prior to closing and purchased a 7-year, claims made, extended discovery period (tail) policy for professional liability.

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

Stock-Based Compensation - The Company measures compensation cost for share options issued to employees using the intrinsic value-based method of accounting. Effective July 1, 2005, the Company will adopt SFAS No. 123 (R) “Share-Based Payment” which will require measuring compensation cost for share options using a fair-value-based method for employee stock options issued after and for non-vested employee stock options outstanding at the adoption date.

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 and the two HealthMont facilities acquired October 3, 2003.

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2005	2004	% Change	2005	2004	% Change
Net revenues	$33,893	$29,995	13.0%	$95,641	$81,436	17.4%
Cost of patient service revenues	(31,019)	(28,337)	9.5%	(90,721)	(78,030)	16.3%

Operating profit	2,874	1,658	73.3%	4,920	3,406	44.5%

Loss on early debt repayment	—	—	—	(384)	—	N/A

Interest expense	(253)	(1,199)	(78.9)%	(849)	(3,416)	(75.1)%
Interest income	8	7	14.3%	33	17	94.1%

Earnings from Continuing Operations before Income Taxes	$2,629	$466	464.2%	$3,720	$7	N/A

Admissions	2,923	2,826	3.4%	7,910	7,148	10.7%

Equivalent Admissions	6,738	6,363	5.9%	19,062	16,631	14.6%

Surgeries	1,294	1,158	11.7%	3,834	2,965	29.3%

Revenue per Equivalent Admission	$5,031	$4,714	6.7%	$5,017	$4,897	2.5%

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

Results of Operations

Net revenues for the quarter ended March 31, 2005 were $33,893 with a total of 6,738 equivalent admissions and revenues per equivalent admission of $5,031 compared to net revenues of $29,995, a total of 6,363 equivalent admissions and revenues per equivalent admission of $4,714 for the quarter ended March 31, 2004. The 13.0% increase in net revenues for the quarter ended March 31, 2005 was due to a 5.9% increase in equivalent admissions and an 11.7% increase in surgeries. Net outpatient service revenues increased $3,010, a 26.5% increase from last year to $14,348 for the three months ended March 31, 2005 and increased to 42.3% of net revenues from 37.8% last year. Net revenues for the nine months ended March 31, 2005 were $95,641 with a total of 19,062 equivalent admissions and revenues per equivalent admission of $5,017 compared to net revenues of $81,436, a total of 16,631 equivalent admissions and revenues per equivalent admission of $4,897 for the nine months ended March 31, 2004. The

17.4% increase in net revenues for the nine months ended March 31, 2005 was due to a 14.6% increase in equivalent admissions, a 29.3 % increase in surgeries and the acquisition of the two HealthMont facilities on October 3, 2003. Excluding the two HealthMont facilities, net revenues increased 7.1% resulting from a 4.6% increase in equivalent admissions and a 24.7% increase in surgeries. Net outpatient service revenues increased $8,207, a 25.4% increase from last year to $40,575 for the nine months ended March 31, 2005 and increased to 42.4% of net revenues from 39.8% last year. The increase in net outpatient service revenues is due primarily to a 22.9% increase in outpatient surgeries in the nine months ended March 31, 2005 compared to the prior year’s nine months.

In addition to the HealthMont acquisition, we believe new doctors and, to a lesser degree, upgraded services and facilities contributed to the increase in net revenues, admissions and equivalent admissions for the nine months ended March 31, 2005 compared to the same period last year. We added 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition) and 2 net new doctors during the nine months ended March 31, 2005. During the nine months ended March 31, 2005, SunLink spent $1,753 on physician guarantees and recruiting expenses compared to $1,963 for the same period last year. We also have expended approximately $4,177 for capital expenditures to upgrade services and facilities since July 1, 2003. We continue to seek increased patient volume by further upgrading the services offered by the hospitals, by improving the hospitals’ physical facilities to assist our existing physicians and, as conditions warrant, by attracting additional physicians to our hospitals. The rate of physician recruiting has decreased this fiscal year relative to prior years as recruited physicians establish and grow their practices. We anticipate that the majority of our recruited physicians in the remainder of the fiscal year will be associated with our HealthMont hospitals.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Source
Medicare	47.9%	48.9%	46.4%	47.6%
Medicaid	17.2%	16.7%	17.6%	17.0%
Self pay	7.9%	7.0%	7.8%	7.6%
Commercial Insurance & Other	27.0%	27.4%	28.2%	27.8%

	100.0%	100.0%	100.0%	100.0%

Net revenues increased for all four payor classes for the three months ended March 31, 2005 compared to the comparable quarter last year. The decrease in Medicare as a percentage of net revenue for the nine months ended March 31, 2005 is attributable to lower Medicare net revenues at the HealthMont hospitals, which were only owned for three months last year, compared to the SunLink hospitals’ Medicare net revenues as a percentage of net revenues.

Net revenues for the three months ended March 31, 2005 and 2004 included $391 and $406 from a state indigent care program, respectively. Net revenues for the nine months ended March 31, 2005 and 2004 included $1,024 and $1,115 from a state indigent care program, respectively.

Cost of patient service revenues, including depreciation, was $31,019 and $28,337 for the three months ended March 31, 2005 and 2004, respectively and $90,721 and $78,030 for the nine months ended March 31, 2005 and 2004, respectively.

	Cost of Patient Service Revenue As% of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Salaries, wages and benefits	47.7%	49.5%	48.0%	47.9%
Provision for bad debts	7.5%	7.6%	9.2%	10.2%
Supplies	11.2%	11.8%	11.2%	11.7%
Purchased services	5.8%	6.0%	5.8%	6.5%
Other operating expenses	15.5%	15.6%	16.4%	15.4%
Rent and lease expense	1.9%	2.3%	2.3%	2.5%

Each major classification decreased as a percentage of net revenues during the three months ended March 31, 2005, due to the increased net revenues during the period. Provision for bad debt expense has decreased as a percent of net revenue in the current year due to improved up-front collection methods. The increase in other operating expenses as a percent of net revenue for the nine months of this year reflects an increase in insurance expense during the nine months ended March 31, 2005 as compared to the prior year period due to higher premium costs and self-insured reserves. The decrease in rent and lease expense as a percentage of net revenues in the first nine months of this year was partially offset by $321 of expense for lease guarantees assumed in the HealthMont acquisition relating to leased property at the facilities HealthMont owned prior to its acquisition by SunLink.

Depreciation and amortization expense increased $115 and $471 for the three and nine months ended March 31, 2005, respectively, compared to the comparable prior year periods. The increase in the current year was due primarily to the October 3, 2003 acquisition of HealthMont which added two new facilities, as well as approximately $4,177 of capital expenditures in the past 21 months.

Operating profit for the three months ended March 31, 2005 was $2,874 or 8.5% of net revenues compared to $1,658 or 5.5% of net revenues for the three months ended March 31, 2004. The increase in operating profit as a percentage of net revenues was primarily attributable to higher net revenues. Operating profit for the nine months ended March 31, 2005 was $4,920 or 5.1% of net revenues compared to $3,406 or 4.2% of net revenues for the nine months ended March 31, 2004. The increase in operating profit for the current year’s nine months is attributable to the increased net revenues in the current year. Management believes that the Company’s charges for comparable services may be less than certain of its competitors in certain markets which allow for price adjustments in such markets.

Interest expense was $253 and $1,199 for the three months ended March 31, 2005 and 2004, respectively. The decreased interest expense in the current year was due to decreased debt primarily resulting from the approximately $27,958 decrease in debt in the year ended June 30, 2004 (resulting primarily from the use of proceeds from the sale of Mountainside in June 2004) and the repayment of debt totaling $7,614 on October 15, 2004 from the proceeds of the SunLink Credit Facility Term Loan which had a lower interest rate (6.6% at March 31, 2005). Interest expense was $849 and $3,416 for the nine months ended March 31, 2005 and 2004, respectively.

In October 2004, the Company repaid the HealthMont Mortgages I and II (principal amounts totaling $4,025, due August 2005), the HealthMont Term Note II (principal amount of $2,300, due August 2005) and the HealthMont Revolving Loan ($1,289 outstanding at payment date). The early repayment resulted in a loss on early repayment of debt of $384. This loss is composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of the HealthMont Revolving Loan.

Income tax expense of $176 ($201 federal taxes and $25 state benefit) and $61 ($20 federal benefit and $81 state taxes) was recorded for the three months ended March 31, 2005 and 2004, respectively. Income tax expense of $292 ($201 federal and $91 state taxes) and $187 ($20 federal benefit and $207 state taxes) was recorded for the nine months ended March 31, 2005 and 2004, respectively. At March 31, 2005, SunLink provided a partial valuation allowance of the deferred tax asset so that the net domestic tax assets were $1,279. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which it estimates may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations of $2,453 ($0.32 per fully diluted share) in the quarter ended March 31, 2005 compared to earnings from continuing operations of $405 ($0.06 per fully diluted share) in the comparable quarter last year. Increased operating profit and lower interest expense in the current year’s quarter resulted in the increased earnings from continuing operations in the current year. Earnings from continuing operations of $3,428 ($0.45 per fully diluted share) in the nine months ended March 31, 2005 compared to a loss from continuing operations of $180 ($0.03 per fully diluted share) in the comparable period last year. Increased operating profit and lower interest expense in the current year resulted in the earnings from continuing operations. Net earnings of $2,439 ($0.32 per fully diluted share) in the quarter ended March 31, 2005 compared to net earnings of $329 ($0.05 per fully diluted share) in the quarter ended March 31, 2004. Net earnings of $3,437 ($0.45 per fully diluted share) in the nine months ended March 31, 2005 compared to a net loss of $879 ($0.15 per fully diluted share) in the nine months ended March 31, 2004. The weighted-average common shares used to calculate basic and diluted earnings (loss) per share has increased in the three and nine months ended March 31, 2005 as compared to the prior year due to the 1,231 shares issued October 3, 2003 for the HealthMont acquisition and 753 shares purchased from warrant exercises during the period November 2003 to April 2004.

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

Operating profit for the three and nine months ended March 31, 2005 and 2004, respectively, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
SunLink hospitals Ebitda (5 hospitals)	$3,536	$2,972	$8,582	$7,060
HealthMont hospitals Ebitda (2 hospitals)	1,114	217	1,413	133
Corporate overhead costs	(1,122)	(992)	(3,198)	(2,381)
Depreciation and amortization	(654)	(539)	(1,877)	(1,406)

Operating profit	$2,874	$1,658	$4,920	$3,406

The SunLink hospitals refer to five hospitals acquired in February 2001 and the HealthMont hospitals refer to two hospitals acquired in October 2003.

Liquidity and Capital Resources

We used $1,350 of cash in operating activities during the nine months ended March 31, 2005 compared to $324 of cash used during the comparable period last year. The use of cash in the current year resulted primarily from $4,370 of income tax payments related to the gain on the sale of Mountainside in June 2004, $915 of capitalized expenses related to the SunLink Credit Facility and cash used for working capital (increased receivables and decreased accounts payable and accrued payroll and related taxes somewhat offset by increased accrued payroll and related tax liabilities and liabilities for professional liability risks), offset by cash generated from our $2,874 operating profit. Patient accounts receivable have increased during the nine months ended March 31, 2005 due to slowed Medicaid payments in Georgia and Missouri resulting from those states’ funding difficulties and the overall increase in net patient revenues.

We expended $2,298 for capital improvements at our hospitals during the nine months ended March 31, 2005. We believe attractive and up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we expect to expend approximately $1,500 for capital expenditures during the remaining three months of the fiscal year ending June 30, 2005.

On October 15, 2004, SunLink entered into a $30,000, five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $9,722 was outstanding at March 31, 2005. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan (HealthMont debt), all of which were payable on August 31, 2005, which used approximately $7,700 of the $10,000 term loan. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit for hospital capital projects, equipment purchases and working capital needs. The Company does not expect to begin using the revolving line of credit during the fiscal year ending June 30, 2005. The $10,000 term loan and draws under the $5,000 term loan are repayable pursuant to a 15-year term amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the SunLink Credit Facility. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings which would have provided for current total borrowing capacity at March 31, 2005 of approximately $24,400. The early repayment of the HealthMont debt resulted in a loss of $384 from early repayment of debt in the nine months ended March 31, 2005. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy a portion of certain obligations with respect to discontinued operations, to fund acquisitions (or a portion thereof) or to reacquire certain Company securities. Costs and fees related to execution of the SunLink Credit Facility were $916. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $24,400 at March 31, 2005, of which $9,722 was outstanding under a term loan. The current remaining availability of approximately $14,600 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at March 31, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$840	$1,567	$1,886
2 years	819	687	149
3 years	752	472
4 years	667	368
5 years	7,055	283
More than 5 years		2,200

	$10,133	$5,577	$2,035

At March 31, 2005, SunLink had contracts with 12 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $439 and $620 for the three months ended March 31, 2005 and 2004, respectively, and expensed $1,753 and $1,963 for the nine months ended March 31, 2005 and 2004, respectively, for physician guarantees. The table above shows the maximum obligations SunLink had at March 31, 2005 for non-cancelable commitments under physician guarantee contracts.

In April 2005, SunLink was named as one of a number of defendants in an environmental contamination lawsuit in California involving property owned by a company SunLink formerly had a minority ownership interest in. SunLink denies any liability related to the lawsuit and intends to vigorously defend itself against any attempts to impose liability on the Company in connection with this claim.

At March 31, 2005, we had outstanding long-term debt of $10,133 of which $9,722 was incurred in connection with the SunLink Credit Facility and $411 was related to capital leases.

Discontinued Operations

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, at a time when it owned Beldray Limited, a U.K. manufacturing business (“the Beldray Guarantee”). The Beldray Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2005, included $1,229 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK.

In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of KRUG UK, sold its European child safety subsidiary, Klippan Limited (“Klippan”) to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when it was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or representations under the 2001 sale agreement. Bradley has denied any liability on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim had been made.

On November 3, 2004, SunLink received a demand letter from a commercial leasing company demanding payment with respect to the remaining lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. The claim was settled on December 31, 2004 through the sale and assignment of the master lease to SunLink for $602, which settlement resulted in expense of $321 in the nine months ended March 31, 2005. Because the amount of the claims alleged could constitute material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default, SunLink sought and obtained a waiver under the SunLink Credit Facility.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring substantial additional expenses in the current and subsequent fiscal years as well as diverting substantial time of the Company’s management and Board of Directors to this task. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2007. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

We have incurred incremental costs related to compliance with Sarbanes-Oxley during the nine months ended March 31, 2005. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the remainder of the fiscal year ending June 30, 2005 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that three different management information systems are in use among our seven hospitals.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29”Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18. “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with

Selling, Good or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and creditability of financial statements. This statement is effective for the Company as of the first interim reporting period of fiscal 2006. The effect of adoption of this standard by the Company’s on its financial condition and results of operations is being evaluated.

In October 2004, the FASB ratified the consensuses of Emerging Issues Task Force Issue No.04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In March 2005, the FASB published FASB Interpretation No.47,”Accounting for Conditional Asset Retirement Obligations”. Interpretation 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provide services to SunLink. The Company has paid an aggregate of $92 and $575 for legal services to these law firms in the three and nine months ended March 31, 2005, respectively. Another director received $3 during the nine months ended March 31, 2005 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 2. LEGAL PROCEEDINGS

In April 2005, SunLink Health Systems, Inc. received a copy of a lawsuit captioned Gloria Austin, et. al v. Wyle Laboratories, Inc, et. al, Case No. RIC424607 pending in the Riverside County, California Superior Court. Such lawsuit names Wyle Laboratories, Inc. (“Wyle”) and a variety of other defendants, including SunLink under its former name of KRUG International Corp. (“KRUG”) and two former subsidiaries of KRUG: KRUG Life Sciences, Inc. and Technology/Scientific Services, Inc. The lawsuit on behalf of approximately 85 individual plaintiffs and alleges personal injury, property damage, and other claims related thereto arising out of environmental contamination at a 429 acre former defense and aerospace facility of Wyle located in Norco, California (the “Facility”) which SunLink believes Wyle operated from the late 1950s to 2004. Wyle’s activities are alleged to have resulted in the release of hazardous chemicals into the soil and groundwater on the site, and migration of contaminants from such Facility to adjacent residential areas. Based on published reports, Wyle sold the Facility to a real estate development company in 2003, which is seeking to develop approximately 300 homes on the Facility site.

In 2004, the United States Environmental Protection Agency determined that pollution levels at the former Wyle Facility were sufficient to qualify the site for the U.S. Superfund list, but declined to place the site on such list because clean-up of the site is being overseen by California regulators.

Wyle is paying for testing and cleanup on the site under the supervision of the California Department of Toxic Substance Control. Based on published reports Wyle has agreed with California regulators to locate and clean up all contamination from the site and, at April 2005, had expended approximately $1,000 on environmental remediation and clean-up. Also based on published reports, California environmental officials have stated that their findings show no imminent health danger to the community and minimal long-term health concerns.

Without specific elaboration, plaintiff’s complaint alleges that KRUG “owned and or/operated the Facility.” At no time did KRUG or its former subsidiaries own or operate the Facility or control, or have the ability to control, the operations of Wyle. Furthermore, in a published news report, a spokesperson for Wyle has stated that no leaks of at least two of the identified contaminates—perchlorate and jet fuel—have occurred since 1997.

In March 1998, KRUG sold its KRUG Life Sciences, Inc. and Technology/Scientific Services, Inc. subsidiaries to Wyle in a transaction in which such former subsidiaries were merged into Wyle. In consideration, KRUG received Series A and Series B Preferred Stock of Wyle and approximately $3,000 in cash. As part of the sale, Wyle also assumed approximately $3,300 of the debt of the former subsidiaries. The Wyle Series A Preferred Stock was convertible into common stock of Wyle and voted with the Wyle common stock on an as-converted basis. As a result of the transaction, KRUG owned approximately 38% of the Wyle common stock on an as-converted basis. KRUG also became a party to an amended stockholders agreement entitling it, among other things, to elect two of Wyle’s seven directors and obligating it to vote its shares in favor of the nominees of the other parties to the agreement, which included Wyle’s management and an investment capital firm. In November 1999, KRUG sold the Wyle Series A Preferred Stock back to Wyle for approximately $4,125 in cash and exchanged the Wyle Series B Preferred Stock for preferred stock of LTS Holdings., Inc., a new holding company for Wyle formed as part of a financial recapitalization of Wyle. In November 2001, SunLink sold such LTS preferred stock back to LTS Holdings, Inc. for $850. At such time, KRUG’s two designated directors, each of whom was then a member of SunLink’s board of directors, resigned from the board of directors of Wyle.

SunLink denies that it has any liability whatsoever to the Austin plaintiffs or in connection with any acts or omissions by Wyle and intends to vigorously defend against any attempt to impose liability on SunLink in connection with the plaintiffs’ claims. While the ultimate outcome and materiality of the proceedings cannot presently be determined, in management’s opinion the Austin proceeding will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our new credit facility completed in October 2004. Borrowings of $9,722 at March 31, 2005 were refinanced by the new credit facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $98 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15-d-14) as of March 31, 2005 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to March 31, 2005.

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

Dated: May 6, 2005