Form 10-K
period 2005-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2005-09-16
CIK 96793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Warrants to Purchase Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

At the close of business on September 15, 2005, there were 7,203,703 shares of the registrant’s common shares, without par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2004 of the registrant’s common shares as reported by the American Stock Exchange amounted to $31,290,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 7, 2005, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “seeks to”, “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospital operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs, such as surgery centers or urgent care centers;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable , including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be other additional factors besides those listed herein that also could affect SunLink in an adverse manner.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Annual Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

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

PART I

Item 1.	Business (all dollar amounts in thousands except share, per share and revenue per equivalent admission amounts)

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. Through our subsidiaries, we operate a total of seven community hospitals in four states. We own six and lease one of our hospitals. We also operate and own certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of our hospitals and home health agencies servicing areas around certain of our hospitals. We believe our healthcare operations comprise a single business segment: community hospitals. Our hospitals are general acute care hospitals and have a total of 402 licensed beds. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”) and HealthMont LLC (“HealthMont”).

Our executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we filed with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we filed with the SEC may also be read and copied at or through our website.

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward the operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. On October 5, 2001, we sold all of the capital stock of what was then our wholly-owned United Kingdom housewares subsidiary, Beldray Limited, and we no longer own any operating businesses outside the United States. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal year end from March 31 to June 30. On October 3, 2003, we acquired two additional hospitals though our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA for approximately $40,000.

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

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would be willing to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of groups of or individual hospitals in the future from other for-profit hospital operators seeking to re-align or refocus their portfolios.

Owned and Leased Hospitals

All of our hospitals are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our seven community hospitals:

•	Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute-care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit (“ICU”) and a 33-bed medical/surgical/pediatrics unit. Chestatee is the only hospital in its primary service area of Lumpkin and Dawson Counties.

•	North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia completed construction of a 6,755-square-foot emergency room addition in January 2003 for approximately $1,700. North Georgia is the only hospital in Gilmer County.

•	Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute-care hospital and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Houston, Mississippi, and the primary hospital in Chickasaw County.

•	Chilton Medical Center (“Chilton”), located in Clanton, Chilton County, Alabama, is a 60-licensed-bed, JCAHO accredited, acute-care hospital. It operates a home-health agency. Chilton is the only hospital in Chilton County.

•	Missouri Southern Healthcare (“Missouri Southern”), located in Dexter, Stoddard County, Missouri, is a 50-licensed-bed, acute-care hospital. It includes a four-bed ICU. It is the only hospital in Dexter, Missouri. The lease expires in 2019. It operates a home-health agency.

•	Callaway Community Hospital (“Callaway”), located in Fulton, Callaway County, Missouri, is a 49-licensed-bed, JCAHO accredited, acute-care hospital. It operates a home-health agency. Callaway is the only hospital in Callaway County.

•	Memorial Hospital of Adel (“Adel”), located in Adel, Cook County, Georgia, consists of a JCAHO accredited 60-licensed-bed, acute-care hospital and Memorial Convalescent Center, a 95-bed skilled nursing facility. It operates a home-health agency. Adel is the only hospital in Cook County.

Hospital Operations

Utilization of Local Hospital Management Teams

We believe that the long-term growth potential of our hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and continuously seeks to implement an operating plan designed to improve efficiency and increase revenue including by, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. The quality of the on-site hospital management team is critical to the success of our hospitals. The on-site management team is responsible for implementing the operating plan under the guidance of SunLink’s senior management team. Each hospital management team participates in a performance-based compensation program based upon the achievement of operational, clinical and financial goals set forth in the operating plan.

Each hospital management team is responsible for the day-to-day operations of its hospital. Our corporate staff provides support services, assistance, and advice to each hospital in certain areas, including physician recruiting, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, finance, tax and insurance. Financial controls are maintained through the utilization of standardized policies and procedures and monitoring by corporate staff. Our hospitals have contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment. We promote communication among our hospitals and management teams so that local expertise and improvements can be shared among all of our facilities.

Expansion of Services and Facilities; Maintenance of Emergency Room Operations

We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the out migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements add to each hospital’s quality of care and reputation in the community, reducing out migration and increasing patient referrals and revenue. SunLink seeks to maintain, in each hospital, a quality, patient-friendly emergency department and provides emergency room services in each of our hospitals. We view the emergency room as the facility’s “window to the community” and a critical component of its local service offering.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s currently owned or leased hospitals as of June 30, 2005 for the periods subsequent to their acquisition by SunLink. Mountainside Medical Center operations are not included in this table as it was sold in June 2004.

	Fiscal Years Ended June 30,
	2005	2004	2003
Hospitals owned or leased at end of period	7	7	5
Licensed beds (at end of period)	402	402	293
Beds in service (at end of period)	295	295	249
Admissions	10,566	9,828	6,561
Equivalent Admissions(1)	25,897	22,975	15,580
Average length of stay (days)(2)	3.54	3.65	3.87
Patient days	37,421	35,838	25,419
Adjusted patient days(3)	89,928	82,670	58,575
Occupancy rate (% of licensed beds)(4)	25.50%	26.13%	23.77%
Occupancy rate (% of beds in service)(5)	34.75%	35.83%	27.97%
Net patient service revenues (in thousands)	$128,732	$112,436	$80,742
Net outpatient service revenues (in thousands).	$54,500	$45,152	$36,553
Net revenue per equivalent admissions	$4,971	$4,894	$5,182
Net outpatient service revenues (as a % of net patient service revenues)	42.34%	40.15%	45.27%

(1)	Equivalent admissions is a statistic used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general approximation of combined inpatient and outpatient volume.
(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.
(4)	Percentages are calculated by dividing average daily census by the average number of licensed beds.
(5)	Percentages are calculated by dividing average daily census by the average number of beds in service.

Sources of Revenue

Each SunLink hospital receives payments for patient care from Federal Medicare programs for older and disabled patients, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth the percentage of the patient days from various payors in SunLink’s owned or leased hospitals for the periods indicated.

	Fiscal Years Ended June 30,
	2005	2004	2003
Source
Medicare	68.2%	70.9%	74.3%
Medicaid	11.2%	10.3%	9.1%
Private and other sources	20.6%	18.8%	16.6%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s owned or leased hospitals.

	Fiscal Years Ended June 30,
	2005	2004	2003
Source
Medicare	46.3%	47.3%	49.3%
Medicaid	17.2%	16.9%	14.6%
Private and other sources	36.5%	35.8%	36.1%

Total	100.0%	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of patient revenues attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis as well as from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. During the fiscal year ended June 30, 2005, SunLink has experienced a decrease in Medicare as a percentage of net revenues and an increase in Medicaid and in Private and other source revenues due primarily due to increased managed care patients and increased outpatient revenues.

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. See Item 1 Business—Government Reimbursement Programs—Medicare/Medicaid Reimbursement.

We operate in a single business segment: community hospitals. Additional financial information about our Company with respect to measurements of profit, loss and total assets is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data.”

Management Information Systems

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are planning to convert our hospitals to a single management information system upon expiration of our existing software lease and support agreements which have unexpired terms of up to 9 months. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006.

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

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-seven years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Competition

Among the factors which we believe influence patient selection among hospitals in our markets are:

•	The appearance and functionality of the healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Although our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities, since they are the primary provider of healthcare services in their respective communities, our hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which (particularly large urban hospitals) offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as for-profit hospitals operating in the service area, likely have greater access to financial resources than do SunLink hospitals.

Managed Care and Efforts to Control Healthcare Costs

Each SunLink hospital is affected by its ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Management believes that, on an industry basis, managed care contracts generally are less important in the exurban markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in rural and exurban communities are covered by managed care or other reimbursement programs which pay less than established charges for hospital services.

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients and adjusting to a general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally is designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in facilities, equipment, personnel, rates and/or services in the future.

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

Acquisition Strategy

Our business strategy is primarily focused on improving the profitability of our existing hospitals. However, we actively seek to supplement internal growth through acquisitions. Accordingly, we continue to evaluate hospitals which are for sale, evaluate certain hospitals which we anticipate will become for sale and monitor selected hospitals which we believe might become available for purchase. We face competition for acquisitions primarily from for-profit hospital management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urban acute-care hospitals could have an adverse impact on our ability to acquire such hospitals on favorable terms.

In recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe may have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals (known as Conversion Legislation). Although the level of interest varies from state to state, the trend is to require increased governmental review, and, in some cases, approval of transactions involving a not-for-profit corporation selling a healthcare facility.

The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of groups of or individual hospitals in the future from other for-profit hospital operators seeking to re-align the focus of their portfolios.

Government Reimbursement Programs

A significant portion of SunLink’s net revenues is dependent upon reimbursement from Medicare and Medicaid. Although the Federal government generally reviews payment rates under its various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year periods of the Federal government which currently begins on October 1 and ends on September 30 of each year.

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group (“DRG”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices. Prior to July 1, 2005 long-term care psychiatric units within hospitals were exempt from the prospective payment system, and were reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps. Beginning on July 1, 2005 and for three years thereafter these units will be partially reimbursed based on a prospective payment system based on patient acuity with the remaining portion of the payment continuing to be reimbursed based on a cost based system. The transition period for the implementation of this new prospective system is 25% for the year ending June 30, 2006, 50% in 2007 and 75% in 2008. Beginning on July 1, 2008 long-term care psychiatric units will be fully reimbursed based on the federal inpatient psychiatric prospective payment rate.

DRG rates are usually adjusted by an update factor each Federal fiscal year. The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the Centers for Medicare and Medicaid Services (“CMS”) market basket index, reduced by congressionally mandated reduction factors.

DRG rate increases were 1.5%, 2.1%, 0.4%, 3.4% and 3.3% for Federal fiscal years 2001, 2002, 2003, 2004 and 2005, respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index less reduction factors of 1.8% in 2000 and 1.1% in each of 2001 and 2002. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. For Federal fiscal year 2004, hospitals received the full market basket rate increase. BIPA also made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

•	the lowering of the threshold by which hospitals qualify as rural disproportionate share hospitals;

•	a decrease in reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments;

•	an increase in inpatient payments to hospitals;

•	an increase in certain Medicare payments to certain psychiatric hospitals and units;

•	an increase in Medicare reimbursement for bad debts;

•	capping Medicare beneficiary ambulatory service co-payment amounts; and

•	an increase in the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered on and after April 1, 2001 (which increase includes items such as current cancer therapy drugs, biologicals, and certain medical devices).

In November 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). MMA requires hospitals to report specified quality data in order to receive full market basket rate increase on DRGs. Hospitals that do not report this information will receive the market basket percentage increase less 0.4 percentage points. All of SunLink’s hospitals are currently reporting the quality data and therefore receiving the full market basket rate increase.

MMA made a number of significant changes to the Medicare program, including a number of provisions designed to help strengthen and preserve access to medical care in rural areas by providing higher Medicare payments to small rural hospitals. In addition to a highly publicized prescription drug benefit that is intended to provide direct relief to Medicare beneficiaries, MMA provides a number of direct benefits to hospitals, including, but not limited to:

•	incorporation of the permanent single base payment—or standardized amount—for hospitals, resulting in increased payments for hospitals located in rural and small urban areas.

•	a permanent increase in the base payment rate for rural and small urban hospitals of 1.6% up to the large urban payment rate;

•	an increase in the cap on disproportionate share payments for rural and small urban hospitals, which, as of April 1, 2004, was increased to 12.0% of total inpatient payments;

•	extension until January 1, 2006 of the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the MMA, (these payment provisions, which were set to expire at the end of 2004, are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000); and

•	establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of MMA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each

APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2002, 2003, 2004 and 2005, the update factor was 2.3%, 3.7%, 4.5% and 3.3%, respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between April 1, 2001 and September 30, 2001 the disproportionate share payment was 5.19%, from October 1, 2001 through September 30, 2002 the effective disproportionate share payment was 5.09%, from October 1, 2002 through March 31, 2004 the effective rate was 5.25% and since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2005. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2002, 2003, 2004 and 2005.

Medicaid

Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

In the recent past the various states in which Sunlink operates hospitals initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions have been triggered by an increased effort by Center for Medicare and Medicaid Services (CMS) to decrease the federal share of payments for Medicaid beneficiaries as well as by the significant increases in program utilization resulting from increased enrollment and from budgetary cuts facing states where Sunlink operates. In particular, two states where SunLink operates five hospitals (Georgia and Missouri) have begun initiatives to decrease the Medicaid funds paid to providers.

Georgia—Currently the state of Georgia reimburses Medicaid providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospitals’ capital cost allotment. Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population. Currently the state of Georgia is in the process of implementing a Medicaid HMO and awarding contracts to private companies for the management and processing of Medicaid claims. The intent of the Medicaid HMO program (which goes into effect beginning in January 2006) is to curtail utilization and save the state of Georgia an anticipated $60,000 in the fiscal year ending June 30, 2006 and $ 200,000 in subsequent fiscal years. The effect of implementing a state-wide HMO program is intended to reduce rates paid to hospitals and/or to restrict it to certain hospitals. In addition to any rate reductions, if any SunLink hospital is unable or unwilling to participate in the Medicaid HMO program it may face a decline in net patient service revenues.

Missouri—Currently the state of Missouri reimburses for Medicaid inpatient services via a hospital specific per diem rate without any consideration being given to patient acuity. Outpatient services are reimbursed based on a prospective system calculated based on a cost to charge ratio for previous cost reporting periods. While the state of Missouri currently does not have any pending legislation to change the current operating reimbursement methodologies, it has assembled a special legislative commission that has been charged to “transform” the current Medicaid system. As part of the transformation, the commission will rename the existing Missouri Medicaid program. The new name should signal the start of a new healthcare system that strives to provide access to quality healthcare for Missourians with the “greatest needs.” A primary focus of the Commission also is to reduce the current approximately $5,000,000 being appropriated by the Missouri healthcare program which represents 28% of Missouri’s total state governmental expenditures. It is the goal of the Committee to report its findings and recommendations to the Missouri legislature and governor by January 1, 2006.

Government Reimbursement Program Administration and Adjustments

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to SunLink under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers also have rights of appeal and it is common to contest issues raised in audits of prior years’ cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our consolidated results of operations or financial position. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

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

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review,” have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of a patient’s admission and course of treatment by a third party, is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Certificate of Need Requirements

A number of states require approval for the purchase, construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need (“CON”), which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have CON laws. The states periodically review, modify and revise their CON laws and related regulations.

In addition, future hospital acquisitions may occur in states that require certificates of need. SunLink is unable to predict whether its hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses.

Future hospital acquisitions may occur in states that do not require certificates of need or which have less stringent CON requirements than states in which SunLink currently operates hospitals. Any hospital operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors.

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

•	making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;

•	paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or

•	failing to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise failing to properly treat and transfer emergency patients.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expands the categories of persons that may be excluded from participation in federal and state healthcare programs.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare or other Federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“HHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. HIPAA, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program.

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

The Federal False Claims Act and Similar State Laws

A significant factor affecting the healthcare industry today is the use of the Federal False Claims Act, 31 U.S.C. § § 3729 et. seq., and, in particular, actions brought by individuals on behalf of the United States under the “qui tam” or whistleblower provisions of the False Claims Act. Whistleblower provisions allow private individuals to bring actions on behalf of the United States alleging that the defendant has defrauded the Federal Government.

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

Emergency Medical Treatment and Active Labor Act.

All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”) This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents himself to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

On September 9, 2003, CMS published a final rule which became effective November 10, 2003, clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

CMS’ rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. CMS also did not directly address a number of issues, including whether EMTALA applies to direct admissions, individuals who come to a hospital pursuant to a physician’s orders for a routine procedure, individuals who present themselves at a hospital’s psychiatric department or delivery/labor department, and whether screening requirements apply to patients transferred from other facilities. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether we will be able to comply with any new requirements.

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

Utilization Review Compliance and Hospital Governance

SunLink’s healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility: are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members: and are reviewed by SunLink’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

HIPAA Transaction, Privacy and Security Requirements.

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that required us to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

A violation of the HIPAA regulations could result in civil money penalties of $1 per incident, up to a maximum of $25 per person per year per standard. HIPAA also provides for criminal penalties of up to $50 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100 and five years in prison for obtaining protected health information under false pretenses and up to $250 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

HIPAA Privacy Regulations

HIPAA provided that if Congress did not pass comprehensive health privacy legislation, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information. Congress did not pass such legislation and HHS ultimately published final privacy regulations in 2000. The final privacy rule regulations contained technical corrections and additional clarifications designed to ensure that protections for patient privacy were implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. The regulations became effective in April 2001 and compliance was required by April 2003. In 2002, HHS published modifications to the privacy rule regulation. The regulations increase consumers control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all health care clearinghouses and health care providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our facilities. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

The HIPAA privacy regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations and standards. Under the direction of SunLink’s Vice President, Technical and Compliance, and in conjunction with a private HIPAA consultant and HIPAA coordinators at each facility, individually tailored policies and procedures were developed and implemented and HIPAA privacy educational programs were presented to all employees and physicians at each facility prior to the compliance deadline. We believe we are in compliance with current HIPAA privacy regulations.

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require healthcare facilities to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, health care payment and remittance advise and health claim status.

In 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. When fully implemented, the uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. Compliance with these standards was required by October 2003. We believe that SunLink was fully compliant with the regulations and standards by the compliance date. We are implementing a new management information system at our facilities and at our corporate headquarters and we expect that such system will comply with HIPAA electronic data regulations and standards. Although implementing the new management information system will involve significant cost, we do not believe the cost of implementing systems and procedures to comply with such regulations will have a material impact on our financial condition or results of operations.

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA also required the implementation of a series of security standards for the protection of electronic health information. The final rule adopting HIPAA standards for the security of electronic health information was published in the Federal Register on February 20, 2003 and required compliance by April 20, 2005. This final rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications.

Under the direction of SunLink’s Vice President, Technical and Compliance and in conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, security assessments were performed, individually tailored plans to apply required or addressable solutions were implemented and a set of security policies and procedures were implemented. In addition, an individually tailored comprehensive disaster contingency plan was developed and adopted by each facility and a HIPAA security training program presented to all applicable personnel. SunLink believes it is in full compliance with all aspects of the HIPAA security regulations and standards that are currently effective. We anticipate that in implementing our new management information system we will not incur separate material costs to continue to comply with the HIPAA security standards.

HIPAA National Provider Identifier

HIPAA also requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. Healthcare providers could begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the employer identification number as the standard unique health identifier for employers. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time.

Conversion Legislation.

Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition. There can be no assurance that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire additional hospitals or increase our acquisition costs.

Professional Liability

As part of our business, we are subject to claims of liability for events occurring in the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts, which are commercially available, that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect.

In connection with the acquisition of our initial six community hospitals, SunLink assumed responsibility for general and professional liability claims reported after February 1, 2001 (our acquisition date of such hospitals), and the previous owner retained responsibility for all known and filed claims. We have purchased claims-made commercial insurance (with a substantial self-insured retention) for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. In June 2004, SunLink sold Mountainside Medical Center, one of our initial six hospitals, but retained all liabilities and obligations arising from Mountainside’s operations prior to the date of such sale and purchased a 7 year, claims-made, extended discovery period (tail) policy for potential professional liability claims relating to Mountainside.

In connection with the acquisition of HealthMont, SunLink secured a claims-made, extended discovery period (tail) policy for HealthMont’s existing directors, officers and employment practices liability insurance policies for a term through August 31, 2005 because SunLink assumed responsibility for existing general and professional liability claims and claims reported after the acquisition date.

Discontinued Operations and Related Contingent Obligations

Over the past sixteen years we have discontinued operations carried on by our former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with our insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of the Company.

Beldray Limited

SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to two of Beldray’s managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee, (“the Beldray Lease Guarantee”) at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

Employee and Labor Relations

As of June 30, 2005, SunLink employed 1,170 full-time and 385 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 15, 2005, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	56
Joseph T. Morris	Chief Financial Officer	57
Harry R. Alvis	Chief Operating Officer	60
Jerome D. Orth	Vice President, Technical and Compliance Services	57
Mark J. Stockslager	Corporate Controller and Principal Accounting Officer	46

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

Joseph T. Morris has been Chief Financial Officer of SunLink Health Systems, Inc. since September 1, 2002 and President and Chief Financial Officer of SunLink Healthcare LLC. since February 1, 2001. Mr. Morris provided turn-around operational and financial consulting services for several healthcare companies, including Cambio Health Solutions and New American Healthcare Corporation, from June 1999 through January 2001. From January 1997 through May 1999, Mr. Morris was Executive Vice President and Chief Financial Officer of ValueMark HealthCare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From August 1993 through December 1996, Mr. Morris was President of Affiliated Health Management, Inc., and from February 1990 to July 1993, was Senior Vice President, Hospital Financial Operations, for Hallmark Healthcare Corporation.

Harry R. Alvis has been Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002 and Senior Vice President of Operations of SunLink Healthcare LLC. since February 1, 2001. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi, a healthcare facility owned by Quorum Health Group, Inc. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. Mr. Alvis’ previous assignment was in Mayfield, Kentucky as the Chief Executive Officer at Pinelake Medical Center from November 1987 through August 1995, which was a healthcare facility, owned during such time by HealthTrust, Inc. and later acquired by Columbia Healthcare, Inc.

Jerome D. Orth has been Vice President, Technical & Compliance Services for the Company since February 1, 2001. From January 1995 through January 2001, Mr. Orth was Vice President of Hospital Financial Operations for ValueMark Healthcare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From February 1987 through October 1994, Mr. Orth held various positions with Hallmark Healthcare Corporation, including Executive Director, Hospital Financial Management and Executive Director, Management Information Systems. Prior to 1987, Mr. Orth spent 12 years in various accounting, third party reimbursement and management positions with Hospital Corporation of America.

Mark J. Stockslager has been SunLink’s Principal Accounting Officer since March 11, 1998 and its Corporate Controller since November 6, 1996. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased
Other
Corporate Offices(2)	Atlanta, GA	N/A	June 1, 1998	Leased
Medical Office Building	Jasper, GA	N/A	February 1, 2001	Owned

(1)	The lease expires in March, 2019.
(2)	Lease of approximately 6,100 square feet of office space for corporate staff. The lease expires in September 2009.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common stock is listed on the American Stock Exchange. SunLink’s ticker symbol is “SSY”. SunLink also has publicly traded warrants which trade in the over-the-counter market under the symbol “SSYMW”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the American Stock Exchange.

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2005 (July 1, 2004—June 30, 2005)
Fourth Quarter	$9.70	$6.05
Third Quarter	7.13	5.33
Second Quarter	5.55	5.10
First Quarter	6.23	5.25
Fiscal 2004 (July 1, 2003—June 30, 2004)
Fourth Quarter	5.95	5.10
Third Quarter	4.15	2.59
Second Quarter	3.37	2.55
First Quarter	$3.10	$2.35

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

Holders

As of June 30, 2005 there were approximately 697 registered holders of SunLink common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2005 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1995 Incentive Stock Options Plan	10,000	$3.99	0
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	744,400	$2.44	35,550

	836,900	$2.44	35,550

Equity compensation plans not approved by security holders:
None	0	0	0

Total	836,900	$2.44	35,550

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal year ended March 31, 2001, the three-month transition period ended June 30, 2001 and the fiscal years ended June 30, 2002, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisitions and dispositions of certain businesses during the period April 1, 2000 through June 30, 2005, including the acquisition of our initial community hospitals, acquisition of our two HealthMont hospitals and the disposition of Mountainside Medical Center. In connection with the acquisition of our current business, we changed our fiscal year end from March 31 to June 30, beginning with the transition period ended June 30, 2001. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	As of and for the
	Fiscal Year Ended March 31, 2001	Three Month Transition Period Ended June 30, 2001	Fiscal Year Ended June 30,
			2002	2003	2004	2005
Net revenues(a)	$13,639	$20,527	$69,567	$80,742	$112,436	$128,732
Earnings (loss) from continuing operations	(881)	(319)	(2,080)	1,560	(1,267)	4,383
Net earnings (loss)	478	(4,316)	833	553	13,425	4,540
Earnings (loss) per share from continuing operations:
Basic	(0.18)	(0.06)	(0.42)	0.31	(0.20)	0.61
Diluted	(0.18)	(0.06)	(0.42)	0.29	(0.20)	0.57
Net earnings (loss) per share:
Basic	0.10	(0.87)	0.17	0.11	2.15	0.63
Diluted	0.10	(0.87)	0.17	0.10	2.15	0.59
Total assets	47,458	43,842	48,571	59,453	63,152	65,440
Long-term debt, including current maturities	19,916	20,406	24,221	25,518	7,392	10,042
Shareholders’ equity	$9,631	$5,307	$5,955	$6,473	$24,904	$29,301

(a)	All of SunLink’s net revenues relate to its sole business segment, U.S. community hospitals, whose operations commenced with SunLink’s acquisition of six hospitals on February 1, 2001. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date for such hospitals. The operations of SunLink’s other former business segments which were operated during the periods presented (the U.K. housewares, child safety products, leisure marine segments, U.S. life sciences and engineering segments and Mountainside Medical Center) have been reported as discontinued operations and, therefore, have been excluded from the selected financial data of continuing operations presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospital operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable , including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Risk Factors Relating to an Investment in SunLink

In addition to other information contained in this Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

SunLink has a limited operating history in the community hospital business and a limited history of profitability.

Prior to February 1, 2001, SunLink operated in different business segments. While SunLink had income from continuing operations of $4,383 for the fiscal year ended June 30, 2005 and $1,560 for the fiscal year ended June 30, 2003, SunLink had a loss from continuing operations of $1,267 for the fiscal year ended June 30, 2004, a loss from continuing operations of $2,080 for the fiscal year ended June 30, 2002, a loss of $319 for the three month transitional period ended June 30, 2001, a loss from continuing operations of $881 for the fiscal year ended March 31, 2001, and a loss from continuing operations of $937 for the fiscal year ended March 31, 2000. SunLink may experience operating losses from continuing operations in the future.

SunLink’s growth strategy depends in part on making successful acquisitions via mergers or otherwise which may expose SunLink to new liabilities.

As part of its growth strategy, SunLink will seek further growth through acquisitions, via mergers or otherwise, of community hospitals to stay competitive with its increasingly larger competitors or to enhance its position in its core areas of operation. This strategy entails risks that could negatively affect SunLink’s results of operations or financial condition. These risks include:

•	unidentified liabilities of the companies SunLink may acquire or merge with;

•	the possible inability to successfully integrate and manage acquired operations and personnel;

•	the potential failure to achieve the economies of scale or synergies sought; and

•	the diversion of management’s attention away from other ongoing business concerns.

Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although SunLink has policies which require acquired facilities to implement SunLink compliance standards, and generally will seek indemnification from prospective sellers covering these matters, SunLink may become liable for past activities of acquired businesses.

Significant capital investments may be required to achieve SunLink’s operational and growth plans, which may affect SunLink’s competitive position, reduce earnings, and negatively affect the value of your SunLink common stock.

SunLink’s growth plans require significant capital investments. Significant capital investments are required for on-going and planned capital improvements at existing hospitals and may be required in connection with future capital projects either in connection with existing properties or future acquired properties. SunLink’s ability to make capital investments depends on numerous factors such as the availability of funds from operations and its credit facility and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity may be dilutive to shareholders. The failure to obtain funds necessary for the realization of SunLink’s growth plans could prevent SunLink from realizing its growth strategy and, in particular, could force SunLink to forego acquisition opportunities that may arise in the future. This could, in turn, have a negative impact on SunLink’s competitive position.

One element of SunLink’s business strategy is expansion through the selective acquisitions of community hospitals in selected markets. The competition to acquire hospitals in the markets that SunLink targets is significant, and SunLink may not be able to make suitable acquisitions on terms favorable to it if other health care companies, including those with greater financial resources, are competing for the same businesses. In order to make future acquisitions SunLink may be required to incur or assume additional indebtedness. SunLink may not be able to obtain financing, if necessary, for any acquisitions that it might desire to make or it might be required to borrow at higher rates and on less favorable terms than its competitors.

Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit corporations. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific legislation governing these transactions may exercise authority based upon charitable trust and other existing law. The increased legal and regulatory review of these transactions involving the change of control of not-for-profit entities may increase the costs required, or limit SunLink’s ability, to acquire not-for-profit hospitals.

SunLink’s success depends on its ability to maintain good relationships with the physicians at its hospitals and, if SunLink is unable to successfully maintain good relationships with physicians, admissions at SunLink hospitals may decrease and SunLink’s operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, SunLink’s success is, in part, dependent upon the number and quality of physicians on the medical staffs of its hospitals, the admissions and referrals practices of the physicians at its hospitals, and its ability to maintain good relations with its physicians. Physicians at SunLink hospitals are generally not employees of the hospitals at which they practice and, in many of the markets that SunLink serves, most physicians have admitting privileges at other hospitals in addition to SunLink’s hospitals. If SunLink is unable to successfully maintain good relationships with physicians, admissions at SunLink hospitals may decrease and SunLink’s operating performance could decline.

SunLink depends heavily on its senior and local management personnel, and the loss of the services of one or more of SunLink’s key senior management personnel or SunLink’s key local management personnel could weaken SunLink’s management team and its ability to deliver health care services.

SunLink has been, and will continue to be, dependent upon the services and management experience of its executive officers. If any of SunLink’s executive officers were to resign their positions or otherwise be unable to serve, SunLink’s management could be weakened and operating results could be adversely affected. In addition, SunLink’s success depends on its ability to attract and retain managers at its hospitals and related facilities, on the ability of hospital-based officers and key employees to manage growth successfully, and on their ability to attract and retain skilled employees. SunLink has not had any material difficulties in attracting senior or local management and, to its knowledge, no key personnel intend to retire or terminate their employment with SunLink in the near future; however, if SunLink is unable to attract and retain affective local management, SunLink’s operating performance could decline.

SunLink’s success depends on its ability to attract and retain qualified health care professionals, and a shortage of qualified health care professionals in certain markets could weaken our ability to deliver health care services.

In addition to the physicians and management personnel whom SunLink employs, SunLink’s operations are dependent on the efforts, ability, and experience of other health care professionals, such as nurses, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other health care professionals are generally employees of each individual SunLink hospital. SunLink’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified health care professionals could cause SunLink’s operating performance to decline. While SunLink has experienced occasional delays in the hiring of nurses, pharmacists, certain medical technicians and other healthcare professionals, or in obtaining healthcare professionals with the optimum level of experience or training desired, the material shortages that certain healthcare providers have faced in some markets, particularly in urban areas, to date have not been present in the community hospital markets served by SunLink. Accordingly, SunLink, as yet, has not had material difficulty in attracting required healthcare professionals.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments, and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 79% of its patient days and 63% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2005. Previous legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future health care legislation or other changes in the administration or interpretation of governmental health care programs may have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects.

Revenue and profitability may be constrained by future cost containment initiatives undertaken by purchasers of health care services if SunLink is unable to contain costs.

SunLink derived approximately 36% of its net patient revenues for the fiscal year ended June 30, 2005 from private payors and other non-governmental sources who contributed approximately 21% of SunLink’s patient days. SunLink’s hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of health care, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor health care expenditures in order to contain health care costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of SunLink’s admissions, resulting in reduced hospital revenue growth nationwide. In addition, private payers increasingly are attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If SunLink is unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of its operations and cash flow will be adversely affected.

SunLink’s revenues are heavily concentrated in Georgia which will make SunLink particularly sensitive to economic and other changes in the state of Georgia.

For the fiscal year ended June 30, 2005, our three Georgia hospitals generated approximately 49% of revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

SunLink faces intense competition from other hospitals and health care providers which directly affect our revenues, profitability and market share.

Although each of our hospitals operates in communities where they are currently the only general, acute care hospital, they do face competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Each of our hospitals operates in geographic areas where they compete with at least one other hospital that provides services comparable to those offered by our hospitals. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by SunLink’s facilities. Some of the competing hospitals are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. In some of these markets, SunLink’s hospitals also face competition from for-profit hospital companies which have substantially greater resources as well as other providers such as outpatient surgery and diagnostic centers.

The intense competition from other hospitals and other health care providers directly affects SunLink’s revenues, profitability and market share.

SunLink conducts business in a heavily regulated industry; changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

The health care industry is subject to extensive Federal, state and local laws and regulations relating to:

•	licensure;

•	conduct of operations;

•	ownership of facilities;

•	addition of facilities and services;

•	confidentiality, maintenance, and security issues associated with medical records;

•	billing for services; and

•	prices for services.

These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations, including in particular, Medicare and Medicaid antifraud and abuse amendments, codified in Section 1128B(b) of the Social Security Act and known as the “anti-kickback statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid, and other Federal health care programs.

As authorized by Congress, the United States Department of Health and Human Services, or HHS, has issued regulations which describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal. However, business arrangements of health care service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

We have a variety of financial relationships with physicians who refer patients to our hospitals. We have contracts with physicians providing services under a variety of financial arrangements such as employment contracts and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our hospitals.

The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws to include all health care services, whether or not they are reimbursed under a Federal program. In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services in which the physicians or their immediate family members have an ownership interest or certain other financial arrangements.

In addition, SunLink’s facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under the Health Insurance Portability and Accountability Act of 1996, which vary by state and could impose additional penalties. In recent years, both Federal and state government agencies have announced plans for or implemented heightened and coordinated civil and criminal enforcement efforts.

Government officials charged with responsibility for enforcing health care laws could assert that SunLink or any of the transactions in which the company or its subsidiaries or their predecessors is or was involved, are in violation of these laws. It is also possible that these laws ultimately could be interpreted by the courts in a manner that is different from the interpretations made by each company. A determination that either SunLink or its subsidiaries or their predecessors is or was involved in a transaction that violated these laws, or the public announcement that SunLink or its subsidiaries or their predecessors is being investigated for possible violations of these laws, could have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects and SunLink’s business reputation could suffer significantly.

The laws, rules, and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed.

SunLink’s hospitals and other health care facilities are subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

All states in which SunLink currently owns hospitals have laws affecting acute care hospital facilities and services known as “certificate of need” laws. These states require prior approval for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of health care facilities, based on determination of need for additional or expanded facilities or services. The required approval is known generally as a certificate of need or CON. A CON may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink owns or in the future may own hospitals could subject its hospitals to greater competition making it more difficult to operate profitably.

SunLink could be subject to claims related to discontinued operations and hospitals sold by our HealthMont subsidiary prior to its acquisition.

Over the past sixteen years, SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as our U.K. housewares segment. Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. We also have disposed of one of our original hospitals. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with its operations. SunLink intends to adjust its estimates of required reserves from time to time as additional information is developed and evaluated. However, SunLink believes that the final resolution of known contingencies will not have a material adverse impact on its financial position, cash flows, or results of operations.

We are subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

We are subject to potential claims for professional liability (medical malpractice), both in connection with our current operations, as well as acquired operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within our self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have increased substantially in recent times and we can not assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospitals also depend on the professional services of physicians and other trained health care providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of health care services, would not be brought against one of our hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $30,000 credit facility (of which approximately $20,000 is available to borrow at June 30, 2005) and its additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or of the price at which any securities might be offered. Such transactions might include one or more of the sale of common shares to outsiders, the offer to existing shareholders of the right to acquire additional shares, or the reduction in the exercise price of SunLink’s outstanding warrants to a level and on terms that would be expected to result in their immediate exercise. While the board of directors has not decided to effect any of these transactions at this time, it may do so in the future. Any of these transactions could result in dilution in the value of existing shares.

Forward-looking statements in this annual report may prove inaccurate.

This document contains forward-looking statements about SunLink that are not historical facts but, rather, are statements about future expectations. Forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond the control of SunLink, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include those described above under “Risk Factors” and elsewhere in this report under “Forward-Looking Statements.”

Corporate Business Strategy

Since 2001, our business strategy has focused on the acquisition and operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. In October 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center, a 35-bed hospital located in Jasper, GA for approximately $40,000. Through our subsidiaries, we currently operate a total of seven community hospitals in four states. Currently six of the hospitals are owned and one is leased.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives.

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

The following is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with little or no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the notes to the consolidated financial statements. Actual results could differ materially from these estimates.

Net Patient Service Revenues—We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2005, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to patients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within six months of billing.

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

In connection with the acquisition of the original six hospitals, we assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. We purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts. On June 1, 2004 we sold Mountainside Medical Center, one of our initial six hospitals, but retained all liabilities and obligations arising from Mountainside’s operations prior to its sale and purchased a 7-year, claims made, extended discovery period (tail) policy for professional liability.

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

We record a liability pertaining to pending litigation if it is probable a loss has been incurred and accrue the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we revise our estimated losses as additional facts become known.

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

Financial Summary

The results of continuing operations shown in the historical summary below are for our U.S. community hospital operations which is composed of five facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	Years Ended June 30,
	2005	2004	2003
Net Revenues	$128,732	$112,436	$80,742
Cost of Patient Service Revenues	121,642	108,121	76,040

Operating Profit	7,090	4,315	4,702
Interest Expense	(1,110)	(4,379)	(2,540)
Interest Income	42	26	56
Loss on early repayment of debt	(384)	(1,904)	—
Merger Expenses	—	—	(411)

Earnings (Loss) from Continuing Operations Before Income Taxes	$5,638	$(1,942)	$1,807

Admissions	10,566	9,828	6,561

Equivalent Admissions	25,897	22,975	15,580

Surgeries	5,063	4,293	3,277

Revenue per Equivalent Admission	$4,971	$4,894	$5,182

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

Results of Operations

All of our net revenues are from our U.S. community hospital segment. The operations of SunLink’s former Mountainside Medical Center which was operated during these periods is reported in discontinued operations for all periods discussed.

Net revenues for the year ended June 30, 2005 were $128,732, with a total of 25,897 equivalent admissions and revenues per equivalent admission of $4,971 compared to net revenues of $112,436, a total of 22,975 equivalent admissions and revenues per equivalent admission of $4,894 for the year ended June 30, 2004. The 14.5% increase in net revenues for the year ended June 30, 2005 was due to a 12.7% increase in equivalent admissions and a 17.9% increase in surgeries. Net outpatient service revenues increased $9,348, a 20.7% increase from last year to $54,500 and increased to 42. 3% of net revenues from 40.2% last year. The increase in net outpatient service revenues resulted from an 11.8% increase in outpatient surgeries in the year ended June 30, 2005 compared to the prior year and one hospital which increased its outpatient net revenues by 15% of its net revenues during the current year due to increased laboratory procedures.

Net revenues for the year ended June 30, 2004 were $112,436, with a total of 22,975 equivalent admissions and revenues per equivalent admission of $4,894 compared to net revenues of $80,742, a total of 15,580 equivalent admissions and revenues per equivalent admission of $5,182 for the year ended June 30, 2003. The 39.3% increase in net revenues for the year ended June 30, 2004 was due to a 47.5% increase in equivalent admissions primarily as a result of the acquisition of the two HealthMont facilities on October 3, 2003. Excluding our two HealthMont Facilities, net revenues increased 12.3% from a 15.4% increase in equivalent admissions, a 14.1% increase in admissions and a 6.2% increase in surgeries. The two HealthMont Facilities had lower net revenues per equivalent admission in the year ended June 30, 2004 as their operations have underperformed in comparison to our SHL Facilities. Net outpatient service revenues increased $8,599 to $45,152, for fiscal 2004, but decreased to 40.2% of net revenues from 45.3% in fiscal 2003. The decrease in net outpatient service revenues as a percentage of net revenues resulted from relatively lower outpatient revenues at our two HealthMont Facilities.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the years ended June 30, 2005, 2004 and 2003, respectively. We added six net new doctors during the year ended June 30, 2005, 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition) and 17 net new doctors during the year ended June 30, 2003. During the year ended June 30, 2005, SunLink spent $2,259 on physician guarantees and recruiting expenses compared to $2,717 last year. We also have expended approximately $5,900 for capital expenditures to upgrade services and facilities since July 1, 2003. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions, equivalent admissions and surgeries for the years ended June 30, 2005 and 2004, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Years Ended June 30,
	2005	2004	2003
Source
Medicare	46.3%	47.3%	49.3%
Medicaid	17.2%	16.9%	14.6%
Self pay	7.8%	7.8%	7.5%
Commercial Insurance & Other	28.7%	28.0%	28.6%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2005, we have experienced a decrease in Medicare as a percentage of net revenues and an increase in Medicaid and Commercial Insurance and other revenues. In each case, the changes were due primarily due to increased managed care patients and increased out-patient revenues. The level of our self-pay net revenues as a percent of net revenues was unchanged in fiscal 2005. During the fiscal year ended June 30, 2004, SunLink experienced an increase in Medicaid and self-pay revenues as a percentage of net revenues and an offsetting decrease in Medicare revenues, due primarily to the patient mix of the two acquired HealthMont hospitals. Net revenues included $1,598 and $1,522 from a state indigent care program for the year ended June 30, 2005 and 2004, respectively.

Cost of patient services revenues, including depreciation, were $121,642, $108,121 and $76,040 for the years ended June 30, 2005, 2004 and 2003, respectively.

	Cost of Patient Service Revenues as of % of Net Revenue Years Ended June 30,
	2005	2004	2003
Salaries, wages and benefits	48.3	48.0	47.2
Provision for bad debts	9.3	10.2	10.8
Supplies	11.0	11.5	11.7
Purchased services	6.0	6.2	7.0
Other operating expenses	15.7	15.9	13.7
Rent and lease expense	2.2	2.4	2.4

Salaries, wages and benefits expense increased 0.3% as a percentage of net revenues in the year ended June 30, 2005, primarily due to higher contract labor. Contract labor increased due to higher utilization of contract nursing services. Provision for bad debt expense decreased as a percent of net revenue in the current year due to improved up-front collections and increased commercial insurance net revenues. Other operating expenses decreased slightly as a percentage of net revenues in the year ended June 30, 2005, although insurance expense increased by approximately $1,477 from the prior year due to higher premium costs and self-insured reserves. Physician recruiting expense included in other operating expenses decreased $458 from the prior year due to fewer physicians receiving guarantees during the year.

Salaries, wages and benefits expense increased 0.8% as a percentage of net revenues in the year ended June 30, 2004, primarily due to higher contract labor and employee health insurance claims. Contract labor increased due to higher contract labor costs at our HealthMont Facilities and increased nursing contract labor at certain hospitals near larger metropolitan areas. The provision for bad debts was 10.2% of net revenues in the year ended June 30, 2004, a decrease of 0.6% of net revenues from the prior year. The decrease resulted from reclassifying approximately $1,813 of uncollectible indigent care net revenues from bad debt expense to a reduction of net revenue required by the participation of one hospital in a state’s indigent care program. Without this reclassification, bad debt expense would have been 11.9% of net revenues for the year ended June 30, 2004, or an increase of 1.1% of net revenues in fiscal 2004. The increase was due to more difficult collection of deductibles and co-insurance payments due to the overall decline in economic conditions and a higher percentage of self-pay net revenues at one of our HealthMont Facilities. The increase in other operating expenses as a percent of net revenues reflects increases in insurance and physician recruiting expenses. Insurance expense increased by $1,396 in the year ended June 30, 2004 and physician recruiting expense increased by $1,310 as compared to the same period in 2003.

We expensed previously capitalized costs of $411 during the year ended June 30, 2003 relating to our acquisition of HealthMont. Such costs were expensed in the second fiscal quarter of 2003 because at that time SunLink could not determine that it was probable that the HealthMont acquisition would be completed. Subsequent to that time, an amended merger agreement was executed such that thereafter we believed it was probable that the acquisition would be completed; accordingly no further acquisition costs were expensed.

Interest expense was $1,110, $4,379 and $2,540 for the years ended June 30, 2005, 2004 and 2003, respectively. The decrease in interest expense in fiscal 2005 was primarily due to decreased debt of approximately $28,000 during the year ended June 30, 2004, resulting primarily from the use of proceeds from the sale of Mountainside in June 2004.

The increase in interest expense in fiscal 2004 was due to increased debt owed for most of fiscal 2004 due to approximately $11,300 of debt assumed or undertaken in connection with the HealthMont acquisition and increased revolving advance borrowings under the SunLink credit facility during the year.

In October 2004, we repaid, from proceeds of a new $30,000 credit facility, mortgages totaling $4,025, due August 2005, a term note with a principal amount of $2,300, due August 2005 and a revolving loan with $1,289 outstanding. The early repayment resulted in a loss on early repayment of debt of $384. This loss is composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of the revolving loan.

In June 2004, we repaid a senior subordinated note (principal amount of $20,512, due January 2006), a term note (principal amount of $700, due March 2006), term loan (principal amount of $3,753, due June 2007) and a $8,000 revolving credit facility ($4,747 outstanding ) which had an expiration date of December 31, 2005. The early repayment resulted in a loss on early repayment of debt of $1,904. The loss is composed of $1,263 of unamortized discount on the senior subordinated note, $377 of penalty related to the early repayment of the term loan and $264 of unamortized prepaid debt costs related to the repaid debt instruments.

We recorded income tax expense of $1,255 ($993 federal and $262 state tax expense) for the year ended June 30, 2005 compared to an income tax benefit of $675 ($910 federal benefit and $235 state tax expense) for the year ended June 30, 2004 and an income tax expense of $247 ($20 federal tax and $227 state tax) for the year ended June 30, 2003. The $993 federal tax expense for the year ended June 30, 2005 included $69 of deferred income tax expense. The $910 federal benefit for the year ended June 30, 2004 resulted from adjusting our domestic deferred asset valuation allowance to reflect expected future tax benefits from the deferred tax asset that are more likely than not to be utilized in future periods. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,500 at June 30, 2005. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $3,094 of our $4,304 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $1,210 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations were $4,383 ($0.57 per fully diluted share) for the year ended June 30, 2005 compared to a loss from continuing operations of $1,267 ($0.20 per fully diluted share) for the year ended June 30, 2004 and earnings from continuing operations of $1,560 ($0.29 per fully diluted share) for the year ended June 30, 2003. Earnings from continuing operations in fiscal 2005 resulted from increased operating profit and lower interest expense as compared to the prior year. The loss in fiscal 2004 resulted primarily from the loss on the early repayment of debt of $1,904 and the increased interest expense which resulted from the increased debt assumed or undertaken in connection with the HealthMont acquisition.

Earnings from discontinued operations of $157 for the year ended June 30, 2005 included $276 of earnings after tax from operations of Mountainside after its disposition, primarily due to collection of receivables in excess of allowances at the end of the prior fiscal year, reduced by $46 of domestic pension items and $73 of income tax expense related to the pension items. Earnings from discontinued operations of $14,692 for the year ended June 30, 2004 included $16,375 of after-tax gain on the sale of Mountainside Medical Center, reduced by $1,587 of pre-tax loss from operations of Mountainside prior to its disposition, $87 of domestic pension items and $9 of income tax expense. Loss from discontinued operations of $1,007 for the year ended June 30, 2003 includes an asset impairment charge of $1,562 relating to the predecessor facility to the Mountainside Medical Center, $278 of earnings of Mountainside, $331 of income tax benefit related to a domestic capital loss carry-back and $54 for domestic pension expense.

Net earning for the year ended June 30, 2005 were $4,540 ($0.59 per fully diluted share) compared to net earnings of $13,425 ($2.15 per fully diluted share) for the year ended June 30, 2004 and net earnings of $553 ($0.10 per fully diluted share) for the year ended June 30, 2003. The weighted-average common shares used to calculate basic and diluted earnings (loss) per share increased in the fiscal year ended June 30, 2005 as compared to the prior year due to the 1,231 shares issued October 3, 2003 for the HealthMont acquisition and 753 shares issued from warrant exercises during the period November 2003 to April 2004. The weighted-average common shares used to calculate diluted earning (loss) per share increased in the current fiscal year due to the share issuance previously noted and increase in the company’s share price during the fiscal year.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represents the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts generally consider Ebitda to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of a company and its ability to service debt. We believe an increase in our Ebitda level is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.

Operating profit for the years ended June 30, 2005 and 2004 was as follows:

	Years ended June 30,
	2005	2004
SHL Facilities Ebitda (5 hospitals)	$12,449	$9,327
HealthMont Facilities Ebitda (2 hospitals)	1,472	778
Corporate overhead costs	(4,241)	(3,702)
Depreciation and amortization	(2,590)	(2,088)

Operating profit	$7,090	$4,315

Liquidity and Capital Resources

We generated $2,225 of cash from operating activities during the year ended June 30, 2005 compared to the use of $2,660 from operating activities during the comparable period last year. Cash was generated from net earnings, discontinued operations (primarily from the collection of retained receivables of Mountainside Medical Center) and increased accounts payable and accrued expenses offset by income taxes paid and increased net patient receivables

We used $2,660 of cash from operating activities during the year ended June 30, 2004 compared to $5,595 provided by operating activities during the year ended June 30, 2003. Cash used in operations in fiscal 2004 resulted from the loss from continuing operations of $1,267, increased patient receivables from higher volume and decreased accounts payable. The decrease in accounts payable resulted primarily from payment of HealthMont accounts payable assumed at the acquisition date.

SunLink expended $4,029, $1,879 and $2,970 for capital expenditures at our hospitals (included in continuing operations) during the years ended June 30, 2005, 2004 and 2003, respectively. These capital expenditures were primarily for new and replacement equipment. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

On October 15, 2004 SunLink entered into a $30,000, five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $9,556 was outstanding at June 30, 2005. The proceeds were used to repay $7,700 of HealthMont debt which was payable on August 31, 2005. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit for hospital capital projects, equipment purchases and working capital needs. The $10,000 term loan and draws under the $5,000 term loan are repayable pursuant to a 15-year term amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the SunLink Credit Facility. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings which would have provided for current total borrowing capacity at June 30, 2005 of approximately $29,556. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy a portion of certain obligations with respect to discontinued operations, to fund acquisitions (or a portion thereof) or to reacquire certain Company securities. Costs and fees related to execution of the SunLink Credit Facility were $916. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $29,556 at June 30, 2005, of which $9,556 was outstanding under a term loan. The current remaining availability of approximately $20,000 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual obligations related to long-term debt, non-cancelable operating leases and physician guarantees at June 30, 2005 were as follows:

Contractual Obligations, Commitments and Contingencies

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees
1 year	$843	$1,827	$1,900
2 years	838	892	342
3 years	745	750	240
4 years	714	590	20
5 years	6,902	342	0
More than 5 years	0	2,140	0

	$10,042	$6,541	$2,502

At June 30, 2005, SunLink had contracts with seven physicians which contain guaranteed minimum gross receipts. The table above shows the maximum obligation SunLink had at June 30, 2005 for physician guarantees. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month, the physician’s gross receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayment. SunLink expensed $2,259, $2,717 and $1,407 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, for physician guarantees.

At June 30, 2005, we had outstanding long-term debt of $10,042 of which $9,556 was incurred in connection with the SunLink Credit Facility and $486 was related to capital leases.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system to be implemented concurrently with the expiration of our existing software lease and support agreements which have unexpired terms of up to 9 months. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006.

Discontinued Operations

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”), at a time when it owned Beldray Limited, a U.K. manufacturing business. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005,

KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2005, included $1,136 for a portion of the Beldray Lease Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK.

In January 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of KRUG UK, sold its European child safety subsidiary, Klippan Limited (“Klippan”), to Newell Limited (“Newell”). Klippan was a guarantor of certain debt of Beldray when it was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley had breached contractual warranties and/or representations under the 2001 sale agreement. Bradley has denied any liability on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim had been made.

On November 3, 2004, SunLink received a demand letter from a commercial leasing company demanding payment with respect to the remaining lease obligations under a master lease agreement entered into by HealthMont in July 2001, prior to its acquisition by SunLink. The claim was for payment of equipment leases for the two HealthMont facilities that SunLink currently owns and operates and two facilities that HealthMont sold prior to its acquisition by SunLink. The claim was settled on December 31, 2004 through the sale and assignment of the master lease to SunLink for $602, which settlement resulted in expense of $311 in the year ended June 30, 2005. Because the amount of the claims alleged could have constituted material indebtedness under the SunLink Credit Facility and could thereby give rise to an event of default, SunLink sought and obtained a waiver under the SunLink Credit Facility.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2005 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring substantial additional expenses in the fiscal year ending June 30, 2006 and subsequent fiscal years as well as diverting substantial time of the Company’s management and Board of Directors to this task. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2007. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

We incurred incremental costs related to compliance with Sarbanes-Oxley during the year ended June 30, 2005. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2006 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that the three different management information systems are in use among our seven hospitals are not scheduled to be completely replaced by a single system until September 30, 2006.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred fiscal years beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and credibility of financial statements. This statement is effective for the Company as of the first interim reporting period of fiscal 2006. The effect of adoption of this standard by the Company for the fiscal year ended June 30, 2006 is estimated to be a decrease of approximately $200 in results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. Interpretation 47 is expected to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle, and changes in the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Related Party Transactions

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $655, $811 and $680 to these law firms in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Another director received $3 and $9 in the fiscal years ended June 30, 2005 and 2004, respectively, as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90-day commitment period during which the funds could be borrowed. The facility also had a $20 standby commitment fee that was fully-earned on the commitment date and was non-refundable. The $20 standby fee was paid in September 2003. The standby bridge loan was entered into by SunLink for short-term financing requirements due to the bankruptcy in August 2003 of its revolving line of credit facility lender. The 90-day commitment period passed without any borrowing being made under the standby facility.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the SunLink Credit Facility completed in October 2004. Borrowings of $9,556 at June 30, 2005 were outstanding under the SunLink Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $96 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On October 21, 2004, the Company’s Audit Committee dismissed Deloitte & Touche, LLP (“D&T”) as its independent registered public accounting firm.

D&T’s report on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2004 and 2003 and through October 21, 2004, there were no disagreements between SunLink and D&T on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

In connection with the audit of the fiscal years ended June 30, 2004 and 2003 and through October 21, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934).

We requested that D&T furnish us with a letter addressed to the SEC stating whether it agreed with the above statements. A copy of such letter, dated October 26, 2004, was filed as Exhibit 16.1 to our Form 8-K filed on October 26, 2004.

(b) On October 21, 2004, the Audit Committee on behalf of the Company engaged Cherry, Bekaert & Holland, L.L.P. (“CBH”) as SunLink’s independent registered public accounting firm for the fiscal year ending June 30, 2005.

During the years ended June 30, 2004 and 2003 and the subsequent unaudited interim period through the date hereof, neither SunLink nor any of its representatives consulted with CBH regarding (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on SunLink’s financial statements, which advice was an important factor considered by SunLink in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement with D&T or a reportable event as described above.

We requested CBH to review the disclosures herein which were required by Item 304(a) of Regulation S-K prior to the filing of the Form 8-K and provided CBH with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of views or disagreements with the statements. CBH did not issue any such letter.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e)and 15d-15(e) as of June 30, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls—There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58) (A) of the Securities Exchange Act of 1934. The members of our Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121 (A) of the American Stock Exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and American Stock Exchange Rules.

Code of Ethics

We have adopted a Code of Ethics (SunLink Health Systems, Inc. Code of Conduct) within the meaning of Item 406(b) of Regulation S-K. The Code of Ethics applies to all employees including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available on our website at www.sunlinkhealth.com or upon request by writing to us. If we make substantial amendments to our Code of Ethics or grant any waiver for the three previously named individuals, including any implicit waivers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2005, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2005, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2005, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2005, and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2005, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets—June 30, 2005 and 2004.

Consolidated Statements of Earnings—For the Years Ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2005, 2004 and 2003.

(a) (2)  Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms	At pages 55-56 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 57 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X and, therefore, has been omitted.

(b) Reports on Form 8-K

Date of Report	Subject of Report
May 6, 2005	Press Release announcing financial results for the third quarter of fiscal 2005.

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

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2*

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

10.4

Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.5

Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.6

Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.7*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.8*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.9

Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.10

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.11*

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Harry R. Alvis, dated February 1, 2002 (incorporated by reference from Exhibit 10.1 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.12*

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J. T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.13*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.28 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.14*

Employment Letter, dated February 1, 2002, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.29 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.15

Amendment No. 2, dated October 2, 2003, to Loan Agreement, originally dated March 25, 2003, between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.16

HealthMont, Inc. Note Purchase Agreement dated October 3, 2003, with Chatham Investment Fund I, LLC for $2,300,000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.17

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

10.18

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

10.19

Amendment No. 2 to Mortgage Loan Agreement, originally dated December 31, 2000, between GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), HealthMont of Missouri, Inc., HM Acquisition Corp., and SunLink Health Systems, Inc. amended as of September 30, 2003 (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.20

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.73 of the Company’s Report on Form 8-K dated October 21, 2004).

10.21

Form of Revolving Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.74 of the Company’s Report on Form 8-K dated October 21, 2004).

10.22

Form of Term Loan A Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.75 of the Company’s Report on Form 8-K dated October 21, 2004).

10.23

Form of Term Loan B Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.76 of the Company’s Report on Form 8-K dated October 21, 2004).

10.24

Form of Security Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.77 of the Company’s Report on Form 8-K dated October 21, 2004).

10.25

Form of Pledge Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.78 of the Company’s Report on Form 8-K dated October 21, 2004).

10.26	*

Letter agreement, dated March 9, 2005, between Robert M. Thornton, Jr., SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated March 11, 2005).

10.27	*

Letter agreement, dated March 9, 2005, between J. T. Morris , SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated March 11, 2005).

10.28	*

Letter agreement, dated March 9, 2005, between Harry R. Alvis., SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K dated March 11, 2005).

21.1		List of Subsidiaries.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

23.2		Consent of Deloitte & Touche LLP.

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Managment contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of September, 2005.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 16, 2005

/s/ JOSEPH T. MORRIS Joseph T. Morris	Chief Financial Officer (principal financial officer)	September 16, 2005

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Principal Accounting Officer (principal accounting officer)	September 16, 2005

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 16, 2005

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 16, 2005

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 16, 2005

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 16, 2005

/s/ MICHAEL HALL Michael Hall	Director	September 16, 2005

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and for the year then ended, and have issued our report thereon dated August 26, 2005; such financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of the Company, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2004, and for each of the two years in the period ended June 30, 2004, and have issued our report thereon dated September 20, 2004; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of SunLink Health Systems, Inc., listed in Item 15 for each of the two years in the period ended June 30,2004. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

amounts in thousands

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2005	$8,140	$11,060	$0	$11,852	$7,348
Year Ended June 30, 2004	$5,848	$14,807	$1,323	$13,838	$8,140
Year Ended June 30, 2003	$5,648	$11,102	$0	$10,902	$5,848

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2005	$5,259	$69	$0	$2,234	$3,094
Year Ended June 30, 2004	$5,104	$0	$2,293	$2,138	$5,259
Year Ended June 30, 2003	$4,872	$232	$0	$0	$5,104

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

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2*

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

10.4

Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.5

Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.6

Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.7*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.8*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.9

Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.10

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.11*

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and Harry R. Alvis, dated February 1, 2002 (incorporated by reference from Exhibit 10.1 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.12*

Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J. T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.13*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.28 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.14*

Employment Letter, dated February 1, 2002, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.29 of SunLink’s Amendment No. 1 to Form S-4, filed on April 25, 2003).

10.15

Amendment No. 2, dated October 2, 2003, to Loan Agreement, originally dated March 25, 2003, between SunLink Health Systems, Inc. and HealthMont, Inc. (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.16

HealthMont, Inc. Note Purchase Agreement dated October 3, 2003, with Chatham Investment Fund I, LLC for $2,300,000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.17

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

10.18

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

10.19

Amendment No. 2 to Mortgage Loan Agreement, originally dated December 31, 2000, between GE HFS Holdings, Inc. (f/k/a Heller Healthcare Finance, Inc.), HealthMont of Missouri, Inc., HM Acquisition Corp., and SunLink Health Systems, Inc. amended as of September 30, 2003 (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-Q dated February 17, 2004).

10.20

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.73 of the Company’s Report on Form 8-K dated October 21, 2004).

10.21

Form of Revolving Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.74 of the Company’s Report on Form 8-K dated October 21, 2004).

10.22

Form of Term Loan A Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.75 of the Company’s Report on Form 8-K dated October 21, 2004).

10.23

Form of Term Loan B Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.76 of the Company’s Report on Form 8-K dated October 21, 2004).

10.24

Form of Security Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.77 of the Company’s Report on Form 8-K dated October 21, 2004).

10.25

Form of Pledge Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.78 of the Company’s Report on Form 8-K dated October 21, 2004).

10.26*

Letter agreement, dated March 9, 2005, between Robert M. Thornton, Jr., SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated March 11, 2005).

10.27*

Letter agreement, dated March 9, 2005, between J. T. Morris , SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated March 11, 2005).

10.28*

Letter agreement, dated March 9, 2005, between Harry R. Alvis., SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K dated March 11, 2005).

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

23.2	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheet of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the accompanying consolidated balance sheet of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND 2004

(All amounts in thousands, except share amounts)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,281	$7,079
Receivables—net	14,549	12,368
Medical supplies	2,350	2,240
Deferred income tax asset	1,210	1,021
Prepaid expenses and other	1,464	1,934

Total current assets	24,854	24,642

PROPERTY, PLANT, AND EQUIPMENT—At cost
Land	2,229	2,229
Buildings and improvements	27,460	27,082
Equipment and fixtures	13,384	9,641

	43,073	38,952
Less accumulated depreciation	7,198	4,668

Property, plant, and equipment—net	35,875	34,284

NONCURRENT ASSETS:
Goodwill	2,944	2,944
Noncurrent assets of Mountainside Medical Center	425	449
Other noncurrent assets	1,342	833

Total noncurrent assets	4,711	4,226

TOTAL ASSETS	$65,440	$63,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,075	$6,473
Revolving advances	—	2,591
Third-party payor settlements	3,733	4,396
Current maturities of long-term debt	843	826
Accrued payroll and related taxes	4,821	4,010
Pension liability	151	382
Income taxes	893	3,985
Accrued employee medical claims	1,166	1,592
Other accrued expenses	4,019	4,450

Total current liabilities	21,701	28,705

LONG-TERM LIABILITIES:
Long-term debt	9,199	6,566
Noncurrent liability for professional liability risks	3,966	1,548
Noncurrent liability reserve for discontinued operations	1,273	1,429

Total long-term liabilities	14,438	9,543

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,198 shares at June 30, 2005 and 7,072 shares at June 30, 2004	3,599	3,536
Additional paid-in capital	7,589	7,400
Common share warrants	—	230
Retained earnings	18,636	14,145
Accumulated other comprehensive loss	(523)	(407)

Total shareholders’ equity	29,301	24,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,440	$63,152

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2005	June 30, 2004	June 30, 2003
Net revenues	$128,732	$112,436	$80,742
Cost of Patient Service Revenues:
Salaries, wages and benefits	62,080	53,955	38,116
Provision for bad debts	11,979	11,519	8,704
Supplies	14,220	12,944	9,468
Purchased services	7,703	7,027	5,634
Other operating expenses	20,241	17,905	11,071
Rents and leases expense	2,829	2,683	1,959
Depreciation and amortization	2,590	2,088	1,088

	121,642	108,121	76,040

Operating profit	7,090	4,315	4,702
Other income (expense):
Interest expense	(1,110)	(4,379)	(2,540)
Interest income	42	26	56
Loss on early repayment of debt	(384)	(1,904)
Merger expenses			(411)

Earnings (loss) from continuing operations before income taxes	5,638	(1,942)	1,807
Income tax expense (benefit)	1,255	(675)	247

Earnings (loss) from continuing operations	4,383	(1,267)	1,560
Earnings (loss ) from discontinued operations, net of income taxes	157	14,692	(1,007)

Net earnings	$4,540	$13,425	$553

Earnings (loss) per share:
Continuing operations:
Basic	$0.61	$(0.20)	$0.31

Diluted	$0.57	$(0.20)	$0.29

Discontinued operations:
Basic	$0.02	$2.35	$(0.20)

Diluted	$0.02	$2.35	$(0.19)

Net earnings:
Basic	$0.63	$2.15	$0.11

Diluted	$0.59	$2.15	$0.10

Weighted-average common shares outstanding:
Basic	7,166	6,246	5,002

Diluted	7,711	6,246	5,290

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Common Share Warrants	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2002	4,998	$2,499	$3,628	$167		$(339)	$5,955
Net earnings				553			553
Foreign currency translation adjustment						(88)	(88)
Minimum pension liability adjustment, net of tax of $19						(36)	(36)

Total comprehensive income							429
Common share warrants issued					$40		40
Common shares issued	30	15	34				49

JUNE 30, 2003	5,028	2,514	3,662	720	40	(463)	6,473
Net earnings				13,425			13,425
Foreign currency translation adjustment						(43)	(43)
Minimum pension liability adjustment, net of tax of $51						99	99

Total comprehensive income							13,481
Common share warrants issued					190		190
Common shares issued	2,044	1,022	3,738				4,760

JUNE 30, 2004	7,072	3,536	7,400	14,145	230	(407)	24,904
Net earnings				4,540			4,540
Foreign currency translation adjustment						25	25
Minimum pension liability adjustment, net of tax of $73						(141)	(141)

Total comprehensive income							4,424
Common share warrants repurchased				(49)	(60)		(109)
Common shares issued	126	63	189		(170)		82

JUNE 30, 2005	7,198	$3,599	$7,589	$18,636	$0	$(523)	$29,301

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(All amounts in thousands)

	Years Ended
	June 30, 2005	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$4,540	$13,425	$553
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,590	2,088	1,088
Repurchase of share warrant	(109)
Interest capitalized on long-term debt		836	1,546
Gain on sale of assets		(19,899)
Asset impairment charge			1,562
Deferred income taxes	(189)	(1,021)
Non cash loss on early repayment of debt	263	1,263
Change in assets and liabilities (excluding effect of acquisition):
Receivables	(2,181)	(1,318)	(120)
Medical supplies	(110)		(96)
Prepaid expenses and other assets	(1,023)	(220)	(2,136)
Accounts payable and accrued expenses	1,643	(1,656)	3,873
Income taxes	(3,092)	3,584	285
Third-party payor settlements	(663)	(25)	(745)
Net cash provided by (used in) discontinued operations	556	283	(215)

Net cash provided by (used in) operating activities	2,225	(2,660)	5,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment—continuing operations	(4,029)	(1,879)	(2,970)
Cash acquired in HealthMont Acquisition		95
Proceeds from sales of assets		40,500	18
Expenditures for property, plant, and equipment—discontinued operations		(578)	(12,568)

Net cash provided by (used in) investing activities	(4,029)	38,138	(15,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	82	1,985	49
Additions to long-term debt—continuing operations	10,000	2,300	700
Payment of long-term debt—continuing operations	(7,486)	(28,127)	(949)
Additions to long-term debt—discontinued operations			4,259
Payment of long-term debt—discontinued operations		(4,209)
Revolving advances—net	(2,591)	(2,131)	1,915

Net cash provided by (used in) financing activities	5	(30,182)	5,974

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	10	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,798)	5,306	(3,946)

CASH AND CASH EQUIVALENTS:
Beginning of year	7,079	1,773	5,719

End of year	$5,281	$7,079	$1,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Income taxes	$4,752	$276	$83

Interest, net of amounts capitalized	$1,040	$2,912	$201

Noncash investing and financing activities—Long-term debt issued as payment-in-kind for interest payable	$0	$1,113	$790

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (“SunLink”) is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2002, SunLink acquired two additional hospitals pursuant to its acquisition of HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the fiscal year ended June 30, 2005, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned. All significant intercompany transactions and balances have been eliminated.

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursements percentage pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2005, there were no material claims or disputes with third-party payors.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the Federally insured limits from time to time.

Medical Supplies—Medical supplies are valued at the lower of cost or market, using the first-in, first-out method.

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within six months of billing.

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $2,533, $2,088 and $1,088 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

By virtue of the acquisition of its initial six hospitals, SunLink assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. SunLink purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined amounts.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of HealthMont and its two hospitals, SunLink assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to the acquisition and SunLink purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined amounts.

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

The Company records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrues the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to SunLink, if any, we revise estimated losses as additional facts become known.

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

Goodwill—SunLink accounts for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets, such as certificates of need, are amortized over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense related to intangible assets is estimated to be $27 for each of the next 5 years.

Income Taxes—SunLink accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. When management determines, using factors identified in SFAS No. 109, that it is more likely than not that a portion of or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma net earnings and net earnings per share amounts that would have resulted had compensation cost been determined using the fair value-based method is as follows:

	Years Ended June 30,
	2005	2004	2003
Net Earnings	$4,540	$13,425	$553

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	313	115	70

Pro forma net earnings	$4,227	$13,310	$483

Net earnings per share:
Basic—as reported	$0.63	$2.15	$0.11
Basic—pro forma	0.59	2.13	0.10

Diluted—as reported	0.59	2.15	0.10
Diluted—pro forma	$0.55	$2.13	$0.09

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period—5 years.

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 1995 Incentive Stock Option Plan, 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan and outstanding stock purchase warrants issued by SunLink. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards—In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this accounting treatment by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred in fiscal years beginning after

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liability in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and in Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and credibility of financial statements. This statement is effective for the Company as of the first interim reporting period of fiscal 2006. The effect of adoption of this standard by the Company for the fiscal year ended June 30, 2006 is estimated to be approximately $200 decrease in results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s financial condition or results of operations.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion 20 previously required that such a change be reported as a change in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Reclassifications—Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Mountainside Medical Center—On June 2, 2004, SunLink announced it had sold its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000. SunLink sold the operations of Mountainside which includes the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs.

The retained assets and liabilities of Mountainside are shown as other current assets ($637 at June 30, 2004), other current liabilities ($922 and $947 at June 30, 2005 and 2004, respectively) and Noncurrent assets of Mountainside Medical Center on the consolidated balance sheet, including the retained patient receivables and current liabilities.

Housewares Segment—Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. During the year ended June 30, 2003, the Company recorded a gain from discontinued operations of $331 relating to a domestic capital tax loss carry-forward on the disposal of Beldray. This capital loss carry-back resulted from carrying-back capital losses on SunLink’s investment in Beldray against capital gains of earlier years. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2005, included $1,136 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK .

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax expense resulted in the loss from operations for this segment for the fiscal years ended June 30, 2005, 2004 and 2003.

Child Safety Segment—On January 29, 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of KRUG UK sold its European child safety subsidiary, Klippan Limited (“Klippan”) to Newell Limited (“Newell”). During the fiscal year ended June 30, 2004, SunLink was notified that a 2001 tax loss related to Klippan in the United Kingdom was reduced and additional tax of $66 was owed. Klippan was a guarantor of certain debt of Beldray when Klippan was a subsidiary of the Company. In August 2004, Bradley received a notice from Newell that Klippan had received a demand notice from a lender of Beldray to pay under the guarantee. As a result of the demand notice, in a letter dated October 12, 2004 to Bradley, Newell and Klippan claimed that Bradley has breached contractual warranties and/or representations under the 2001 sale agreement. Bradley has denied any liability, among other things, on the grounds that the 2001 sale agreement required all claims under warranties to be made on or before July 31, 2002 and no such claim was made.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Over the past sixteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2005	2004	2003
Beginning balance	$1,479	$1,618	$1,837
Provision for losses
Usage—net	(155)	(254)	(301)
Exchange differences	(26)	115	82

	$1,298	$1,479	$1,618

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2005	2004	2003
Revenues:
Mountainside Medical Center		$20,873	$19,186

Earnings (loss) from discontinued operations:
Mountainside Medical
Earnings (loss) from operations	$346	(1,587)	(1,284)
Gain from asset sales		19,889
Income taxes (benefit)	70	(3,514)	—

Earnings (loss) from Mountainside Medical Center after income taxes	276	14,788	(1,284)

Houseswares segment:
Income taxes (benefit)			(331)

Earnings from housewares segment after income taxes			331

Child safety segment:
Income taxes		66

Loss from child safety segment after income taxes		(66)

Life sciences and engineering segment:
Loss from operations before income taxes	(46)	(87)	(72)
Income taxes (benefit)	73	(57)	(18)

Loss from life sciences and engineering segment after income taxes	(119)	(30)	(54)

Earnings (loss) from discontinued operations	$157	$14,692	$(1,007)

4.	ACQUISITION OF HEALTHMONT, INC.

On October 3, 2003, SunLink completed the acquisition of HealthMont, a privately held operator of community hospitals, through the merger of a wholly-owned subsidiary of SunLink with HealthMont. Upon the consummation of the transaction, SunLink acquired two community hospitals: Memorial Hospital of Adel, a 60-bed acute-care hospital in Adel, Georgia, which includes a 95-bed nursing home, and Callaway Community Hospital, a 49-bed acute-care hospital in Fulton, Missouri. The results of operations of HealthMont are included in the results of operations for the Company beginning October 3, 2003. The Company believes that the two

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthMont hospitals it acquired are compatible with its business strategy of operating rural and exurban community hospitals.

The acquisition was first announced in October 2002 after SunLink and HealthMont signed a definitive agreement. The agreement was amended and modified in March 2003 and was completed on October 3, 2003. Under the terms of the merger agreement, SunLink, among other things, issued to the shareholders of HealthMont 1,135,782 common shares of SunLink in exchange for all issued and outstanding capital stock of HealthMont. SunLink also issued 95,000 shares of SunLink to settle certain contractual obligations of HealthMont to its officers and directors. Additionally SunLink is obligated to issue 19,005 common shares in connection with certain SunLink options issued in replacement of previously outstanding HealthMont options.

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

The HealthMont acquisition was accounted for using the purchase method of accounting. The purchase price of the transaction was allocated to the assets acquired and the liabilities assumed based upon their respective fair values and is subject to refinement pending receipt of additional information related to certain contractual obligations. The following table summarizes the allocated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

	Preliminary Valuation	Final Valuation
	(October 3, 2003)
Current assets	$2,857	$2,857
Property, plant and equipment	13,634	13,634
Long-term assets	200	830
Goodwill	4,115	2,944

Total assets acquired	20,806	20,265

Current liabilities	$10,392	$10,315
Long-term liabilities	5,311	4,847

Total liabilities assumed	15,703	15,162

Net assets acquired	$5,103	$5,103

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma statements of earnings for the years ending June 30, 2004 and 2003, give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2002 and July 1, 2003:

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

Summary information for receivables is as follows:

	June 30,
	2005	2004
Patient accounts receivable (net of contractual allowances)	$21,814	$18,623
Less allowance for doubtful accounts	(7,270)	(6,397)

Patient accounts receivable (net of allowances)	14,544	12,226
Other accounts receivables	5	142

Total	$14,549	$12,368

Net revenues included $707, $545 and $1,979 for the years ended June 30, 2005, 2004 and 2003, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2005	2004
SunLink Term Loan	$9,556
HealthMont Mortgage I		$2,674
HealthMont Mortgage II		1,466
HealthMont Term Note		2,300
Capital lease obligations	486	952

Total	10,042	7,392
Less current maturities	(843)	(826)

	$9,199	$6,566

SunLink Credit Facility—On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at June 30, 2005 of approximately $29,556. As of June 30, 2005, only the SunLink Term Loan A has been drawn, of which $9,556 was outstanding. The proceeds were used to repay the HealthMont Term Note II, the HealthMont Mortgages and the HealthMont Revolving Loan in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the second half of the fiscal year ending June 30, 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

HealthMont Term Note—On October 3, 2003, SunLink’s new HealthMont subsidiary borrowed $2,300 at the closing of the HealthMont merger on October 3, 2003 through the sale of 15% notes due August 2005 (the “HealthMont Term Note”). This note was repaid early on October 15, 2004.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthMont Revolving Loan—In connection with the merger with HealthMont, SunLink assumed an $8,000 revolving loan agreement which SunLink guaranteed and which had borrowings of $2,807 at the merger date. The loan bore interest of prime plus 1.5% and the agreement would have expired August 31, 2005. This revolving loan was repaid on October 15, 2004.

Annual required payments of debt for the next five years and thereafter are as follows:

2006	$843
2007	838
2008	745
2009	714
2010	6,902
2011 and thereafter	—

Total	$10,042

7.	LOSS ON EARLY REPAYMENT OF DEBT

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

In June 2004, the Company repaid a senior subordinated note (principal amount of $20,512, due January 2006), a term note (principal amount of $700, due March 2006), term loan (principal amount of $3,753, due June 2007) and a $8,000 revolving credit facility ($4,747 outstanding at payment date) which had an expiration date of December 31, 2005. The early repayment resulted in a loss on early repayment of debt of $1,904. The loss is composed of $1,263 of unamortized discount on the senior subordinated note, $377 of penalty related to the early repayment of the term loan and $264 of unamortized prepaid debt costs related to the repaid debt instruments.

8.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares have been granted through June 30, 2005 therefore no additional shares are available for grant at June 30, 2005. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 and 52,500 at June 30, 2004 and 2003, respectively.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permits the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options for 744,400 shares are outstanding and 35,550 shares are available for grant at June 30, 2005. Options totaling 30,050 shares under this plan have been exercised. Options outstanding under this Plan were 671,100 and 654,600 at June 30, 2004 and 2003, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted are determined by the Board of Directors but may not exceed 10 years. Options for 240,000 shares have been exercised and options for 10,000 shares are outstanding at June 30, 2005. Options outstanding under this Plan were 46,500 and 98,750 at June 30, 2004 and 2003, respectively.

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2002	776,250	$1.68	$1.25—$4.00
Granted	59,600	2.77	2.50—3.00
Exercised	(30,000)	1.63	1.50—1.69

Options outstanding June 30, 2003	805,850	1.59	1.25—4.00
Granted	68,500	2.90	2.65—5.50
Exercised	(65,750)	1.56	1.25—1.69
Forfeited	(8,500)	2.35	1.69—3.00

Options outstanding June 30, 2004	800,100	1.87	1.25—5.50
Granted	104,250	6.49	5.48—8.95
Exercised	(50,550)	1.61	1.25—4.00
Forfeited	(16,900)	2.96	2.50—5.48

Options outstanding June 30, 2005	836,900	$2.44	$1.50—$8.95

Options exercisable, June 30, 2003	424,500	$1.62	$1.25—$4.00

Options exercisable, June 30, 2004	511,148	$1.71	$1.25—$4.00

Options exercisable, June 30, 2005	664,446	$1.75	$1.50—$5.50

The weighted-average fair value of each option granted during the years ended June 30, 2005, 2004 and 2003 was $3.00, $1.68 and $1.59, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2005, 2004 and 2003, respectively: estimated volatility of 50%, 56% and 63%; risk-free interest rate of 6.2%, 4.5% and 4.5%; dividend yield of 0% for all years; and, an expected life of 4.0 years, 6.4 years and 5.0 years.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2005 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$1.50	557,500	3.16	557,500
$2.50	25,000	5.49	12,500
$2.65	12,000	5.69	3,000
$2.80	5,750	6.31	875
$2.90	37,500	8.45	24,996
$2.91	32,250	4.26	25,500
$3.00	33,650	3.89	19,700
$3.82	3,000	6.19	750
$4.00	26,000	4.10	19,500
$5.48	7,250	5.34
$5.50	500	6.49	125
$6.39	6,000	4.72
$6.50	3,000	4.84
$6.57	87,000	4.64
$8.95	500	4.86

	836,900	3.83	664,446

Using the intrinsic value method, no compensation costs have been recognized for the stock option plans since the exercise price of the options is not less than the fair value of SunLink’s common shares at the grant date.

Stock Option Plan in Replacement of HealthMont Stock Option Plan—In conjunction with the HealthMont acquisition, stock options totaling 19,005 shares were issued in replacement of previously outstanding HealthMont options. All of these options are currently exercisable and expire on October 3, 2006. The option exercise prices for 6,335 shares is $15.19 per share and for 12,670 shares is $10.05 per share.

Warrants—SunLink issued 999,487 warrants to shareholders of record on December 23, 1995. For each five common shares held, SunLink distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase common shares for $8.625 per share through their extended expiration date of January 31, 2007. SunLink may reduce the purchase price at any time. On November 19, 2003, the Company reduced the warrant exercise price to $2.50 per share from November 20, 2003 to April 20, 2004. The reduced warrant exercise price of $2.50 was approximately 90% of the average closing price of common shares for the ten trading days prior to November 19, 2003. Common shares totaling 753,029 have been purchased by warrant exercises and at June 30, 2005, 246,458 warrants are outstanding.

On March 23, 2003, in connection with a loan under which SunLink borrowed $700, SunLink issued a warrant exercisable for 17,500 common shares for a nominal exercise price of $0.01 per share. On October 3, 2003, in connection with the HealthMont Term Note under which SunLink borrowed $2,300 from the same lender, SunLink issued a warrant exercisable for 57,500 common shares for a nominal exercise price of $0.01 per share. Both warrants were exercised in December 2004 and 75,000 common shares were issued. On October 3, 2003, in connection with the HealthMont acquisition and assumption of certain HealthMont debt, SunLink issued a warrant exercisable for 26,723 common shares for a nominal exercise price of $0.01 per share. This warrant was repurchased by the Company in October 2004 for $100.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Rights Plan—On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combinations approved by the Board of Directors. The Rights expire on February 8, 2014 unless the Company redeems them at an earlier date. The Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, at any time prior to a public announcement that a person has become an Acquiring Person.

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2002	$(79)	$(260)	$(339)
Current period change	(88)	(36)	(124)

June 30, 2003	(167)	(296)	(463)
Current period change	(43)	99	56

June 30, 2004	(210)	$(197)	$(407)
Current period change	25	(141)	(116)

June 30, 2005	$(185)	$(338)	$(523)

9.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations include the following:

	Year ended June 30,
	2005	2004	2003
Domestic:
Current	$1,186	$232	$247
Deferred	69	(907)

Total income tax expense (benefit)	$1,255	$(675)	$247

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets recorded in the balance sheets include the following:

	June 30,
	2005	2004
Domestic:
Net operating loss carryforward	$3,028	3,176
Provision for loss on discontinued operations	61	97
Depreciation expense	(4,148)	(2,730)
Allowances for receivables	1,270	2,355
Accrued expenses	2,892	2,106
Pension liabilities	(127)	(55)
Other	40	43

	3,016	4,992
Less valuation allowance	(1,806)	(3,971)

Total domestic deferred tax assets	1,210	1,021

Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	0	0

Net deferred tax assets	$1,210	$1,021

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2005	2004	2003
Income taxes at Federal statutory rate	$1,917	$(660)	$613
Changes in valuation allowance—continuing operations	(914)	(165)	(119)
U.S. state income taxes	129	232	138
Other	123	(82)	(385)

Total income tax expense (benefit)—continuing operations	$1,255	$(675)	$247

The Company provided a $1,806 deferred tax valuation allowance for domestic assets as of June 30, 2005 so that the net domestic deferred tax assets were $1,210 as of June 30, 2005. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,806 representing that portion of the domestic tax asset which may not be utilized. The Company had a deferred tax valuation allowance for the domestic tax asset at June 30, 2004 of $3,971 so that the net domestic assets at June 30, 2004 were $1,021. The domestic net operating loss carryforwards expire in 2021.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2005 and 2004, respectively, so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is more likely than not that none of its foreign deferred tax asset will be realized thorough future taxable earning

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

10.	EMPLOYEE BENEFITS

Defined Benefit Plans—Prior to SunLink’s acquisition of its initial hospitals, it historically maintained defined benefit retirement plans covering substantially all of its employees. No defined benefit plan is maintained for the community hospital segment employees. Benefits are based on years of service and level of earnings. SunLink funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net domestic pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2005 and 2004, SunLink recognized curtailment losses of $27 and $31, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2005, the plan’s assets are invested 82% in cash and short term investments, 11% in equity investments and 7% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 4 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 6.5% is based upon the plan’s historical return on assets. The plan expects to pay $56, $53, $65, $62 and $58 in pension benefits in the years ended June 30, 2006 though 2010, respectively. The plan expects to pay $373 in pension benefits for the years June 30, 2011 through 2015, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make contributions to the plan of approximately $150 in the year ending June 30, 2006.

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2005	2004	2003
Service cost	$0	$0	$0
Interest cost	69	83	82
Expected return on assets	(66)	(53)	(48)
Amortization of prior service cost	15	26	20

Net pension expense	$18	$56	$54

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	June 30,
	2005	2004
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,168	$1,417
Service cost
Interest cost	68	83
Actuarial (gain) loss	199	(89)
Benefits paid	(115)	(243)

Benefit obligation at end of year	$1,320	$1,168

Change in Plan Assets
Fair value of plan assets at beginning of year	$786	$776
Actual return (loss) on plan assets	8	57
Company contributions	490	196
Benefits paid	(115)	(243)

Fair value of plan assets at end of year	$1,169	$786

Funded (unfunded) status of the plans	(151)	(382)
Unrecognized actuarial loss (gain)	512	299

Accrued cost	$361	$(83)

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost
Accrued benefit liability	$(151)	$(382)
Accumulated other comprehensive income*	512	299

Net amount recognized	$361	$(83)

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. HealthMont had an existing 401(k) plan at the acquisition date which covered substantially all of the employees of the HealthMont hospitals. The HealthMont plan was merged into the SunLink plan in January 2005. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its Board of Directors. No matching of HealthMont employees’ contribution was made prior to the merger of the HealthMont plan into the SunLink plan. Plan expense was $427, $427 and $363 for the years ended June 30, 2005, 2004 and 2003, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 15 years. Rent expense was $2,365, $2,683 and $1,959, for the years ended June 30, 2005, 2004 and 2003, respectively. Minimum lease commitments as of June 30, 2005 are as follows:

Fiscal year ending June 30:
2006	$1,827
2007	892
2008	750
2009	590
2010	342
Thereafter	2,140

Total minimum lease payments	$6,541

Physician Guarantees—At June 30, 2005 SunLink had contracts with seven physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $2,259, $2,717 and $1,407 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Noncancelable commitments under these employment contracts as of June 30, 2005 are as follows:

Fiscal year ending June 30:
2006	$1,900
2007	342
2008	240
2009	20

Total	$2,502

Management Information Systems—SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system to be implemented upon expiration of our existing software lease and support agreements which have unexpired terms of up to 9 months. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation—The Company is a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

The health care industry is subject to numerous laws and regulations of Federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Recently, Government activity has increased with respect to investigations and allegations concerning possible violations of regulations by health care providers, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions which have compliance dates beginning in April 2003 and ending in May 2007. Organizations are subject to significant fines and penalties if found not to be in compliance with HIPAA.

12.    RELATED PARTIES

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provide services to SunLink. We have paid an aggregate of $655, $811 and $680 to these law firms in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Another director received $3 and $9 in the fiscal years ended June 30, 2005 and 2004, respectively, as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

On August 29, 2003, SunLink entered into a $3,000 standby bridge loan facility with a private investor fund, SunLink’s Chairman and CEO and one SunLink director. The facility had a 90-day commitment period during which the funds could be borrowed. The facility also had a $20 standby commitment fee that was fully-earned on the commitment date and was non-refundable. The $20 standby fee was paid in September 2003. The standby bridge loan was entered into by SunLink for short-term financing requirements due to the bankruptcy in August 2003 of its revolving line of credit facility lender. The 90-day commitment period passed without any borrowings being made under the standby facility.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EARNINGS PER SHARE (Share Amounts in Thousands)

	Years Ended June 30,
	2005		2004		2003
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$4,383		$(1,267)		$1,560

Basic:
Weighted-average shares outstanding	7,166	$0.61	6,246	$(0.20)	5,002	$0.31

Diluted:
Weighted-average shares outstanding	7,711	$0.57	6,246	$(0.20)	5,290	$0.29

Earnings (loss) from discontinued operations	$157		$14,692		$(1,007)

Basic:
Weighted-average shares outstanding	7,166	$0.02	6,246	$2.35	5,002	$(0.20)

Diluted:
Weighted-average shares outstanding	7,711	$0.02	6,246	$2.35	5,290	$(0.19)

Net Earnings	$4,540		$13,425		$553

Basic:
Weighted-average shares outstanding	7,166	$0.63	6,246	$2.15	5,002	$0.11

Diluted:
Weighted-average shares outstanding	7,711	$0.59	6,246	$2.15	5,290	$0.10

Weighted-average number of shares outstanding—basic	7,166		6,246		5,002

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	545		0		288

Weighted-average number of shares outstanding—diluted	7,711		6,246		5,290

Dilutive securities from stock warrants of 246 for the years ended June 30, 2005 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Dilutive securities from stock options and warrants of 449 for the year ended June 30, 2004 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Dilutive securities from stock warrants of 999 for the year ended June 30, 2003 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Share Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2005 and 2004, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	YEAR ENDED JUNE 30, 2005	$33,001	$33,893	$31,291	$30,457
	YEAR ENDED JUNE 30, 2004	$31,000	$29,995	$30,179	$21,262
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	YEAR ENDED JUNE 30, 2005	955	2,453	652	323
	YEAR ENDED JUNE 30, 2004	(1,087)	405	178	(763)

NET EARNINGS (LOSS)	YEAR ENDED JUNE 30, 2005	1,103	2,439	689	309
	YEAR ENDED JUNE 30, 2004	14,304	329	(118)	(1,090)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	YEAR ENDED JUNE 30, 2005	0.13	0.34	0.09	0.05
	YEAR ENDED JUNE 30, 2004	(0.15)	0.06	0.03	(0.15)

Diluted	YEAR ENDED JUNE 30, 2005	0.12	0.32	0.08	0.04
	YEAR ENDED JUNE 30, 2004	(0.15)	0.06	0.03	(0.15)
Net earnings (loss):
Basic	YEAR ENDED JUNE 30, 2005	0.15	0.34	0.10	0.04
	YEAR ENDED JUNE 30, 2004	2.03	0.05	(0.02)	(0.22)

Diluted	YEAR ENDED JUNE 30, 2005	0.14	0.32	0.09	0.04
	YEAR ENDED JUNE 30, 2004	2.03	0.05	(0.02)	(0.22)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	YEAR ENDED JUNE 30, 2005	7,167	7,158	7,162	7,177
	YEAR ENDED JUNE 30, 2004	7,034	6,406	6,338	5,045

Diluted	YEAR ENDED JUNE 30, 2005	7,761	7,707	7,673	7,699
	YEAR ENDED JUNE 30, 2004	7,034	6,949	6,717	5,045

Net earnings for the fourth quarter of the year ended June 30, 2004 included $16,375 of an after-tax gain on the sale of Mountainside Medical Center.