Form 10-Q
period 2005-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2005-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 10, 2005 was 7,242,578.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,950	$5,281
Receivables - net	13,286	14,549
Medical supplies	2,454	2,350
Deferred income tax asset	1,580	1,210
Prepaid expenses and other	1,280	1,464

Total Current Assets	25,550	24,854

Property, Plant and Equipment, at cost	44,622	43,073
Less accumulated depreciation and amortization	7,953	7,198

Property, Plant and Equipment - net	36,669	35,875

Goodwill	2,944	2,944
Other assets	1,709	1,767

Total Assets	$66,872	$65,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,319	$6,075
Third-party payor settlements	4,652	3,733
Current maturities of long-term debt	931	843
Accrued payroll and related taxes	4,063	4,821
Income taxes	1,038	893
Other accrued expenses	5,428	5,336

Total Current Liabilities	21,431	21,701

Long-Term Liabilities:
Long-term debt	9,159	9,199
Noncurrent liability for professional liability risks	4,433	3,966
Noncurrent liabilities of discontinued operations	1,254	1,273

Total Long-term Liabilities	14,846	14,438

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,242 shares at September 30, 2005 and 7,198 shares at June 30, 2005	3,621	3,599
Additional paid-in capital	7,736	7,589
Retained earnings	19,739	18,636
Accumulated other comprehensive loss	(501)	(523)

Total Shareholders’ Equity	30,595	29,301

Total Liabilities and Shareholders’ Equity	$66,872	$65,440

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED September 30,
	2005	2004
Net Revenues	$33,899	$30,457

Cost of Patient Service Revenues:
Salaries, wages and benefits	16,175	14,656
Provision for bad debts	3,868	3,007
Supplies	3,622	3,469
Purchased services	2,150	1,730
Other operating expenses	4,753	5,300
Rent and lease expense	618	943
Depreciation and amortization	768	634

Cost of patient service revenues	31,954	29,739

Operating Profit	1,945	718

Other Income (Expense):
Interest expense	(275)	(320)
Interest income	20	13

Earnings From Continuing Operations before Income Taxes	1,690	411

Income Tax Expense	606	88

Earnings From Continuing Operations	1,084	323

Earnings (Loss) from Discontinued Operations	19	(14)

Net Earnings	$1,103	$309

Earnings Per Share:
Continuing Operations:
Basic	$0.15	$0.05

Diluted	$0.14	$0.04

Net Earnings:
Basic	$0.15	$0.04

Diluted	$0.14	$0.04

Weighted-Average Common Shares Outstanding:
Basic	7,205	7,177

Diluted	7,791	7,699

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED September 30,
	2005	2004
Net Cash Provided By (Used In) Operating Activities	$3,083	$(2,373)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(1,302)	(519)

Net Cash Used in Investing Activities	(1,302)	(519)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	113	16
Revolving advances, net	—	(1,291)
Payments on long-term debt	(225)	(210)

Net Cash Used in Financing Activities	(112)	(1,485)

Net Increase (Decrease) in Cash and Cash Equivalents	1,669	(4,377)

Cash and Cash Equivalents at Beginning of Period	5,281	7,079

Cash and Cash Equivalents at End of Period	$6,950	$2,702

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$271	$318

Income taxes	$846	$3,838

Non-cash investing and financing activities - Capital leases	$272	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2005 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we’ “our”. “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 16, 2005. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2003, SunLink acquired two additional hospitals pursuant to its acquisition of HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2005, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2005	2004
Earnings (Loss) from Discontinued Operations:

Mountainside Medical Center:
Earnings from operations:	$38	$—
Income taxes	(13)

Earnings from Mountainside Medical Center after taxes	25

Life sciences and engineering segment:

Loss from operations	(6)	(14)

Earnings (Loss) from Discontinued Operations	$19	$(14)

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The net proceeds of the sale were used to repay debt and related transaction costs. The retained assets and liabilities of Mountainside are shown in Other assets and Other accrued expenses on the consolidated balance sheet. The pre-tax earnings from operations for the three months ended September 30, 2005 resulted from collection of receivables in excess of allowances for uncollectible amounts.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2005 and 2004, respectively, were the following:

	Three Months Ended September 30,
	2005	2004
Service cost	—	—
Interest cost	23	21
Expected return on assets	(22)	(14)
Amortization of prior service cost	5	7

Net pension expense	$6	$14

SunLink did not contribute to the plan in the three months ended September 30, 2005. We expect to contribute $150 to the plan through the end of the fiscal year ending June 30, 2006.

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2005, included $1,118 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves - Over the past sixteen years SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as stock options. The effect of adoption of this standard by the Company for the three months ended September 30, 2005 was a $57 increase in salaries, wages and benefit expense for stock options issued to employees and directors of the Company in the results of operations. The fair value of the stock options granted were estimated using the Black-Scholes option pricing model.

Prior to the adoption of SFAS No. 123R on July 1, 2005, SunLink measured compensation costs for stock options issued to employees and directors using the intrinsic value-based method of accounting. Pro forma net earnings and net earnings per share amounts that would have resulted had compensation costs been determined using the fair value-based method are as follows:

Three Months Ended September 30, 2004
Net Earnings as reported:	$309

Less: total stock-based compensation determined under the fair value-based method for all awards, net of income tax	8

Pro Forma net earnings	$301

Net earnings per share attributable to common shareholders:

Basic:
As reported	$0.04

Pro Forma	$0.04

Diluted:
As reported	$0.04

Pro forma	$0.04

Note 5. – Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this Issue by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. . .. .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement was effective for the Company during the quarter ended September 30, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be approximately $200 decrease in results of operations.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion 20 previously required that such a change be reported as a change in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2005	June 30, 2005
Patient accounts receivable (net of contractual allowances)	$20,995	$21,814
Less allowance for doubtful accounts	(7,714)	(7,270)

Patient accounts receivable, net	13,281	14,544

Other accounts receivable	5	5

Receivables - net	$13,286	$14,549

Net revenues included increases of $720 and $159 for the three months ended September 30, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2005	June 30, 2005
SunLink Term Loan A	$9,389	$9,556
Capital lease obligations	701	486

	10,090	10,042
Less current maturities	(931)	(843)

	$9,159	$9,199

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2005 of approximately $29,389. As of September 30, 2005, only the SunLink Term Loan A was drawn, of which $9,389 was outstanding. The proceeds were used to repay outstanding debt in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during fiscal year ending June 30, 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $606 ($455 federal and $151 state tax expense) and $88 (all state taxes) was recorded for the three months ended September 30, 2005 and 2004, respectively. The $455 federal tax expense for the three months ended September 30, 2005 included $370 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,400 at September 30, 2005. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2005, we have provided a partial valuation allowance of the deferred tax so that the net domestic tax asset was $1,580. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended September 30,
	2005	2004
Net earnings:	$1,103	$309
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	22	—

Comprehensive earnings	$1,125	$309

Note 10. - Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2005, included $1,118 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system with implementation scheduled to be completed before expiration of our existing software lease and support agreements which have unexpired terms of up to one year. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $273. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the estimated useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ended September 30, 2005 and is expected to be completed by September 30, 2006.

As of September 30, 2005, SunLink had no material future commitments for capital expenditures except for the management information systems conversion project discussed in the previous paragraph. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $3,700 in capital expenditures during the remaining nine months of the fiscal year ending June 30, 2006, primarily for new and replacement equipment and the management information system conversion project.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well the expenditure of significant amounts of capital, to the extent available, for selected hospital acquisitions.

SunLink is a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at September 30, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$931	$1,754	$2,389
2 years	911	1,052	598
3 years	812	861	180
4 years	709	640
5 years	6,727	341
More than 5 years		2,085

	$10,090	$6,733	$3,167

At September 30, 2005, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed physician guarantees of $419 and $681 for the three months ended September 30, 2005 and 2004, respectively. The table above shows the maximum obligations SunLink had at September 30, 2005 for the non-cancelable commitments under physician guarantee contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Forward-Looking Statements

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospital and other business operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts;

•	the cost and management distraction (both at corporate and hospital levels), relating to “hostile” takeover proposals; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Risk Factors Relating to an Investment in SunLink

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. In addition to other information contained in that Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

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

SunLink’s success in making selected acquisitions may be restrained by competition to acquire hospitals and by laws relating to hospital acquisitions.

One element of SunLink’s business strategy is expansion through the selective acquisitions of community hospitals in selected markets. The competition to acquire hospitals in the markets that SunLink targets is significant, and SunLink may not be able to make suitable acquisitions on terms favorable to it if other healthcare companies, including those with greater financial resources, are competing for the same businesses. In order to make future acquisitions SunLink may be required to incur or assume additional indebtedness. SunLink may not be able to obtain financing, if necessary, for any acquisitions that it might desire to make or it might be required to borrow at higher rates and on less favorable terms than its competitors.

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

As part of its growth strategy, SunLink will seek further growth through acquisitions of community hospitals, via mergers or otherwise, or to enhance its position in its core areas of operation. This strategy entails risks that could negatively affect SunLink’s results of operations or financial condition. These risks include:

•	unidentified liabilities of the companies SunLink may acquire or merge with;

•	the possible inability to successfully integrate and manage acquired operations and personnel;

•	the potential failure to achieve the economies of scale or synergies sought; and

•	the diversion of management’s attention away from other ongoing business concerns.

Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although SunLink has policies which require acquired facilities to implement SunLink compliance standards, and generally will seek indemnification from prospective sellers covering these matters, SunLink may become liable for past activities of acquired businesses.

Significant capital investments may be required to achieve SunLink’s operational and growth plans, which may affect SunLink’s competitive position, reduce earnings and negatively affect the value of your SunLink common stock.

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

Because physicians generally direct the majority of hospital admissions and outpatient services, SunLink’s success is, in part, dependent upon the number and quality of physicians on the medical staffs of its hospitals, the admissions and referrals practices of the physicians at its hospitals and its ability to maintain good relations with its physicians. Physicians at SunLink hospitals are generally not employees of the hospitals at which they practice and, in many of the markets that SunLink serves, most physicians have admitting privileges at other hospitals in addition to SunLink’s hospitals. If SunLink is unable to successfully maintain good relationships with physicians, admissions at SunLink hospitals may decrease and SunLink’s operating performance could decline.

SunLink depends heavily on its senior and local management personnel, and the loss of the services of one or more of SunLink’s key senior management personnel or SunLink’s key local management personnel could weaken SunLink’s management team and its ability to deliver healthcare services.

SunLink has been, and will continue to be, dependent upon the services and management experience of its executive officers. If any of SunLink’s executive officers were to resign their positions or otherwise be unable to serve, SunLink’s management could be weakened and operating results could be adversely affected. In addition, SunLink’s success depends on its ability to attract and retain managers at its hospitals and related facilities, on the ability of hospital-based officers and key employees to manage growth successfully, and on their ability to attract and retain skilled employees. If SunLink is unable to attract and retain effective local management, SunLink’s operating performance could decline.

SunLink’s success depends on its ability to attract and retain qualified healthcare professionals, and a shortage of qualified healthcare professionals in certain markets could weaken its ability to deliver healthcare services.

In addition to the physicians and management personnel whom SunLink employs, SunLink’s operations are dependent on the efforts, ability and experience of other healthcare professionals, such as nurses, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of each individual SunLink hospital. SunLink’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause SunLink’s operating performance to decline. While SunLink has experienced occasional delays in the hiring of nurses, pharmacists, certain medical technicians and other healthcare professionals and in obtaining healthcare professionals with the optimum level of experience or training desired, the severe shortages that certain healthcare providers have faced in some markets, particularly in urban areas, to date have not been present in the community hospital markets served by SunLink.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments, and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 79% of its patient days and 64% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2005. Previous legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects.

Revenue and profitability may be constrained by future cost containment initiatives undertaken by purchasers of healthcare services if SunLink is unable to contain costs.

SunLink derived approximately 36% of its net patient revenues for the fiscal year ended June 30, 2005 from private payors and other non-governmental sources who contributed approximately 21% of SunLink’s patient days. SunLink’s hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of SunLink’s admissions, resulting in reduced hospital revenue growth nationwide. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If SunLink is unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of its operations and cash flow will be adversely affected.

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

SunLink faces intense competition from other hospitals and healthcare providers which may result in a decline in revenues, profitability or market share.

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

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Each of our hospitals operates in geographic areas where they compete with at least one other hospital that provides services comparable to those offered by our hospitals. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by SunLink’s facilities. Some of the competing hospitals are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. In some of these markets, SunLink’s hospitals also face competition from for-profit hospital companies which have substantially greater resources as well as other providers such as outpatient surgery and diagnostic centers.

The intense competition from other hospitals and other healthcare providers may result in a decline in SunLink’s revenues, profitability or market share.

SunLink conducts business in a heavily regulated industry; changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

The healthcare industry is subject to extensive Federal, state and local laws and regulations relating to:

•	licensure;

•	conduct of operations;

•	ownership of facilities;

•	addition of facilities and services;

•	confidentiality, maintenance and security issues associated with medical records;

•	billing for services; and

•	prices for services.

These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations, including in particular, Medicare and Medicaid antifraud and abuse amendments, codified in Section 1128B(b) of the Social Security Act and known as the “anti-kickback statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other Federal healthcare programs.

As authorized by Congress, the United States Department of Health and Human Services, or HHS, has issued regulations which describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal. However, business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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

The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws to include all healthcare services, whether or not they are reimbursed under a Federal program. In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services in which the physicians or their immediate family members have an ownership interest or certain other financial arrangements.

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

Government officials charged with responsibility for enforcing healthcare laws could assert that SunLink or any of the transactions in which the company or its subsidiaries or their predecessors is or was involved, are in violation of these laws. It is also possible that these laws ultimately could be interpreted by the courts in a manner that is different from the interpretations made by each company. A determination that either SunLink or its subsidiaries or their predecessors is or was involved in a transaction that violated these laws, or the public announcement that SunLink or its subsidiaries or their predecessors is being investigated for possible violations of these laws, could have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects and SunLink’s business reputation could suffer significantly.

The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed.

SunLink’s hospitals and other healthcare facilities are subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

All states in which SunLink currently owns hospitals have laws affecting acute care hospital facilities and services known as “certificate of need” laws. These states require prior approval for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of healthcare facilities, based on determination of need for additional or expanded facilities or services. The required approval is known generally as a certificate of need or CON. A CON may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink owns or in the future may own hospitals could subject its hospitals to greater competition making it more difficult to operate profitably.

SunLink could be subject to claims related to discontinued operations and hospitals sold by our HealthMont subsidiary prior to its acquisition.

Over the past sixteen years, SunLink has discontinued operations carried on by its former industrial, U.K. leisure marine, life sciences and engineering, and U.K. child safety segments, as well as our U.K. housewares segment. Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. We also have disposed of one of our original hospitals. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with its operations. SunLink intends to adjust its estimates of required reserves from time to time as additional information is developed and evaluated.

We are subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

We are subject to potential claims for professional liability (medical malpractice), both in connection with our current operations, as well as acquired operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within our self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have increased substantially in recent times and we can not assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $30,000 credit facility (of which approximately $20,000 was available to borrow at September 30, 2005) and its additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or of the price at which any securities might be offered. Such transactions might include one or more of the sale of common shares to outsiders, the offer to existing shareholders of the right to acquire additional shares, or the reduction in the exercise price of SunLink’s outstanding warrants to a level and on terms that would be expected to result in their immediate exercise. While the board of directors has not decided to affect any of these transactions at this time, it may do so in the future. Any of these transactions could result in dilution in the value of existing shares.

Forward-looking statements in this quarterly report may prove inaccurate.

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

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursements percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At September 30, 2005, there were no material claims or disputes with third-party payors.

Allowance for Doubtful Accounts – Substantially all of SunLink’s receivables result from providing healthcare services to patients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. The Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within six months of billing.

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

Stock-Based Compensation -Effective July 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires measuring compensation cost for share options using a fair-value-based method for employee stock options issued after and for non-vested employee stock options outstanding at the adoption date.

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 (“SHL Facilities”) and the two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	Three Months Ended September 30,
	2005	2004	% Change
Net revenues	$33,899	$30,457	11.3%
Cost of patient service revenues	(31,954)	(29,739)	7.4%

Operating profit	1,945	718	170.9%

Interest expense	(275)	(320)	(14.1)%
Interest income	20	13	53.8%

Earnings from Continuing Operations before Income Taxes	$1,690	$411	311.2%

Admissions	2,584	2,508	3.0%

Equivalent Admissions	6,582	6,305	4.4%

Surgeries	1,220	1,285	(5.1)%

Revenue per Equivalent Admission	$5,150	$4,831	6.6%

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

Results of Operations

Net revenues for the quarter ended September 30, 2005 were $33,899 with a total of 6,582 equivalent admissions and revenues per equivalent admission of $5,150 compared to net revenues of $30,457, a total of 6,305 equivalent admissions and revenues per equivalent admission of $4,831 for the quarter ended September 30, 2004. The 11.3% increase in net revenues for the quarter ended September 30, 2005 was due to a 4.4% increase in equivalent admissions and a 6.6% increase in revenue per equivalent admission. Net outpatient service revenues increased $2,368, an 18.2% increase from last year to $15,360 for the three months ended September 30, 2005 and increased to 45.3% of net revenues from 42.7% last year.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues. We added six net new doctors during the year ended June 30, 2005 and three net new doctors during the three months ended September 30, 2005. During the three months ended September 30, 2005, SunLink spent $419 on physician guarantees and recruiting expenses compared to $681 for the same period last year. We also have expended approximately $5,331 for capital expenditures to upgrade services and facilities since July 1, 2004. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues, admissions and equivalent admissions for the three months ended September 30, 2005 compared to the prior year’ quarter. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended, September 30,
	2005	2004
Source
Medicare	44.6%	45.6%
Medicaid	16.7%	17.9%
Self pay	8.5%	8.5%
Commercial Insurance & Other	30.2%	28.0%

	100.0%	100.0%

During the three months ended September 30, 2005, we have experienced a decrease in Medicare and Medicaid as a percentage of net revenues with an increase in Commercial Insurance and other revenues. In each case, the changes were due primarily to increased managed care patients. In absolute dollars, Medicare and Medicaid net revenues increased in the three months ended September 30, 2005, compared to the prior year, but the increases were at lower rates than the overall 11.3% increase.

Cost of patient service revenues, including depreciation, was $31,954 and $29,739 for the three months ended September 30, 2005 and 2004, respectively.

	Cost of Patient Service Revenue As % of Net Revenues Three Months Ended September 30,
	2005	2004
Salaries, wages and benefits	47.7%	48.1%
Provision for bad debts	11.4%	9.9%
Supplies	10.7%	11.4%
Purchased services	6.3%	5.7%
Other operating expenses	14.0%	17.4%
Rent and lease expense	1.8%	3.1%

Each major classification except provision for bad debts and purchased services decreased as a percentage of net revenues during the three months ended September 30, 2005, due to the increased net revenues during the period. Provision for bad debt expense increased as a percent of net revenue in the current year due to an increase of approximate $278 of self-pay revenues, increases in charges for services rendered that were not collected and overall decreased collections as a percentage of revenues due to greater market penetration in its geographic areas served. Purchased services increased as a percent of net revenue due to increased usage of outside services such as radiology, nuclear medicine and MRI. The decrease in rent and lease expense as a percentage of net revenues in the first quarter of this year is due to $300 of expense last year for lease guarantees assumed in the HealthMont acquisition relating to leased property at the facilities HealthMont owned prior to its acquisition by SunLink.

Depreciation and amortization expense increased $134 for the three months ended September 30, 2005 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $5,331 of capital expenditures in the past 15 months.

Operating profit for the three months ended September 30, 2005 was $1,945 or 5.7% of net revenues compared to $718 or 2.4% of net revenues for the three months ended September 30, 2004. The increase in operating profit as a percentage of net revenues was primarily attributable to higher net revenues. The increase in operating profit for the current year’s three months is attributable to the increased net revenues in the current year. Management believes that the Company’s charges for comparable services may be less than certain of its competitors in certain markets which may allow for price adjustments in such markets.

Interest expense was $275 and $320 for the three months ended September 30, 2005 and 2004, respectively. The decreased interest expense in the current year was due to lower interest rates related to the SunLink Term Loan that was entered into in October 2004 compared to higher interest rate debt repaid by SunLink in October 2004. Approximately $7,700 of debt was repaid in October 2004 which was assumed in our October 2003 acquisition of HealthMont.

Income tax expense of $606 ($455 federal and $151 state tax expense) and $88 (all state taxes) was recorded for the three months ended September 30, 2005 and 2004, respectively. The $455 federal tax expense for the three months ended September 30, 2005 included $370 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,400 at September 30, 2005. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2005, we have provided a partial valuation allowance of the deferred tax so that the net domestic tax asset was $1,580. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $1,084 ($0.14 per fully diluted share) in the quarter ended September 30, 2005 compared to earnings from continuing operations of $323 ($0.04 per fully diluted share) in the comparable quarter last year. Increased operating profit and lower interest expense in the current year’s quarter, offset partially by increased income tax expense, resulted in the increased earnings from continuing operations in the current year. Net earnings of $1,103 ($0.14 per fully diluted share) in the quarter ended September 30, 2005 compared to net earnings of $309 ($0.04 per fully diluted share) in the quarter ended September 30, 2004.

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

Operating profit for the three months ended September 30, 2005 and 2004, respectively, was as follows:

	Three Months Ended September 30,
	2005	2004
SHL Facilities Ebitda (5 hospitals)	$3,505	$2,244
HealthMont Facilities Ebitda (2 hospitals)	283	88
Corporate overhead costs	(1,075)	(980)
Depreciation and amortization	(768)	(634)

Operating profit	$1,945	$718

Liquidity and Capital Resources

We generated $3,083 of cash in operating activities during the three months ended September 30, 2005 compared to $2,373 of cash used during the comparable period last year. The cash generated from operations in the current year resulted from the $1,103 net earnings for the period, $768 of depreciation and amortization for the period and approximately $1,212 of cash generated from decreased net assets. Cash was generated from operations from decreased receivables, increased third-party payor settlements and liabilities for professional risks, offset by decreased accounts payable and other accrued expenses. The cash usage in the prior year’s quarter resulted from approximately $3,838 of income tax payments related to the gain on the sale of Mountainside in June 2004.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $9,389 was outstanding at September 30, 2005. The proceeds were used to repay $7,700 of HealthMont debt which was payable on August 31, 2005. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit fro hospital capital projects, equipment purchases and working capital needs. The $10,000 term loan draws under the $5,000 term loan are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2005 of approximately $29,389. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions (or a portion thereof) or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $1,302 for capital improvements at our hospitals during the three months ended September 30, 2005. We believe attractive and up to date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $3,700 for capital expenditures during the remaining nine months of the fiscal year ending June 30, 2006.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well the expenditure of significant amounts of capital, to the extent available, for selected hospital acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $29,389 at September 30, 2005, of which $9,389 was outstanding under a term loan. The current remaining availability of approximately $20,000 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at September 30, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$931	$1,754	$2,389
2 years	911	1,052	598
3 years	812	861	180
4 years	709	640
5 years	6,727	341
More than 5 years		2,085

	$10,090	$6,733	$3,167

At September 30, 2005, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $419 and $681 for physician guarantees for the three months ended September 30, 2005 and 2004, respectively. The table above shows the maximum obligations SunLink had at September 30, 2005 for the non-cancelable commitments under physician guarantee contracts.

At September 30, 2005, we had outstanding long-term debt of $10,090 of which $9,389 was incurred in connection with the SunLink Credit Facility and $701 was related to capital leases.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system with implementation scheduled to be completed before expiration of our existing software lease and support agreements which have unexpired terms of up to one year. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $273. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the estimated useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006.

Discontinued Operations

SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2005, included $1,118 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989, guarantees of certain obligations of former subsidiaries and claims and litigation incidental to our businesses for which it is impossible to determine their ultimate liability, if any, or which are immaterial in amount. We are currently in the process of liquidating two dormant subsidiaries in Germany and France and one United Kingdom subsidiary is in involuntary liquidation. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

We incurred minimal incremental costs related to compliance with Sarbanes-Oxley during the three months ended September 30, 2005. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that the three different management information systems are in use among our seven hospitals are not scheduled to be completely replaced by a single system until September 30, 2006.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion rights that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted into or settled in shares based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. This Issue was effective for reporting periods ending after December 15, 2004. The adoption of this Issue by the Company did not have a material impact on the Company’s reported diluted earnings per share.

In November 2005, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired transparency, comparability and credibility of financial statements. This statement was effective for the Company during the three months ended September 30, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be a decrease of approximately $200 in results of operations.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle, and changes in the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provide services to SunLink. The Company has paid an aggregate of $149 for legal services to these law firms in the three months ended September 30, 2005, respectively. Another director received $3 during the three months ended September 30, 2004 as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our the credit facility completed in October 2004. At September 30, 2005, borrowings under the facility of $9,389 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $94 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 6. EXHIBITS

Exhibits:

10.29	Employment Letter, dated April 30, 2001, by and between KRUG International Corp. Health Systems, Inc. and Mark Stockslager.

10.30	Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Principal Accounting Officer

Dated: November 14, 2005