Form 10-Q
period 2005-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2006-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of February 10, 2006 was 7,242,578.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,606	$5,281
Receivables - net	13,809	14,549
Medical supplies	2,489	2,350
Deferred income tax asset	838	1,210
Prepaid expenses and other	2,401	1,464

Total Current Assets	23,143	24,854

Property, Plant and Equipment, at cost	46,431	43,073
Less accumulated depreciation and amortization	8,730	7,198

Property, Plant and Equipment - net	37,701	35,875

Goodwill	2,944	2,944
Other assets	1,649	1,767

Total Assets	$65,437	$65,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,883	$6,075
Third-party payor settlements	5,101	3,733
Current maturities of long-term debt	933	843
Accrued payroll and related taxes	3,806	4,821
Income taxes	—	893
Other accrued expenses	4,452	5,336

Total Current Liabilities	20,175	21,701

Long-Term Liabilities:
Long-term debt	8,925	9,199
Noncurrent liability for professional liability risks	3,431	3,966
Noncurrent liabilities of discontinued operations	1,241	1,273

Total Long-term Liabilities	13,597	14,438

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,243 shares at December 31, 2005 and 7,198 shares at June 30, 2005	3,621	3,599
Additional paid-in capital	7,891	7,589
Retained earnings	20,641	18,636
Accumulated other comprehensive loss	(488)	(523)

Total Shareholders’ Equity	31,665	29,301

Total Liabilities and Shareholders’ Equity	$65,437	$65,440

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2005	2004	2005	2004
Net Revenues	$32,242	$31,291	$66,141	$61,748

Cost of Patient Service Revenues:
Salaries, wages and benefits	16,171	15,068	32,346	29,724
Provision for bad debts	3,519	3,264	7,387	6,271
Supplies	3,529	3,456	7,151	6,925
Purchased services	2,082	1,860	4,232	3,590
Other operating expenses	3,599	5,085	8,352	10,385
Rent and lease expense	604	641	1,222	1,584
Depreciation and amortization	784	589	1,552	1,223

Cost of patient service revenues	30,288	29,963	62,242	59,702

Operating Profit	1,954	1,328	3,899	2,046

Other Income (Expense):
Interest expense	(286)	(276)	(561)	(596)
Interest income	19	12	39	25
Loss on early repayment of debt	—	(384)	—	(384)

Earnings From Continuing Operations before Income Taxes	1,687	680	3,377	1,091

Income Tax Expense	770	28	1,376	116

Earnings From Continuing Operations	917	652	2,001	975

Earnings (Loss) from Discontinued Operations	(15)	37	4	23

Net Earnings	$902	$689	$2,005	$998

Earnings Per Share:
Continuing Operations:
Basic	$0.13	$0.09	$0.28	$0.14

Diluted	$0.12	$0.08	$0.26	$0.13

Net Earnings:
Basic	$0.12	$0.10	$0.28	$0.14

Diluted	$0.11	$0.09	$0.26	$0.13

Weighted-Average Common Shares Outstanding:
Basic	7,242	7,162	7,224	7,168

Diluted	7,860	7,673	7,825	7,687

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED December 31,
	2005	2004
Net Cash Provided By (Used In) Operating Activities	$1,775	$(2,831)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(3,110)	(1,192)

Net Cash Used in Investing Activities	(3,110)	(1,192)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	116	25
Proceeds from long-term debt	—	10,000
Revolving advances, net	—	(2,591)
Payments on long-term debt	(456)	(6,944)

Net Cash Provided by (Used in) Financing Activities	(340)	490

Net Decrease in Cash and Cash Equivalents	(1,675)	(3,533)

Cash and Cash Equivalents at Beginning of Year	5,281	7,079

Cash and Cash Equivalents at End of Period	$3,606	$3,546

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$555	$489

Income taxes	$2,880	$3,873

Non-cash investing and financing activities - Capital leases	$272	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six months periods ended December 31, 2005 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 16, 2005. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the six months ended December 31, 2005, SunLink concentrated its efforts on the operation and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Earnings (Loss) from discontinued operations:

Mountainside Medical Center:
Earnings (Loss) from operations	$(20)	$51	$18	$51
Income tax (expense)	11	—	(2)	—

Earnings (Loss) from Mountainside Medical Center after taxes	(9)	51	16	51
Life sciences and engineering segment:
Loss from operations	(6)	(14)	(12)	(28)

Earnings (Loss) from discontinued operations	$(15)	$37	$4	$23

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

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six months ended December 31, 2005 and 2004, respectively, were the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	23	21	46	42
Expected return on assets	(22)	(14)	(44)	(28)
Amortization of prior service cost	5	7	10	14

Net pension expense	$6	$14	$12	$28

SunLink did not contribute to the plan in the six months ended December 31, 2005. We expect to contribute $200 to the plan through the end of the fiscal year ending June 30, 2006.

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2005, included $1,105 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves - Over the past sixteen years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as stock options. The effect of adoption of this standard by the Company for the three and six months ended December 31, 2005 was an increase of $151 and $209, respectively, in salaries, wages and benefit expense for stock options issued to employees and directors of the Company. The fair value of the stock options granted were estimated using the Black-Scholes option pricing model.

Prior to the adoption of SFAS No. 123 (R) on July 1, 2005, SunLink measured compensation costs for stock options issued to employees and directors under the intrinsic value method established by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma net earnings and net earnings per share amounts that would have resulted had compensation costs been determined using the fair value-based method in the prior year are as follows:

	Three Months Ended December 31,	Six Months ended December 31,
	2004	2004
Net earnings as reported:	$689	$998

Less: total stock-based compensation determined under the fair value-based method for all awards, net of income tax	8	16

Pro forma net earnings	$681	$982

Net earnings per share attributable to common shareholders:

Basic:
As reported	$0.10	$0.14

Pro forma	$0.10	$0.14

Diluted:
As reported	$0.09	$0.13

Pro forma	$0.09	$0.13

Note 5. – Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be a decrease of approximately $550 in results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation – an interpretation of FASB Statement No. 143”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s consolidated financial statements.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction, a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 is to expense guarantees as they are paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The Company is currently assessing the impact of adoption of FSP FIN 45-3 on the consolidated financial statements.

In November 2005, FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This Staff Position is effective for periods beginning after December 15, 2005 with earlier application permitted. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2005	June 30, 2005
Patient accounts receivable (net of contractual allowances)	$21,446	$21,814
Less allowance for doubtful accounts	(7,637)	(7,270)

Patient accounts receivable, net	13,809	14,544

Other accounts receivable	-	5

Receivables - net	$13,809	$14,549

Net revenues included reductions of $462 and $152 for the three months ended December 31, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $258 and $7 for the six months ended December 31, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2005	June 30, 2005
SunLink Term Loan A	$9,222	$9,556
Capital lease obligations	636	486

	9,858	10,042
Less current maturities	(933)	(843)

	$8,925	$9,199

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at

LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2005 of approximately $29,222. As of December 31, 2005, only the SunLink Term Loan A was drawn, of which $9,222 was outstanding. The proceeds were used to repay outstanding debt in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit during the fiscal year ending June 30, 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $770 ($774 federal expense and $4 state benefit) and $28 (all state taxes) was recorded for the three months ended December 31, 2005 and 2004, respectively. The $774 federal tax expense for the three months ended December 31, 2005 included $742 deferred income tax expense. Income tax expense of $1,376 ($1,229 federal and $147 state tax expense) and $116 (all state taxes) was recorded for the six months ended December 31, 2005 and 2004, respectively. The $1,229 federal tax expense for the six months ended December 31, 2005 included $372 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,200 at December 31, 2005. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2005, we have provided a partial valuation allowance of the deferred tax so that the net domestic tax asset was $838. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments. Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net earnings:	$902	$689	$2,005	$998
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency translation adjustments	13	(123)	35	(123)

Comprehensive earnings	$915	$566	$2,040	$875

Note 10. - Commitments and Contingencies

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2005, included $1,105 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system with implementation scheduled to be completed before expiration of our existing software lease and support agreements which have unexpired terms of up to six months. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $273. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,200, approximately $2,500 of which is expected to be capitalized and amortized over the estimated useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ended September 30, 2005 and is expected to be completed by September 30, 2006.

As of December 31, 2005, SunLink had no material future commitments for capital expenditures except for the management information system conversion project discussed in the previous paragraph. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $1,900 in capital expenditures during the remaining six months of the fiscal year ending June 30, 2006, primarily for new and replacement equipment and the management information system conversion project.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well as the expenditure of significant amounts of capital for selected hospital acquisitions.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at December 31, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$933	$1,542	$2,226
2 years	894	988	506
3 years	773	845	120
4 years	7,258	516	—
5 years	—	322	—
More than 5 years	—	2,025	—

	$9,858	$6,238	$2,852

At December 31, 2005, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed physician guarantees of $466 and $633 for the three months ended December 31, 2005 and 2004, respectively, and expensed physician guarantees of $885 and $1,314 for the six months ended December 31, 2005 and 2004, respectively. Included in the table above are the maximum obligations SunLink had at December 31, 2005 for the non-cancelable commitments under physician guarantee contracts. Physician guarantee contracts entered into on or after January 1, 2006, will be accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3.

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospitals and other business operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable , including deductibles and co-pay amounts;

•	the cost and management distraction (both at corporate and hospital levels), relating to “hostile” takeover proposals; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 79% of its patient days and 62% of its net patient revenues from the Medicare and Medicaid programs for the six months ended December 31, 2005. Previous legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects. There is a current proposal to eliminate payments for bad debt recovery under current Medicare regulations. Reimbursement under one state’s Medicaid indigent care program has been reduced in the current fiscal year and another state’s Medicaid indigent care program has yet to be finalized for the current fiscal year such that SunLink is unable to predict if its hospitals will qualify for reimbursement under the program.

Revenue and profitability may be constrained by future cost containment initiatives undertaken by purchasers of healthcare services if SunLink is unable to contain costs.

SunLink derived approximately 38% of its net patient revenues for the six months ended December 31, 2005 from private payors and other non-governmental sources who contributed approximately 21% of SunLink’s patient days. SunLink’s hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of SunLink’s admissions, resulting in reduced hospital revenue growth nationwide. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If SunLink is unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of its operations and cash flow will be adversely affected.

SunLink’s revenues are heavily concentrated in Georgia which makes SunLink particularly sensitive to economic and other changes in the state of Georgia.

For the fiscal year ended June 30, 2005 and six months ended December 31, 2005, our three Georgia hospitals generated approximately 49% of revenues for those periods. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

SunLink faces intense competition from other hospitals and healthcare providers which may result in a decline in revenues, profitability or market share.

Although each of our hospitals operates in communities in which they are currently the only general, acute care hospital, they do face competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Each of our hospitals operates in geographic areas in which they compete with at least one other hospital that provides services comparable to those offered by our hospitals. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by SunLink’s facilities. Some of the competing hospitals are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. In some of these markets, SunLink’s hospitals also face competition from for-profit hospital companies which have substantially greater resources as well as other providers such as outpatient surgery and diagnostic centers.

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

All states in which SunLink currently owns hospitals have laws affecting acute care hospital facilities and services known as “certificate of need” laws. These states require prior approval for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of healthcare facilities, based on determination of need for additional or expanded facilities or services. The required approval is known generally as a certificate of need or CON. A CON may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably, or expand the operations of its healthcare facilities.

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

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $30,000 credit facility (of which approximately $20,000 was available to borrow at December 31, 2005) and its additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or of the price at which any securities might be offered. Such transactions might include one or more of the sale of common shares to outsiders, the offer to existing shareholders of the right to acquire additional shares, or the reduction in the exercise price of SunLink’s outstanding warrants to a level and on terms that would be expected to result in their immediate exercise. While the board of directors has not decided to effect any of these transactions at this time, it may do so in the future. Any of these transactions could result in dilution in the value of existing shares.

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

We have identified the following as accounting policies critical to us:

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the notes to the consolidated financial statements included in the SunLink Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 16, 2005. Actual results could differ materially from these estimates.

Net Patient Service Revenues – We have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Our patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At December 31, 2005, there were no known material claims or disputes with third-party payors.

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

We self-insure for workers’ compensation risks and prior to October 1, 2005, self-insured for employee health risks. On October 1, 2005, SunLink entered into a fully-insured insurance plan for employee health risks. The estimated liability for workers’ compensation and employee health risks includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. We accrue an estimate of losses resulting from workers’ compensation, employee health and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon management’s review of claims reported and historical loss data.

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

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2005	2004	% Change	2005	2004	% Change
Net revenues	$32,242	$31,291	3.0%	$66,141	$61,748	7.1%
Cost of patient service revenues	(30,288)	(29,963)	1.1%	(62,242)	(59,702)	4.3%

Operating profit	1,954	1,328	47.1%	3,899	2,046	90.6%

Loss on early debt repayment	—	(384)	N/A	—	(384)	N/A
Interest expense	(286)	(276)	3.6%	(561)	(596)	(5.9)%
Interest income	19	12	58.3%	39	25	56.0%

Earnings from Continuing Operations before Income Taxes	$1,687	$680	148.1%	$3,377	$1,091	209.5%

Admissions	2,408	2,479	(2.9)%	4,992	4,987	0.1%

Equivalent Admissions	6,086	6,019	1.1%	12,668	12,324	2.8%

Surgeries	1,312	1,255	4.5%	2,532	2,540	(0.3)%

Revenue per Equivalent Admission	$5,298	$5,199	1.9%	$5,221	$5,010	4.2%

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

Results of Operations

Net revenues for the quarter ended December 31, 2005 were $32,242 with a total of 6,086 equivalent admissions and revenues per equivalent admission of $5,298 compared to net revenues of $31,291, a total of 6,019 equivalent admissions and revenues per equivalent admission of $5,199 for the quarter ended December 31, 2004. The 3.0% increase in net revenues for the quarter ended December 31, 2005 was due to a 1.1% increase in equivalent admissions, a 4.5% increase in surgeries and a 1.9% increase in revenue per equivalent admission. Net outpatient service revenues increased $1,669, a 12.6% increase from last year to $14,904 for the three months ended December 31, 2005 and increased to 46.2% of net revenues from 42.3% last year. Net revenue for the three months ended December 31, 2005 and 2004 included $269 and $774, respectively, from state indigent care programs. The decrease is attributable to reduced Medicaid payments in two states. Net revenues for the six months ended December 31, 2005 were $66,141 with a total of 12,668 equivalent admissions and revenues per equivalent admission of $5,221 compared to net revenues of $61,748, a total of 12,324 equivalent admissions and revenues per equivalent admission of $5,010 for the six months ended December 31, 2004. The 7.1% increase in net revenues for the six months ended December 31, 2005 was due to a 2.8% increase in equivalent admissions, and a 4.2% increase in revenue per equivalent admission. Net outpatient service revenues increased $4,037, a 15.4% increase from last year, to $30,264 for the six months ended December 31, 2005 and increased to 45.8% of net revenues from 42.5% last year. Net revenue for the six months ended December 31, 2005 and 2004 included $405 and $1,435, respectively, from state indigent care programs.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues. We added six net new doctors during the year ended June 30, 2005 and eight net new doctors during the six months ended December 31, 2005. During the six months ended December 31, 2005, SunLink spent $885 on physician guarantees and recruiting expenses compared to $1,314 for the same period last year. We also have expended approximately $7,139 for capital expenditures to upgrade services and facilities since July 1, 2004. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues and equivalent admissions for the three and six months ended December 31, 2005 compared to the same periods of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Source
Medicare	45.3%	46.0%	44.9%	45.6%
Medicaid	16.3%	17.9%	16.5%	17.8%
Self pay	7.7%	7.3%	8.1%	7.9%
Commercial Insurance & Other	30.7%	28.8%	30.5%	28.7%

	100.0%	100.0%	100.0%	100.0%

During the three and six months ended December 31, 2005, we have experienced a decrease in Medicare and Medicaid as a percentage of net revenues with an increase in Commercial Insurance and other revenues. In each case, the changes were due primarily to increased managed care patients. In absolute dollars, Medicare net revenues increased in the three months ended December 31, 2005, compared to the prior year, but the increases were at lower rates than the overall 3.0% increase in net revenues.

Cost of patient service revenues, including depreciation, was $30,288 and $29,963 for the three months ended December 31, 2005 and 2004, respectively and $62,242 and $59,702 for the six months ended December 31, 2005 and 2004, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Salaries, wages and benefits	50.2%	48.2%	48.9%	48.1%
Provision for bad debts	10.9%	10.4%	11.2%	10.2%
Supplies	10.9%	11.0%	10.8%	11.2%
Purchased services	6.5%	5.9%	6.4%	5.8%
Other operating expenses	11.2%	16.3%	12.6%	16.8%
Rent and lease expense	1.9%	2.0%	1.8%	2.6%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three and six months ended December 31, 2005 due to higher contract labor expense and $209 of expense in the six months ended December 31, 2005 for stock option compensation expense as a result of the required adoption of FAS 123(R). Provision for bad debt expense increased as a percent of net revenue in the current year due to increases of approximately $271 and $587 for the three and six month periods, respectively, of self-pay revenues, increases in charges for services rendered that were not collected and overall decreased collections as a percentage of revenues due to greater market penetration in the geographic areas served by the Company’s hospitals. Other operating expenses decreased as a percentage of net revenues in the current year due to decreased insurance expense. This decrease resulted from lower expense due to lower actuarially-determined liability for professional liability risks. Purchased services increased as a percent of net revenue due to increased usage of outside services such as radiology, nuclear medicine and MRI.

Depreciation and amortization expense increased $195 and $329 for the three and six months ended December 31, 2005 compared to the comparable prior year periods. The increase in the current year was due primarily to the approximately $7,139 of capital expenditures in the past 18 months.

Operating profit for the three months ended December 31, 2005 was $1,954 or 6.1% of net revenues compared to $1,328 or 4.2% of net revenues for the three months ended December 31, 2004. The increase in operating profit as a percentage of net revenues was primarily attributable to higher net revenues. The increase in operating profit for the current year’s three months is attributable to the increased net revenues in the current year. Interest expense was $286 and $276 for the three months ended December 31, 2005 and 2004, respectively. The slightly higher interest expense in the current year was due to higher interest rates related to the SunLink Term Loan in the current year. Interest expense was $561 and $596 for the six months ended December 31, 2005 and 2004, respectively. The decrease in interest expense for the six months period this year was due to lower interest rates related to the SunLink Term Loan that was entered into in October 2004 compared to higher interest rate debt repaid by SunLink in October 2004.

Income tax expense of $770 ($774 federal expense and $4 state benefit) and $28 (all state taxes) was recorded for the three months ended December 31, 2005 and 2004, respectively. The $774 federal tax expense for the three months ended December 31, 2005 included $742 deferred income tax expense. The effective income tax rate of 45.6% for the quarter ended December 31, 2005 increased substantially from the 4.1% for the quarter ended December 31, 2004 due to much lower net operating loss carryforwards available in the current year. Income tax expense of $1,376 ($1,229 federal and $147 state tax expense) and $116 (all state taxes) was recorded for the six months ended December 31, 2005 and 2004, respectively. The $1,229 federal tax expense for the six months ended December 31, 2005 included $372 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,200 at December 31, 2005. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2005, we have provided a partial valuation allowance of the deferred tax so that the net domestic tax asset was $838. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

In October 2004, the Company repaid early debt totaling approximately $7,700. The early repayment resulted in a loss on early repayment of debt of $384. This loss was composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of a revolving loan.

Earnings from continuing operations were $917 ($0.12 per fully diluted share) in the quarter ended December 31, 2005 compared to earnings from continuing operations of $652 ($0.08 per fully diluted share) in the comparable quarter last year. Increased operating profit and the non-recurrence of the loss on early repayment of debt in the current year’s quarter, offset partially by increased income tax expense, resulted in the increased earnings from continuing operations in the current year. Earnings from continuing operations were $2,001 ($0.26 per fully diluted share) in the six months ended December 31, 2005 compared to earnings from continued operations of $975 ($0.13 per fully diluted share) for the six months ended December 31, 2004. Net earnings of $902 ($0.11 per fully diluted share) in the quarter ended December 31, 2005 compared to net earnings of $689 ($0.09 per fully diluted share) in the quarter ended December 31, 2004. Net earnings of $2,005 ($0.26 per fully diluted share) in the six months ended December 31, 2005 compared to net earnings of $998 ($0.13 per fully diluted share) in the six months ended December 31, 2004.

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

Operating profit for the three and six months ended December 31, 2005 and 2004, respectively, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
SHL Facilities Ebitda (5 hospitals)	$3,194	$2,802	$6,699	$5,046
HealthMont Facilities Ebitda (2 hospitals)	1,009	211	1,292	299
Corporate overhead costs	(1,465)	(1,096)	(2,540)	(2,076)
Depreciation and amortization	(784)	(589)	(1,552)	(1,223)

Operating profit	$1,954	$1,328	$3,899	$2,046

Liquidity and Capital Resources

We generated $1,775 of cash in operating activities during the six months ended December 31, 2005 compared to $2,831 of cash used during the comparable period last year. The cash generated from operations in the current year resulted from the $2,005 net earnings for the period, $1,552 of depreciation and amortization for the period, somewhat offset by approximately $1,782 of cash used by increased net assets. Cash paid for taxes was $2,880 for the six months ended December 31, 2005. Cash was generated from operations from decreased receivables and increased third-party payor settlements, offset by decreased accounts payable and other accrued expenses. The cash usage in the prior year’s six months resulted from approximately $3,873 of income tax payments related to the gain on the sale of Mountainside in June 2004.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $9,222 was outstanding at December 31, 2005. The proceeds were used to repay $7,700 of HealthMont debt which was payable on August 31, 2005. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit for hospital capital projects, equipment purchases and working capital needs. The $10,000 term loan and draws under the $5,000 term loan are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2005 of approximately $29,222. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions (or a portion thereof) or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $3,110 for capital improvements at our hospitals during the six months ended December 31, 2005. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $1,900 for capital expenditures (including the capitalized cost of the new management information system) during the remaining six months of the fiscal year ending June 30, 2006.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well as the expenditure of significant amounts of capital for selected hospital acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $29,222 at December 31, 2005, of which $9,222 was outstanding under a term loan. The current remaining availability of approximately $20,000 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and physician guarantees from continuing operations at December 31, 2005 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees
Payments due in:
1 year	$933	$1,542	$2,226
2 years	894	988	506
3 years	773	845	120
4 years	7,258	516	—
5 years	—	322	—
More than 5 years	—	2,025	—

	$9,858	$6,238	$2,852

At December 31, 2005, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed physician guarantees of $466 and $633 for the three months ended December 31, 2005 and 2004, respectively, and expensed physician guarantees of $885 and $1,314 for the six months ended December 31, 2005 and 2004, respectively. Included in the table above are the maximum obligations SunLink had at December 31, 2005 for the non-cancelable commitments under physician guarantee contracts. Physician guarantee contracts entered into on or after January 1, 2006, will be accounted for under the provisions of FSP FIN 45-3. See the “Recent Accounting Pronouncements” section of this Item 2 for discussion of FSP FIN 45-3.

At December 31, 2005, we had outstanding long-term debt of $9,858 of which $9,222 was incurred in connection with the SunLink Credit Facility and $636 was related to capital leases.

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

As previously disclosed in the notes to our financial statements, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray, a U.K. manufacturing business. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2005, included $1,105 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares. There have been discussions by SEC’s Advisory Committee on Smaller Public Companies to further delay or reduce the requirements Section 404 of Sarbanes-Oxley for non-accelerated filers such as the Company. No changes to the current requirements have been formally proposed by nor is there any assurance that the SEC will propose or adopt such changes for any companies including non-accelerated filers. In the event the requirements of Section 404 are modified, such changes could affect the timing requirements for and cost of compliance with Section 404. We incurred minimal incremental costs related to compliance with Sarbanes-Oxley during the six months ended December 31, 2005. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that the three different management information systems that are in use among our seven hospitals are not scheduled to be completely replaced by a single system until September 30, 2006.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005 . The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be a decrease of approximately $550 in the results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation – an interpretation of FASB Statement No. 143”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Implementation of this SFAS is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Correction, a replacement of APB Opinion No. 20 and SFAS No. 3”. This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation

No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 is to expense guarantees as they are paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The Company is currently assign the impact of adoption of FSP FIN 45-3 on the consolidated financial statements.

In November 2005, FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This Staff Position is effective for periods beginning after December 15, 2005 with earlier application permitted. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $300 for legal services to these law firms in the six months ended December 31, 2005. Another director received $3 during the six months ended December 31, 2004 as a fee for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility completed in October 2004. At December 31, 2005, borrowings under the facility of $9,222 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $92 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS

On November 7, 2005, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Dr. Steven J. Baileys, Gene E. Burleson, Michael W. Hall and Robert M. Thornton, Jr. were elected to two year terms expiring at the Annual Meeting of Shareholders in 2007 and the Company’s 2005 Equity Incentive Plan was approved by the shareholders. 5,586,107 votes were voted in favor of electing Dr. Baileys and 918,223 votes were withheld. 5,586,898 votes were voted in favor of electing Mr. Burleson and 917,432 votes were withheld. 5,604,398 votes were voted in favor of electing Mr. Hall and 899,932 votes were withheld. 5,546,482 votes were voted in favor of electing Mr. Thornton and 957,848 votes were withheld. 2,895,370 votes were voted in favor of approving the 2005 Equity Incentive Plan and 1,482,694 votes were voted against the 2005 Equity Incentive Plan.

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

Dated: February 14, 2006