Form 10-Q
period 2006-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2006-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of Common Shares, without par value, outstanding as of May 11, 2006 was 7,314,578.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,824	$5,281
Receivables – net	15,499	14,549
Medical supplies	2,681	2,350
Deferred income tax asset	959	1,210
Prepaid expenses and other	2,256	1,464

Total Current Assets	23,219	24,854

Property, Plant and Equipment, at cost	47,932	43,073
Less accumulated depreciation and amortization	9,589	7,198

Property, Plant and Equipment - net	38,343	35,875
Goodwill	2,944	2,944
Other assets	1,591	1,767

Total Assets	$66,097	$65,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,256	$6,075
Third-party payor settlements	4,836	3,733
Current maturities of long-term debt	931	843
Accrued payroll and related taxes	4,390	4,821
Income taxes	—	893
Other accrued expenses	4,211	5,336

Total Current Liabilities	19,624	21,701

Long-Term Liabilities:
Long-term debt	8,695	9,199
Noncurrent liability for professional liability risks	3,941	3,966
Noncurrent liabilities of discontinued operations	1,216	1,273

Total Long-term Liabilities	13,852	14,438

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,315 shares at March 31, 2006 and 7,198 shares at June 30, 2005	3,657	3,599
Additional paid-in capital	8,179	7,589
Retained earnings	21,273	18,636
Accumulated other comprehensive loss	(488)	(523)

Total Shareholders’ Equity	32,621	29,301

Total Liabilities and Shareholders’ Equity	$66,097	$65,440

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2006	2005	2006	2005
Net Revenues	$34,630	$33,893	$100,771	$95,641

Cost of Patient Service Revenues:
Salaries, wages and benefits	17,150	16,179	49,496	45,903
Provision for bad debts	3,307	2,528	10,694	8,799
Supplies	3,583	3,782	10,734	10,707
Purchased services	2,159	1,979	6,391	5,569
Other operating expenses	5,023	5,253	13,375	15,638
Rent and lease expense	597	644	1,819	2,228
Depreciation and amortization	866	654	2,418	1,877

Cost of patient service revenues	32,685	31,019	94,927	90,721

Operating Profit	1,945	2,874	5,844	4,920

Other Income (Expense):
Interest expense	(285)	(253)	(846)	(849)
Interest income	8	8	47	33
Loss on early repayment of debt	—	—	—	(384)

Earnings From Continuing Operations before Income Taxes	1,668	2,629	5,045	3,720

Income Tax Expense	659	176	2,035	292

Earnings From Continuing Operations	1,009	2,453	3,010	3,428

Earnings (Loss) from Discontinued Operations	(377)	(14)	(373)	9

Net Earnings	$632	$2,439	$2,637	$3,437

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.14	$0.34	$0.42	$0.48

Diluted	$0.13	$0.32	$0.38	$0.45

Discontinued Operations:
Basic	$(0.05)	$0.00	$(0.05)	$0.00

Diluted	$(0.05)	$0.00	$(0.05)	$0.00

Net Earnings:
Basic	$0.09	$0.34	$0.36	$0.48

Diluted	$0.08	$0.32	$0.34	$0.45

Weighted-Average Common Shares Outstanding:
Basic	7,269	7,158	7,238	7,165

Diluted	7,890	7,707	7,847	7,693

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED March 31,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	$1,614	$(1,350)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(4,611)	(2,298)

Net Cash Used in Investing Activities	(4,611)	(2,298)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	229	41
Proceeds from long-term debt	—	10,000
Revolving advances, net	—	(2,591)
Payments on long-term debt	(689)	(7,259)

Net Cash Provided by (Used in) Financing Activities	(460)	191

Net Decrease in Cash and Cash Equivalents	(3,457)	(3,457)

Cash and Cash Equivalents at Beginning of Year	5,281	7,079

Cash and Cash Equivalents at End of Period	$1,824	$3,622

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$851	$857

Income taxes	$3,163	$4,370

Non-cash investing and financing activities - Assets acquired under capital lease obligations
	$272	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2006

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2006 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 16, 2005. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2006, SunLink concentrated its efforts on the operation and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

SunLink announced in December 2005 that its Board of Directors had retained a financial advisor for the purpose of evaluating the Company’s strategic alternatives, which alternatives could include a sale of the Company or a merger, acquisition or other transaction. SunLink’s evaluation of such alternatives is currently ongoing.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Earnings (Loss) from discontinued operations:

Mountainside Medical Center:
Earnings (Loss) from operations	$(569)	$—	$(551)	$51
Income tax benefit	226	—	224	—

Earnings (Loss) from Mountainside Medical Center after taxes	(343)	—	(327)	51
Life sciences and engineering segment:
Loss from operations	(30)	(14)	(42)	(42)
Income tax (expense)	(4)	—	(4)	—

Loss from Life sciences engineering segment after taxes	(34)	(14)	(46)	(42)

Earnings (Loss) from discontinued operations	$(377)	$(14)	$(373)	$9

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained assets and liabilities of Mountainside are shown in Other assets and Other accrued expenses on the consolidated balance sheet. The loss in the quarter ended March 31, 2006 resulted primarily from $588 of unfavorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine months ended March 31, 2006 and 2005, respectively, were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	9	21	55	63
Expected return on assets	7	(14)	(37)	(42)
Amortization of prior service cost	14	7	24	21

Net pension expense	$30	$14	$42	$42

SunLink contributed $200 to the plan in the nine months ended March 31, 2006. We do not expect to contribute to the plan in the three months ending June 30, 2006.

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing facility. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2006, included $1,080 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK .

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

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as stock options. The effect of adoption of this standard by the Company for the three and nine months ended March 31, 2006 was an increase of $199 and $408, respectively, in salaries, wages and benefit expense for stock options issued to employees and directors of the Company. The fair value of the stock options granted was estimated using the Black-Scholes option pricing model.

Prior to the adoption of SFAS No. 123(R) on July 1, 2005, SunLink measured compensation costs for stock options issued to employees and directors under the intrinsic value method established by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma net earnings and net earnings per share amounts that would have resulted had compensation costs been determined using the fair value-based method in the prior year are as follows:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net earnings as reported:	$2,439	$3,437

Less: total stock-based compensation determined under the fair value-based method for all awards, net of income tax	201	217

Pro forma net earnings	$2,238	$3,220

Net earnings per share attributable to common shareholders:
Basic:
As reported	$0.34	$0.48

Pro forma	$0.31	$0.45

Diluted:
As reported	$0.32	$0.45

Pro forma	$0.29	$0.42

Note 5. – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be a decrease of approximately $600 in results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. Its adoption by the Company should not have a material impact on the Company’s consolidated financial statements.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The Company did not enter into any new physician guarantees in the three months ended March 31, 2006; therefore there was no impact of adoption of FSP FIN 45-3 on the consolidated financial statements for this period.

In November 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This FSP became effective for periods beginning after December 15, 2005. Implementation of this guidance did not have any impact on the consolidated financial statements of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133, and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. The new Standard, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.

The Standard also:

1.	Clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability.

2.	Requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable.

3.	Permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:

a.	Amortization Method

b.	Fair Value Method

FAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This Standard is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	March 31, 2006	June 30, 2005
Patient accounts receivable (net of contractual allowances)	$23,607	$21,814
Less allowance for doubtful accounts	(8,108)	(7,270)

Patient accounts receivable, net	15,499	14,544

Other accounts receivable	—	5

Receivables - net	$15,499	$14,549

Net revenues included increases of $10 and $72 for the three months ended March 31, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $268 and $79 for the nine months ended March 31, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2006	June 30, 2005
SunLink Term Loan A	$9,056	$9,556
Capital lease obligations	570	486

	9,626	10,042
Less current maturities	(931)	(843)

	$8,695	$9,199

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at March 31, 2006 of approximately $29,056. As of March 31, 2006, only the SunLink Term Loan A was drawn, of which $9,056 was outstanding. The proceeds were used to repay outstanding debt in the approximate total amount of $7,700. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company expects to begin using the revolving line of credit by June 30, 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $659 ($485 federal and $174 state tax expense) and $176 ($201 federal taxes and $25 state benefit) was recorded for the three months ended March 31, 2006 and 2005, respectively. The $485 federal tax expense for the three months ended March 31, 2006 included $49 deferred income tax expense. Income tax expense of $2,035 ($1,714 federal and $321 state tax expense) and $292 ($201 federal and $91 state taxes) was recorded for the nine months ended March 31, 2006 and 2005, respectively. The $2,035 federal tax expense for the nine months ended March 31, 2006 included $ 321 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,000 at March 31, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2006, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $959. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 3. “Discontinued Operations”) Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net earnings	$632	$2,439	$2,637	$3,437
Other comprehensive income net of tax:
Change in equity due to :
Change in minimum pension liability	(7)	—	(7)	—
Foreign currency translation adjustments	7	(21)	42	(144)

Comprehensive earnings	$632	$2,418	$2,672	$3,293

Note 10. - Commitments and Contingencies

Discontinued Operations

As discussed in Note 3 – “Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing facility. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High

Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2006, included $1,080 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Hospital Information Systems

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system with implementation scheduled to be completed before expiration of our existing software lease and support agreements which have unexpired terms of up to three months. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $273. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be approximately $3,700, approximately $2,500 of which is expected to be capitalized and amortized over the estimated useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ended September 30, 2005 and is expected to be completed by September 30, 2006.

Other

As of March 31, 2006, SunLink had no material future commitments for capital expenditures except for the management information system conversion project discussed in the previous paragraph. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $1,400 in capital expenditures during the remaining three months of the fiscal year ending June 30, 2006, primarily for new and replacement equipment and the management information system conversion project.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2006 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$931	$1,271	$1,655	$787
2 years	868	918	393	714
3 years	750	769	60	648
4 years	7,077	427	—	155
5 years	—	291	—	—
More than 5 years	—	1,966	—	—

	$9,626	$5,642	$2,108	$2,304

At March 31 2006, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 will be accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. As of March 31, 2006, SunLink has entered into no guarantee contracts that have required to be accounted for under the provisions of FSP FIN 45-3. SunLink expensed physician guarantees of $420 and $439 for the three months ended March 31, 2006 and 2005, respectively, and expensed physician guarantees of $1,305 and $1,753 for the nine months ended March 31, 2006 and 2005, respectively. Included in the table above are the maximum obligations SunLink had at March 31, 2006 for the non-cancelable commitments under physician guarantee contracts.

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

SunLink announced in December 2005 that its Board of Directors had retained a financial advisor for the purpose of evaluating the Company’s strategic alternatives, which alternatives could include a sale of the Company or a merger, acquisition or other transaction. SunLink’s evaluation of such alternatives is currently ongoing.

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2006	2005	% Change	2006	2005	% Change
Net revenues	$34,630	$33,893	2.2%	$100,771	$95,641	5.4%
Cost of patient service revenues	(32,685)	(31,019)	5.4%	(94,927)	(90,721)	4.6%

Operating profit	1,945	2,874	(32.3)%	5,844	4,920	18.8%

Loss on early debt repayment	—	—	N/A	—	(384)	N/A
Interest expense	(285)	(253)	12.6%	(846)	(849)	(0.4)%
Interest income	8	8	0.0%	47	33	42.4%

Earnings from Continuing Operations before Income Taxes	$1,668	$2,629	(36.6)%	$5,045	$3,720	35.6%

Admissions	2,680	2,923	(8.3)%	7,672	7,910	(3.0)%

Equivalent Admissions	6,367	6,738	(5.5)%	19,035	19,062	(0.1)%

Surgeries	1,197	1,294	(7.5)%	3,729	3,834	(2.7)%

Revenue per Equivalent Admission	$5,439	$5,031	8.1%	$5,294	$5,017	5.5%

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

Results of Operations

Net revenues for the quarter ended March 31, 2006 were $34,630 with a total of 6,367 equivalent admissions and revenue per equivalent admission of $5,439 compared to net revenues of $33,893, a total of 6,738 equivalent admissions and revenue per equivalent admission of $5,031 for the quarter ended March 31, 2005. The 2.2% increase in net revenues for the quarter ended March 31, 2006 was due to an increase in commercial insurance net revenues which increased 10.8% in the current year and an 8.1% increase in revenue per equivalent admission resulting from price increases for most services at our hospitals. Net outpatient service revenues decreased $459, a 3.2% decrease from last year to $13,889 for the three months ended March 31, 2006 and decreased to 40.1% of net revenues from 42.3% last year. Net revenue for the three months ended March 31, 2006 and 2005 included $761 and $781, respectively, from state indigent care programs. Net revenues for the nine months ended March 31, 2006 were $100,771 with a total of 19,035 equivalent admissions and revenue per equivalent admission of $5,294 compared to net revenues of $95,641, a total of 19,062 equivalent admissions and revenue per equivalent admission of $5,017 for the nine months ended March 31, 2005. The 5.4% increase in net revenues for the nine months ended March 31, 2006 was due to an 11.9% increase in commercial insurance net revenues and a 5.5% increase in revenue per equivalent admission resulting from price increases for most services at our hospitals. Net outpatient service revenues increased $3,577, an 8.8% increase from last year, to $44,152 for the nine months ended March 31, 2006 and increased to 43.8% of net revenues from 42.4% last year. Net revenue for the nine months ended March 31, 2006 and 2005 included $1,209 and $2,276, respectively, from state indigent care programs.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues. We added six net new doctors during the year ended June 30, 2005 and nine net new doctors during the nine months ended March 31, 2006. During the nine months ended March 31, 2006, SunLink spent $1,305 on physician guarantees and recruiting expenses compared to $1,753 for the same period last year. We also have expended approximately $8,640 for capital expenditures to upgrade services and facilities since July 1, 2004. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the three and nine months ended March 31, 2006 compared to the same periods of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Source
Medicare	47.4%	47.9%	45.9%	46.4%
Medicaid	15.7%	17.2%	16.4%	17.6%
Self pay	7.6%	7.9%	7.9%	7.8%
Commercial Insurance & Other	29.3%	27.0%	29.8%	28.2%

	100.0%	100.0%	100.0%	100.0%

During the three and nine months ended March 31, 2006, we have experienced a decrease in Medicare and Medicaid as a percentage of net revenues with an increase in Commercial Insurance and other revenues. In each case, the changes were due primarily to increased managed care patients. In absolute dollars, Medicare net revenues increased in the three months ended March 31, 2006, compared to the prior year, but the increases were at lower rates than the overall 2.4% increase in net revenues.

Cost of patient service revenues, including depreciation, was $32,685 and $31,019 for the three months ended March 31, 2006 and 2005, respectively and $94,927 and $90,721 for the nine months ended March 31, 2006 and 2005, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Salaries, wages and benefits	49.5%	47.7%	49.1%	48.0%
Provision for bad debts	9.5%	7.5%	10.6%	9.2%
Supplies	10.3%	11.2%	10.7%	11.2%
Purchased services	6.2%	5.8%	6.3%	5.8%
Other operating expenses	14.5%	15.5%	13.3%	16.4%
Rent and lease expense	1.7%	1.9%	1.8%	2.3%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three and nine months ended March 31, 2006 due to higher salary expense due to more staff and $199 and $408, respectively of expense in the three and nine months ended March 31, 2006 for stock option compensation expense as a result of the required adoption of FAS 123(R). No stock option compensation expense was recorded for the three and nine months ended March 31, 2005. Provision for bad debts increased as a percent of net revenue in the current year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of revenues and higher self-pay net revenues for the nine months ended March 31, 2006 as compared to the same period of the prior fiscal year. Supplies expense has decreased as a percentage of net revenues due to decreased surgeries and admissions.

Other operating expenses decreased as a percentage of net revenues in the current year due to decreased insurance expense. This decrease resulted from lower expense due to lower insurance costs and lower actuarially-determined liability for professional liability risks. Purchased services increased as a percent of net revenue due to increased usage of outside services such as radiology, nuclear medicine and MRI.

Depreciation and amortization expense increased $212 and $541 for the three and nine months ended March 31, 2006 compared to the comparable prior year periods. The increase in the current year was due primarily to the approximately $8,640 of capital expenditures in the past 21 months.

Operating profit for the three months ended March 31, 2006 was $1,945 or 5.6% of net revenues compared to $2,874 or 8.4% of net revenues for the three months ended March 31, 2005. The decrease in operating profit as a percentage of net revenues was primarily attributable to higher salaries, wages and benefits, bad debt and purchased services.

Interest expense was $284 and $253 for the three months ended March 31, 2006 and 2005, respectively. The higher interest expense in the current year was due to higher interest rates related to the SunLink Term Loan in the current year. Interest expense was $846 and $849 for the nine months ended March 31, 2006 and 2005 respectively.

Income tax expense of $659 ($485 federal and $174 state tax expense) and $176 ($201 federal taxes and $25 state benefit) was recorded for the three months ended March 31, 2006 and 2005, respectively. The $485 federal tax expense for the three months ended March 31, 2006 included $49 deferred income tax expense. Income tax expense of $2,035 ($1,714 federal and $321 state tax expense) and $292 ($201 federal and $91 state taxes) was recorded for the nine months ended March 31, 2006 and 2005, respectively. The $2,035 federal tax expense for the nine months ended March 31, 2006 included $ 321 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,000 at March 31, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net loss operating carry-forward is available to offset federal taxable income in the current year. At March 31, 2006, we have provided a partial valuation allowance against of the domestic deferred tax asset so that the net domestic tax asset was $959. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of its foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

In October 2004, the Company repaid debt totaling approximately $7,700. The early repayment resulted in a loss on early repayment of debt of $384. This loss was composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of a revolving loan.

Earnings from continuing operations were $1,009 ($0.13 per fully diluted share) in the quarter ended March 31, 2006 compared to earnings from continuing operations of $2,453 ($0.32 per fully diluted share) in the comparable quarter last year. Decreased operating profit and the increased income tax expense resulted in the lower earnings from continuing operations in the current year. Earnings from continuing operations were $3,010 ($0.38 per fully diluted share) in the nine months ended March 31, 2006 compared to earnings from continued operations of $3,428 ($0.45 per fully diluted share) for the nine months ended March 31, 2005.

In the quarter ended March 31, 2006, the Company recorded in discontinued operations $588 of unfavorable pre-tax settlements of prior year Medicare and Medicaid cost reports relating to its former Mountainside Medical Center for periods prior to SunLink’s sale of Mountainside in 2004. The after-tax loss from discontinued operations of $373 ($0.09 per fully diluted share) in the quarter ended March 31, 2006 resulted from these unfavorable settlements.

Net earnings of $632 ($0.08 per fully diluted share) in the quarter ended March 31, 2006 compared to net earnings of $2,439 ($0.32 per fully diluted share) in the quarter ended March 31, 2005. Net earnings of $2,637 ($0.34 per fully diluted share) in the nine months ended March 31, 2006 compared to net earnings of $3,437 ($0.45 per fully diluted share) in the nine months ended March 31, 2005.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.

Net cash provided by (used in) operations for the three and nine months ended March 31, 2006 and 2005, respectively, is shown below. SHL and HealthMont Facilities Adjusted Ebitda is the Ebitda for those facilities but does not include an allocation of corporate overhead.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
SHL Facilities Adjusted Ebitda	$3,639	$3,536	$10,338	$8,582
HealthMont Facilities Adjusted Ebitda	480	1,114	1,772	1,413
Corporate overhead costs	(1,109)	(1,122)	(3,440)	(3,198)
Depreciation and amortization	866	654	2,418	1,877
Taxes and interest expense	(277)	(245)	(799)	(816)
Other non-cash expenses and net changes in operating assets and liabilities	(3,760)	(2,456)	(8,675)	(9,208)

Net cash provided by (used in) operations	$(161)	$1,481	$1,614	$(1,350)

Liquidity and Capital Resources

We generated $1,614 of cash from operating activities during the nine months ended March 31, 2006 compared to $1,350 of cash used during the comparable period last year. The cash generated from operations in the current year resulted from the $2,696 net earnings for the period, $2,418 of depreciation and amortization for the period, which was partially offset by approximately $3,500 of cash used by increased net operating assets. Cash paid for income taxes was $3,163 for the nine months ended March 31, 2006. Cash was generated from operations and from increased third-party payor settlements, offset by increased receivables, decreased accounts payable and other accrued expenses. The cash usage in the prior year’s nine months resulted from approximately $4,370 of income tax payments made during that period related to the gain on the sale of its former Mountainside Medical Center facility in June 2004.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $9,056 was outstanding at March 31, 2006. The proceeds were used to repay $7,700 of HealthMont debt which was payable on August 31, 2005. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit for hospital capital projects, equipment purchases and working capital needs. The $10,000 term loan and draws under the $5,000 term loan are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions (or a portion thereof) or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $4,611 for capital improvements at our hospitals during the nine months ended March 31, 2006. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $1,400 for capital expenditures (including the capitalized cost of the new management information system) during the remaining three months of the fiscal year ending June 30, 2006.

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

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $29,056 at March 31, 2006, of which $9,056 was outstanding under a term loan. The current remaining availability of approximately $20,000 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2006 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$931	$1,271	$1,655	$787
2 years	868	918	393	714
3 years	750	769	60	648
4 years	7,077	427	—	155
5 years	—	291	—	—
More than 5 years	—	1,966	—	—

	$9,626	$5,642	$2,108	$2,304

At March 31 2006, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into on or after January 1, 2006, will be accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. As of March 31, 2006, SunLink has entered into no guarantee contracts that have required to be accounted for under the provisions of FSP FIN 45-3. SunLink expensed physician guarantees of $420 and $439 for the three months ended March 31, 2006 and 2005, respectively, and expensed physician guarantees of $1,305 and $1,753 for the nine months ended March 31, 2006 and 2005, respectively. Included in the table above are the maximum obligations SunLink had at March 31, 2006 for the non-cancelable commitments under physician guarantee contracts.

At March 31, 2006, we had outstanding long-term debt of $9,626 of which $9,056 was incurred in connection with the SunLink Credit Facility and $570 was related to capital leases.

SunLink currently utilizes three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. We are converting our hospitals to a single management information system with implementation scheduled to be completed before expiration of our existing software lease and support agreements which have unexpired terms of up to approximately 3 months. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $273. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be approximately $3,700, approximately $2,500 of which is expected to be capitalized and amortized over the estimated useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation. This conversion began in the fiscal quarter ending September 30, 2005 and is expected to be completed by September 30, 2006.

Discontinued Operations

SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed in the notes to our financial statements, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing facility. On October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2006, included $1,080 for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989, remaining obligations of Mountainside Medical Center, the operating assets of which the Company sold in 2004, guarantees of certain obligations of former subsidiaries and claims and litigation incidental to our businesses for which it is impossible to determine their ultimate liability, if any, or which are immaterial in amount. We have one United Kingdom subsidiary in involuntary liquidation and two inactive European subsidiaries. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares. There have been discussions by SEC’s Advisory Committee on Smaller Public Companies to further delay or reduce the requirements Section 404 of Sarbanes-Oxley for non-accelerated filers such as the Company. No changes to the current requirements have been formally proposed by nor is there any assurance that the SEC will propose or adopt such changes for any companies including non-accelerated filers. Further, there is no assurance the Company will continue to qualify as a non-accelerated filer. In the event the requirements of Section 404 are modified, such changes could affect the timing requirements for and cost of compliance with Section 404. We incurred minimal incremental costs related to compliance with Sarbanes-Oxley during the nine months ended March 31, 2006. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure and the fact that the three different management information systems that are in use among our seven hospitals are not scheduled to be completely replaced by a single system until September 30, 2006.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated statement of earnings or financial condition.

The table of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 16, 2005, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Receivable-net and Provision for Bad Debts..

Receivables-net primarily consists of amounts due from third-party payors and patients from providing healthcare services to hospital facility patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. Our allowance for doubtful accounts, included in our balance sheets as of June 30 was as follows:

2005 — $7,270 ; and

2004 — $6,397.

Our provision for bad debts, included in our results of operations, was as follows :

2005 — $11,979

2004 — $11,519; and

2003 — $8,704.

The largest component of bad debts in our patient accounts receivable relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

We attempt to verify each patient’s insurance coverage as early as possible before a scheduled non-emergency admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the estimated amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and non-emergency urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.

In general, we utilize the following steps in collecting accounts receivable: if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided; billing and follow-up with third party payors; collection calls; utilization of collection agencies; sue to collect if the patient has the means to pay; and chooses not to pay: and if collection efforts are unsuccessful, write off the accounts

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improved

If net revenues during fiscal 2005 were changed by 1%, our 2005 after-tax income from continuing operations would change by approximately $55 or diluted earnings per share of $0.01.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by, among other things, changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and potentially our future access to capital.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Receivable-net and provision for Bad Debts (continued)

performance The selection of collection agencies and the timing of referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance.

We monitor the revenue trends by payor classification on a quarter-by-quarter basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such as days revenue in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

Revenue recognition / Net Patient Service Revenues

We recognize revenues in the period in which services are provided. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or	Revenues are recorded at estimated amounts due from patients, third-party payors and others for healthcare services provided net of contractual discounts pursuant to contract or government payment rates. We utilize multiple patient accounting systems. Therefore, estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved and the patient accounting system used by each of our hospitals. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are estimated

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Revenue recognition / Net Patient Service Revenues (continued)

government payment rates through an allowance for contractual discounts. Approximately 92.2% of our revenues during 2005 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare — 46.3%;

Medicaid — 17.2%; and

Commercial insurance — 28.7%

manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience on a periodic basis.

Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

	Governmental payors	Governmental payors

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross charges. Under this prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates.

Discounts for retrospectively cost-based revenues, which were more prevalent in periods before 2000, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements for revenues retrospectively increased our revenues by the following amounts:

2005 — $707,

2004 — $545; and

2003 — $1,979.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Revenue recognition / Net Patient Service Revenues (continued)

Commercial Insurance

For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.

Commercial Insurance

If our overall estimated contractual discount percentage on all of our commercial revenues during 2005 were changed by 1%, our 2005 after-tax income from continuing operations would change by approximately $550. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. Our goodwill included in our consolidated balance sheets as of June for the following years was as follows:

2005 — $2,944; and

2004 — $2,944.

The goodwill resulted from the 2004 acquisition of HealthMont, Inc. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report.

We follow the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of June 30 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The purchase price of acquisitions are

We performed our annual testing for goodwill impairment as of June 30, 2004 and 2005 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Goodwill and accounting for business combinations (continued)

allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the period February 1, 2001 to February 20, 2002, the self-insured retention amount was $25 per individual claim. For the period February 21, 2002 to February 28, 2005, our self-insured retention level was $1,000 on individual malpractice claims. For the period March 1, 2005 to February 28, 2006, our self-insured retention level was $500 on individual malpractice claims. For the period March 1, 2006 to February 28, 2007, our self-insured retention level is $750 on individual malpractice claims.

Each year, we obtain quotes from various malpractice insurers with

Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

The reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

We revise our reserve estimation process by obtaining independent actuarial calculations twice each year. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of

Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses recorded during a reporting period. In determining loss estimates, professional judgment is used by each actuary by selecting factors that are considered appropriate by the actuary for our specific circumstances. Changes in assumptions used by our independent actuary with respect to demographics and geography, industry trends, development patterns and judgmental selection of other factors may impact our recorded reserve levels and our results of operations.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Professional and general liability claims (continued)

respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self-insured retention levels.

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2005 — $4,443; and

2004 — $2,210.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2005 — $3,876

2004 — $ 2,225

2003 — $1,242.

	potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which may attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our hospitals are located, our loss estimates could decrease. Conversely, liberalization of the number and type of claims and damage awards permitted under any such law applicable to our operations could cause our loss estimates to increase.	Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Professional and general liability claims (continued)

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances (net of valuation allowance) in our consolidated balance sheets as of June 30 for the following years were as follows:

2005 — $1,210; and

2004 — $1,021.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2005 — $3,094; and

2004 — $5,259.

In addition, significant judgment is required in determining and assessing the impact of certain tax-related contingencies. We establish accruals

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.

The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in the first step of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s judgment regarding such likelihood. We compute the tax on each contingency. We then determine the amount of loss, or reduction in tax benefits based upon the foregoing and reflect such amount as a component of the provision for income taxes in the reporting period.

Our deferred tax assets exceeded our deferred tax liabilities by $4,304 as of June 30, 2005, excluding the impact of valuation allowances. We generated federal taxable income in both fiscal 2005 and 2004. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2005, we would incur approximately $170 of additional tax payments for 2005 plus applicable penalties and interest.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)
Accounting for income taxes (continued)

when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.

We adjust the accruals related to tax contingencies as part of our provision for income taxes in our results of operations based upon changing facts and circumstances, such as the progress of a tax audit, development of industry related examination issues, as well as legislative, regulatory or judicial developments. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 is estimated to be a decrease of approximately $600 in results of operations.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The Company did not enter into any new physician guarantees in the three months ended March 31, 2006; therefore there was no impact of adoption of FSP FIN 45-3 on the consolidated financial statements for this period.

In November 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This FSP is effective for periods beginning after December 15, 2005. Implementation of this guidance did not have any impact on the consolidated financial statements of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. The new Standard, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.

The Standard also:

1.	Clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability.

2.	Requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable.

3.	Permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:

a.	Amortization Method

b.	Fair Value Method

FAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This Standard is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Implementation of this Standard is not expected to have a material impact on the consolidated financial statements of the Company.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $468 for legal services to these law firms in the nine months ended March 31, 2006. Another director received $3 during the nine months ended March 31, 2005 as a fee for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility completed in October 2004. At March 31, 2006, borrowings under the facility of $9,056 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $91 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

ITEM 1A RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part II – Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

Dated: May 15, 2006