Form 10-K
period 2006-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2006-09-19
CIK 96793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

At the close of business on September 15, 2006, there were 7,343,120 shares of the registrant’s common shares, without par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2005 of the registrant’s common shares as reported by the American Stock Exchange amounted to $60,667,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 6, 2006, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “seeks to”, “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospitals and other business operations;

•	the ability and willingness of employers to provide health insurance with adequate coverage and at affordable rates to employees:

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts;

•	the cost and management distraction (both at corporate and hospital levels), relating to “hostile” takeover proposals and related or other unrelated litigation; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Our executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we file with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we file with the SEC may also be read and copied at or through our website.

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

Business Philosophy

Our objective is to be a quality provider of healthcare services and the primary provider of such services in the communities we serve. We believe healthcare delivery is a local business requiring autonomous local management supported by effective corporate resources. SunLink supports the efforts of its community hospitals to link their patients’ needs with the professional expertise of quality medical practitioners and the dedication and compassion of skilled employees. Our hospitals endeavor to earn the support of their local communities by working to meet their healthcare needs in a professional, caring and efficient manner.

Business Strategy

We have targeted the community hospital market because we believe it provides the most attractive sector for hospital investment. We believe hospitals in our target markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink’s community hospitals are located generally in areas which will experience growth.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services, and implementing and maintaining effective cost controls. Our efforts are focused primarily on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would be willing to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of individual or groups of hospitals in the future from other for-profit hospital operators seeking to re-align or refocus their portfolios.

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

Expansion of Services and Facilities; Maintenance of Emergency Room Operations

We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the out-migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements add to each hospital’s quality of care and reputation in the community, reducing out-migration and increasing patient referrals and revenue. SunLink seeks to maintain, in each hospital, a quality, patient-friendly emergency department and provides emergency room services in each of our hospitals. We view the emergency room as the facility’s “window to the community” and a critical component of its local service offering.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s currently owned or leased hospitals as of June 30, 2006 for the periods subsequent to their acquisition by SunLink. Mountainside Medical Center operations are not included in this table as it was sold in June 2004.

	Fiscal Years Ended June 30,
	2006	2005	2004
Hospitals owned or leased at end of period	7	7	7
Licensed beds (at end of period)	402	402	402
Beds in service (at end of period)	295	295	295
Admissions	9,970	10,566	9,828
Equivalent Admissions(1)	25,163	25,897	22,975
Average length of stay (days)(2)	3.63	3.54	3.65
Patient days	36,176	37,421	35,838
Adjusted patient days(3)	89,305	89,928	82,670
Occupancy rate (% of licensed beds)(4)	24.65%	25.50%	26.13%
Occupancy rate (% of beds in service)(5)	33.51%	34.75%	35.83%
Net patient service revenues (in thousands)	$135,576	$128,732	$112,436
Net outpatient service revenues (in thousands)	$59,760	$54,500	$45,152
Net revenue per equivalent admissions	$5,388	$4,974	$4,894
Net outpatient service revenues (as a % of net patient service revenues)	44.08%	42.34%	40.15%

(1)	Equivalent admissions is a statistic used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general approximation of combined inpatient and outpatient volume.

(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.

(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.

(4)	Percentages are calculated by dividing average daily census by the average number of licensed beds.

(5)	Percentages are calculated by dividing average daily census by the average number of beds in service.

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

	Fiscal Years Ended June 30,
	2006	2005	2004
Source
Medicare	69.2%	68.2%	70.9%
Medicaid	10.7%	11.2%	10.3%
Private and other sources	20.1%	20.6%	18.8%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s owned or leased hospitals.

	Fiscal Years Ended June 30,
	2006	2005	2004
Source
Medicare	46.0%	46.3%	47.3%
Medicaid	16.0%	17.2%	16.9%
Private and other sources	38.0%	36.5%	35.8%

Total	100.0%	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of patient revenues attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis as well as from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, health maintenance organizations (“HMOs”) or preferred provider organizations (“PPOs”), but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. During the fiscal year ended June 30, 2006, SunLink experienced a decrease in Medicare and Medicaid as a percentage of net revenues and an increase in Private and other source revenues due primarily due to increased managed care patients and increased outpatient revenues.

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. See “Item 1 Business—Government Reimbursement Programs—Medicare/Medicaid Reimbursement”.

We operate in a single business segment: community hospitals. Additional financial information about our Company with respect to measurements of profit, loss and total assets is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data.”

Management Information Systems

By the end of 2006, we expect to be substantially completed with the conversion of our hospitals to a single management information system. Prior to the conversion, we previously utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

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

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-eight years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

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

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Management believes that, on an industry basis, managed care contracts generally are less important in the rural and exurban markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in rural and exurban communities are covered by managed care or other reimbursement programs, all of which generally pay less than established charges for hospital services.

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

In recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe may have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for and interest in such reviews varies from state to state, the trend is toward increased governmental review authority for, and, in some cases, conditions to the approval of transactions involving a not-for-profit corporation selling a healthcare facility.

The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of individual or groups of hospitals in the future from other for-profit hospital operators seeking to re-align the focus of their portfolios.

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

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group (“DRG”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices. However, beginning on August 1, 2006, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that according to CMS takes significant steps to improve the accuracy of Medicare’s payment for inpatient stays. The payment reforms, which will be phased in over time, align hospital payments more closely with the costs of a patient’s care by using hospital costs rather than charges, and by accounting more fully for the severity of the patient’s condition. The revised payments will become effective for discharges on or after October 1, 2006.

DRG rates are usually adjusted by an update factor each Federal fiscal year. The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the CMS market basket index, reduced by congressionally mandated reduction factors. If the update factor does not adequately reflect increases in SunLink’s cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

DRG rate increases were 2.1%, 0.4%, 3.4%, 3.3% and 3.4% for Federal fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and the future may be, subject to reduction factors, such as an originally proposed reduction factor of 1.1% in 2002. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket increases minus 0.55% in fiscal years 2002 and 2003. For Federal fiscal year 2004, hospitals received the full market basket rate increase. BIPA also made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

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

MMA made a number of significant changes to the Medicare program, including a number of provisions designed to help strengthen and preserve access to medical care in rural areas by providing higher Medicare payments to small rural hospitals. In addition to a highly publicized prescription drug benefit that is intended to provide direct relief to Medicare beneficiaries, MMA provides a number of direct benefits to hospitals, including, but not limited to:

•	incorporation of the permanent single base payment—or standardized amount—for hospitals, resulting in increased payments for hospitals located in rural and small urban areas.

•	a permanent increase in the base payment rate for rural and small urban hospitals of 1.6% up to the large urban payment rate;

•	an increase in the cap on disproportionate share payments for rural and small urban hospitals, which, as of April 1, 2004, was increased to 12.0% of total inpatient payments;

•	extended indefinitely 2006 of the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the MMA (these payment provisions, which were set to expire at the end of 2004, are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000); and

•	establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of MMA.

Prior to July 1, 2005, long-term care psychiatric units within hospitals were exempt from the prospective payment system, and were reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps. Beginning on July 1, 2005 and for three years thereafter these units have been or will be partially reimbursed based on a prospective payment system based on patient acuity with the remaining portion of the payment continuing to be reimbursed based on a cost based system. The transition period for the implementation of this new prospective system was 25% for the year ending June 30, 2006, and will be 50% in 2007 and 75% in 2008. Beginning on July 1, 2008 long-term care psychiatric units will be fully reimbursed based on the federal inpatient psychiatric prospective payment rate. The Company believes this change will have a minimal negative effect on SunLink’s revenues.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2003, 2004, 2005 and 2006, the update factor was 3.7%, 4.5%, 3.3% and 3.7%, respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between April 1, 2001 and September 30, 2001 the disproportionate share payment was 5.19%, from October 1, 2001 through September 30, 2002 the effective disproportionate share payment was 5.09%, from October 1, 2002 through March 31, 2004 the effective rate was 5.25% and since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2005. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2004, 2005 and 2006.

Medicaid

Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

In the recent past the various states in which Sunlink operates hospitals initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions have been triggered by an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries as well as by the significant increases in program utilization resulting from increased enrollment and from budgetary cuts facing states where Sunlink operates. In particular, Georgia, where SunLink operates three hospitals, has begun initiatives to decrease the Medicaid funds paid to providers.

Georgia— Historically, the state of Georgia has reimbursed Medicaid providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals received a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospitals’ capital cost allotment. Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population. Beginning in Georgia’s fiscal year ended June 30, 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of Medicaid claims. The intent of the Medicaid HMO program, which will not affect any of the Company’s facilities until September 1, 2006, is to curtail utilization and save the state of Georgia an anticipated $60,000 in the fiscal year ending June 30, 2006 and $ 200,000 annually beginning in Georgia’s fiscal years ended June 30, 2007. The effect of implementing a state-wide HMO program is intended to reduce rates paid to hospitals and/or to restrict the program to certain hospitals. While we cannot predict the effect of the Georgia HMO program on our results of operations, we may face a decline in net patient service revenues if any SunLink hospital is unable or unwilling to participate in the Medicaid HMO program or if we face rate reductions in connection with any such participation.

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

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

Many states have enacted, or are considering enacting, additional measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

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

Future hospital acquisitions may occur in states that do not require certificates of need or which have less stringent CON requirements than the states in which SunLink currently operates hospitals. Any hospital operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors.

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

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare or other Federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“HHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These new laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program. Finally, HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expands the categories of persons that may be excluded from participation in federal and state healthcare programs.

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

In the final rule, effective November 10, 2003, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

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

HIPAA Transaction, Privacy and Security Requirements.

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

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

HIPAA Privacy Regulations

HIPAA provided that if Congress did not pass comprehensive health privacy legislation, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information. Congress did not pass such legislation and HHS ultimately published final privacy regulations in 2000. The final privacy rule regulations contained technical corrections and additional clarifications designed to ensure that protections for patient privacy were implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. The regulations became effective in April 2001 and compliance was required by April 2003. In 2002, HHS published modifications to the privacy rule regulation. The regulations increased consumers’ control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all health care clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our facilities. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

The HIPAA privacy regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations and standards. Under the direction of SunLink’s Vice President, Technical and Compliance Services, and in conjunction with a private HIPAA consultant and HIPAA coordinators at each facility, individually tailored policies and procedures were developed and implemented and HIPAA privacy educational programs were presented to all employees and physicians at each facility prior to the compliance deadline. We believe we are in compliance with current HIPAA privacy regulations.

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require healthcare facilities to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status.

In 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. When fully implemented, the uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. Compliance with these standards was required by October 2003. We believe that SunLink was fully compliant with the regulations and standards by the compliance date. We are implementing a new management information system at our facilities and at our corporate headquarters and we expect that such system likewise will comply with HIPAA electronic data regulations and standards.

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA also required the implementation of a series of security standards for the protection of electronic health information. The final rule adopting HIPAA standards for the security of electronic health information required compliance by April 20, 2005. This final rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications.

Under the direction of SunLink’s Vice President, Technical and Compliance Services and in conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, security assessments were performed, individually tailored plans to apply required or addressable solutions were implemented and a set of security policies and procedures were implemented. In addition, an individually tailored comprehensive disaster contingency plan was developed and adopted by each facility and a HIPAA security training program presented to all applicable personnel. SunLink believes it is in full compliance with all aspects of the HIPAA security regulations.

HIPAA National Provider Identifier

HIPAA also requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. Healthcare providers could begin applying for NPIs on May 23, 2005. Our facilities have fully implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers.

Conversion Legislation

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

Discontinued Operations and Related Contingent Obligations

Over the past seventeen years we have discontinued operations carried on by our former Mountainside Medical Center and our former industrial and life sciences and engineering segments, and our former U.K. child safety segments, leisure marine and housewares segments. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with our insurance carriers, legal counsel and others. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of the Company.

Beldray Limited

SunLink sold its former U.K. manufacturing subsidiary, Beldray Limited (“Beldray”), to two of Beldray’s managers in October 2001. Beldray has since entered into administrative receivership. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee(“the Beldray Lease Guarantee”) at a time when it owned Beldray. The Beldray Lease Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

Employee and Labor Relations

As of June 30, 2006, SunLink employed 1,203 full-time and 419 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 15, 2006, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	57
Joseph T. Morris	Chief Financial Officer	58
Harry R. Alvis	Chief Operating Officer	61
Jerome D. Orth	Vice President, Technical and Compliance Services	58
Mark J. Stockslager	Corporate Controller and Principal Accounting Officer	47

All of our executive officers hold office for an indefinite term, subject to the discretion of the Board of Directors.

Robert M. Thornton, Jr. has been Chairman and Chief Executive Officer of SunLink Health Systems, Inc. since September 10, 1998, President since July 16, 1996 and was Chief Financial Officer from July 18, 1997 to August 31, 2002. From March 1995 to the present, Mr. Thornton has been a private investor in and Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer and a director of Hallmark Healthcare Corporation (“Hallmark”) from November 1993 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Hallmark.

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

Item 1A.	Risk Factors

In addition to other information contained in this Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

SunLink has a limited operating history in the community hospital business and a limited history of profitability.

Prior to February 1, 2001, SunLink operated in different business segments. SunLink had income from continuing operations of $4,181 for the fiscal year ended June 30, 2006, $4,383 for the fiscal year ended June 30, 2005 and $1,560 for the fiscal year ended June 30, 2003. Conversely, SunLink had losses from continuing operations of $1,267 for the fiscal year ended June 30, 2004, $2,080 for the fiscal year ended June 30, 2002, $319 for the three month transitional period ended June 30, 2001, $881 for the fiscal year ended March 31, 2001, and $937 for the fiscal year ended March 31, 2000, respectively. SunLink may experience operating losses from continuing operations in the future.

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

One element of SunLink’s business strategy is expansion through the selective acquisitions of community hospitals in selected markets. The competition to acquire hospitals in the markets that SunLink targets is significant, and SunLink may not be able to make suitable acquisitions on terms favorable to it if other health-care companies, including those with greater financial resources, are competing for the same businesses. In order to make future acquisitions SunLink may be required to incur or assume additional indebtedness. SunLink may not be able to obtain financing, if necessary, for any acquisitions that it might desire to make or it might be required to borrow at higher rates and on less favorable terms than its competitors.

Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit corporations. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific legislation governing these transactions may exercise authority based upon charitable trust and other existing law. The increased legal and regulatory review of transactions involving the change of control of not-for-profit entities may increase the costs required, or limit SunLink’s ability, to acquire not-for-profit hospitals.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 80% of its patient days and 62% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2006. Previous legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

SunLink derived approximately 38% of its net patient revenues for the fiscal year ended June 30, 2006 from private payors and other non-governmental sources who contributed approximately 20% of SunLink’s patient days. SunLink’s hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of health care, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor health care expenditures in order to contain health care costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of SunLink’s admissions, resulting in reduced hospital revenue growth nationwide. In addition, private payers increasingly are attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If SunLink is unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of its operations and cash flow will be adversely affected.

SunLink’s revenues are heavily concentrated in Georgia which will make SunLink particularly sensitive to economic and other changes in the state of Georgia.

For the fiscal year ended June 30, 2006, our three Georgia hospitals generated approximately 48% of revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

Over the past seventeen years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments. Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. We also have disposed of one of our original hospitals. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink historically has purchased insurance policies to reduce certain product liability exposure and anticipates it will continue to purchase such insurance if available at commercially reasonable rates. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with our operations. SunLink intends to adjust our estimates of required reserves from time to time as additional information is developed and evaluated. However, SunLink believes that the final resolution of known contingencies will not have a material adverse impact on its financial position, cash flows, or results of operations.

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

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $30,000 credit facility (of which approximately $20,000 is available to borrow at June 30, 2006) and our additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or of the price at which any securities might be offered. Such transactions might include one or more of the sale of common shares to outsiders, the offer to existing shareholders of the right to acquire additional shares, or the reduction in the exercise price of SunLink’s outstanding warrants to a level and on terms that would be expected to result in their immediate exercise. While the board of directors has not decided to effect any of these transactions at this time, it may do so in the future. Any of these transactions could result in dilution in the value of existing shares.

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

Items 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased
Other
Corporate Offices(2)	Atlanta, GA	N/A	June 1, 1998	Leased
Medical Office Building	Jasper, GA	N/A	February 1, 2001	Owned

(1)	The lease expires in March, 2019.

(2)	Lease of approximately 6,100 square feet of office space for corporate staff. The lease expires in September 2009.

Item 3.	Legal Proceedings

On July 13, 2006 Piedmont Healthcare, Inc. (“Piedmont”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc.(n/k/a PMH), Southern Health Corporation of Jasper, Inc. (“SHCJ”) SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments from the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the SCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend against liability asserted on SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2006 (July 1, 2005—June 30, 2006)
Fourth Quarter	$10.35	$9.30
Third Quarter	10.75	9.60
Second Quarter	10.90	8.03
First Quarter	8.79	7.60

Fiscal 2005 (July 1, 2004—June 30, 2005)
Fourth Quarter	$9.70	$6.05
Third Quarter	7.13	5.33
Second Quarter	5.55	5.10
First Quarter	6.23	5.25

American Stock Transfer & Trust Company is the Transfer Agent and Registrar for our common shares and our warrants. For all shareholder inquiries, call American Stock Transfer & Trust’s Shareholder Services Department at 1-866-706-0510.

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

Holders

As of June 30, 2006 there were approximately 658 registered holders of SunLink common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2006 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1995 Incentive Stock Options Plan	4,000	$5.48	0
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	634,150	$2.58	0
2005 Equity Incentive Plan	237,200	$9.63	562,800

	957,850	$4.31	562,800

Equity compensation plans not approved by security holders:
None	0	0	0

Total	957,850	$4.31	562,800

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2002, 2003, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and the disposition of Mountainside Medical Center. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

	SunLink Selected Historical Financial Data (All amounts in thousands, except per share amounts)
	2002	2003	2004	2005	2006
Net revenues(a)	$69,567	$80,742	$112,436	$128,732	$135,576
Earnings (loss) from continuing operations	(2,080)	1,560	(1,267)	4,383	4,181
Net earnings	833	553	13,425	4,540	3,909
Earnings (loss) per share from continuing operations:
Basic	(0.42)	0.31	(0.20)	0.61	0.58
Diluted	(0.42)	0.29	(0.20)	0.57	0.53

Net earnings (loss) per share:
Basic	0.17	0.11	2.15	0.63	0.54
Diluted	0.17	0.10	2.15	0.59	0.50
Total assets	48,571	59,453	63,152	70,113	74,303
Long-term debt, including current maturities	24,221	25,518	7,392	10,042	9,393
Shareholders’ equity	$5,955	$6,473	$24,904	$29,301	$34,352

(a)	All of SunLink’s net revenues relate to its sole business segment, U.S. community hospitals. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date for such hospitals. The operations of SunLink’s other former business segments which were operated during the periods presented (the U.K. housewares, child safety products and leisure marine segments, the U.S. life sciences and engineering segments and Mountainside Medical Center) have been reported as discontinued operations and, therefore, have been excluded from the selected financial data of continuing operations presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate hospitals;

•	the competitive nature of the U.S. community hospital business;

•	demographic changes in areas where we operate hospitals;

•	the availability of cash or borrowing to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses and staff personnel for our hospital operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable , including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired hospitals and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare facilities.

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

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would seek to pay but believes there may be opportunities for acquisitions of hospitals in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives.

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

The table of critical accounting estimates that follow is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2006, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2006 — $8,931 ; and

2005 — $7,270.

Our provision for bad debts, included in our results of operations, was as follows :

2006 — $14,987

2005 — $11,979; and

2004 — $11,519.

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

In general, we utilize the following steps in collecting accounts receivable: if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided; billing and follow-up with third party payors; collection calls; utilization of collection agencies; sue to collect if the patient has the means to pay and chooses not to pay and if collection efforts are unsuccessful, write off the accounts

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improved

If net revenues during fiscal 2006 were changed by 1%, our 2006 after-tax income from continuing operations would change by approximately $865 or diluted earnings per share of $0.11.

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

Receivables-net and Provisions for Bad Debts (continued)

performance The selection of collection agencies and the timing of referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

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

Receivables-net at June 30, 2006 by payor class and aging was as follows:	In addition, we analyze other factors such as days revenue in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

	Days Outstanding [1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	≥180	Total
Medicare	$3,579	$460	$182	$126	$110	$32	$82	$4,571
Commercial	2,925	1,144	748	541	265	208	638	6,469
Medicaid	2,619	299	123	108	124	66	122	3,461
Self Pay	448	320	315	254	248	112	296	1,993

Total	$9,571	$2,223	$1,368	$1,029	$747	$418	$1,138	$16,494

[1]	The above table shows net patient accounts receivable aged from patient billing date and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)

Revenue recognition / Net Patient Service Revenues (continued)

We recognize revenues in the period in which services are provided. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 92.1% of our revenues during 2006 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare — 46.0%;

Medicaid — 16.0%; and

Commercial insurance — 30.1%

Revenues are recorded at estimated amounts due from patients, third-party payors and others for healthcare services provided net of contractual discounts pursuant to contract or government payment rates. Prior to full implementation of our new patient account system, we utilize multiple patient accounting systems. Therefore, estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved and the patient accounting system used by each of our hospitals. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are estimated manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience on a periodic basis.

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

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements for revenues retrospectively increased our revenues by the following amounts:

2006 — $312,

2005 — $707; and

2004 — $545.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)

Revenue recognition / Net Patient Service Revenues (continued)	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	If our overall estimated contractual discount percentage on all of our commercial revenues during 2006 were changed by 1%, our 2006 after-tax income from continuing operations would change by approximately $329. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

2006 — $2,944; and

2005 — $2,944.

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

The purchase price of acquisitions is

We performed our annual testing for goodwill impairment as of June 30, 2005 and 2006 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

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

Professional and general liability Claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the period February 1, 2001 to February 20, 2002, the self-insured retention amount was $25 per individual claim. For the period February 21, 2002 to February 28, 2005, our self-insured retention level was $1,000 on individual malpractice claims. For the period March 1, 2005 to February 28, 2006, our self-insured retention level was $500 on individual malpractice claims. For the period March 1, 2006 to February 28, 2007, our self-insured retention level is $750 on individual malpractice claims.

Each year, we obtain quotes from various malpractice insurers with

The reserve for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

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

2006 — $3,775; and

2005 — $4,443.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2006 — $782

2005 — $ 3,802

2004 — $2,455.

	potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which may attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our hospitals are located, our loss estimates could decrease. Conversely, liberalization of the number and type of claims and damage awards permitted under any such law applicable to our operations could cause our loss estimates to increase.	Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact currently on our liquidity or capital resources.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands)	Assumption / Approach Used (dollar amounts in thousands)	Sensitivity Analysis (dollar amounts in thousands)

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our net deferred tax asset balances (net of valuation allowance) in our consolidated balance sheets as of June 30 for the following years were as follows:

2006 — $1,366; and

2005 — $1,210.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2006 — $2,958; and

2005 — $3,094.

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

Our deferred tax assets exceeded our deferred tax liabilities by $1,366 as of June 30, 2006, excluding the impact of valuation allowances. We generated federal taxable income in fiscal years 2006, 2005 and 2004. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2006, we would incur approximately $221 of additional tax payments for 2006 plus applicable penalties and interest.

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

Financial Summary

The results of continuing operations shown in the historical summary below are for our U.S. community hospital operations, which is composed of five facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	Years Ended June 30,
	2006	2005	2004
Net Revenues	$135,576	$128,732	$112,436
Cost of Patient Service Revenues	127,949	121,642	108,121

Operating Profit	7,627	7,090	4,315
Interest Expense	(1,146)	(1,110)	(4,379)
Interest Income	75	42	26
Loss on early repayment of debt	—	(384)	(1,904)

Earnings (Loss) from Continuing Operations Before Income Taxes	$6,556	$5,638	$(1,942)

Admissions	9,970	10,566	9,828

Equivalent Admissions	25,163	25,897	22,975

Surgeries	4,900	5,063	4,293

Revenue per Equivalent Admission	$5,388	$4,971	$4,894

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

Net revenues for the year ended June 30, 2006 were $135,576, with a total of 25,163 equivalent admissions and revenues per equivalent admission of $5,388 compared to net revenues of $128,732, a total of 25,897 equivalent admissions and revenues per equivalent admission of $4,971 for the year ended June 30, 2005. The 5.3% increase in net revenues for the year ended June 30, 2006 was due to an increase in commercial insurance net revenues which increased 10.6% in the current year and an 8.3% increase in revenue per equivalent admission resulting in price increases for most services at our hospitals. Net outpatient service revenues increased $5,260, a 9.7% increase from last year to $59,760 and increased to 44.1% of net revenues from 42.3% last year. Net revenues for the years ended June 30, 2006 and 2005 included $3,156 and $3,252, respectively, from state indigent care programs.

Net revenues for the year ended June 30, 2005 were $128,732, with a total of 25,897 equivalent admissions and revenues per equivalent admission of $4,971 compared to net revenues of $112,436, a total of 22,975 equivalent admissions and revenues per equivalent admission of $4,894 for the year ended June 30, 2004. The 14.5% increase in net revenues for the year ended June 30, 2005 was due to a 12.7% increase in equivalent admissions and a 17.9% increase in surgeries. Net outpatient service revenues increased $9,348, a 20.7% increase from last year to $54,500 and increased to 42.3% of net revenues from 40.2% last year. The increase in net outpatient service revenues resulted from an 11.8% increase in outpatient surgeries in the year ended June 30, 2005 compared to the prior year and one hospital which increased its outpatient net revenues by 15% of its net revenues during the current year due to increased laboratory procedures.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the years ended June 30, 2006, 2005 and 2004, respectively. We added 13 net new doctors during the year ended June 30, 2006, six net new doctors during the year ended June 30, 2005 and 28 net new doctors during the year ended June 30, 2004 (not including the doctors added in the HealthMont acquisition). During the year ended June 30, 2006, SunLink spent $1,699 on physician guarantees and recruiting expenses compared to $2,259 last year. We also have expended approximately $12,000 for capital expenditures to upgrade services and facilities since July 1, 2004. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the years ended June 30, 2006 and 2005, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Years Ended June 30,
	2006	2005	2004
Source
Medicare	46.0%	46.3%	47.3%
Medicaid	16.0%	17.2%	16.9%
Self pay	7.9%	7.8%	7.8%
Commercial Insurance & Other	30.1%	28.7%	28.0%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2006, we experienced a decrease in Medicare and Medicaid as a percentage of net revenues and an increase in Commercial Insurance and other revenues. The changes were due primarily to increased managed care patients and out-patient revenues. Medicare net revenues increased 4.5% in the fiscal year ended June 30, 2006 but decreased as a percentage of total net revenues. During the fiscal year ended June 30, 2005, we experienced a decrease in Medicare as a percentage of net revenues and an increase in Medicaid and Commercial Insurance and other revenues. In each case, the changes were due primarily due to increased managed care patients and increased out-patient revenues. The level of our self-pay net revenues as a percent of net revenues was unchanged in fiscal 2005 from fiscal 2004.

Cost of patient services revenues, including depreciation, were $127,949, $121,642, and $108,121 for the years ended June 30, 2006, 2005 and 2004, respectively.

	Cost of Patient Service Revenues as a of % of Net Revenue Years Ended June 30,
	2006	2005	2004
Salaries, wages and benefits	49.4	48.3	48.0
Provision for bad debts	11.0	9.3	10.2
Supplies	10.5	11.0	11.5
Purchased services	6.4	6.0	6.2
Other operating expenses	12.6	15.7	15.9
Rent and lease expense	1.8	2.2	2.4

Salaries, wages and benefits expense increased 1.1% as a percentage of net revenues in the year ended June 30, 2006 as compared to the prior year due to higher salary expense resulted from more staff and $577 of expense for share option compensation expense (0.4% of net revenues) as a result of the required adoption of SFAS No. 123(R). No share option compensation expense was recorded in the year ended June 30, 2005. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2006 compared to the prior year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of net revenues and higher self-pay net revenues during the year. Self-pay net revenues increased $687, or 6.8% in the year ended June 30, 2006 compared to the prior year. Supplies expense decreased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to decreased admissions and surgeries. Other operating expenses decreased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to decreased insurance and physician recruiting expense. The decrease in insurance expense resulted from lower insurance costs and lower actuarially-determined liability for professional risks. Purchased services increased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to increased usage of outside services such as radiology, nuclear medicine and MRI.

Salaries, wages and benefits expense increased 0.3% as a percentage of net revenues in the year ended June 30, 2005, primarily due to higher contract labor. Contract labor increased due to higher utilization of contract nursing services. Provision for bad debt expense decreased as a percent of net revenue in the year ended June 30, 2005 due to improved up-front collections and increased commercial insurance net revenues. Other operating expenses decreased slightly as a percentage of net revenues in the year ended June 30, 2005, although insurance expense increased by approximately $1,477 from the prior year due to higher premium costs and self-insured reserves. Physician recruiting expense included in other operating expenses decreased $458 in the year ended June 30, 2005 from the prior year due to fewer physicians receiving guarantees during the year.

Interest expense was $1,146, $1,110 and $4,379 for the years ended June 30, 2006, 2005 and, 2004, respectively. The slight increase in fiscal 2006 interest expense resulted from higher interest rates on floating-rate debt. The decrease in interest expense in fiscal 2005 was primarily due to decreased debt of approximately $28,000 during the year ended June 30, 2004, resulting primarily from the use of proceeds from the sale of Mountainside in June 2004.

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

In June 2004, we repaid a senior subordinated note (principal amount of $20,512, due January 2006), a term note (principal amount of $700, due March 2006), a term loan (principal amount of $3,753, due June 2007) and a $8,000 revolving credit facility ($4,747 outstanding) which had an expiration date of December 31, 2005. The early repayment resulted in a loss on early repayment of debt of $1,904. The loss is composed of $1,263 of unamortized discount on the senior subordinated note, $377 of penalty related to the early repayment of the term loan and $264 of unamortized prepaid debt costs related to the repaid debt instruments.

We recorded income tax expense of $2,375 ($2,120 federal and $255 state tax expense) for the year ended June 30, 2006 compared to income tax expense of $1,255 ($1,126 federal and $129 state tax expense) for the year ended June 30, 2005 and an income tax benefit of $675 ($910 federal benefit and $235 state tax) for the year ended June 30, 2004. The $2,120 federal tax expense for the year ended June 30, 2006 included a $158 deferred tax benefit. The $993 federal tax expense for the year ended June 30, 2005 included $69 of deferred income tax expense. The $910 federal benefit for the year ended June 30, 2004 resulted from adjusting our domestic deferred asset valuation allowance to reflect expected future tax benefits from the deferred tax asset that are more likely than not to be utilized in future periods. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,900 at June 30, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,958 of our $4,324 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $1,366 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earning from continuing operations were $4,181 ($0.53 per fully diluted share) for the year ended June 30, 2006 compared to earnings from continuing operations of $4,383 ($0.57 per fully diluted share) for the year ended June 30, 2005 and a loss from continuing operations of $1,267 ($0.20 per fully diluted share) for the year ended June 30, 2004. Earning from continuing operations in fiscal 2006 decreased from fiscal 2005 due to a higher effective income tax rate in fiscal 2006 due to lower net operating tax loss carry-forwards available in fiscal 2006. Earnings from continuing operations in fiscal 2005 resulted from increased operating profit and lower interest expense as compared to fiscal 2004. The loss in fiscal 2004 resulted primarily from the loss on the early repayment of debt of $1,904 and the increased interest expense which resulted from the increased debt assumed or undertaken in connection with the HealthMont acquisition.

Loss from discontinued operations of $272 resulted from $390 of losses after tax benefit from Mountainside, primarily due to $588 of unfavorable settlements of prior years Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside, reduced by $118 of earnings of domestic pension items. Earnings from discontinued operations of $157 for the year ended June 30, 2005 included $276 of earnings after tax of Mountainside after its disposition, primarily due to collection of receivables in excess of allowances at the end of the prior fiscal year, reduced by $46 of domestic pension items and $73 of income tax expense related to the pension items. Earnings from discontinued operations of $14,692 for the year ended June 30, 2004 included $16,375 of after-tax gain on the sale of Mountainside Medical Center, reduced by $1,587 of pre-tax loss from operations of Mountainside prior to its disposition, $87 of domestic pension items and $9 of income tax expense.

Net earnings for the year ended June 30, 2006 were $3,909 ($0.50 per fully diluted share) compared to net earnings of $4,540 ($0.59 per fully diluted share) for the year ended June 30, 2005 and net earnings of $13,425 ($2.15 per fully diluted share) for the year ended June 30, 2004.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations.Net cash provided by (used in) operations for the years ended June 30, 2006, 2005 and 2004, respectively, is shown below. SHL and HealthMont Facilities Adjusted Ebitda is the Ebitda for those facilities without any allocation of corporate overhead.

	Years ended June 30,
	2006	2005	2004
SHL Facilities Adjusted Ebitda	$13,747	$12,449	$9,327
HealthMont Facilities Adjusted Ebitda	2,556	1,472	778
Corporate overhead costs	(4,699)	(4,241)	(3,702)
Depreciation and amortization	3,400	2,590	2,088
Taxes and interest expense	(3,446)	(2,323)	(3,678)
Other non-cash expenses and net changes in operating assets and liabilities	(7,052)	(7,722)	(7,473)

Net cash provided by (used in) operations	$4,506	$2,225	$(2,660)

Liquidity and Capital Resources

We generated $4,506 of cash from operations during the year ended June 30, 2006 compared to $2,225 from operations during the comparable period last year. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation and increased accounts payable and accrued expense, offset by increased net patient receivables, prepaid and other current assets and income taxes paid.

We generated $2,225 of cash from operating activities during the year ended June 30, 2005 compared to the use of $2,660 from operating activities during the comparable period the prior fiscal year. Cash was generated from net earnings, discontinued operations (primarily from the collection of retained receivables of Mountainside Medical Center) and increased accounts payable and accrued expenses offset by income taxes paid and increased net patient receivables

SunLink expended $8,013, $4,029 and $1,879 for capital expenditures at our hospitals (included in continuing operations) during the years ended June 30, 2006, 2005 and 2004, respectively. These capital expenditures were primarily for new and replacement equipment. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

On October 15, 2004 SunLink entered into a $30,000, five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan with an interest rate at LIBOR plus 3.91% and a $5,000 term loan with an interest rate at LIBOR plus 3.91% (the “SunLink Credit Facility”). Only the $10,000 term loan has been drawn, of which $8,889 was outstanding at June 30, 2006. The proceeds were used to repay $7,700 of HealthMont debt which was payable on August 31, 2005. SunLink is using the remaining funds from the initial draw and expects to use the funds available from the revolving line of credit for hospital capital projects, equipment purchases and working capital needs. The $10,000 term loan and draws under the $5,000 term loan are repayable pursuant to a 15-year term amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the SunLink Credit Facility. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings which would have provided for current total borrowing capacity at June 30, 2006 of approximately $28,889. We began using the revolving line of credit during July 2006. The Borrowing under the $5,000 term loan may be used, subject to satisfaction of certain covenants, to satisfy a portion of certain obligations with respect to discontinued operations, to fund acquisitions (or a portion thereof) or to reacquire certain Company securities. The SunLink Credit Facility is collateralized by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries. For the year ended

June 30, 2006, the Company was in violation of an annual capital expenditure covenant of the Credit Facility. A waiver of the violation of this covenant has been received from the lender.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $28,889 at June 30, 2006, of which $8,889 was outstanding under a term loan. The current remaining availability of approximately $20,000 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at June 30, 2006 is shown in the following table. The interest on variable interest debt is calculated at the interest rate at June 30, 2006.

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$928	$2,175	$1,615	$811
2 years	841	1,484	90	737
3 years	722	1,150	0	669
4 years	6,902	553	0	160
5 years	0	468	0
More than 5 years	0	1,900	0

	$9,393	$7,730	$1,705	$2,377

At June 30, 2006 SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 2 – “Summary of Significant Accounting Policies - Recent Accounting Standards” of Consolidated Financial Statements in Item 7 of this Report for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $1,699, $2,259 and $2,717 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, for these guarantees.

At June 30, 2006, we had outstanding long-term debt of $9,393 of which $8,889 was incurred in connection with the SunLink Credit Facility and $504 was related to capital leases.

By the end of 2006, we expect to be substantially completed with the conversion of our hospitals to a single management information systems. Prior to the conversion, we previously utilized three different management information systems at our seven hospitals. Five hospitals utilize comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

On July 13, 2006 Piedmont Healthcare, Inc. (“Piedmont”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc.(n/k/a PMH), Southern Health Corporation of Jasper, Inc. (“SHCJ”) SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments from the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the SCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend against liability asserted on SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

Discontinued Operations

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”), at a time when it owned Beldray Limited, a U.K. manufacturing business. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries of SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2006 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring substantial additional expenses in the fiscal year ending June 30, 2007 and subsequent fiscal years as well as diverting substantial time of the Company’s management and Board of Directors to this task. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

We incurred incremental costs related to compliance with Sarbanes-Oxley during the year ended June 30, 2006. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 decreased the Company’s results of operations by approximately $577.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted this standard effective July 1, 2005. Its adoption by the Company did not have a material impact on the Company’s consolidated financial statements. In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. For physician guarantees issued on or after January 1, 2006, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 was a reduction of expense of $41 during the six months ended June 30, 2006.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In June 2006, FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Interpretation 48 attempts to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a.	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b.	A reduction in a deferred tax asset or an increase in a deferred tax liability

c.	Both (a) and (b).

A company that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. Its adoption by the Company should not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $564, $655 and $811 to these law firms in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Another director received $3 and $9 in the fiscal years ended June 30, 2005 and 2004, respectively, as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the SunLink Credit Facility completed in October 2004. Borrowings of $8,889 at June 30, 2006 were outstanding under the SunLink Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $89 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e)and 15d-15(e) as of June 30, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls—There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 6, 2006, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 6, 2006, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 6, 2006, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 6, 2006, and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 6, 2006, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets—June 30, 2006 and 2005.

Consolidated Statements of Earnings—For the Years Ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2006, 2005 and 2004.

(a) (2) Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms	At pages 58-59 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 60 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or not required under Regulation S-X and, therefore, has been omitted.

(b) Reports on Form 8-K

Date of Report	Subject of Report
May 12, 2005	Press release announcing financial results for the third quarter of fiscal 2006.

(c) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below:

2.1	Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K dated April 14, 2004).

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

4.1	Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K dated February 10, 2004).

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2	Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.3	Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.4	Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.5	Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.6*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.7*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.8	Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.9	Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.10*	Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J. T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.11*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005).

10.12*	Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005).

10.13	Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.73 of the Company’s Report on Form 8-K dated October 21, 2004).

10.14	Form of Revolving Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.74 of the Company’s Report on Form 8-K dated October 21, 2004).

10.15	Form of Term Loan A Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.75 of the Company’s Report on Form 8-K dated October 21, 2004).

10.16	Form of Term Loan B Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.76 of the Company’s Report on Form 8-K dated October 21, 2004).

10.17	Form of Security Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.77 of the Company’s Report on Form 8-K dated October 21, 2004).

10.18	Form of Pledge Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.78 of the Company’s Report on Form 8-K dated October 21, 2004).

10.19*	Letter agreement, dated March 9, 2005, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated March 11, 2005).

10.20*	Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 8, 2005).

10.21*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 23, 2005).

10.22*	Letter Agreement, dated March 13, 2006, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated March 14, 2005).

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

23.2	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of September, 2006.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 18, 2006

/s/ JOSEPH T. MORRIS Joseph T. Morris	Chief Financial Officer (principal financial officer)	September 18, 2006

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Principal Accounting Officer (principal accounting officer)	September 18, 2006

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 18, 2006

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 18, 2006

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 18, 2006

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 18, 2006

/s/ MICHAEL HALL Michael Hall	Director	September 18, 2006

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and for each of the two years in the period ended June 30, 2006 and have issued our report thereon dated September 15, 2006; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the two years in the period ended June 30, 2006. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) for the year ended June 30, 2004, and have issued our report thereon dated September 20, 2004; such financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of SunLink Health Systems, Inc., listed in Item 15 for the year ended June 30,2004. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

amounts in thousands

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2006	$7,348	$14,987	$0	$13,404	$8,931
Year Ended June 30, 2005	$8,140	$11,060	$0	$11,852	$7,348
Year Ended June 30, 2004	$5,848	$14,807	$1,323	$13,838	$8,140

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2006	$3,094	$(153)	$0	$(17)	$2,958
Year Ended June 30, 2005	$5,259	$69	$0	$2,234	$3,094
Year Ended June 30, 2004	$5,104	$0	$2,293	$2,138	$5,259

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K dated April 14, 2004).

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q dated February 17, 2004).

4.1	Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K dated February 10, 2004).

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996).

10.2	Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.3	Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.4	Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.5	Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.6*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.7*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q dated September 30, 2001).

10.8	Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.9	Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.10*	Amended and Restated Employment Agreement between SunLink Health Systems, Inc. and J. T. Morris, dated February 1, 2002 (incorporated by reference from Exhibit 10.2 of SunLink’s Form 10-Q for the quarter ended September 30, 2002).

10.11*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005).

10.12*	Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005).

10.13	Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.73 of the Company’s Report on Form 8-K dated October 21, 2004).

10.14	Form of Revolving Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.74 of the Company’s Report on Form 8-K dated October 21, 2004).

10.15	Form of Term Loan A Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.75 of the Company’s Report on Form 8-K dated October 21, 2004).

10.16	Form of Term Loan B Note between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.76 of the Company’s Report on Form 8-K dated October 21, 2004).

10.17	Form of Security Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.77 of the Company’s Report on Form 8-K dated October 21, 2004).

10.18	Form of Pledge Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation dated October 15, 2004 (incorporated by reference from Exhibit 10.78 of the Company’s Report on Form 8-K dated October 21, 2004).

10.19*	Letter agreement, dated March 9, 2005, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated March 11, 2005).

10.20*	Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 8, 2005).

10.21*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 23, 2005).

10.22*	Letter Agreement, dated March 13, 2006, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated March 14, 2005).

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

23.2	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended June 30, 2006.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.:

We have audited the accompanying consolidated statements of earnings, shareholders’ equity, and cash flows of SunLink Health Systems, Inc. (the “Company”) for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2004

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND 2005

(All amounts in thousands, except share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,084	$5,281
Receivables - net	16,494	14,549
Medical supplies	2,577	2,350
Deferred income tax asset	5,391	5,358
Prepaid expenses and other	2,363	1,989

Total current assets	27,909	29,527
PROPERTY, PLANT, AND EQUIPMENT - At cost
Land	2,256	2,256
Buildings and improvements	27,959	27,917
Equipment and fixtures	21,585	13,384

	51,800	43,557
Less accumulated depreciation	10,645	7,257

Property, plant, and equipment - net	41,155	36,300
NONCURRENT ASSETS:
Goodwill	2,944	2,944
Pension asset	505
Other noncurrent assets	1,790	1,342

Total noncurrent assets	5,239	4,286

TOTAL ASSETS	$74,303	$70,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,689	$6,075
Third-party payor settlements	3,666	3,733
Current maturities of long-term debt	928	843
Accrued payroll and related taxes	5,231	4,821
Pension liability		151
Income taxes	211	893
Current liabilities of Mountainside Medical Center	1,528	922
Accrued employee medical claims	51	1,166
Other accrued expenses	2,991	3,052

Total current liabilities	22,295	21,656
LONG-TERM LIABILITIES:
Long-term debt	8,465	9,199
Noncurrent deferred income tax liabilities	4,025	4,148
Noncurrent liability for professional liability risks	3,281	3,966
Other noncurrent liabilities	1,885	1,843

Total long-term liabilities	17,656	19,156
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,315, shares at June 30, 2006 and 7,198 shares at June 30, 2005	3,658	3,599
Additional paid-in capital	8,393	7,589
Retained earnings	22,545	18,636
Accumulated other comprehensive loss	(244)	(523)

Total shareholders’ equity	34,352	29,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,303	$70,113

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(All amounts in thousands, except per share amounts)

	YEARS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2004
Net revenues	$135,576	$128,732	$112,436
Cost of Patient Service Revenues:
Salaries, wages and benefits	67,037	62,080	53,955
Provision for bad debts	14,987	11,979	11,519
Supplies	14,275	14,220	12,944
Purchased services	8,687	7,703	7,027
Other operating expenses	17,111	20,241	17,905
Rents and leases expense	2,452	2,829	2,683
Depreciation and amortization	3,400	2,590	2,088

	127,949	121,642	108,121

Operating profit	7,627	7,090	4,315
Other income (expense):
Interest expense	(1,146)	(1,110)	(4,379)
Interest income	75	42	26
Loss on early repayment of debt		(384)	(1,904)

Earnings (loss) from continuing operations before income taxes	6,556	5,638	(1,942)
Income tax expense (benefit)	2,375	1,255	(675)

Earnings (loss) from continuing operations	4,181	4,383	(1,267)
Earnings (loss ) from discontinued operations, net of income taxes	(272)	157	14,692

Net earnings	$3,909	$4,540	$13,425

Earnings (loss) per share:
Continuing operations:
Basic	$0.58	$0.61	$(0.20)

Diluted	$0.53	$0.57	$(0.20)

Discontinued operations:
Basic	$(0.04)	$0.02	$2.35

Diluted	$(0.03)	$0.02	$2.35

Net earnings:
Basic	$0.54	$0.63	$2.15

Diluted	$0.50	$0.59	$2.15

Weighted-average common shares outstanding:
Basic	7,258	7,166	6,246

Diluted	7,858	7,711	6,246

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(All amounts in thousands)

						Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
			Additional Paid-in Capital	Retained Earnings (Deficit)	Common Share Warrants
	Common Shares
	Shares	Amount
JUNE 30, 2003	5,028	$2,514	$3,662	$720	$40	$(463)	$6,473
Net earnings				13,425			13,425
Foreign currency translation adjustment						(43)	(43)
Minimum pension liability adjustment, net of tax of $51						99	99

Total comprehensive income							13,481
Common share warrants issued					190		190
Common shares issued	2,044	1,022	3,738				4,760

JUNE 30, 2004	7,072	3,536	7,400	14,145	230	(407)	24,904
Net earnings				4,540			4,540
Foreign currency translation adjustment						25	25
Minimum pension liability adjustment, net of tax of $73						(141)	(141)

Total comprehensive income							4,424
Common share warrants repurchased				(49)	(60)		(109)
Common shares issued	126	63	189		(170)		82

JUNE 30, 2005	7,198	3,599	7,589	18,636	0	(523)	29,301
Net earnings				3,909			3,909
Foreign currency translation adjustment						(59)	(59)
Minimum pension liability adjustment, net of tax of $174						338	338

Total comprehensive income							4,188
Share-based compensation			577				577
Common shares issued including tax benefits	117	59	227				286

JUNE 30, 2006	7,315	$3,658	$8,393	$22,545	$0	$(244)	$34,352

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(All amounts in thousands)

	YEARS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,909	$4,540	$13,425
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,400	2,590	2,088
Stock-based compensation	633
Repurchase of share warrant		(109)
Interest capitalized on long-term debt			836
Gain on sale of assets			(19,899)
Deferred income taxes	(155)	(189)	(1,021)
Non cash loss on early repayment of debt		263	1,263
Change in assets and liabilities (excluding effect of acquisition):
Receivables	(1,946)	(2,181)	(1,318)
Medical supplies	(227)	(110)
Prepaid expenses and other assets	(1,136)	(1,023)	(220)
Accounts payable and accrued expenses	350	1,643	(1,656)
Income taxes	(885)	(3,092)	3,584
Third-party payor settlements	(68)	(663)	(25)
Net cash provided by discontinued operations	631	556	283

Net cash provided by (used in) operating activities	4,506	2,225	(2,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment - continuing operations	(8,012)	(4,029)	(1,879)
Cash acquired in HealthMont Acquisition			95
Proceeds from sales of assets			40,500
Expenditures for property, plant, and equipment - discontinued operations			(578)

Net cash provided by (used in) investing activities	(8,012)	(4,029)	38,138
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	231	82	1,985
Additions to long-term debt- continuing operations		10,000	2,300
Payment of long-term debt - continuing operations	(922)	(7,486)	(28,127)
Payment of long-term debt - discontinued operations			(4,209)
Revolving advances - net		(2,591)	(2,131)

Net cash provided by (used in) financing activities	(691)	5	(30,182)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		1	10

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,197)	(1,798)	5,306
CASH AND CASH EQUIVALENTS:
Beginning of year	5,281	7,079	1,773

End of year	$1,084	$5,281	$7,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$3,273	$4,752	$276

Interest, net of amounts capitalized	$1,136	$1,040	$2,912

Noncash investing and financing activities -
Long-term debt issued as payment-in-kind for interest payable	$0	$0	$1,113

Assets acquired under capital lease obligations	$272	$0	$0

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (“SunLink” or the “Company”) is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2002, SunLink acquired two additional hospitals pursuant to its acquisition of HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the fiscal year ended June 30, 2006, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the past year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

SunLink announced in December 2005 that its Board of Directors had retained a financial advisor for the purpose of evaluating the Company’s strategic alternatives, which alternatives could include a sale of the Company or a merger, acquisition or other transactions. SunLink’s evaluation of such alternatives is currently ongoing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned. All significant intercompany transactions and balances have been eliminated.

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

Net Patient Service Revenue - SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2006, there were no material claims or disputes with third-party payors.

Charity Care – SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $2,992, $2,600 and $1,293 of charity care in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Concentrations of Credit Risk - SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. Medicare net revenues were approximately 46% of net revenues for the years ended June 30, 2006 and 2005, and approximately 47% for the year ended June 30, 2004, while Medicaid was approximately 16% of net revenues for the year ended June 30, 2006 and approximately 17% for the years ended June 30, 2005 and 2004. Medicare receivables were approximately 28% of receivable – net at June 30, 2006 while Medicaid receivables were approximately 21% of receivable-net at the same date.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the Federally insured limits from time to time.

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

Property, Plant, and Equipment - Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $3,373, $2,533 and $2,088 for the years ended June 30, 2006, 2005 and 2004, respectively.

Risk Management – SunLink is exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in management’s judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims, net of estimated insurance recoveries.

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

The Company self-insures for workers’ compensation risk. The estimated liability for workers’ compensation risk includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. The Company was self-insured for employee health risks until October 1, 2005 when a fully-insured employee health insurance plan was entered into.

The Company accrues an estimate of losses resulting from workers’ compensation and professional liability claims to the extent they are not covered by insurance. These accruals are estimated quarterly based upon management’s review of claims reported and historical loss data.

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

Long-lived Assets – SunLink periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

Goodwill – SunLink accounts for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets, such as certificates of need, are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense related to intangible assets is estimated to be $27 for each of the next five years. Intangible assets include in Other noncurrent assets were $555 and $583 at June 30, 2006 and 2005, respectively.

Income Taxes – SunLink accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SFAS No. 109 generally requires consideration of all expected future events other than proposed enactments of changes in the income tax law or rates. When management determines, using factors identified in SFAS No. 109, that it is more likely than not that a portion of or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

Share-Based Compensation – The Company issues common share options to key employees and directors under various shareholder-approved plans. Prior to July 1, 2005, the Company accounted for its share-based employee compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company did not record any share-based employee compensation expense for options granted under its option plans prior to July 1, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the Company’s common shares on the date of grant. Effective July 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment”, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on July 1, 2005, includes: (i) compensation expense for all share options granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for share options granted on or after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods are not required nor have they been restated for the adoption of SFAS No. 123(R). Share-based compensation expense of $577 was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company in accordance with SFAS No. 123(R) for the year ended June 30, 2006. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimate volatility in this model.

Prior to July 1, 2005, the Company accounted for share-based compensation expense under the provisions of APB No. 25. Accordingly, the Company did not record share-based compensation expense for its share options prior to the year ended June 30, 2006. Pro forma net earnings and net earnings per share amounts that would have resulted had compensation expense for share options been determined using the fair value-based method is as follows:

	Years Ended June 30,
	2005	2004
Net Earnings	$4,540	$13,425
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	313	115

Pro forma net earnings	$4,227	$13,310

Net earnings per share
Basic - as reported	$0.63	$2.15
Basic - pro forma	0.59	2.13
Diluted - as reported	0.59	2.15
Diluted - pro forma	$0.55	$2.13

Fair Value of Financial Instruments - The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period – 4 years.

Earnings (Loss) per Share - Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 1995 Incentive Stock Option Plan, 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan, 2005 Equity Incentive Plan and outstanding share purchase warrants issued by SunLink. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Its adoption by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this standard effective July 1, 2005. The effect of adoption of this standard by the Company for the fiscal year ending June 30, 2006 decreased the Company’s results of operations by approximately $577.

In March 2005, FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. Interpretation 47 is intended to result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted this standard effective July 1, 2005. Its adoption by the Company did not have a material impact on the Company’s consolidated financial statements.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 was a reduction of expense of $41 during the six months ended June 30, 2006.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In June 2006, FASB published FASB Interpretation No. 48, “Accounting for Uncertainity in Income Taxes – an interpretation of FASB Statement No. 109”. Interpretation 48 attempts to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a. An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b. A reduction in a deferred tax asset or an increase in a deferred tax liability

c. Both (a) and (b).

A company that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. Its adoption by the Company should not have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Mountainside Medical Center - On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown as current liabilities of Mountainside Medical Center on the consolidated balance sheet. The loss for the year ended June 30, 2006 results primarily from $588 of unfavorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside.

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Life Sciences and Engineering Segment - SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2006, 2005 and 2004.

Child Safety Segment - On January 29, 2001, Bradley International Holdings Limited (“Bradley”), an inactive subsidiary of KRUG UK sold its European child safety subsidiary, Klippan Limited (“Klippan”) to Newell Limited (“Newell”). During the fiscal year ended June 30, 2004, SunLink was notified that a 2001 tax loss related to Klippan in the United Kingdom was reduced and additional tax of $66 was owed.

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

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2006	2005	2004
Beginning balance	$1,298	$1,479	$1,618
Provision for losses
Usage	(32)	(155)	(254)
Exchange differences	35	(26)	115

	$1,301	$1,298	$1,479

Results of discontinued operations were as follows:

Discontinued Operations - Summary Statement of Earnings Information

	Years Ended June 30,
	2006	2005	2004
Revenues:
Mountainside Medical Center			$20,873

Earnings (loss) from discontinued operations:
Mountainside Medical
Earnings (loss) from operations	$(564)	$346	(1,587)
Gain from asset sales			19,889
Income tax expense (benefit)	(174)	70	(3,514)

Earnings (loss) from Mountainside Medical Center after income taxes	(390)	276	14,788

Child safety segment:
Income taxes			66

Loss from child safety segment after income taxes			(66)

Life sciences and engineering segment:
Loss from operations before income taxes	(56)	(46)	(87)
Income tax expense (benefit)	(174)	73	(57)

Earnings (Loss) from life sciences and engineering segment after income taxes	118	(119)	(30)

Earnings (loss) from discontinued operations	$(272)	$157	$14,692

4.	ACQUISITION OF HEALTHMONT, INC.

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

The following pro forma statement of earnings for the year ending June 30, 2004 give effect to SunLink’s acquisition of HealthMont as if it had occurred as of July 1, 2003:

Pro Forma Year Ended June 30, 2004
Net revenues	$119,794

Net loss	$(3,139)

Net loss per share:
Basic	$(0.50)

Diluted	$(0.50)

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

Summary information for receivables is as follows:

	June 30,
	2006	2005
Patient accounts receivable (net of contractual allowances)	$25,425	$21,814
Less allowance for doubtful accounts	(8,931)	(7,270)

Patient accounts receivable (net of allowances)	16,494	14,544
Other accounts receivables		5

Total	$16,494	$14,549

Net revenues included $312, $707 and $545 for the years ended June 30, 2006, 2005 and 2004, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

6.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2006	2005
SunLink Term Loan	$8,889	$9,556
Capital lease obligations	504	486

Total	9,393	10,042
Less current maturities	(928)	(843)

	$8,465	$9,199

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at June 30, 2006 of approximately $28,889. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company began using the revolving line of credit during July 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries. For the year ended June 30, 2006, the Company was in violation of an annual capital expenditure covenant of the Credit Facility. A waiver of the violation of this covenant has been received from the lender.

Annual required payments of debt for the next five years and thereafter are as follows:

2007	$928
2008	841
2009	722
2010	6,902
2011	—
2012 and thereafter	—

Total	$9,393

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2006.

2007	$811
2008	737
2009	669
2010	160
2011	—
2012 and thereafter	—

Total	$2,377

7.	LOSS ON EARLY REPAYMENT OF DEBT

In October 2004, the Company repaid, from proceeds of the SunLink Credit Facility, mortgages (principal amounts of $6,325) due August 2005 and a revolving loan ($1,289 outstanding at payment date) which had an expiration date of August 31, 2005. The early repayment resulted in a loss on early repayment of debt of $384. This loss is composed of $263 of unamortized prepaid debt costs related to the repaid debt instruments and a $121 penalty related to the early repayment of the revolving loan.

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

Employee and Directors Stock Option Plans – On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. Options outstanding under this plan at June 30, 2006 were 237,200 shares.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006 and 82,500 options were outstanding at June 30, 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 at both June 30, 2005 and 2004, respectively.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options for 634,150 shares are outstanding at June 30, 2006. Options totaling 141,675 shares under this plan have been exercised. Options outstanding under this Plan were 744,400 and 671,100 at June 30, 2005 and 2004, respectively.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted are determined by the Board of Directors but may not exceed 10 years. Options for 246,000 shares have been exercised and options for 4,000 shares are outstanding at June 30, 2006. Options outstanding under this Plan were 10,000 and 46,500 at June 30, 2005 and 2004, respectively.

The activity of Company’s shares options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2003	805,850	$1.59	$1.25 - $4.00
Granted	68,500	2.90	2.65 - 5.50
Exercised	(65,750)	1.56	1.25 - 1.69
Forfeited	(8,500)	2.35	1.69 -3.00

Options outstanding June 30, 2004	800,100	1.87	1.25 - 5.50
Granted	104,250	6.49	5.48 - 8.95
Exercised	(50,550)	1.61	1.25 - 4.00
Forfeited	(16,900)	2.96	2.50 - 5.48

Options outstanding June 30, 2005	836,900	2.44	1.50 - 8.95
Granted	254,500	9.64	8.15 - 10.24
Exercised	(117,625)	1.97	1.50 - 5.50
Forfeited	(15,925)	8.45	3.00 - 9.63

Options outstanding June 30, 2006	957,850	$4.31	$1.50 - $10.24

Options exercisable, June 30, 2004	511,148	$1.71	$1.25 - $4.00

Options exercisable, June 30, 2005	664,446	$1.75	$1.50 - $5.50

Options exercisable, June 30, 2006	623,618	$2.05	$1.50 - $6.57

The weighted-average fair value of each option granted during the years ended June 30, 2006, 2005, and 2004 was $4.01, $3.00 and $1.68, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2006, 2005 and 2004, respectively: estimated volatility of 46%, 50% and 56%; risk-free interest rate of 4.5%, 6.2% and 4.5%; dividend yield of 0% for all years; and, an expected life of 4.0 years, 4.0 years and 6.4 years. The historical volatility is used to calculate the estimate volatility. The expected lives of the stock option grants were determined using the average vesting period of the grants. See “Share-Based Compensation” in “Note 2 – Summary of Significant Accounting Policies” of these Notes to the Consolidated Financial Statements for the adoption of SFAS 123 (R) during the year ended June 30, 2006 and the compensation expense recognized for that year.

Information with respect to stock options outstanding and exercisable at June 30, 2006 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$1.50	465,500	2.38	465,500
$2.50	25,000	4.49	18,750
$2.65	12,000	4.69	6,000
$2.80	5,000	5.41	1,750
$2.90	37,500	7.45	37,500
$2.91	31,500	3.24	31,500
$3.00	25,525	3.66	19,050
$3.82	1,500	6.19	—
$4.00	11,000	3.78	11,000
$5.48	6,625	4.24	1,563
$6.39	6,000	3.72	2,000
$6.57	87,000	3.64	29,005
$8.15	500	4.20	—
$9.63	237,200	5.06	—
$9.95	4,000	4.36	—
$10.24	2,000	4.46	—

	957,850	3.58	623,618

For the year ended June 30, 2006, the Company recognized $577 of compensation expense for share options issued. Prior to the July 1, 2005 adoption of FAS No. 123 (R), no compensation expense was recognized for the share option plans under the intrinsic value method of accounting for share option costs since the exercise price of the options is not less than the fair value of SunLink’s common shares at the grant date. See Note 2. “Summary of Significant Accounting Policies” Recent Accounting Standards for further discussion of FAS No. 123 (R).

Stock Option Plan in Replacement of HealthMont Stock Option Plan - In conjunction with the HealthMont acquisition, stock options totaling 19,005 shares were issued in replacement of previously outstanding HealthMont options. All of these options are currently exercisable and expire on October 3, 2006. The option exercise price for 6,335 shares is $15.19 per share and for 12,670 shares is $10.05 per share.

Warrants - SunLink issued 999,487 warrants to shareholders of record on December 23, 1995. For each five common shares held, SunLink distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase common shares for $8.625 per share through their extended expiration date of January 31, 2007. SunLink may reduce the purchase price at any time. On November 19, 2003, the Company reduced the warrant exercise price to $2.50 per share from November 20, 2003 to April 20, 2004. The reduced warrant exercise price of $2.50 was approximately 90% of the average closing price of common shares for the ten trading days prior to November 19, 2003. Common shares totaling 753,029 have been purchased by warrant exercises and at June 30, 2006, 246,458 warrants are outstanding.

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

Shareholder Rights Plan – On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combinations approved by the Board of Directors. The Rights expire on February 8, 2014 unless the Company redeems them at an earlier date. The Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, at any time prior to a public announcement that a person has become an Acquiring Person.

Accumulated Other Comprehensive Income (Loss) - Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2003	$(167)	$(296)	$(463)
Current period change	(43)	99	56

June 30, 2004	(210)	$(197)	$(407)
Current period change	25	(141)	(116)

June 30, 2005	(185)	(338)	(523)
Current period change	(59)	338	279

June 30, 2006	$(244)	$—	$(244)

9.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2006	2005	2004
Domestic:
Current	$2,522	$1,186	$232
Deferred	(147)	69	(907)

Total income tax expense (benefit)	$2,375	$1,255	$(675)

Deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2006	2005
Domestic:
Net operating loss carryforward	$2,770	$3,028
Provision for loss on discontinued operations	61	61
Depreciation expense	(4,025)	(4,148)
Allowances for receivables	1,934	1,270
Accrued expenses	2,345	2,892
Pension liabilities	(46)	(127)
Other	(3)	40

	3,036	3,016
Less valuation allowance	(1,670)	(1,806)

Total domestic deferred tax assets	1,366	1,210
Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	0	0

Net deferred tax assets	$1,366	$1,210

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2006	2005	2004
Income taxes at Federal statutory rate	$2,229	$1,917	$(660)
Changes in valuation allowance - continuing operations	(136)	(914)	(165)
U.S. state income taxes	255	129	232
Share option expense	196
Other	(169)	123	(82)

Total income tax expense (benefit) - continuing operations	$2,375	$1,255	$(675)

The Company provided a $1,670 deferred tax valuation allowance for domestic assets as of June 30, 2006 so that the net domestic deferred tax assets were $1,366 as June 30, 2006. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,670 representing that portion of the net domestic tax asset which may not be utilized. The Company had a deferred tax valuation allowance for the domestic tax asset at June 30, 2005 of $1,806 so that the net domestic assets at June 30, 2005 were $1,210. The domestic net operating loss carryforwards expire in 2021.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2006 and 2005, respectively, so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is more likely than not that none of its foreign deferred tax asset will be realized thorough future taxable earning or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

10.	EMPLOYEE BENEFITS

Defined Benefit Plans - Prior to SunLink’s acquisition of its initial hospitals, it historically maintained defined benefit retirement plans covering substantially all of its employees. No defined benefit plan is maintained for the community hospital segment employees. Benefits are based on years of service and level of earnings. SunLink funds the domestic plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

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

At June 30, 2006, the plan’s assets are invested 83% in cash and short term investments, 10% in equity investments and 7% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 4 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $61, $73, $70, $66 and $77 in pension benefits in the years ended June 30, 2007 though 2011, respectively. The plan expects to pay $408 in pension benefits for the years June 30, 2012 through 2016, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make contributions to the plan of approximately $150 in the year ending June 30, 2007.

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2006	2005	2004
Service cost	$0	$0	$0
Interest cost	74	69	83
Expected return on assets	(49)	(66)	(53)
Amortization of prior service cost	31	15	26

Net pension expense	$56	$18	$56

Weighted-average assumptions:
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	4.00%	6.50%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	June 30,
	2006	2005
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,320	$1,168
Service cost
Interest cost	74	68
Actuarial (gain) loss	(48)	199
Benefits paid	(97)	(115)

Benefit obligation at end of year	$1,249	$1,320

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,169	$786
Actual return (loss) on plan assets	26	8
Company contributions	200	490
Benefits paid	(97)	(115)

Fair value of plan assets at end of year	$1,298	$1,169

Funded (unfunded) status of the plans	49	(151)
Unrecognized actuarial loss (gain)	456	512

Prepaid or (accrued) benefit cost	$505	$361

Amounts Recognized in Consolidated Balance Sheets
Prepaid or (accrued) benefit cost	$505	$(151)
Accumulated other comprehensive income*	—	512

Net amount recognized	$505	$361

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan - In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. HealthMont had an existing 401(k) plan at the acquisition date which covered substantially all of the employees of the HealthMont hospitals. The HealthMont plan was merged into the SunLink plan in January 2005. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No matching of HealthMont employees’ contribution was made prior to the merger of the HealthMont plan into the SunLink plan. Plan expense was $462, $427 and $424 for the years ended June 30, 2006, 2005 and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $2,452, $2,829 and $2,683, for the years ended June 30, 2006, 2005 and 2004, respectively. Minimum lease commitments as of June 30, 2006 are as follows:

Fiscal year ending June 30:
2007	$2,175
2008	1,484
2009	1,150
2010	553
2011	468
Thereafter	1,900

Total minimum lease payments	$7,730

Physician Guarantees – At June 30, 2006 SunLink had contracts with 11 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 will be accounted for under the provisions of FSP FIN 45-3. See Note 2 – “Summary of Significant Accounting Policies—Recent Accounting Standards” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or he would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee contract provisions will be collateralized by the physician’s patient accounts receivable and/or by a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2006 is a liability of $490 for physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $1,699, $2,259 and $2,717 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Noncancelable commitments under these contracts as of June 30, 2006 are as follows:

Fiscal year ending June 30:
2007	$1,615
2008	90
2009	—
2010	—

Total	$1,705

Management Information Systems – By the end of 2006, SunLink expects to be substantially completed with the conversion of its hospitals to a single management information system. Prior to the conversion, SunLink previously utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for the single management information system with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computers and other hardware for the new system with a total commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

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

On July 13, 2006 Piedmont Healthcare, Inc. (“Piedmont”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc.(n/k/a PMH), Southern Health Corporation of Jasper, Inc. (“SHCJ”) SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments from the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the SCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend against liability asserted on SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $564, $655 and $811 to these law firms in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Another director received $3 and $9 in the fiscal years ended June 30, 2005 and 2004, respectively, as fees for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

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

13.	EARNINGS PER SHARE

(Share Amounts in Thousands)

	Years Ended June 30,
	2006		2005		2004
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$4,181		$4,383		$(1,267)

Basic:
Weighted-average shares outstanding	7,258	$0.58	7,166	$0.61	6,246	$(0.20)

Diluted:
Weighted-average shares outstanding	7,858	$0.53	7,711	$0.57	6,246	$(0.20)

Earnings (loss) from discontinued operations	$(272)		$157		$14,692

Basic:
Weighted-average shares outstanding	7,258	$(0.04)	7,166	$0.02	6,246	$2.35

Diluted:
Weighted-average shares outstanding	7,858	$(0.03)	7,711	$0.02	6,246	$2.35

Net Earnings	$3,909		$4,540		$13,425

Basic:
Weighted-average shares outstanding	7,258	$0.54	7,166	$0.63	6,246	$2.15

Diluted:
Weighted-average shares outstanding	7,858	$0.50	7,711	$0.59	6,246	$2.15

Weighted -average number of shares outstanding - basic	7,258		7,166		6,246

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	600		545		0

Weighted-average number of shares outstanding -diluted	7,858		7,711		6,246

Dilutive securities from share options of 25 for the year ended June 30, 2006 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Dilutive securities from share warrants of 246 for the years ended June 30, 2005 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Dilutive securities from share options and warrants of 449 for the year ended June 30, 2004 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Share Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2006 and 2005, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2006	$34,805	$34,630	$32,242	$33,899
	Year Ended June 30, 2005	$33,091	$33,893	$31,291	$30,457
EARNINGS FROM CONTINUING OPERATIONS	Year Ended June 30, 2006	1,171	1,009	917	1,084
	Year Ended June 30, 2005	955	2,453	652	323

NET EARNINGS	Year Ended June 30, 2006	1,272	632	902	1,103
	Year Ended June 30, 2005	1,103	2,439	689	309
EARNINGS PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2006	0.16	0.14	0.13	0.15
	Year Ended June 30, 2005	0.13	0.34	0.09	0.05

Diluted	Year Ended June 30, 2006	0.15	0.13	0.12	0.14
	Year Ended June 30, 2005	0.12	0.32	0.08	0.04
Net earnings (loss):
Basic	Year Ended June 30, 2006	0.17	0.09	0.12	0.15
	Year Ended June 30, 2005	0.15	0.34	0.10	0.04

Diluted	Year Ended June 30, 2006	0.16	0.08	0.11	0.14
	Year Ended June 30, 2005	0.14	0.32	0.09	0.04
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2006	7,315	7,269	7,242	7,205
	Year Ended June 30, 2005	7,167	7,158	7,162	7,177

Diluted	Year Ended June 30, 2006	7,891	7,890	7,860	7,791
	Year Ended June 30, 2005	7,761	7,707	7,673	7,699