Form 10-Q
period 2006-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2006-11-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of Common Shares, without par value, outstanding as of November 9, 2006 was 7,343,120.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$826	$1,084
Receivables - net	16,522	16,494
Medical supplies	2,886	2,577
Deferred income tax asset	5,275	5,391
Prepaid expenses and other	3,538	2,363

Total Current Assets	29,047	27,909

Property, Plant and Equipment, at cost	53,328	51,800
Less accumulated depreciation and amortization	11,619	10,645

Property, Plant and Equipment - net	41,709	41,155

Goodwill	2,944	2,944
Other assets	2,599	2,295

Total Assets	$76,299	$74,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,450	$7,689
Revolving advances	2,646
Third-party payor settlements	4,429	3,666
Current maturities of long-term debt	910	928
Accrued payroll and related taxes	4,921	5,231
Income taxes	—	211
Current liabilities of Mountainside Medical Center	601	1,528
Other accrued expenses	3,376	3,042

Total Current Liabilities	24,333	22,295

Long-Term Liabilities:
Long-term debt	8,248	8,465
Noncurrent liability for professional liability risks	2,425	3,281
Noncurrent deferred income tax liabilities	4,161	4,025
Other noncurrent liabilities	2,033	1,885

Total Long-term Liabilities	16,867	17,656

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares Common shares, without par value:
Issued and outstanding, 7,343 shares at September 30, 2006 and 7,315 shares at June 30, 2006	3,672	3,658
Additional paid-in capital	8,573	8,393
Retained earnings	23,095	22,545
Accumulated other comprehensive loss	(241)	(244)

Total Shareholders’ Equity	35,099	34,352

Total Liabilities and Shareholders’ Equity	$76,299	$74,303

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED September 30,
	2006	2005
Net Revenues	$34,483	$33,899

Cost of Patient Service Revenues:
Salaries, wages and benefits	17,711	16,175
Provision for bad debts	4,693	3,868
Supplies	3,749	3,622
Purchased services	2,164	2,150
Other operating expenses	3,353	4,753
Rent and lease expense	725	618
Depreciation and amortization	1,026	768

Cost of patient service revenues	33,421	31,954

Operating Profit	1,062	1,945

Other Income (Expense):
Interest expense	(317)	(275)
Interest income	8	20

Earnings From Continuing Operations before Income Taxes	753	1,690

Income Tax Expense	285	606

Earnings From Continuing Operations	468	1,084

Earnings from Discontinued Operations	82	19

Net Earnings	$550	$1,103

Earnings Per Share:
Continuing Operations:
Basic	$0.06	$0.15

Diluted	$0.06	$0.14

Discontinued Operations:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Net Earnings:
Basic	$0.08	$0.15

Diluted	$0.07	$0.14

Weighted-Average Common Shares Outstanding:
Basic	7,328	7,205

Diluted	7,830	7,791

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED September 30,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	$(1,178)	$3,083

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(1,546)	(1,302)

Net Cash Used in Investing Activities	(1,546)	(1,302)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	55	113
Revolving advances, net	2,646	—
Payments on long-term debt	(235)	(225)

Net Cash Provided by (Used in) Financing Activities	2,466	(112)

Net Increase (Decrease) in Cash and Cash Equivalents	(258)	1,669

Cash and Cash Equivalents at Beginning of Period	1,084	5,281

Cash and Cash Equivalents at End of Period	$826	$6,950

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$308	$271

Income taxes	$523	$846

Non-cash investing and financing activities - Capital leases	$—	$272

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2006 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 18, 2006. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2006, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2006	2005
Earnings from discontinued operations:

Mountainside Medical Center:
Earnings from operations	$147	$38
Income tax expense	56	13

Earnings from Mountainside
Medical Center after taxes	91	25
Life sciences and engineering segment:
Loss from operations	(14)	(6)
Income tax benefit	(5)	—

Loss from Life sciences and engineering segment after taxes	(9)	(6)

Earnings from discontinued operations	$82	$19

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax earnings in the quarter ended September 30, 2006 resulted primarily from $189 of favorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2006 and 2005, respectively, were the following:

	Three Months Ended September 30,
	2006	2005
Service cost	$—	$—
Interest cost	19	23
Expected return on assets	(12)	(22)
Amortization of prior service cost	7	5

Net pension expense	$14	$6

SunLink did not contribute to the plan in the three months ended September 30, 2006. We expect to contribute $150 to the plan through the end of the fiscal year ending June 30, 2007.

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

SunLink’s non-current liability reserves for discontinued operations at September 30, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK .

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves - Over the past seventeen years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as share options. The effect of adoption of this standard by the Company for the three months ended September 30, 2006 and 2005 was an increase of $139 and $57, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

Note 5. – Recent Accounting Pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard did not have a material impact on the consolidated financial statements of the Company.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 during the three months ended September 30, 2006 was a reduction of expense of $163.

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

In June 2006, FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 attempts to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. Its adoption by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities the application of this statement will change current practice. Under the statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, the statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No.87, 88, 106 and 132(R)”. This standard requires an employer to:

(a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status

(b) Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions)

(c) Recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.

This Statement amends FASB Statement No. 87, “Employers’ Accounting for Pensions”, Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, “Employers’ Accounting for Post-retirement Benefits other than Pensions”, and Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements No. 87, No. 88, and No. 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.

The Company is required to adopt this Statement as of the end of the fiscal year ended June 30, 2007. There is projected to be no effect on the consolidated statement of earnings from the adoption of this statement. We expect that the pension asset recognized in the consolidated balance sheet will be reduced by an offsetting amount in shareholders’ equity in the accumulated other comprehensive loss. If this Statement had been adopted by the Company at June 30, 2006, pension asset and shareholders’ equity would have been reduced by $456, the amount of the unrecognized actuarial loss at June 30, 2006 determined under FASB Statement No. 87.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2006	June 30, 2006
Patient accounts receivable (net of contractual allowances)	$26,193	$25,425
Less allowance for doubtful accounts	(9,671)	(8,931)

Receivables - net	$16,522	$16,494

Net revenues included increases of $45 and $720 for the three months ended September 30, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2006	June 30, 2006
SunLink Term Loan A	$8,722	$8,889
Capital lease obligations	436	504

	9,158	9,393
Less current maturities	(910)	(928)

	$8,248	$8,465

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The

$10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2006 of approximately $28,722. Debt outstanding under the facility as of September 30, 2006 was the SunLink Term Loan A of $8,722 and $2,646 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $285 ($270 federal tax expense and $15 state tax expense) and $606 ($455 federal tax expense and $151 state tax expense) was recorded for the three months ended September 30, 2006 and 2005, respectively. The $270 federal tax expense for the three months ended September 30, 2006 included $214 deferred income tax expense. The $455 federal tax expense for the three months ended September 30, 2005 included $370 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,800 at September 30, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2006, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,114. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 3. “Discontinued Operations”). Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Net earnings	$550	$1,103
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	(3)	22

Comprehensive earnings	$547	$1,125

Note 10. - Commitments and Contingencies

Legal Proceedings

On July 13, 2006 Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments from the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period ending June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

SunLink’s non-current liability reserves for discontinued operations at September 30, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Hospital Information Systems

By the end of calendar 2006, we expect to have substantially completed the conversion of our hospitals to a single management information system. Prior to the initial conversion, we previously utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

Other

As of September 30, 2006, SunLink had no material future commitments for capital expenditures except for the management information system conversion project discussed in the previous paragraph. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $4,500 in capital expenditures, primarily new and replacement equipment, during the remaining nine months of the fiscal year ending June 30, 2007, primarily for new and replacement equipment and the management information system conversion project.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2006 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$910	$2,221	$1,544	$792
2 years	811	1,584	50	719
3 years	709	1,188	—	653
4 years	6,728	624	—	5
5 years	—	482	—	—
More than 5 years	—	1,840	—	—

	$9,158	$7,939	$1,594	$2,169

At September 30 2006, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting

Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom a guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at September 30, 2006 is a liability of $965 for 5 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $345 and $419 for the three months ended September 30, 2006 and 2005, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of September 30, 2006.

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

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

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

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the full implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2006 Annual Report on Form 10-K and continue to include the following areas:

•	Receivable – net and provision for doubtful accounts

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	THREE MONTHS ENDED September 30,
	2006	2005	% Change
Net revenues	$34,483	$33,899	1.7%
Cost of patient service revenues	(33,421)	(31,954)	4.6%

Operating profit	1,062	1,945	(45.4)%

Interest expense	(317)	(275)	15.3%
Interest income	8	20	(60.0)%

Earnings from Continuing Operations before Income Taxes	$753	$1, 690	(55.4)%

Admissions	2,374	2,584	(8.1)%

Equivalent Admissions	6,668	6,582	1.3%

Surgeries	1,227	1,220	0.6%

Revenue per Equivalent Admission	$5,171	$5,150	0.4%

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

Results of Operations

Net revenues for the quarter ended September 30, 2006 were $34,483 with a total of 6,668 equivalent admissions and revenue per equivalent admission of $5,171 compared to net revenues of $33,899, a total of 6,582 equivalent admissions and revenue per equivalent admission of $5,150 for the quarter ended September 30, 2005. The 1.7% increase in net revenues for the quarter ended September 30, 2006 was due to a 1.3% increase in equivalent admissions, a 0.6% increase in surgeries and a 0.4% increase in net revenue per equivalent admission. Commercial insurance and other payor net revenues increased 8.5% in the current year’s quarter. Net outpatient service revenues increased $1,723, an 11.2% increase from last year to $17,083 for the three months ended September 30, 2006 and increased to 49.5% of net revenues from 45.3% last year. Net revenue for the three months ended September 30, 2006 and 2005, included $406 and $160, respectively, from state indigent care programs. Net revenues included $45 and $720 for the three months ended September 30, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added 13 net new doctors during the year ended June 30, 2006 and three net new doctors during the three months ended September 30, 2006. During the three months ended September 30, 2006, SunLink expensed $345 on physician guarantees and recruiting expenses compared to $419 for the same period last year. We also have expended approximately $9,558 for capital expenditures to upgrade services and facilities since July 1, 2005. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three months ended September 30, 2006 compared to the same period of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2006	2005
Source
Medicare	44.2%	44.6%
Medicaid	14.1%	16.7%
Self pay	9.4%	8.5%
Commercial Insurance & Other	32.3%	30.2%

	100.0%	100.0%

During the three months ended September 30, 2006, we have experienced a decrease in Medicare and Medicaid as a percentage of net revenues with an increase in Commercial Insurance and other revenues. In each case, the changes were due primarily to increased managed care patients. In absolute dollars, Medicare net revenues increased in the three months ended September 30, 2006, compared to the prior year, but the increases were at lower rates than the overall 1.7% increase in net revenues.

Cost of patient service revenues, including depreciation, was $33,421 and $31,954 for the three months ended September 30, 2006 and 2005, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended September 30,
	2006	2005
Salaries, wages and benefits	51.4%	47.7%
Provision for bad debts	13.6%	11.4%
Supplies	10.9%	10.7%
Purchased services	6.3%	6.3%
Other operating expenses	9.7%	14.0%
Rent and lease expense	2.1%	1.8%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three months ended September 30, 2006 due to increased salaries and more staff and an $82 expense increase in the current year for share option compensation expense resulting from SFAS 123(R). Salaries and wages increased 12.0% in the current year’s quarter compared to the same quarter a year ago. Provision for bad debts increased as a percent of net revenue in the current year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of revenues and higher self-pay net revenues for the three months ended September 30, 2006 as compared to the same period of the prior fiscal year. Payments for Medicare patients were withheld during the last 9 days of September 2006 due to the lack federal government funding. Self-pay net revenues increased approximately 12.4% in the quarter ended September 30, 2006 compared to the prior year. This increase resulted in a higher provision for bad debts due to the low collection percentages for self-pay revenues. The increase in self-pay revenues is partially due to a lower number of patients qualifying for Medicaid services. Medicaid net revenues decreased approximately 14.2% in the quarter ended September 30, 2006 compared to the prior year. Other operating expenses decreased due to lower insurance expense. The decrease in insurance expense resulted from lower insurance costs and lower actuarially-determined liability for professional risks. Insurance expense for the quarter ended September 30, 2006 benefited from a $967 reduction due to reducing the actuarially-determined liability for professional liability risks.

Depreciation and amortization expense increased $258 for the three months ended September 30, 2006 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $9,558 of capital expenditures in the past 15 months.

Operating profit for the three months ended September 30, 2006 was $1,062 or 3.1% of net revenues compared to $1,945 or 5.7% of net revenues for the three months ended September 30, 2005. The lower positive settlements and filings of prior year Medicare and Medicaid cost reports, $45 in the current year’s first quarter as opposed to $720 in last year’s, contributed to the lower operating profit. The decrease in operating profit as a percentage of net revenues was also attributable to higher salaries, wages and benefits expense, increased provisions for bad debt and increased depreciation and amortization.

Interest expense was $317 and $275 for the three months ended September, 2006 and 2005, respectively. The higher interest expense in the current year was due to higher interest rates related to the SunLink Term Loan in the current year.

Income tax expense of $285 ($270 federal tax expense and $15 state tax expense) and $606 ($455 federal tax expense and $151 state tax expense) was recorded for the three months ended September 30, 2006 and 2005, respectively. The $270 federal tax expense for the three months ended September 30, 2006 included $214 deferred income tax expense. The $455 federal tax expense for the three months ended September 30, 2005 included $370 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,800 at September 30, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2006, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,114. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $468 ($0.06 per fully diluted share) for the quarter ended September 30, 2006 compared to earnings from continuing operations of $1,084 ($0.14 per fully diluted share) for the comparable quarter last year. Decreased operating profit resulted in the lower earnings from continuing operations in the current year’s quarter.

In the quarter ended September 30, 2006, the Company recorded in discontinued operations $189 of favorable pre-tax settlements of prior year Medicaid cost reports relating to its former Mountainside Medical Center for periods prior to SunLink’s sale of Mountainside in 2004. The after-tax earnings from discontinued operations of $82 ($0.01 per fully diluted share) in the quarter ended September 30, 2006 resulted from the favorable settlements.

Net earnings were $550 ($0.07 per fully diluted share) in the quarter ended September 30, 2006 compared to net earnings of $1,103 ($0.14 per fully diluted share) in the quarter ended September 30, 2005.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA, is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjusted for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the quarters ended September 30, 2006 and 2005, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months ended September 30,
	2006	2005
SHL Facilities Adjusted EBITDA	$2,274	$3,505
HealthMont Facilities Adjusted EBITDA	840	283
Corporate overhead costs	(1,026)	(1,075)
Depreciation and amortization	1,026	768
Taxes and interest expense	(594)	(861)
Other non-cash expenses and net changes in operating assets and liabilities	(3,698)	463

Net cash provided by (used in) operations	$(1,178)	$3,083

Liquidity and Capital Resources

We used $1,178 of cash from operating activities during the three months ended September 30, 2006 compared to $3,083 of cash generated during the comparable period last year. The cash used from operations in the current year resulted from $928 used for the reduction of the liabilities of Mountainside Medical Center, income tax payments of $523 and cash used for increased receivable, medical supplies and other assets and from decreased accounts payable during the three months, which were partially offset by the $550 of net earnings and $1,026 of depreciation and amortization for the period.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2006 of approximately $28,722. Debt outstanding under the facility as of September 30, 2006 was the SunLink Term Loan A of $8,722 and $2,646 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $1,546 for capital improvements at our hospitals during the three months ended September 30, 2006. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $4,500 for capital expenditures (including the capitalized cost of the new management information system) during the remaining nine months of the fiscal year ending June 30, 2007.

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

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $28,722 at September 30, 2006, of which $8,722 was outstanding under a term loan and $2,646 outstanding under a revolving line of credit. The current remaining availability of approximately $17,354 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2006 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$910	$2,221	$1,544	$792
2 years	811	1,584	50	719
3 years	709	1,188	—	653
4 years	6,728	624	—	5
5 years	—	482	—	—
More than 5 years	—	1,840	—	—

	$9,158	$7,939	$1,594	$2,169

At September 30 2006, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or the doctor would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at September 30, 2006 is a liability of $965 for 5 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $345 and $419 for the three months ended September 30, 2006 and 2005, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of September 30, 2006.

At September 30, 2006, we had outstanding long-term debt of $9,158 of which $8,722 was incurred in connection with the SunLink Credit Facility and $436 was related to capital leases. Also outstanding at September 30, 2006 was a revolving line of credit loan of $2,646.

By the end of calendar 2006, we expect to have substantially completed the conversion of our hospitals to a single management information system. Prior to the initial conversion, we utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilized a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

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

SunLink’s non-current liability reserves for discontinued operations at September 30, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PHI), Southern Health Corporation of Jasper, Inc. (“SHCJ”) SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payments made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

We incurred incremental costs related to compliance with Sarbanes-Oxley during the three months ended September 30, 2006. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure.

Recent Accounting Pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is intended to improve financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 requires that a change in method of depreciation, amortization, and depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Implementation of this Standard did not have a material impact on the consolidated financial statements of the Company.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 during the three months ended September 30, 2006 was a reduction of expense of $163.

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

In June 2006, FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 attempts to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. Its adoption by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities the application of this statement will change current practice. Under the statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires an employer to:

(a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status

(b) Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions)

(c) Recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.

This Statement amends FASB Statement No. 87, “Employers’ Accounting for Pensions”, Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, FASB Statement No. 106, “Employers’ Accounting for Post-retirement Benefits other than Pension”, and Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.

The Company is required to adopt this Statement as of the end of the fiscal year ended June 30, 2007. There is projected to be no effect on the consolidated statement of earnings for adoption of this Statement. We expect that the pension asset recognized in the consolidated balance sheet will be reduced by an offsetting amount in shareholders’ equity in the accumulated other comprehensive loss. If this Statement had been adopted by the Company at June 30, 2006, pension asset and shareholders’ equity would be have been reduced by $456, the amount of the unrecognized actuarial loss at June 30, 2006 determined under FASB Statement No. 87.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effect for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $132 for legal services to these law firms in the three months ended September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility completed in October 2004. At September 30, 2006, borrowings under the facility of $11,368 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $114 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2006 Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PHI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting period ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payments made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in

SunLink” in Part I – Item 1A. of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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
Interim Chief Financial Officer

Dated: November 13, 2006