Form 10-Q
period 2006-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2007-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of Common Shares, without par value, outstanding as of February 13, 2007 was 7,377,612.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$890	$1,084
Receivables – net	15,648	16,494
Medical supplies	2,798	2,577
Deferred income tax asset	4,349	5,391
Prepaid expenses and other	3,278	2,363

Total Current Assets	26,963	27,909

Property, Plant and Equipment, at cost	56,046	51,800
Less accumulated depreciation and amortization	12,643	10,645

Property, Plant and Equipment – net	43,403	41,155

Goodwill	2,944	2,944
Other assets	2,416	2,295

Total Assets	$75,726	$74,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,801	$7,689
Revolving advances	1,900	—
Third-party payor settlements	4,482	3,666
Current maturities of long-term debt	894	928
Accrued payroll and related taxes	4,595	5,231
Income taxes	—	211
Current liabilities of Mountainside Medical Center	605	1,528
Other accrued expenses	3,373	3,042

Total Current Liabilities	25,650	22,295

Long-Term Liabilities:
Long-term debt	8,031	8,465
Noncurrent liability for professional liability risks	2,298	3,281
Noncurrent deferred income tax liabilities	2,978	4,025
Other noncurrent liabilities	2,124	1,885

Total Long-term Liabilities	15,431	17,656

Commitments and Contingencies
Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,378 shares at December 31, 2006 and 7,315 shares at June 30, 2006	3,689	3,658
Additional paid-in capital	8,659	8,393
Retained earnings	22,601	22,545
Accumulated other comprehensive loss	(304)	(244)

Total Shareholders’ Equity	34,645	34,352

Total Liabilities and Shareholders’ Equity	$75,726	$74,303

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005
Net Revenues	$34,076	$32,242	$68,559	$66,141
Cost of Patient Service Revenues:
Salaries, wages and benefits	17,382	16,171	35,093	32,346
Provision for bad debts	4,488	3,519	9,181	7,387
Supplies	4,040	3,529	7,789	7,151
Purchased services	2,239	2,082	4,403	4,232
Other operating expenses	4,510	3,599	7,863	8,352
Rent and lease expense	689	604	1,414	1,222
Depreciation and amortization	1,104	784	2,130	1,552

Cost of patient service revenues	34,452	30,288	67,873	62,242

Operating Profit (Loss)	(376)	1,954	686	3,899

Other Income (Expense):
Interest expense	(333)	(286)	(650)	(561)
Interest income	7	19	15	39

Earnings (Loss) from Continuing Operations before Income Taxes	(702)	1,687	51	3,377
Income Tax Expense (Benefit)	(239)	770	46	1,376

Earnings (Loss) from Continuing Operations	(463)	917	5	2,001
Earnings (Loss) from Discontinued Operations	(31)	(15)	51	4

Net Earnings (Loss)	$(494)	$902	$56	$2,005

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.06)	$0.13	$0.00	$0.28

Diluted	$(0.06)	$0.12	$0.00	$0.26

Discontinued Operations:
Basic	$(0.00)	$(0.00)	$0.01	$0.00

Diluted	$(0.00)	$(0.00)	$0.01	$0.00

Net Earnings (Loss):
Basic	$(0.07)	$0.12	$0.01	$0.28

Diluted	$(0.07)	0.11	0.01	$0.26

Weighted-Average Common Shares Outstanding:
Basic	7,346	7,242	7,337	7,224

Diluted	7,346	7,860	7,822	7,825

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2006	2005
Net Cash Provided By Operating Activities	$911	$1,775
Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(2,610)	(3,110)

Net Cash Used in Investing Activities	(2,610)	(3,110)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	72	116
Revolving advances, net	1,900	—
Payments on long-term debt	(467)	(456)

Net Cash Provided by (Used in) Financing Activities	1,505	(340)
Net Decrease in Cash and Cash Equivalents	(194)	(1,675)

Cash and Cash Equivalents at Beginning of Period	1,084	5,281

Cash and Cash Equivalents at End of Period	$890	$3,606

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$644	$555

Income taxes	$777	$2,880

Non-cash investing and financing activities :
Capital leases	$—	$272

Property, plant and equipment acquired but not paid	$1,742	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2006 and 2005 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 18, 2006. There have been no material changes to the Significant Accounting Policies described in Note 2 of the audited consolidated financial statements for the fiscal year ended June 30, 2006. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the six months ended December 31, 2006, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

SunLink announced in December 2005 that its Board of Directors had retained a financial advisor for the purpose of evaluating the Company’s strategic alternatives, which alternatives could include a sale of the Company or a merger, acquisition or other transactions. In December 2006, SunLink announced that its Board of Directors had determined to focus the Company’s strategic efforts on continued improvement in its existing hospital portfolio and pursuing additional hospital acquisitions. SunLink also announced that discussions with a company about a potential acquisition of SunLink had been terminated.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Earnings (Loss) from discontinued operations:

Mountainside Medical Center:
Earnings (Loss) from operations	$(57)	$(20)	$90	$18
Income tax expense (benefit)	(41)	(11)	15	2

Earnings (Loss) from Mountainside
Medical Center after taxes	(16)	(9)	75	16
Life sciences and engineering segment:
Loss from operations	(14)	(6)	(28)	(12)
Income tax expense (benefit)	1	—	(4)	—

Loss from Life sciences and segment after taxes	(15)	(6)	(24)	—

Earnings (Loss) from discontinued operations	$(31)	$(15)	$51	$4

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax earnings in the six months ended December 31, 2006 resulted primarily from $189 of favorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside partially offset by legal expenses. See Legal Proceedings in Note 10 which follows.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six months ended December 31, 2006 and 2005, respectively, were the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	19	23	38	46
Expected return on assets	(12)	(22)	(24)	(44)
Amortization of prior service cost	7	5	14	10

Net pension expense	$14	$6	$28	$12

SunLink did not contribute to the plan in the six months ended December 31, 2006. We expect to contribute $220 to the plan through the end of the fiscal year ending June 30, 2007.

Housewares Segment – Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing facility. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK .

Industrial Segment – In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves – Over the past seventeen years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as share options. The effect of adoption of this standard by the Company for the three months ended December 31, 2006 and 2005 was an increase of $86 and $152, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the six months ended December 31, 2006 and 2005 was an increase of $225 and $209 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

Note 5. – Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 during the three and six months ended December 31, 2006 was a reduction of expense of $233 and $396, respectively.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to adopt this Statement as of the end of the fiscal year ended June 30, 2007. There is projected to be no effect on the consolidated statement of earnings from the adoption of this statement. We expect that the pension asset recognized in the consolidated balance sheet will be reduced by an offsetting amount in shareholders’ equity in the accumulated other comprehensive loss. If this Statement had been adopted by the Company at June 30, 2006, pension asset and shareholders’ equity would have been reduced by $456, the amount of the unrecognized actuarial loss at June 30, 2006 determined under FASB Statement No. 87.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of SAB 108 - “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”). SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for annual financial statements with fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2006	June 30, 2006
Patient accounts receivable (net of contractual allowances)	$25,827	$25,425
Less allowance for doubtful accounts	(10,179)	(8,931)

Receivables - net	$15,648	$16,494

Net revenues included reductions of $252 and $462 for the three months ended December 31, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included a reduction of $207 and an increase of $258 for the six months ended December 31, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2006	June 30, 2006
SunLink Term Loan A	$8,556	$8,889
Capital lease obligations	369	504

	8,925	9,393
Less current maturities	(894)	(928)

	$8,031	$8,465

SunLink Credit Facility – On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2006 of approximately $27,443. Debt outstanding under the facility as of December 31, 2006 was the SunLink Term Loan A of $8,556 and $1,900 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax benefit of $239 ($240 federal tax benefit and $1 state tax expense) and income tax expense of $770 ($774 federal tax expense and $4 state tax benefit) was recorded for the three months ended December 31, 2006 and 2005, respectively. The $240 federal tax benefit for the three months ended December 31, 2006 included $184 deferred income tax benefit. The $774 federal tax expense for the three months ended December 31, 2005 included $742 deferred income tax expense. Income tax expense of $46 ($30 federal tax expense and $16 state tax expense) and $1,376 ($1,229 federal tax expense and $147 state tax expense) was recorded for the six months ended December 31, 2006 and 2005, respectively. The $30 federal tax expense for the six months ended December 31, 2006 was all deferred income tax expense. The $1,229 federal tax expense for the six months ended December 31, 2005 included $372 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,700 at December 31, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2006, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,371. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. – Comprehensive Earnings

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

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net earnings (loss):	$(494)	$902	$56	$2,005
Other comprehensive
income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	(63)	13	(60)	35

Comprehensive earnings (loss)	$(557)	$915	$(4)	$2,040

Note 10. – Commitments and Contingencies

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ending June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with

SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ending June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Hospital Information Systems

By the end of fiscal 2007, we expect to have substantially completed the conversion of our hospitals to a single management information system. Prior to the initial conversion, we previously utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilize a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

Capital Improvements

As of December 31, 2006, SunLink had approximately $1,742 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has also begun an expansion project at one of its hospitals which has an estimated cost of approximately $3,000. There are no other material future commitments for capital expenditures except for the hospital expansion project. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $3,750 in capital expenditures (in addition to the $1,742 in accounts payable at quarter end) during the remaining six months of the fiscal year ending June 30, 2007, primarily for the hospital expansion project and new and replacement equipment.

Other

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

SunLink became self-insured for employee health risks on October 1, 2006. For the period October 1, 2005 to September 30, 2006, SunLink had a fully-insured employee health insurance plan.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2006 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$894	$2,115	$1,544	$772
2 years	773	1,615	258	702
3 years	7,258	1,267	—	478
4 years	—	814	—	—
5 years	—	433	—	—
More than 5 years	—	1,791	—	—

	$8,925	$8,035	$1,802	$1,952

At December 31, 2006, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom a guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2006 is a liability of $620 for 7 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $302 and $466 for the three months ended December 31, 2006 and 2005, respectively, and expensed $647 and $885 for the six months ended December 31, 2006 and 2005, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2006.

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

•	changes in medical and other technology;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages and benefits as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the full implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

SunLink announced in December 2005 that its Board of Directors had retained a financial advisor for the purpose of evaluating the Company’s strategic alternatives, which alternatives could include a sale of the Company or a merger, acquisition or other transactions. In December 2006, SunLink announced that its Board of Directors had determined to focus the Company’s strategic efforts on continued improvement in its existing hospital portfolio and pursuing additional hospital acquisitions. SunLink also announced that discussions with a company about a potential acquisition of SunLink had been terminated.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2006 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our sole business segment, U.S. community hospitals, which is composed of five SunLink facilities acquired February 1, 2001 (“SHL Facilities”) and two HealthMont facilities acquired October 3, 2003 (“HealthMont Facilities”).

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2006	2005	% Change	2006	2005	% Change
Net revenues	$34,076	$32,242	5.7%	$68,559	$66,141	3.7%
Cost of patient service revenues	(34,452)	(30,288)	13.7%	(67,873)	(62,242)	9.0%

Operating profit (loss)	(376)	1,954	NA	686	3,899	(82.4)%
Interest expense	(333)	(286)	16.4%	(650)	(561)	15.9%
Interest income	7	19	(63.2)%	15	39	(61.5)%

Earnings (Loss) from Continuing Operations before Income Taxes	$(702)	$1,687	NA	$51	$3,377	(98.5)%

Admissions	2,435	2,408	1.1%	4,809	4,992	(3.7)%

Equivalent Admissions	6,487	6,086	6.6%	13,155	12,668	3.8%

Surgeries	1,161	1,312	(11.5)%	2,388	2,532	(5.7)%

Revenue per Equivalent Admission	$5,253	$5,298	(0.8)%	$5,212	$5,221	(0.2)%

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

Results of Operations

Net revenues for the quarter ended December 31, 2006 were $34,076 with a total of 6,487 equivalent admissions and revenue per equivalent admission of $5,253 compared to net revenues of $32,242, a total of 6,086 equivalent admissions and revenue per equivalent admission of $5,298 for the quarter ended December 31, 2005. The 5.7% increase in net revenues for the quarter ended December 31, 2006 was due to the 6.6% increase in equivalent admissions and a 1.1% increase in admissions. Self-pay revenues increased 22.2% in the current year’s quarter. Net outpatient service revenues increased by $600, a 4.1% increase from last year to $15,514 for the three months ended December 31, 2006 but decreased to 45.5% of net revenues from 46.2% last year. Net revenue for the three months ended December 31, 2006 and 2005, included net revenues of $406 and $288, respectively, from state indigent care programs. Net revenues for the three months ended December 31, 2006 and 2005, respectively, included reductions of $252 and $462 for the settlements and filings of prior year Medicare and Medicaid cost reports.

Net revenues for the six months ended December 31, 2006 were $68,559 with a total of 13,155 equivalent admissions and revenue per equivalent admission of $5,212 compared to net revenues of $66,141, a total of 12,668 equivalent admissions and revenue per equivalent admission of $5,221 for the six months ended December 31, 2005. The 3.7% increase in net revenues for the six months ended December 31, 2006 was due to a 3.8% increase in equivalent admissions. Net outpatient service revenues increased by $2,333, a 7.7% increase from last year to $32,597 for the six months ended December 31, 2006 and increased to 47.6% of net revenues from 45.8% last year. Net revenue for the six months ended December 31, 2006 and 2005, included net revenues of $813 and $447, respectively, from state indigent care programs. Net revenues included a reduction of $207 and an increase of $258 for the six months ended December 31, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added 13 net new doctors during the year ended June 30, 2006 and six net new doctors during the six months ended December 31, 2006. During the six months ended December 31, 2006, SunLink expensed $647 on physician guarantees and recruiting expenses compared to $885 for the same period last year. We also have expended approximately $10,622 for capital expenditures to upgrade services and facilities since July 1, 2005. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three and six months ended December 31, 2006 compared to the same period of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Source
Medicare	47.9%	45.3%	46.1%	44.9%
Medicaid	15.9%	16.3%	15.8%	16.5%
Self pay	8.8%	7.7%	9.1%	8.1%
Commercial Insurance & Other	27.4%	30.7%	29.0%	30.5%

	100.0%	100.0%	100.0%	100.0%

During the three and six months ended December 31, 2006, we have experienced a decrease in Medicaid and Commercial Insurance & Other as a percentage of net revenues with an increase in Medicare and self pay net revenues as compared to the same period last year. In absolute dollars, Medicare net revenues increased in the three months ended December 31, 2006 compared to the prior year, but the increases were at lower rates than the overall 5.7% increase in net revenues.

Cost of patient service revenues, including depreciation, was $34,452 and $30,288 for the three months ended December 31, 2006 and 2005, respectively, and $67,873 and $62,242 for the six months ended December 31, 2006 and 2005, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Salaries, wages and benefits	51.0%	50.2%	51.2%	48.9%
Provision for bad debts	13.2%	10.9%	13.4%	11.2%
Supplies	11.9%	10.9%	11.4%	10.8%
Purchased services	6.6%	6.5%	6.4%	6.4%
Other operating expenses	13.2%	11.2%	11.5%	12.6%
Rent and lease expense	2.0%	1.9%	2.1%	1.8%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three and six months ended December 31, 2006 due to the severance cost for a retiring company officer and to increased costs of employee health insurance. Salaries and wages increased 7.5% in the current year’s quarter compared to the same quarter a year ago. Provision for bad debts increased as a percent of net revenue in the current year due to higher self-pay net revenues for the three and six months ended December, 2006 as compared to the comparable periods of the last year and increases in charges for services rendered that could not be collected. Self-pay net revenues increased approximately 22.2% in the quarter ended December 31, 2006 and 17.0% for the six months ended December 31, 2006 compared to the prior year’s comparable periods. This increase resulted in a higher provision for bad debts due to the low collection percentages for self-pay revenues. The increase in self-pay revenues is partially due to a lower percentage of net revenues for Medicaid services. Medicaid net revenues decreased from 16.3% in the quarter ended December 31, 2005 to 15.9% this year. Other operating expenses for the six months ended December 31, 2006 decreased compared to last year due to lower insurance expense. The decrease in insurance expense resulted from lower insurance costs and lower actuarially-determined liability for professional risks. Insurance expense for the six months ended December 31, 2006 benefited from a $1,037 reduction due to reducing the actuarially-determined liability for professional liability risks.

Depreciation and amortization expense increased $320 and $578 for the three and six months ended December 31, 2006 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $10,622 of capital expenditures in the past 18 months.

Operating loss for the three months ended December 31, 2006 was $376 compared to operating profit of $1,954 for the three months ended December 31, 2005. The operating loss in the current year was primarily attributable to the higher provision for bad debts this year, $252 reduced net revenues from the settlements and filings of prior year Medicare and Medicaid cost reports and $244 of severance expense for a retiring company officer. Operating profit for the six months ended December 31, 2006 was $686 compared to operating profit of $3,899 last year. The decrease in operating profit in the current year is attributable to the higher provision for bad debts and salaries, wages and benefits this year.

Interest expense was $333 and $286 for the three months ended December 31, 2006 and 2005, respectively, and was $650 and $561 for the six months ended December 31, 2006 and 2005, respectively. The higher interest expense in the current year was due to higher interest rates related to the SunLink Term Loan and use of the revolving line of credit in the current year. The revolving line of credit has been used this year to fund SunLink’s capital expenditures.

Income tax benefit of $239 ($240 federal tax benefit and $1 state tax expense) and income tax expense of $770 ($774 federal tax expense and $4 state tax benefit) was recorded for the three months ended December 31, 2006 and 2005, respectively. The $240 federal tax benefit for the three months ended December 31, 2006 included $184 deferred income tax benefit. The $774 federal tax expense for the three months ended December 31, 2005 included $742 deferred income tax expense. Income tax expense of $46 ($30 federal tax expense and $16 state tax expense) and $1,376 ($1,229 federal tax expense and $147 state tax expense) was recorded for the six months ended December 31, 2006 and 2005, respectively. The $30 federal tax expense for the six months ended December 31, 2006 was all deferred income tax expense. The $1,229 federal tax expense for the six months ended December 31, 2005 included $372 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,700 at December 31, 2006. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2006, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,371. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations was $463 ($0.06 per share) for the quarter ended December 31, 2006 compared to earnings from continuing operations of $917 ($0.12 per fully diluted share) for the comparable quarter last year. The operating loss resulted in the loss from continuing operations in the current year’s quarter. Earnings from continuing operations was $5 ($0.00 per fully diluted share) for the six months ended December 31, 2006 compared to earnings from continuing operations of $2,001 ($0.26 per fully diluted share) for the comparable period last year.

In the six months ended December 31, 2006, the Company recorded in discontinued operations $189 of favorable pre-tax settlements of prior year Medicaid cost reports relating to its former Mountainside Medical Center for periods prior to SunLink’s sale of Mountainside in 2004. The after-tax earnings from discontinued operations of $51 ($0.01 per fully diluted share) in the six months ended December 31, 2006 resulted primarily from the favorable settlements.

Net loss was $494 ($0.07 per share) in the quarter ended December 31, 2006 compared to net earnings of $902 ($0.11 per fully diluted share) in the quarter ended December 31, 2005. Net earnings for the six months ended December 31, 2006 was $56 ($0.01 per fully diluted share) compared to $2,005 ($0.26 per fully diluted share) for the six months ended December 31, 2005.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA, is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjust for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the three and six months ended December 31, 2006 and 2005, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months ended December 31,		Six Months ended December 31,
	2006	2005	2006	2005
SHL Facilities Adjusted EBITDA	$1,851	$3,194	$4,125	$6,699
HealthMont Facilities Adjusted EBITDA	51	1,009	891	1,292
Corporate overhead costs	(1,174)	(1,465)	(2,220)	(2,540)
Taxes and interest expense	(87)	(1,037)	(681)	(1,898)
Other non-cash expenses and net changes in operating assets and liabilities	1,447	(3,009)	(1,205)	(1,778)

Net cash provided by (used in) operations	$2,088	$(1,308)	$910	$1,775

Liquidity and Capital Resources

We generated $911 of cash from operating activities during the six months ended December 31, 2006 compared to $1,775 of cash generated during the comparable period last year. The cash generated from operations in the current year resulted from increased accounts payable and other liabilities, decreased patient receivables and $2,130 of depreciation and amortization during the first six months offset by $923 used for the reduction of the liabilities of Mountainside Medical Center, income tax payments of $777 and cash used for increased medical supplies.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2006 of approximately $27,443. Debt outstanding under the facility as of December 31, 2006 was the SunLink Term Loan A of $8,556 and $1,900 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. We expended $2,610 for capital improvements at our hospitals during the six months ended December 31, 2006 and also had $1,742 of property, plant and equipment received at December 31, 2006 but not yet paid at that date. The Company has also begun an expansion project at one of its hospitals which has an estimated cost of approximately $3,000. There are no other material future commitments for capital expenditures except for the hospital expansion project. Subject to the availability of internally generated funds and other financing, we currently Subject to the availability of internally generated funds and other financing, we currently expects to spend approximately $3,750 in capital expenditures (in addition to the $1,742 in accounts payable at quarter end) during the remaining six months of the fiscal year ending June 30, 2007, primarily for the hospital expansion project and new and replacement equipment.

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

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $27,443 at December 31, 2006, of which $8,566 was outstanding under a term loan and $1,900 outstanding under a revolving line of credit. The current remaining availability of approximately $16,987 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2006 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$894	$2,115	$1,544	$772
2 years	773	1,615	258	702
3 years	7,258	1,267	—	478
4 years	—	814	—	—
5 years	—	433	—	—
More than 5 years	—	1,791	—	—

	$8,925	$8,035	$1,802	$1,952

At December 31, 2006, SunLink had contracts with 8 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom a guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at December 31, 2006 is a liability of $620 for 7 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $302 and $466 for the three months ended December 31, 2006 and 2005, respectively and expensed $647 and $885 for the six months ended December 31, 2006 and 2005, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2006.

SunLink became self-insured for employee health risks on October 1, 2006. For the period October 1, 2005 to September 30, 2006, SunLink had a fully-insured employee health insurance plan.

At December 31, 2006, we had outstanding long-term debt of $8,925 of which $8,556 was incurred in connection with the SunLink Credit Facility and $369 was related to capital leases. Also outstanding at December 31, 2006 was a revolving line of credit loan of $1,900.

By the end of fiscal 2007, we expect to have substantially completed the conversion of our hospitals to a single management information system. Prior to the initial conversion, we utilized three different management information systems at our seven hospitals. Five hospitals utilized comprehensive systems designed for larger hospitals and two hospitals utilized a system designed for smaller hospitals. In June 2005, SunLink entered into a license and support agreement with a management information system company for a single management information system for our seven hospitals with an estimated cost of $2,800 for software, installation, training and support. In July 2005, SunLink entered into a capital lease for computer and other hardware for the new system with a commitment of approximately $275. The total cost of the software licenses, hardware, installation and training for the new management information system is estimated to be $3,500, approximately $3,200 of which is expected to be capitalized and amortized over the useful life of the new system, which is 4 years for hardware and 7 years for the licenses and installation.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2006, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring additional expenses in the fiscal year ending June 30, 2007 and substantial additional expenses in the subsequent fiscal years as well as diverting substantial time of the Company’s management and Board of Directors to this task.

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

We incurred incremental costs related to compliance with Sarbanes-Oxley during the six months ended December 31, 2006. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The effect of the adoption of FSP FIN 45-3 during the three and six months ended December 31, 2006 was a reduction of expense of $233 and $396, respectively.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to adopt this Statement as of the end of the fiscal year ended June 30, 2007. There is projected to be no effect on the consolidated statement of earnings from the adoption of this statement. We expect that the pension asset recognized in the consolidated balance sheet will be reduced by an offsetting amount in shareholders’ equity in the accumulated other comprehensive loss. If this Statement had been adopted by the Company at June 30, 2006, pension asset and shareholders’ equity would have been reduced by $456, the amount of the unrecognized actuarial loss at June 30, 2006 determined under FASB Statement No. 87.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of SAB 108 - “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for annual financial statement with fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $240 for legal services to these law firms in the six months ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility. At December 31, 2006, borrowings under the facility of $10,456 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $105 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

On November 6, 2006, the Company held its Annual Meeting of Shareholders. At the meeting, three directors, Karen B. Brenner, C. Michael Ford and Howard E. Turner were elected to two year terms expiring at the Annual Meeting of Shareholders in 2008. 6,797,458 votes were voted in favor of electing Ms. Brenner and 29,318 votes were withheld. 6,773,348 votes were voted in favor of electing Mr. Ford and 53,428 votes were withheld. 6,575,237 votes were voted in favor of electing Mr. Turner and 251,539 votes were withheld.

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

Dated: February 14, 2007