Form 10-Q
period 2007-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2007-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of Common Shares, without par value, outstanding as of May 14, 2007 was 7,509,534.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$834	$1,084
Receivables - net	16,244	16,494
Medical supplies	2,725	2,577
Deferred income tax asset	4,875	5,391
Prepaid expenses and other	3,372	2,363

Total Current Assets	28,050	27,909
Property, Plant and Equipment, at cost	58,689	51,800
Less accumulated depreciation and amortization	13,700	10,645

Property, Plant and Equipment - net	44,989	41,155
Goodwill	2,944	2,944
Other assets	2,524	2,295

Total Assets	$78,507	$74,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,318	$7,689
Revolving advances	4,400	—
Third-party payor settlements	4,254	3,666
Current maturities of long-term debt	868	928
Accrued payroll and related taxes	5,346	5,231
Income taxes	634	211
Current liabilities of Mountainside Medical Center	597	1,528
Other accrued expenses	3,409	3,042

Total Current Liabilities	27,826	22,295
Long-Term Liabilities:
Long-term debt	7,827	8,465
Noncurrent liability for professional liability risks	2,393	3,281
Noncurrent deferred income tax liabilities	3,046	4,025
Other noncurrent liabilities	2,126	1,885

Total Long-term Liabilities	15,392	17,656
Commitments and Contingencies
Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares Common shares, without par value:
Issued and outstanding, 7,503 shares at March 31, 2007 and 7,315 shares at June 30, 2006	3,752	3,658
Additional paid-in capital	8,787	8,393
Retained earnings	23,060	22,545
Accumulated other comprehensive loss	(310)	(244)

Total Shareholders’ Equity	35,289	34,352

Total Liabilities and Shareholders’ Equity	$78,507	$74,303

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
Net Revenues	$37,490	$34,630	$106,049	$100,771
Cost of Patient Service Revenues:
Salaries, wages and benefits	17,818	17,150	52,911	49,496
Provision for bad debts	5,519	3,307	14,700	10,694
Supplies	4,151	3,583	11,940	10,734
Purchased services	2,268	2,159	6,671	6,391
Other operating expenses	4,411	5,023	12,274	13,375
Rent and lease expense	661	597	2,075	1,819
Depreciation and amortization	1,089	866	3,219	2,418

Cost of patient service revenues	35,917	32,685	103,790	94,927

Operating Profit	1,573	1,945	2,259	5,844
Other Income (Expense):
Interest expense	(368)	(285)	(1,018)	(846)
Interest income	6	8	21	47

Earnings from Continuing Operations before Income Taxes	1,211	1,668	1,262	5,045
Income Tax Expense	599	659	645	2,035

Earnings from Continuing Operations	612	1,009	617	3,010
Loss from Discontinued Operations	(153)	(377)	(102)	(373)

Net Earnings	$459	$632	$515	$2,637

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.08	$0.14	$0.08	$0.42

Diluted	$0.08	$0.13	$0.08	$0.38

Discontinued Operations:
Basic	$(0.02)	$(0.05)	$(0.01)	$(0.05)

Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.05)

Net Earnings :
Basic	$0.06	$0.09	$0.07	$0.36

Diluted	$0.06	0.08	0.07	$0.34

Weighted-Average Common Shares Outstanding:
Basic	7,403	7,269	7,359	7,238

Diluted	7,790	7,890	7,811	7,847

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2007	2006
Net Cash Provided By Operating Activities	$1,605	$1,614
Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(5,776)	(4,611)

Net Cash Used in Investing Activities	(5,776)	(4,611)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	218	229
Revolving advances, net	4,400	—
Payments on long-term debt	(697)	(689)

Net Cash Provided by (Used in) Financing Activities	3,921	(460)

Net Decrease in Cash and Cash Equivalents	(250)	(3,457)
Cash and Cash Equivalents at Beginning of Period	1,084	5,281

Cash and Cash Equivalents at End of Period	$834	$1,824

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$993	$851

Income taxes	$682	$3,163

Non-cash investing and financing activities:
Capital leases	$—	$272

Property, plant and equipment acquired but not paid	$1,230	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2007 and 2006 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 18, 2006. There have been no material changes to the Significant Accounting Policies described in Note 2 of the audited consolidated financial statements for the fiscal year ended June 30, 2006. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the nine months ended March 31, 2007, SunLink concentrated its efforts on the operation and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Earnings (Loss) from discontinued operations:
Mountainside Medical Center:
Loss from operations	$(121)	$(569)	$(31)	$(551)
Income tax benefit	(25)	(226)	(10)	(224)

Earnings (Loss) from Mountainside Medical Center after taxes	(96)	(343)	(21)	(327)
Life sciences and engineering segment:
Loss from operations	(89)	(30)	(117)	(42)
Income tax expense (benefit)	(32)	4	(36)	4

Loss from life sciences and engineering segment after taxes	(57)	(34)	(81)	(46)

Earnings (Loss) from discontinued operations	$(153)	$(377)	$(102)	$(373)

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the three and nine months ended March 31, 2007 resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See Legal Proceedings in Note 10 which follows for additional disclosure of the claims. The legal expenses were offset for the nine months ended March 31, 2007 by $189 of favorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine months ended March 31, 2007 and 2006, respectively, were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	22	9	60	55
Expected return on assets	(16)	7	(40)	(37)
Amortization of prior service cost	6	14	20	24

Net pension expense	$12	$30	$40	$42

During the three and nine months ended March 31, 2007, SunLink recognized a curtailment loss of $77 for partial plan settlement of pension obligations to vested former employees. SunLink contributed $220 to the plan in the nine months ended March 31, 2007. We do not expect to make any additional contributions to the plan during the remainder of the fiscal year ending June 30, 2007.

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

SunLink’s non-current liability reserves for discontinued operations at March 31, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as share options. The effect of adoption of this standard by the Company for the three months ended March 31, 2007 and 2006 was an increase of $35 and $199, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the nine months ended March 31, 2007 and 2006 was an increase of $260 and $408 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The expense recorded for physician guarantees accounted for under

FSP FIN 45-3 during the nine months ended March 31, 2007 was $587 less than would have been expensed using the Company’s previous accounting policy.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 159 on the Company’s consolidated financial statements.

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

Note 6. – Receivables- net

Summary information for receivables is as follows:

	March 31, 2007	June 30, 2006
Patient accounts receivable (net of contractual allowances)	$27,835	$25,425
Less allowance for doubtful accounts	(11,591)	(8,931)

Receivables - net	$16,244	$16,494

Net revenues included reductions of $94 and an increase of $10 for the three months ended March 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included a reduction of $301 and an increase of $268 for the nine months ended March 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2007	June 30, 2006
SunLink Term Loan A	$8,389	$8,889
Capital lease obligations	306	504

	8,695	9,393
Less current maturities	(868)	(928)

	$7,827	$8,465

SunLink Credit Facility - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at March 31, 2007 of approximately $27,633. Debt outstanding under the facility as of March 31, 2007 was the SunLink Term Loan A of $8,389 and $4,400 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $599 ($526 federal tax and $73 state tax expense) and income tax expense of $659 ($485 federal tax and $174 state tax expense) was recorded for the three months ended March 31, 2007 and 2006, respectively. The $526 federal tax expense for the three months ended March 31, 2007 included $440 deferred income tax benefit. The $485 federal tax expense for the three months ended March 31, 2006 included $49 deferred income tax expense. Income tax expense of $645 ($556 federal tax expense and $89 state tax expense) and $2,035 ($1,714 federal tax expense and $321 state tax expense) was recorded for the nine months ended March 31, 2007 and 2006, respectively. The $556 federal tax expense for the nine months ended March 31, 2007 included $410 deferred income tax benefit. The $1,714 federal tax expense for the nine months ended March 31, 2006 included $321 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,400 at March 31, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2007, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,828. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

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

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net earnings:	$459	$632	$515	$2,637
Other comprehensive income net of tax:
Change in equity due to :
Change in minimum pension liability		(7)		(7)
Foreign currency translation adjustments	(6)	7	(66)	42

Comprehensive earnings (loss)	$453	$632	$449	$2,672

Note 10. – Commitments and Contingencies

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with

SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

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

SunLink’s non-current liability reserves for discontinued operations at March 31, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Capital Improvements

As of March 31, 2007, SunLink had approximately $1,230 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has also begun a major renovation project at our Dahlonega, Georgia, facility and a free standing diagnostic center in Dawsonville, Georgia, which has a combined estimated cost of approximately $6,900, of which approximately $1,700 of cost has been paid or accrued to date and of which approximately $1,900 additional costs will be paid or accrued by the end of the current fiscal year. There are no other material future commitments for capital expenditures except for the Dahlonega, Georgia major renovation and the Dawsonville, Georgia, free standing diagnostic center projects. In April, 2007, the Company filed Certificate of Need application with the state of Georgia to build a replacement hospital in Ellijay, Georgia. No action has been taken on the application and to date SunLink has made no commitments related to the replacement hospital. Subject to the availability of internally generated funds and other financing, SunLink currently expects to spend approximately $2,500 in capital expenditures (in addition to the $1,230 in accounts payable at quarter end) during the remaining three months of the fiscal year ending June 30, 2007, primarily for the hospital expansion project and new and replacement equipment.

Other

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s future growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures, as well as the expenditure of significant amounts of capital for selected hospital acquisitions.

SunLink became self-insured for employee health risks on October 1, 2006. For the period October 1, 2005 to September 30, 2006, SunLink had a fully-insured employee health insurance plan.

SunLink has established an off-shore captive insurance subsidiary which it is planned will be used to help finance its professional liability insurance and workers’ compensation insurance claims.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2007 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$868	$2,043	$972	$754
2 years	750	1,691	182	685
3 years	7,077	1,322	—	319
4 years	—	866	—	—
5 years	—	489	—	—
More than 5 years	—	1,748	—	—

	$8,695	$8,159	$1,154	$1,758

At March 31, 2007, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom a guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2007 is a liability of $676 for 8 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $189 and $420 for the three months ended March 31, 2007 and 2006, respectively, and expensed $836 and $1,305 for the nine months ended March 31, 2007 and 2006, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2007.

In March 2007, one of the Company’s hospitals received a past due tax statement from the Internal Revenue Service (“IRS”) demanding approximately $832 for a civil penalty related to payroll taxes allegedly unpaid for the year ending December 31, 1999. The Company acquired this hospital in 2001. The hospital had earlier received a notice from the IRS in May 2006 about a payroll tax deficiency for calendar 1999, but after reviewing the payroll tax records for calendar 1999 provided by the IRS, the Company believes that all the payroll taxes, assessed penalties and related interest for calendar 1999 have been paid by the hospital and that no amounts should be due. The Company has written the IRS to obtain an explanation of this civil penalty and to obtain a resolution of this matter. No response from the IRS has been received. The Company does not have any amount accrued for this matter at March 31, 2007 as it does not believe any taxes are due for the year ended December 31, 1999, nor is the Company aware of any matter that would cause a civil penalty to be levied.

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

•	changes in medical and other technology;

•	risks of mis-estimation of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages and benefits as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	delays or unanticipated costs with respect to the full implementation of a new management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us:

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers prices paid by others in recent years for certain hospital acquisitions to be higher than we would be willing to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives.

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

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2007	2006	% Change	2007	2006	% Change
Net revenues	$37,490	$34,630	8.3%	$106,049	$100,771	5.2%
Cost of patient service revenues	(35,917)	(32,685)	9.9%	(103,790)	(94,927)	9.3%

Operating profit (loss)	1,573	1,945	(19.2%)	2,259	5,844	(61.3%)
Interest expense	(368)	(285)	29.1%	(1,018)	(846)	20.3%
Interest income	6	8	(25.0%)	21	47	(55.3%)

Earnings (Loss) from Continuing Operations before Income Taxes	$1,211	$1,668	(27.4%)	$1,262	$5,045	(75.0%)

Admissions	2,709	2,680	1.1%	7,518	7,672	(2.0%)

Equivalent Admissions	6,862	6,367	7.8%	20,017	19,035	5.2%

Surgeries	1,239	1,197	3.5%	3,627	3,729	(2.7%)

Revenue per Equivalent Admission	$5,463	$5,439	0.4%	$5,298	$5,294	0.1%

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

Results of Operations

Net revenues for the quarter ended March 31, 2007 were $37,490 with a total of 6,862 equivalent admissions and revenue per equivalent admission of $5,463 compared to net revenues of $34,630, a total of 6,367 equivalent admissions and revenue per equivalent admission of $5,439 for the quarter ended March 31, 2006. The 8.3% increase in net revenues for the quarter ended March 31, 2007 was due to a 7.8% increase in equivalent admissions, a 1.1% increase in admissions and a 3.5% increase in surgeries. Self-pay revenues increased 40.9% in the current year’s quarter. Net revenue for the three months ended March 31, 2007 and 2006, included net revenues of $406 and $762, respectively, from state indigent care programs. Net revenues for the three months ended March 31, 2007 included a reduction of $94 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to a net revenue increase of $10 for the three months ended March 31, 2006. Net outpatient service revenues increased by $4,025, a 29% increase from last year to $17,914 for the three months ended March 31, 2007 and increased to 47.8% of net revenues from 40.1% last year. The decreased net revenues from state indigent care programs and cost settlements in the current year contributed to the increase in the percentage of net outpatient services as a percentage of net revenue.

Net revenues for the nine months ended March 31, 2007 were $106,049 with a total of 20,017 equivalent admissions and revenue per equivalent admission of $5,298 compared to net revenues of $100,771, a total of 19,035 equivalent admissions and revenue per equivalent admission of $5,294 for the nine months ended March 31, 2006. The 5.2% increase in net revenues for the nine months ended March 31, 2007 was due to a 5.2% increase in equivalent admissions. Net outpatient service revenues increased by $6,359, a 14.4% increase from last year to $50,511 for the nine months ended March 31, 2007 and increased to 47.6% of net revenues from 43.8% last year. Net revenues for the nine months ended March 31, 2007 and 2006, included net revenues of $1,219 and $1,209, respectively, from state indigent care programs. Net revenues included a reduction of $301 and an increase of $268 for the nine months ended March 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added 13 net new doctors during the year ended June 30, 2006 and eight net new doctors during the nine months ended March 31, 2007. During the nine months ended March 31, 2007, SunLink expensed $836 on physician guarantees and recruiting expenses compared to $1,305 for the same period last year. We also have expended approximately $13,788 for capital expenditures to upgrade services and facilities since July 1, 2005. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three and nine months ended March 31, 2007 compared to the same periods of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Source
Medicare	46.7%	47.4%	46.3%	45.9%
Medicaid	13.7%	15.7%	15.0%	16.4%
Self pay	9.9%	7.6%	9.4%	7.9%
Commercial Insurance & Other	29.7%	29.3%	29.3%	29.8%

	100.0%	100.0%	100.0%	100.0%

During the three months ended March 31, 2007, we experienced a decrease in Medicare and Medicaid as a percentage of net revenues with an increase in self pay net revenues as a percentage of net revenues compared to last year. In absolute dollars, Medicare net revenues increased in the three months ended March 31, 2007 compared to the prior year, but the increases were at lower rates than the overall 8.3% increase in net revenues.

The Company received supplemental Medicaid payments for state indigent care programs from three states in the fiscal year ended June 30, 2006. In the current fiscal year, which ends June 30, 2007, we have received these supplemental Medicaid payments for state indigent programs from only one state. We expect to receive the payments from a second state as the indigent care program has been established for the year ending June 30, 2007 however no funding for the program has yet been authorized by that state. We received approximately $1,826 for indigent programs from this state in the fiscal year ended June 30, 2006 for two facilities. We have qualified three facilities under the proposed indigent care program in this state for the year ending June 30, 2007. There can be no assurance that any further indigent care funds will be received in the fiscal year ended June 30, 2007 or in future years.

Cost of patient service revenues, including depreciation, was $35,917 and $32,685 for the three months ended March 31, 2007 and 2006, respectively, and $103,790 and $94,927 for the nine months ended March 31, 2007 and 2006, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Salaries, wages and benefits	47.5%	49.5%	49.9%	49.1%
Provision for bad debts	14.7%	9.5%	13.9%	10.6%
Supplies	11.1%	10.3%	11.3%	10.7%
Purchased services	6.0%	6.2%	6.3%	6.3%
Other operating expenses	11.8%	14.5%	11.6%	13.3%
Rent and lease expense	1.8%	1.7%	2.0%	1.8%

Salaries, wages and benefits expense decreased as a percentage of net revenues for the three months ended March 31, 2007 due to decreased contract labor expense and salaries and wages expense. Salaries, wages and benefits expense increased only 3.9% in the current year’s quarter compared to the same quarter a year ago while net revenues increased 8.3% for the same periods.

Provision for bad debts increased as a percent of net revenue in the current year due to higher self-pay net revenues for the three and nine months ended March 31, 2007 as compared to the comparable periods of the last year and increases in charges for services rendered that could not be collected. Self-pay net revenues increased approximately 40.9% in the quarter ended March 31, 2007 and 24.8% for the nine months ended March 31, 2007 compared to the prior year’s comparable periods. This increase resulted in a higher provision for bad debts due to the low collection percentages for self-pay revenues. The increase in self-pay revenues is partially due to a lower percentage of net revenues for Medicaid services. Medicaid net revenues decreased from 15.7% in the quarter ended March 31, 2006 to 13.7% this year.

Other operating expenses for the nine months ended March 31, 2007 decreased compared to last year due to lower insurance expense. The decrease in insurance expense resulted from lower insurance costs and lower actuarially-determined liability for professional risks. Insurance expense for the nine months ended March 31, 2007 benefited from a $938 reduction due to reducing the actuarially-determined liability for professional liability risks.

Depreciation and amortization expense increased $223 and $801 for the three and nine months ended March 31, 2007 compared to the comparable prior year periods. The increase in the current year was due primarily to the approximately $13,788 of capital expenditures in the past 21 months.

Operating profit for the three months ended March 31, 2007 was $1,573 compared to operating profit of $1,945 for the three months ended March 31, 2006. The lower operating profit in the current year was primarily attributable to the higher provision for bad debts this year, lower net revenues from state indigent care programs and $104 reduced net revenues from the settlements and filings of prior year Medicare and Medicaid cost reports. Operating profit for the nine months ended March 31, 2007 was $2,259 compared to operating profit of $5,844 last year. The decrease in operating profit in the current year is attributable to the higher provision for bad debts, and salaries, wages and benefits and depreciation and amortization expense this year.

Interest expense was $368 and $285 for the three months ended March 31, 2007 and 2006, respectively, and was $1,018 and $846 for the nine months ended March 31, 2007 and 2006, respectively. The higher interest expense in the current year was due to higher interest rates related to the SunLink Term Loan and use of the revolving line of credit in the current year. The revolving line of credit has been used this year to fund SunLink’s capital expenditures.

Income tax expense of $599 ($526 federal tax and $73 state tax expense) and $659 ($485 federal tax and $174 state tax expense) was recorded for the three months ended March 31, 2007 and 2006, respectively. The $526 federal tax expense for the three months ended March 31, 2007 included $440 deferred income tax benefit. The $485 federal tax expense for the three months ended March 31, 2006 included $49 deferred income tax expense. Income tax expense of $645 ($556 federal tax expense and $89 state tax expense) and $2,035 ($1,714 federal tax expense and $321 state tax expense) was recorded for the nine months ended March 31, 2007 and 2006, respectively. The $556 federal tax expense for the nine months ended March 31, 2007 included $410 deferred income tax benefit. The $1,714 federal tax expense for the nine months ended March 31, 2006 included $321 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,400 at March 31, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2007, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $1,828. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $612 ($0.08 per fully diluted share) for the quarter ended March 31, 2007 compared to earnings from continuing operations of $1,009 ($0.13 per fully diluted share) for the comparable quarter last year. The lower earnings in the current year resulted from the lower operating profit, higher interest expense and higher income taxes. Earnings from continuing operations were $617 ($0.08 per fully diluted share) for the nine months ended March 31, 2007 compared to earnings from continuing operations of $3,010 ($0.38 per fully diluted share) for the comparable period last year.

In the three months ended March 31, 2007, the Company recorded a curtailment loss of $77 for partial plan settlement of pension obligations to vested former employees of discontinued operations and also incurred legal expenses for a lawsuit relating to its former Mountainside Medical Center. These expenses were the main cause of the after-tax loss from discontinued of $153 ($0.02 per fully diluted share) for the period. In the nine months ended March 31, 2007, the after-tax loss from discontinued operations was $102 ($0.01 per fully diluted share).

Net earnings were $459 ($0.06 per share) in the quarter ended March 31, 2007 compared to net earnings of $632 ($0.08 per fully diluted share) in the quarter ended March 31, 2006. Net earnings for the nine months ended March 31, 2007 were $515 ($0.07 per fully diluted share) compared to $2,637 ($0.34 per fully diluted share) for the nine months ended March 31, 2006.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of the company to generate cash, service debt and meet capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjust for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the three and nine months ended March 31, 2007 and 2006, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months ended March 31,		Nine Months ended March 31,
	2007	2006	2007	2006
SHL Facilities Adjusted EBITDA	$2,838	$3,639	$6,963	$10,338
HealthMont Facilities Adjusted EBITDA	745	480	1,636	1,772

Facilities Adjusted EBITDA	3,583	4,119	8,599	12,110
Corporate overhead costs	(921)	(1,308)	(3,121)	(3,848)
Taxes and interest expense	(961)	(936)	(1,642)	(2,834)
Other non-cash expenses and net changes in operating assets and liabilities	(1,006)	(2,036)	(2,231)	(3,814)

Net cash provided by (used in) operations	$695	$(161)	$1,605	$1,614

Liquidity and Capital Resources

We generated $1,605 of cash from operating activities during the nine months ended March 31, 2007 compared to $1,614 of cash generated during the comparable period last year. The cash generated from operations in the nine months ended March 31, 2007 resulted from increased accounts payable and other liabilities, decreased patient receivables and $3,219 of depreciation and amortization offset by $931 used for the reduction of the liabilities of Mountainside Medical Center, income tax payments of $682 and cash used for increased medical supplies.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at March 31, 2007 of approximately $27,633. Debt outstanding under the facility as of March 31, 2007 was the SunLink Term Loan A of $8,389 and $4,400 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in its or their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. We expended $5,776 for capital improvements at our hospitals during the nine months ended March 31, 2007 and also had $1,230 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has also begun a major renovation project at our Dahlonega, Georgia, facility and a free standing diagnostic center in Dawsonville, Georgia, which has a combined estimated cost of approximately $6,900, of which approximately $1,700 of cost has been paid or accrued to date and of which approximately $1,900 additional costs are expected to be paid or accrued by the end of the current fiscal year. There are no other material future commitments for capital expenditures except for the Dahlonega, Georgia major renovation and the Dawsonville, Georgia, free standing diagnostic center projects. In April, 2007, the Company filed Certificate of Need application with the state of Georgia to build a replacement hospital in Ellijay, Georgia. No action has been taken on the application and to date SunLink has made no commitments related to the replacement hospital. SunLink currently expects to spend approximately $2,500 in capital expenditures (in addition to the $1,230 in accounts payable at quarter end) during the remaining three months of the fiscal year ending June 30, 2007, primarily for the hospital expansion project and new and replacement equipment.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s future growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures, as well as the expenditure of significant amounts of capital for selected hospital acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $27,633 at March 31, 2007, of which $8,389 was outstanding under a term loan and $4,400 outstanding under a revolving line of credit. The current remaining availability of approximately $14,844 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2007 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$868	$2,043	$972	$754
2 years	750	1,691	182	685
3 years	7,077	1,322	—	319
4 years	—	866	—	—
5 years	—	489	—	—
More than 5 years	—	1,748	—	—

	$8,695	$8,159	$1,154	$1,758

At March 31, 2007, SunLink had contracts with 9 physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 5 – “Recent Accounting Pronouncements” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom a guarantee agreement is made agrees to maintain their practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2007 is a liability of $676 for 8 physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $189 and $420 for the three months ended March 31, 2007 and 2006, respectively, and expensed $836 and $1,305 for the nine months ended March 31, 2007 and 2006, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2007.

In March 2007, one of the Company’s hospitals received a past due tax statement from the Internal Revenue Service (“IRS”) demanding approximately $832 for a civil penalty related to payroll taxes allegedly unpaid for the year ending December 31, 1999. The Company acquired this hospital in 2001. The hospital had earlier received a notice from the IRS in May 2006 about a payroll tax deficiency for calendar 1999, but after reviewing the payroll tax records for calendar 1999 provided by the IRS, the Company believes that all the payroll taxes, assessed penalties and related interest for calendar 1999 have been paid by the hospital and that no amounts should be due. The Company has written the IRS to obtain an explanation of this civil penalty and to obtain a resolution of this matter. No response from the IRS has been received. The Company does not have any amount accrued for this matter at March 31, 2007 as it does not believe any taxes are due for the year ended December 31, 1999, nor is the Company aware of any matter that would cause a civil penalty to be levied.

SunLink became self-insured for employee health risks on October 1, 2006. For the period October 1, 2005 to September 30, 2006, SunLink had a fully-insured employee health insurance plan.

At March 31, 2007, we had outstanding long-term debt of $8,695 of which $8,389 was incurred in connection with the SunLink Credit Facility and $306 was related to capital leases. Also outstanding at March 31, 2007 was a revolving line of credit loan of $4,400.

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

SunLink’s non-current liability reserves for discontinued operations at March 31, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989, remaining obligations of Mountainside Medical Center, the operating assets of which the Company sold in 2004, guarantees of certain obligations of former subsidiaries. We have one United Kingdom subsidiary in involuntary liquidation and two inactive European subsidiaries. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Legal Proceedings

See Part II. Item 1. Legal Proceedings of this Form 10-Q.

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

We incurred incremental costs related to compliance with Sarbanes-Oxley during the nine months ended March 31, 2007. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2007 and subsequent fiscal years. Although we do not currently have specific estimates of these costs, the cost of the initial implementation as well as on-going compliance with Section 404 could be particularly high for the Company due to its decentralized management structure.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The expense recorded for physician guarantees accounted for under FSP FIN 45-3 during the nine months ended March 31, 2007 was $587 less than would have been expensed using the Company’s previous accounting policy.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 159 on the Company’s consolidated financial statements.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $427 for legal services to these law firms in the nine months ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility. At March 31, 2007, borrowings under the facility of $12,789 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $128 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been one change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, among others, the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that personnel turnover may leave gaps in controls. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

In connection with the review of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007, our independent registered public accounting firm identified a “significant deficiency.” A significant deficiency is a control deficiency, or a combination of control deficiencies that adversely affects an entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with U.S. GAAP such that there is more than a remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Our independent registered public accounting firm identified as a significant deficiency the fact that, because SunLink does not currently have a corporate controller, there is no detail review of the consolidating worksheet, analyses and periodic filing prepared by SunLink’s Interim Chief Financial Officer. Our independent registered public accounting firm did not identify any material weakness and our management did not identify any material weakness. Our independent registered public accounting firm has recommended that we hire, and we are currently seeking to hire, an additional employee with the background and skills to perform duties typical of a corporate controller. We intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PHI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

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

Dated: May 15, 2007