Form 10-K
period 2007-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2007-09-25
CIK 96793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                           Accelerated filer  ☐                          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 21, 2007, there were 7,514,784 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2006 of the registrant’s common shares as reported by the American Stock Exchange amounted to $36,579,739.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 12, 2007, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages and benefits as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including self pay accounts, deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•

anticipated and unanticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

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

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect SunLink in an adverse manner.

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

SunLink does not undertake any obligation to update or revise publicly any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set forth elsewhere in this report.

PART I

Item 1.	Business (all dollar amounts in thousands except share, per share and revenue per equivalent admission amounts)

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. Through our subsidiaries, we operate a total of seven community hospitals in four states. We own six and lease one of our hospitals. We also own and operate certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of our hospitals, and home health agencies servicing areas around certain of our hospitals. We believe our healthcare operations comprise a single business segment: community hospitals. Our hospitals are general acute care hospitals and have a total of 402 licensed beds. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”) and HealthMont LLC (“HealthMont”).

Our executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we file with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Certain materials we file with the SEC may also be read and copied at or through our website.

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward the operation of community hospitals in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals for approximately $26,500. In August 2001, we changed our name to SunLink Health Systems, Inc. from KRUG International Corp., and changed our fiscal year end from March 31 to June 30. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA for approximately $40,000.

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

Business Strategy

We have targeted the community hospital market because we believe it provides an attractive sector for hospital investment. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. We believe hospitals in our target markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink’s community hospitals are located, generally, in areas which will experience growth.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services, improving physical facilities, and implementing and maintaining effective cost controls. Our efforts are focused primarily on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would be willing to pay but believes there may be opportunities for acquisitions of individual hospitals (particularly not-for-profit hospitals) in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of individual or groups of hospitals in the future from other for-profit hospital operators seeking to re-align or refocus their portfolios.

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

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia completed construction of a 6,755-square-foot emergency room addition in January 2003 for approximately $1,700. North Georgia is the only hospital in Gilmer County. The Company has a 28-bed CON to replace the existing hospital.

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

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by its community. Each of our local hospital management teams, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. The hospital generally guarantees a newly recruited physician a minimum level of gross receipts during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. SunLink hospitals generally have not employed physicians but are currently considering the employment of certain physicians in markets where it believes it would enhance the hospital’s service offerings.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s hospitals as of June 30, 2007 for the periods subsequent to their acquisition by SunLink.

	Fiscal Years Ended June 30,
	2005	2006	2007
Hospitals owned or leased at end of period	7	7	7
Licensed beds (at end of period)	402	402	402
Beds in service (at end of period)	295	295	327
Admissions	10,566	9,970	9,908
Equivalent Admissions(1)	25,897	25,163	26,903
Average length of stay (days)(2)	3.54	3.63	3.59
Patient days	37,421	36,176	35,562
Adjusted patient days(3)	89,928	89,305	93,822
Occupancy rate (% of licensed beds)(4)	25.50%	24.65%	24.24%
Occupancy rate (% of beds in service)(5)	34.75%	33.51%	29.71%
Net patient service revenues (in thousands)	$128,732	$135,576	$143,645
Net outpatient service revenues (in thousands).	$54,500	$59,760	$68,234
Net revenue per equivalent admissions	$4,971	$5,388	$5,339
Net outpatient service revenues (as a % of net patient service revenues)	42.34%	44.08%	47.50%

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

The following table sets forth the percentage of patient days from various payors in SunLink’s hospitals for the periods indicated.

	Fiscal Years Ended June 30,
	2005	2006	2007
Source
Medicare	68.2%	69.2%	70.5%
Medicaid	11.2%	10.7%	10.1%
Private and Other Sources	20.6%	20.1%	19.4%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2005	2006	2007
Source
Medicare	46.3%	46.0%	46.0%
Medicaid	17.2%	16.0%	15.1%
Private and Other Sources	36.5%	38.0%	38.9%

Total	100.0%	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of patient revenues attributable to outpatient services has increased in recent years, primarily as a result of medical technology advances that allow more services to be provided on an outpatient basis and from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the healthcare industry.

Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurer plans, health maintenance organizations (“HMOs”) or preferred provider organizations (“PPOs”), but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. During the fiscal year ended June 30, 2007, SunLink experienced a decrease in Medicaid as a percentage of net revenues and an increase in Private and Other Source revenues due primarily to increased managed care patients and increased outpatient revenues.

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

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over twenty-nine years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Competition

Among the factors which we believe influence patient selection among hospitals in our markets are:

•	The appearance and functionality of the healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Although our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities, since they are the primary provider of healthcare services in their respective communities, our hospitals nevertheless face competition from larger tertiary care centers and, in some cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which (particularly large urban hospitals) offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as various for-profit hospitals operating in the broader service area, likely have greater access to financial resources than do SunLink hospitals.

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

In recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe may have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for and interest in such reviews varies from state to state, the trend is toward increased governmental review authority for, and, in some cases, imposing conditions prior to, the approval of transactions involving a not-for-profit corporation selling a healthcare facility.

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

Government Reimbursement Programs

A significant portion of SunLink’s net revenues is dependent upon reimbursement from Medicare and Medicaid. Although the Federal government generally reviews payment rates under its various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the Federal government which currently begins on October 1 and ends on September 30 of each year.

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group (“DRG”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. Prior to the Federal fiscal year that commenced October 1, 2006, DRG payments did not consider a specific hospital’s costs, but were national rates adjusted for area wage differentials and case-mix indices.

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

DRG rate increases were 0.4%, 3.4%, 3.3%, 3.7% and 3.4% for Federal fiscal years 2003, 2004, 2005, 2006, and 2007 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a market basket increases minus 0.55% in fiscal year 2003. For Federal fiscal year 2004 and thereafter, hospitals received the full market basket rate increase. BIPA also made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

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

In November 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). MMA requires hospitals to report specified quality data in order to receive full market basket rate increase on DRGs. Hospitals that do not report this information will receive the market basket percentage increase less 0.4 percentage points. On February 8, 2006 the President signed into law the Deficit Reduction Act of 2005 (DRA) The DRA provides that, beginning with the payment update for the federal fiscal year beginning October 1, 2006 and each subsequent federal fiscal year, the annual percentage increase amount will be reduced by 2.0 percentage points for specified hospitals that do not submit certain quality data. In addition, the DRA required that CMS begin to expand the “starter set” of 10 quality measures that have been used since 2003. For the hospital inpatient prospective payment system (IPPS) for the federal fiscal year beginning October 1, 2006, CMS added new measures to the Reporting Hospital Quality Data for Annual Payment Update (RHQDAPU) program to bring the total to 21 measures for such federal fiscal year and 27 for the federal fiscal years beginning October 1, 2007.

Section 5001(c) of the DRA requires hospitals to begin reporting on October 1, 2007 the secondary diagnoses that are present on the admission (POA) of patients. By October 1, 2007, HHS must select at least two conditions that are: (1) high cost or high volume or both; (2) assigned to a higher paying DRG when present as a secondary diagnosis; and (3) reasonably preventable through application of evidence-based guidelines. Beginning October 1, 2008, cases with these conditions would not be assigned to a higher paying DRG unless they were present on admission. CMS has selected six conditions which initially will be subject to the above provisions. All of SunLink’s hospitals are currently reporting the quality data and therefore receiving the full market basket rate increase.

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

•

extended indefinitely the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the MMA (these payment provisions, which were set to expire at the end of 2004, are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000); and

•

establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of MMA.

Each year, on or about August 1, the Centers for Medicare & Medicaid Services (“CMS”) issue a final rule that implements changes to the hospital inpatient prospective payment system (IPPS) for subsequent federal fiscal years. The August 1, 2006 final rule implemented changes that according to CMS take significant steps to improve the accuracy of Medicare’s payment for inpatient stays. The payment reforms, which are being phased in over time, align hospital payments more closely with the costs of a patient’s care by using hospital costs rather than charges, and by accounting more fully for the severity of the patient’s condition. The revised payments became effective for discharges on or after October 1, 2006.

The August 1, 2007 final rule made further changes designed to continue to improve the accuracy of Medicare’s payment under the acute care IPPS. The IPPS payment reforms are designed to restructure the inpatient diagnosis-related groups (DRGs) to account more fully for the severity of each patient’s condition. In addition, the rule includes important provisions to ensure that Medicare no longer pays for the additional costs of certain preventable conditions (including certain infections) acquired in the hospital. The rule also reduces Medicare payments when a hospital replaces a device that is supplied to the hospital at no or reduced cost.

It is estimated that payments to all hospitals will increase by an average of 3.5 percent for the federal fiscal year beginning October 1, 2007 when all provisions of the rule are taken into account, primarily as a result of a 3.3 percent market basket increase. Payments to specific hospitals may increase more or less than this amount depending on the patients they serve. For instance, urban hospitals generally treat more severely ill patients and are estimated to receive a 3.8 percent increase in payments. The rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs. Projected aggregate spending will not change as a result of the reforms. However, payments will increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.

The rule also implements a provision of the Deficit Reduction Act of 2005 (DRA) that takes the first steps toward preventing Medicare from giving hospitals higher payment for the additional costs of treating a patient who acquires a condition (including an infection) during a hospital stay. Already the feature of many state health care programs, the DRA requires hospitals to begin reporting secondary diagnoses that are present on the admission of patients, beginning with discharges on or after October 1, 2007. Beginning on October 1, 2008, cases with these conditions would not be paid at a higher rate unless they were present on admission. In order to improve the reliability of care in the nation’s hospitals, the rule identifies eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. CMS is expected to add an additional 3 conditions to the list in 2008 to become effective in Federal Fiscal beginning October 1, 2008.

Prior to July 1, 2005, long-term care psychiatric units within hospitals were exempt from the prospective payment system, and were reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps. Beginning on July 1, 2005 and for three years thereafter these units have been or will be partially reimbursed based on a prospective payment system based on patient acuity with the remaining portion of the payment continuing to be reimbursed based on a cost based system. The transition period for the implementation of this new prospective system was 25% for the year ending June 30, 2006, and 50% in 2007 and will be 75% in 2008. Beginning on July 1, 2008 long-term care psychiatric units will be fully reimbursed based on the federal inpatient psychiatric prospective payment rate. SunLink operates one psychiatric unit in one of its hospitals and believes this change will have a minimal effect on SunLink’s revenues.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2003, 2004, 2005, 2006, and 2007 the update factor was 3.7%, 4.5%, 3.3%, 3.7%, and 3.4%, respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. For discharges between October 1, 2002 through March 31, 2004, the disproportionate share payment was 5.25% and since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2007. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2005, 2006 and 2007.

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

Georgia—Historically, the state of Georgia has reimbursed Medicaid providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals received a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospitals’ capital cost allotment. Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population. Beginning in Georgia’s fiscal year ended June 30, 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and save the state of Georgia an anticipated $60,000 in the fiscal year ended June 30, 2006 and $200,000 annually thereafter. The effect of implementing a state-wide HMO program is intended to reduce rates paid by the State of Georgia. All of Sunlink’s facilities that operate in the state of Georgia have signed contracts with all the HMO companies contracted by the state.

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

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

In a final rule, effective November 10, 2003, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

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

Utilization Review Compliance and Hospital Governance

SunLink’s healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility; are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members; and are reviewed by SunLink’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

HIPAA Privacy Regulations

HIPAA provided that if Congress did not pass comprehensive health privacy legislation, the Secretary of HHS was required to issue regulations designed to protect the privacy of individually identifiable health information. Congress did not pass such legislation and HHS ultimately published final privacy regulations in 2000. The final privacy rule regulations contained technical corrections and additional clarifications designed to ensure that protections for patient privacy were implemented in a manner that maximizes privacy while not compromising either the availability or the quality of medical care. The regulations became effective in April 2001 and compliance was required by April 2003. In 2002, HHS published modifications to the privacy rule regulation. The regulations increased consumers’ control over their medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our facilities. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require healthcare facilities to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

In 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. When fully implemented, the uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. Compliance with these standards was required by October 2003. We believe that SunLink was fully compliant with the regulations and standards by the compliance date. We have implemented a new management information system at our facilities and at our corporate headquarters over the last several years and we believe that such system complies with HIPAA electronic data regulations and standards.

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

Under the direction of SunLink’s Vice President, Technical and Compliance Services, and in conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, security assessments were performed, individually tailored plans to apply required or addressable solutions were implemented and a set of security policies and procedures were implemented. In addition, an individually tailored comprehensive disaster contingency plan was developed and adopted by each facility and a HIPAA security training program presented to all applicable personnel. SunLink believes it is in full compliance with all aspects of the HIPAA security regulations.

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our facilities have fully implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers.

Conversion Legislation.

Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, state attorneys generally have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition. There can be no assurance that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire additional hospitals or increase our acquisition costs.

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

In connection with the acquisition of our initial six community hospitals, SunLink assumed responsibility for general and professional liability claims reported after February 1, 2001 (our acquisition date of such hospitals), and the previous owner retained responsibility for all known and filed claims. We have purchased claims-made commercial insurance (with a substantial self-insured retention) for coverage prior to and after the acquisition date. The recorded liability for general and professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after February 1, 2001 and for claims incurred after February 1, 2001. In connection with the acquisition of HealthMont and its two hospitals, SunLink assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These estimates are based on actuarially determined amounts. In June 2004, SunLink sold Mountainside Medical Center, one of our initial six hospitals, but retained all liabilities and obligations arising from Mountainside’s operations prior to the date of such sale and purchased a 7 year, claims-made, extended discovery period (tail) policy for potential professional liability claims relating to Mountainside.

Discontinued Operations and Related Contingent Obligations

Over the past 18 years we have discontinued operations carried on by our former Mountainside Medical Center and our former industrial and life sciences and engineering segments, and our former U.K. child safety, leisure marine, and housewares segments. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with our insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of the Company.

Beldray Limited

SunLink sold its former U.K. manufacturing subsidiary, Beldray Limited (“Beldray”), to two of Beldray’s managers in October 2001. Beldray has since entered into administrative receivership. KRUG International U.K. Ltd. (“KRUG UK”), U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”) at a time when it owned Beldray. The Beldray Lease Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK made certain inquiries to SunLink and the subsidiary’s directors regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that certain transactions in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain deductions to debt owed to SunLink by KRUG UK were improper because KRUG UK was then effectively insolvent and the approval of such transactions by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, or reverse such transactions to the liquidator of KRUG UK. A hearing on this application is set for October 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transactions, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

Employee and Labor Relations

As of June 30, 2007, SunLink employed 1,242 full-time and 510 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 21, 2007, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	58
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	48
Harry R. Alvis	Chief Operating Officer	62
Jerome D. Orth	Vice President, Technical and Compliance Services	59
Jack M. Spurr, Jr	Vice President, Hospital Financial Operations	62

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

Mark J. Stockslager has been SunLink’s Chief Financial Officer since July 1, 2007. He was interim Chief Financial Officer from November 6, 2006 until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998 and was Corporate Controller from November 6, 1996 to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Harry R. Alvis has been Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002 and Senior Vice President of Operations of SunLink Healthcare LLC. since February 1, 2001. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi, a healthcare facility owned by Quorum Health Group, Inc. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. From November 1987 through August 1995, Mr. Alvis was the Chief Executive Officer of Pinelake Medical Center in Mayfield, Kentucky; a facility owned by HealthTrust, Inc.

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

Jack M. Spurr, Jr. has been Vice President, Hospital Financial Operations for the Company since October 1, 2002. From February 1, 2001 until September 30, 2002, Mr. Spurr performed several interim financial roles for the Company. From 1978 to 2000, Mr. Spurr held financial positions with Hospital Corporation of America, Columbia Healthcare, Inc., Quorum Health Group, Inc., HealthTrust, Inc., and National Healthcare Inc.

Item 1A.	Risk Factors

In addition to other information contained in this Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

SunLink has a limited operating history in the community hospital business and a limited history of profitability.

Prior to February 1, 2001, SunLink operated in different business segments. SunLink had income from continuing operations of $1,577 for the fiscal year ended June 30, 2007, $4,181 for the fiscal year ended June 30, 2006, $4,383 for the fiscal year ended June 30, 2005 and $1,560 for the fiscal year ended June 30, 2003. Conversely, SunLink had losses from continuing operations of $1,267 for the fiscal year ended June 30, 2004, $2,080 for the fiscal year ended June 30, 2002, $319 for the three month transitional period ended June 30, 2001, and $881 for the fiscal year ended March 31, 2001, respectively. SunLink may experience operating losses from continuing operations in the future.

SunLink’s growth strategy depends in part on making successful acquisitions, via mergers, or otherwise, which may expose SunLink to new liabilities.

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

Additional debt for significant capital investments may be required to achieve SunLink’s operational and growth plans, the inability to access capital may affect SunLink’s competitive position, reduce earnings, and negatively affect the value of your SunLink common stock.

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

SunLink’s success depends on its ability to maintain good relationships with the physicians at its hospitals and, if SunLink is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues at SunLink hospitals may decrease and SunLink’s operating performance could decline.

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

SunLink’s success depends on its ability to attract and retain qualified healthcare professionals, and a shortage of qualified healthcare professionals in certain markets could weaken our ability to deliver healthcare services.

In addition to the physicians and management personnel whom SunLink employs, SunLink’s operations are dependent on the efforts, ability, and experience of other healthcare professionals, such as nurses, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of each individual SunLink hospital. SunLink’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause SunLink’s operating performance to decline.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments, and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 81% of its patient days and 61% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2007. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

SunLink derived approximately 39% of its net patient revenues for the fiscal year ended June 30, 2007 from private payors and other non-governmental sources who contributed approximately 19% of SunLink’s patient days. SunLink’s hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If SunLink is unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of its operations and cash flow will be adversely affected.

SunLink’s revenues are heavily concentrated in Georgia which will make SunLink particularly sensitive to economic and other changes in the state of Georgia.

For the fiscal year ended June 30, 2007, our three Georgia hospitals generated approximately 48% of revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

SunLink faces intense competition from other hospitals and healthcare providers which directly affect our revenues, profitability and market share.

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

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Each of our hospitals operates in geographic areas where they compete with at least one other hospital that provides services comparable to those offered by our hospitals. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by SunLink’s facilities. Some of the competing hospitals are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. In some of these markets, SunLink’s hospitals also face competition from other for-profit hospital companies, some of which have substantially greater resources, as well as other providers such as outpatient surgery and diagnostic centers.

The intense competition from other hospitals and other healthcare providers directly affects SunLink’s revenues, profitability and market share.

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

These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations, including in particular, Medicare and Medicaid anti-fraud and abuse amendments, codified in Section 1128B(b) of the Social Security Act and known as the “anti-kickback statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid, and other Federal healthcare programs.

As authorized by Congress, HHS has issued regulations which describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal. However, business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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

HIPAA broadened the scope of the fraud and abuse laws to include all healthcare services, whether or not they are reimbursed under a Federal program. In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services in which the physicians or their immediate family members have an ownership interest or certain other financial arrangements.

In addition, SunLink’s facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties. In recent years, both Federal and state government agencies have announced plans for or implemented heightened and coordinated civil and criminal enforcement efforts.

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

All states in which SunLink currently operates hospitals have laws affecting acute care hospital facilities and services known as “certificate of need” laws. These states require prior approval for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of healthcare facilities, based on determination of need for additional or expanded facilities or services. The required approval is known generally as a CON. A CON may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink operates or in the future may own hospitals could subject its hospitals to greater competition making it more difficult to operate profitably.

SunLink is and in the future could be subject to claims related to discontinued operations and hospitals sold by our HealthMont subsidiary prior to its acquisition.

Over the past 18 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments. Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. We also have disposed of one of our original hospitals. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with our operations. SunLink intends to adjust our estimates of required reserves from time to time as additional information is developed and evaluated. However, SunLink believes that the final resolution of known contingencies will not have a material adverse impact on its financial position, cash flows, or results of operations.

SunLink is subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

SunLink is subject to potential claims for professional liability (medical malpractice), both in connection with our current operations, as well as acquired operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within our self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we can not assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $30,000 credit facility (of which approximately $15,300 is available to borrow at June 30, 2007) and our additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or the price at which any securities might be offered. Such transactions might include among others the sale of common shares to outsiders or the offer to existing shareholders of the right to acquire additional shares. While the board of directors has not decided to effect any equity transaction at this time, it may do so in the future. Any equity transaction could result in dilution in the value of existing shares.

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with

SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that certain transactions in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain deductions to debt owed to SunLink by KRUG UK were improper because KRUG UK was then effectively insolvent and the approval of such transactions by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, or reverse such transactions to the liquidator of KRUG UK. A hearing on this application is set for October 2007. In connection with the allegations in the application of breach of fiduciary duty by the then directors of KRUG UK in approving such transactions, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

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

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2007 (July 1, 2006—June 30, 2007)
Fourth Quarter	$7.35	$6.15
Third Quarter	7.30	6.65
Second Quarter	9.00	6.62
First Quarter	10.15	7.65
Fiscal 2006 (July 1, 2005—June 30, 2006)
Fourth Quarter	$10.35	$9.30
Third Quarter	10.75	9.60
Second Quarter	10.90	8.03
First Quarter	8.79	7.60

American Stock Transfer & Trust Company is the Transfer Agent and Registrar for our common shares. For all shareholder inquiries, call American Stock Transfer & Trust’s Shareholder Services Department at 1-888-937-5449.

Dividends

SunLink does not currently pay cash dividends. SunLink intends to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Any future determination to declare or pay cash dividends will be determined by SunLink’s board of directors and will depend on SunLink’s financial condition, results of operations, business, prospects, capital requirements, credit agreements and such other matters as the board of directors may consider relevant.

Holders

As of June 30, 2007 there were approximately 619 registered holders of SunLink common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2007 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	4,000	$5.48	0
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	413,625	$2.94	0
2005 Equity Incentive Plan	241,906	$8.90	558,094

	742,031	$4.82	558,094

Equity compensation plans not approved by security holders:
None	0	0	0

Total	742,031	$4.82	558,094

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the American Stock Exchange Composite Index and the Hospitals Index. Hospitals Index consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Association, Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Paincare Holdings Inc., Rehabcare Group Inc., Tenet Healthcare Corp., and Universal Health Services Inc.

PERFORMANCE DATA

Cumulative Value of $100 invested on June 30, 2002

	6/02	6/03	6/04	6/05	6/06	6/07
SunLink Health Systems, Inc.	100.00	76.51	176.19	250.16	314.29	200.63
AMEX Composite	100.00	103.59	136.43	168.84	184.93	236.58
Hospitals Index	100.00	44.89	55.97	64.56	48.84	53.86

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2003, 2004, 2005, 2006 and 2007 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and the disposition of Mountainside Medical Center. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2003	2004	2005	2006	2007
Net revenues(a)	$80,742	$112,436	$128,732	$135,576	$143,645
Earnings (loss) from continuing operations	1,560	(1,267)	4,383	4,181	1,577
Net earnings	553	13,425	4,540	3,909	1,396
Earnings (loss) per share from continuing operations:
Basic	0.31	(0.20)	0.61	0.58	0.21
Diluted	0.29	(0.20)	0.57	0.53	0.20
Net earnings per share:
Basic	0.11	2.15	0.63	0.54	0.19
Diluted	0.10	2.15	0.59	0.50	0.18
Total assets	59,453	63,152	70,113	74,303	77,843
Long-term debt, including current maturities	25,518	7,392	10,042	9,393	8,536
Shareholders’ equity	$6,473	$24,904	$29,301	$34,352	$36,024

(a)

All of SunLink’s net revenues relate to its sole business segment, U.S. community hospitals. Net revenues for the periods presented represent only the revenues subsequent to the acquisition date for such hospitals. The operations of SunLink’s other former business segments have been reported as discontinued operations and, therefore, have been excluded from the selected financial data of continuing operations presented above.

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital operations;

•	increases in wages and benefits as a result of inflation or competition for management, physician, nursing and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including self pay accounts, deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Receivables-net and Provision for Bad Debts

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

2007—$10,197; and

2006—$8,931.

Our provision for bad debts, included in our results of operations, was as follows :

2007—$19,580

2006—$14,987; and

2005—$11,979.

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

In general, we utilize the following steps in collecting accounts receivable: if possible, cash collection of all or a portion of deductibles, co-payments and self-pay accounts prior to or at the time

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and potentially our future access to capital.

If net revenues during fiscal 2007 were changed by 1%, our 2007 after-tax income from continuing operations would change by approximately $747 or diluted earnings per share of $0.10.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by, among other things, changes in regional economic conditions, business office operations, payor mix and trends in private and federal or state governmental healthcare coverage.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Receivables-net and Provisions for Bad Debts (continued)

service is provided; billing and follow-up with third party payors; collection calls; utilization of collection agencies; sue to collect if the patient has the means to pay and chooses not to pay; and if collection efforts are unsuccessful, write off the accounts.

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improved performance. The selection of collection agencies and the timing of referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance.

We monitor the revenue trends by payor classification on a quarter-by-quarter basis along with the composition of our accounts receivable agings. This review is

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such assays revenue in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

	Days Outstanding[1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	>180	Total
Medicare	$3,643	$589	$221	$141	$73	$39	$116	$4,822
Commercial	2,884	785	400	269	158	119	316	4,931
Medicaid	1,600	304	162	69	80	37	162	2,414
Self Pay	503	438	402	359	229	110	329	2,370

Total	$8,630	$2,116	$1,185	$838	$540	$305	$923	$14,537

[1]

The above table shows net patient accounts receivable aged from patient billing date and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging from the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Revenue recognition / Net Patient Service Revenues

We recognize revenues in the period in which services are provided. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment

Revenues are recorded at estimated amounts due from patients, third-party payors and others for healthcare services provided net of contractual discounts pursuant to contract or government payment rates. Estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are estimated manually using historical collections for

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues (continued)

rates through an allowance for
contractual discounts. Approximately
90.3% of our revenues during 2007
relate to discounted charges. The
sources of these revenues were as
follows (as a percentage of total
revenues):

Medicare—46.0%;

Medicaid—15.1%; and

Commercial insurance—29.2%

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

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements for revenues retrospectively increased our revenues by the following amounts:

2007—$266;

2006—$312; and

2005—$707.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues (continued)

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2007 were changed by 1%, our 2007 after-tax income from continuing operations would change by approximately $219. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. Our goodwill included in our consolidated balance sheets as of June30, for the following years was as follows:

2007—$2,944; and

2006—$2,944.

The goodwill resulted from the 2004 acquisition of HealthMont, Inc.

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

We performed our annual testing for goodwill impairment as of June 30, 2006 and 2007 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values and is subject to change during the twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Professional and general liability Claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the period February 1, 2001 to February 20, 2002, the self-insured retention amount was $25 per individual claim. For the period February 21, 2002 to February 28, 2005, our self-insured retention level was $1,000 on individual malpractice claims. For the period March 1, 2005 to February 28, 2006, our self-insured retention level was $500 on individual malpractice claims. For the period March 1, 2006 to February 28, 2007 and March 1, 2007 to February 28, 2008, our self-insured retention level was or will be $750 on individual malpractice claims.

Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially

The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

The reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

We revise our reserve estimation process by obtaining independent actuarial calculations quarterly. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported

Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses recorded during a reporting period. In determining loss estimates, professional judgment is used by each actuary by selecting factors that are considered appropriate by the actuary for our specific circumstances. Changes in assumptions used by our independent actuary with respect to demographics and geography, industry trends, development patterns and judgmental selection of other factors may impact our recorded reserve levels and our results of operations.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Professional and general liability claims (continued)

determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self-insured retention levels.

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2007—$2,762; and

2006—$3,775.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2007—$ 127;

2006—$ 782; and

2005—$3,802.

claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which may attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our hospitals are located, our loss estimates could decrease. Conversely, liberalization of the number and type of claims and damage awards permitted under any such law applicable to our operations could cause our loss estimates to increase.

Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact currently on our liquidity or capital resources.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our net deferred tax asset balance (net of valuation allowance) in our consolidated balance sheets as of June 30 for the following years was as follows:

2007—$1,745; and

2006—$1,366.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2007—$2,898; and

2006—$2,958.

In addition, significant judgment is required in determining and assessing the impact of certain tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated. We adjust the accruals related to tax contingencies as part of our provision for income taxes in our results of operations based upon changing facts and circumstances, such as the progress of a tax audit, development of

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.

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

Our deferred tax assets exceeded our deferred tax liabilities by $1,745 as of June 30, 2007, excluding the impact of valuation allowances. We generated federal taxable income in fiscal years 2007, 2006 and 2005. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2007, we would incur approximately $107 of additional tax payments for 2007 plus applicable penalties and interest.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Accounting for income taxes (continued)

industry related examination issues, as well as legislative, regulatory or judicial developments. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.

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

	Years Ended June 30,
	2005	2006	2007
Net Revenues	$128,732	$135,576	$143,645
Cost of Patient Service Revenues	121,642	127,949	139,231

Operating Profit	7,090	7,627	4,414
Interest Expense	(1,110)	(1,146)	(1,462)
Interest Income	42	75	69
Loss on early repayment of debt	(384)	—	—

Earnings from Continuing Operations Before Income Taxes	$5,638	$6,556	$3,021

Admissions	10,566	9,970	9,908

Equivalent Admissions	25,897	25,163	26,903

Surgeries	5,063	4,900	4,847

Revenue per Equivalent Admission	$4,971	$5,388	$5,339

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

Net revenue for the year ended June 30, 2007 were $143,645 with a total of 26,903 equivalent admissions and revenues per equivalent admission of $5,339 compared to net revenues of $135,576, a total of 25,163 equivalent admissions and revenues per equivalent admission of $5,388 for the year ended June 30, 2006. The 6.0% increase in net revenues for the year ended June 30, 2007 was primarily from a 6.9% increase in equivalent admissions and a 30.2% increase in self pay net revenues. Net outpatient service revenues increased $8,474, a 14.2% increase from last year to $68,234 and increased to 47.6% of net revenues from 44.1% last year. Net revenues for the years ended June 30, 2007 and 2006 included $3,481 and $3,156, respectively, from state indigent care programs.

Net revenues for the year ended June 30, 2006 were $135,576, with a total of 25,163 equivalent admissions and revenues per equivalent admission of $5,388 compared to net revenues of $128,732, a total of 25,897 equivalent admissions and revenues per equivalent admission of $4,971 for the year ended June 30, 2005. The 5.3% increase in net revenues for the year ended June 30, 2006 was due to an increase in commercial insurance net revenues which increased 10.6% in the year ended June 30, 2006 and an 8.3% increase in revenue per equivalent admission resulting from price increases for most services at our hospitals. Net outpatient service revenues increased $5,260, a 9.7% increase from the year ended June 30, 2005 to $59,760 and increased to 44.1% of net revenues from 42.3% from the year ended June 30, 2005. Net revenues for the years ended June 30, 2006 and 2005 included $3,156 and $3,252, respectively, from state indigent care programs.

Recruitment of new doctors and spending for capital improvements have contributed greatly to the increase in net revenues in the years ended June 30, 2007, 2006 and 2005, respectively. We added seven net new doctors during the year ended June 30, 2007, 13 net new doctors during the year ended June 30, 2006, and six net new doctors during the year ended June 30, 2005. During the year ended June 30, 2007, SunLink expensed $1,098 on physician guarantees and recruiting expenses compared to $1,699 last year. We also have expended approximately $17,049 for capital expenditures to upgrade services and facilities since July 1, 2005. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the years ended June 30, 2007 and 2006, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors in the Company’s hospitals for the periods indicated:

	Years Ended June 30,
	2005	2006	2007
Source
Medicare	46.3%	46.0%	46.0%
Medicaid	17.2%	16.0%	15.1%
Self pay	7.8%	7.9%	9.7%
Commercial Insurance & Other	28.7%	30.1%	29.2%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2007, we experienced a decrease in Medicaid and Commercial Insurance and Other as a percentage of net revenues and an increase in Self-pay revenues. The changes were due primarily to increased patients without medical insurance, fewer patients qualifying for Medicaid and increasing deductibles and co-insurance required for insured patients. Medicare net revenues increased 6.0% in the fiscal year ended June 30, 2007 but were unchanged as a percentage of total net revenues in fiscal year 2007 compared to fiscal year 2006. During the fiscal year ended June 30, 2006, we experienced a decrease in Medicare as a percentage of net revenues and an increase in Self-pay and Commercial Insurance and other revenues. In each case, the changes were due primarily to increased managed care patients and increased out-patient revenues.

Cost of patient services revenues, including depreciation, were $139,231, $127,949, and $121,642, for the years ended June 30, 2007, 2006 and 2005, respectively.

	Cost of Patient Service Revenues as a of % of Net Revenue Years Ended June 30,
	2005	2006	2007
Salaries, wages and benefits	48.3%	49.4%	49.1%
Provision for bad debts	9.3%	11.0%	13.6%
Supplies	11.0%	10.5%	10.8%
Purchased services	6.0%	6.4%	6.3%
Other operating expenses	15.7%	12.6%	12.1%
Rent and lease expense	2.2%	1.8%	1.9%

Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2007 compared to the prior year due to lower cost of defined contribution employee 401K plan and share option compensation expense. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2007 compared to the prior year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of net revenues and higher self-pay net revenues during the year. Self-pay net revenues increased $3,224 or 30.2% in the year ended June 30, 2007 compared to the prior year. Supplies expense increased as a percentage of net revenues in the year ended June 30, 2007 compared to the prior year due to higher costs of supply items. Other operating expenses decreased as a percentage of net revenues in the year ended June 30, 2007 compared to the prior year due to lower expense for professional liability which includes the cost of insurance and lower actuarially-determined liability amounts.

Salaries, wages and benefits expense increased 1.1% as a percentage of net revenues in the year ended June 30, 2006 as compared to the prior year due to higher salary expense resulted from more staff and $577 of expense for share option compensation expense (0.4% of net revenues) as a result of the required adoption of SFAS No. 123(R). No share option compensation expense was recorded in the year ended June 30, 2005. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2006 compared to the prior year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of net revenues and higher self-pay net revenues during the year. Self-pay net revenues increased $687 or 6.8% in the year ended June 30, 2006 compared to the prior year. Supplies expense decreased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to decreased admissions and surgeries. Other operating expenses decreased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to decreased insurance and physician recruiting expense. The decrease in insurance expense resulted from lower insurance costs and lower actuarially-determined liability for professional risks. Purchased services increased as a percentage of net revenues in the year ended June 30, 2006 compared to the prior year due to increased usage of outside services such as radiology, nuclear medicine and MRI.

Depreciation and amortization expense was $4,400, $3,400, and $2,590 for the years ended June 30, 2007, 2006, and 2005, respectively. The increase in fiscal years 2007 and 2006 depreciation and amortization expense resulted from the $17,049 spent for new equipment for all hospitals and the renovation of one facility over the past two fiscal years.

Interest expense was $1,462, $1,146, and $1,110 for the years ended June 30, 2007, 2006 and, 2005, respectively. The increase in fiscal years 2007 and 2006 interest expense resulted from higher outstanding debt amounts and interest rates on floating-rate debt.

Operating profit was $4,414, $7,627, and $7,090 for the years ended June 30, 2007, 2006 and, 2005, respectively. The decrease in operating profit in the year ended June 30, 2007 compared to the prior year was mainly due to significant increase in the bad debt provision and the increase in depreciation and amortization expense. The increase in operating profit in the year ended June 30, 2006 compared to the prior year was mainly due to the increase in net revenues and lower professional liability risks.

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

We recorded income tax expense of $1,444 ($1,272 federal and $172 state tax expense) for the year ended June 30, 2007 compared to income tax expense of $2,375 ($2,120 federal and $255 state tax expense) for the year ended June 30, 2006 and income tax expense of $1,255 ($1,126 federal and $129 state tax expense) for the year ended June 30, 2005. The $1,272 federal tax expense for the year ended June 30, 2007 included a $185 deferred tax benefit. The $2,120 federal tax expense for the year ended June 30, 2006 included a $147 deferred tax benefit. The $1,126 federal tax expense for the year ended June 30, 2005 included $69 of deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,300 at June 30, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,898 of our $4,643 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $1,745 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations were $1,577 ($0.20 per fully diluted share) for the year ended June 30, 2007 compared to earnings from continuing operations of $4,181 ($0.53 per fully diluted share) for the year ended June 30, 2006 and $4,383 ($0.57 per fully diluted share) for the year ended June 30, 2005. Earnings from continuing operations in fiscal 2007 decreased from fiscal 2006 due to decreased operating profit which resulted from higher provision for bad debts and depreciation and amortization expense and a higher effective income tax rate in fiscal 2007. Earnings from continuing operations in fiscal 2006 decreased from fiscal 2005 due to a higher effective income tax rate in fiscal 2006 due to lower net operating tax loss carry-forwards available in fiscal 2006. Earnings from continuing operations in fiscal 2006 decreased from fiscal 2005 due to a higher effective income tax rate in fiscal 2006 due to lower net operating tax loss carry-forwards available in fiscal 2006.

Loss from discontinued operations of $181 for the year ended June 30, 2007 resulted from $103 of losses after tax benefit from Mountainside, primarily due to legal expenses and $78 of after tax benefit losses resulting from domestic pension items. Loss from discontinued operations for the year ended June 30, 2006 of $272 resulted from $390 of losses after tax benefit from Mountainside, primarily due to $588 of unfavorable settlements of prior years Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside, reduced by $118 of earnings of domestic pension items. Earnings from discontinued operations of $157 for the year ended June 30, 2005 included $276 of earnings after tax of Mountainside after its disposition, primarily due to collection of receivables in excess of allowances at the end of the prior fiscal year, reduced by $46 of domestic pension items and $73 of income tax expense related to the pension items.

Net earnings for the year ended June 30, 2007 were $1,396 ($0.18 per fully diluted share) compared to net earnings of $3,909 ($0.50 per fully diluted share) for the year ended June 30, 2006 and $4,540 ($0.59 per fully diluted share) for the year ended June 30, 2005.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Net cash provided by (used in) operations for the years ended June 30, 2007, 2006 and 2005, respectively, is shown below. SHL and HealthMont Facilities Adjusted Ebitda is the Ebitda for those facilities without any allocation of corporate overhead.

	Years ended June 30,
	2005	2006	2007
SHL Facilities Adjusted Ebitda	$12,449	$13,747	$10,236
HealthMont Facilities Adjusted Ebitda	1,472	2,556	2,629
Corporate overhead costs	(4,241)	(5,276)	(4,051)
Taxes and net interest expense	(2,323)	(3,446)	(2,837)
Other non-cash expenses and net changes in operating assets and liabilities	(5,132)	(3,075)	(1,228)

Net cash provided by operations	$2,225	$4,506	$4,749

Liquidity and Capital Resources

We generated $4,749 of cash from operations during the year ended June 30, 2007 compared to $4,506 from operations during the comparable period of the prior year. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation and decreased net patient receivables offset by decreased accounts payable and accrued expenses, increased prepaid and other current assets, cash used in discontinued operations and income taxes paid.

We generated $4,506 of cash from operations during the year ended June 30, 2006 compared to $2,225 from operations during the comparable period of the prior year. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation and increased accounts payable and accrued expenses, offset by increased net patient receivables, prepaid and other current assets and income taxes paid.

SunLink expended $9,037, $8,012, and $4,029 for capital expenditures at our hospitals (included in continuing operations) during the years ended June 30, 2007, 2006 and 2005, respectively. These capital expenditures were primarily for new and replacement equipment and the Dahlonega projects. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

As of June 30, 2007, SunLink had approximately $1,382 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has also begun a major renovation project at our Dahlonega, Georgia, facility which has an estimated cost of approximately $7,350, of which approximately $4,305 of cost has been paid or accrued to date and of which approximately $3,045 additional costs will be paid or accrued by the end of the current fiscal year. Except for the Dahlonega, Georgia major renovation, there are no other material future commitments for capital expenditures. In August 2007, the Company received final approval of a Certificate of Need application with the state of Georgia to build a replacement hospital in Ellijay, Georgia.

To date, SunLink has made no commitments related to the replacement hospital, however it has an option to purchase the land needed for the project which it expects to exercise in October 2007 at a cost of approximately $3,400.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.23% at 6/30/07), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.23% at 6/30/07) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at June 30, 2007 of approximately $28,222. Debt outstanding under the facility as of the fiscal year end June 30, 2007 was the SunLink Term Loan A of $8,222 and $4,700 of the revolving line of credit. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company began using the revolving line of credit during July 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $28,222 at June 30, 2007, of which $8,222 was outstanding under a term loan and $4,700 was outstanding on a revolver loan. The current remaining availability of approximately $15,300 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at June 30, 2007 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2007.

Payments Due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$875	$2,272	$348	$748
2 years	757	1,815	0	681
3 years	6,904	1,503	0	156
4 years	0	776	0	0
5 years	0	418	0	0
More than 5 years	0	1,661	0	0

	$8,536	$8,445	$348	$1,585

At June 30, 2007, SunLink had contracts with five physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 2—“Summary of Significant Accounting Policies—Recent Accounting Standards” of the Consolidated Financial Statements in Item 7 of this Report for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. SunLink expensed $1,098, $1,699, and $2,259 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, for these guarantees.

At June 30, 2007, we had outstanding long-term debt of $8,536 of which $8,222 was incurred in connection with the SunLink Credit Facility and $314 was related to capital leases. At June 30, 2006, we had outstanding long-term debt of $9,393 of which $8,889 was incurred in connection with the SunLink Credit Facility and $504 was related to capital leases.

On July 13, 2006 Piedmont Healthcare, Inc. (“Piedmont”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc.(n/k/a PMH), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.), and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002; June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

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

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend against liability asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the Complaint cannot be determined, in management’s opinion the Complaint will not have a material adverse effect on SunLink’s financial condition or results of operations.

Discontinued Operations

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”) at a time when it owned Beldray Limited, a U.K. manufacturing business. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK made certain inquiries of SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that certain transactions in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain deductions to debt owed to SunLink by KRUG UK were improper because KRUG UK was then effectively insolvent and the approval of such transactions by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, or reverse such transactions to the liquidator of KRUG UK. A hearing on this application is set for October 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transactions, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2007 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We incurred incremental costs related to compliance with Sarbanes-Oxley during the years ended June 30, 2007 and 2006. We anticipate that these costs will increase and become significant in future periods. Specifically, the cost of compliance with the Sarbanes-Oxley requirements is expected to result in increased operating expenses during the fiscal year ending June 30, 2008 and subsequent fiscal years.

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on as of June 30, 2008, and our independent auditors to attest to as of June 30, 2009, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a consequence, we anticipate incurring expenses in the range of $400—$600 in the fiscal year ending June 30, 2008, as well as diverting substantial time of the Company’s management and Board of Directors, to this task. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

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

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting agreement, which is typically two to three years. The expense recorded for physician guarantees accounted for under FSP FIN 45-3 during the fiscal years ended June 30, 2007 and 2006 was $629 and $41 less than would have been expensed using the Company’s previous accounting policy.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 at the end of the fiscal year ended June 30, 2007 with no effect on the consolidated statement of earnings. The pension asset recognized in the consolidated balance sheet at June 30, 2007 was reduced by $380, the amount of the unrecognized actuarial loss for that date as determined under FASB Statement No. 87. An offsetting $380 pre-tax amount was recorded in shareholders’ equity in accumulated other comprehensive loss.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of SAB 108—“Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”). SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for annual financial statements with fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations or our consolidated financial position.

Related Party Transactions

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $624, $564, and $655 to these law firms in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Another director received $3 in the fiscal year ended June 30, 2005 as a fee for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the SunLink Credit Facility completed in October 2004. Borrowings of $12,922 at June 30, 2007 were outstanding under the SunLink Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $129 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures—Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e)and 15d-15(e) as of June 30, 2007 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls—There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58) (A) of the Securities Exchange Act of 1934. The members of our Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121(A) of the American Stock Exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and American Stock Exchange Rules.

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 12, 2007, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 12, 2007, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 12, 2007, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 12, 2007, and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 12, 2007, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2007 and 2006.

Consolidated Statements of Earnings—For the Years Ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2007, 2006 and 2005.

(a) (2)  Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 66 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 67 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or not required under Regulation S-X and, therefore, has been omitted.

(b) Reports on Form 8-K

Date of Report	Subject of Report
May 14, 2007	Press release announcing financial results for the third quarter of fiscal 2007.

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

10.19	*

Letter agreement, dated March 9, 2005, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated March 11, 2005).

10.20	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 8, 2005).

10.21	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 23, 2005).

10.22	*

Letter Agreement, dated March 13, 2006, between J. T. Morris, SunLink Health Systems, Inc. and SunLink Healthcare, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated March 14, 2005).

10.23		2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form S-8 dated September 20, 2006).

10.24	*

Separation Agreement, dated December 21, 2006, between J. T. Morris and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 28, 2006).

10.25

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K dated July 16, 2007).

10.26

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC.

10.27	*	Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr.

21.1		List of Subsidiaries.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2007.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 24, 2007

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 24, 2007

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 24, 2007

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 24, 2007

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 24, 2007

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 24, 2007

/s/ MICHAEL HALL Michael Hall	Director	September 24, 2007

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 24, 2007

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007 and have issued our report thereon dated September 21, 2007; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the three years in the period ended June 30, 2007. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 21, 2007

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

amounts in thousands

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2007	$8,931	$19,580	$0	$18,314	$10,197
Year Ended June 30, 2006	$7,348	$14,987	$0	$13,404	$8,931
Year Ended June 30, 2005	$8,140	$11,060	$0	$11,852	$7,348

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2007	$2,958	$(185)	$0	$125	$2,898
Year Ended June 30, 2006	$3,094	$(153)	$0	$(17)	$2,958
Year Ended June 30, 2005	$5,259	$69	$0	$2,234	$3,094

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

10.23	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form S-8 dated September 20, 2006).

10.24*

Separation Agreement, dated December 21, 2006, between J. T. Morris and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K dated December 28, 2006).

10.25

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K dated July 16, 2007).

10.26

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC.

10.27*	Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr.

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 21, 2007

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND 2006

(All amounts in thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$814	$1,084
Receivables—net	14,537	16,494
Medical supplies	2,826	2,577
Deferred income tax asset	4,672	5,391
Prepaid expenses and other	2,930	2,363

Total current assets	25,779	27,909

PROPERTY, PLANT, AND EQUIPMENT—At cost
Land	2,256	2,256
Buildings and improvements	28,813	27,959
Equipment and fixtures	31,108	21,585

	62,177	51,800
Less accumulated depreciation	14,854	10,645

Property, plant, and equipment—net	47,323	41,155

NONCURRENT ASSETS:
Goodwill	2,944	2,944
Pension asset	216	505
Other noncurrent assets	1,581	1,790

Total noncurrent assets	4,741	5,239

TOTAL ASSETS	$77,843	$74,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,512	$7,689
Revolving advances	4,700	—
Third-party payor settlements	3,668	3,666
Current maturities of long-term debt	875	928
Accrued payroll and related taxes	4,748	5,231
Income taxes	82	211
Current liabilities of Mountainside Medical Center	599	1,528
Accrued employee medical claims	596	51
Other accrued expenses	2,875	2,991

Total current liabilities	26,655	22,295

LONG-TERM LIABILITIES:
Long-term debt	7,661	8,465
Noncurrent deferred income tax liabilities	2,927	4,025
Noncurrent liability for professional liability risks	2,415	3,281
Other noncurrent liabilities	2,161	1,885

Total long-term liabilities	15,164	17,656
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,510, shares at June 30, 2007 and 7,315 shares at June 30, 2006	3,755	3,658

Additional paid-in capital	8,904	8,393
Retained earnings	23,941	22,545
Accumulated other comprehensive loss	(576)	(244)

Total shareholders’ equity	36,024	34,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,843	$74,303

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2007	June 30, 2006	June 30, 2005

Net revenues	$143,645	$135,576	$128,732
Cost of Patient Service Revenues:
Salaries, wages and benefits	70,475	67,037	62,080
Provision for bad debts	19,580	14,987	11,979
Supplies	15,479	14,275	14,220
Purchased services	9,081	8,687	7,703
Other operating expenses	17,424	17,111	20,241
Rents and leases expense	2,792	2,452	2,829
Depreciation and amortization	4,400	3,400	2,590

	139,231	127,949	121,642

Operating profit	4,414	7,627	7,090
Other income (expense):
Interest expense	(1,462)	(1,146)	(1,110)
Interest income	69	75	42
Loss on early repayment of debt			(384)

Earnings from continuing operations before income taxes	3,021	6,556	5,638
Income tax expense	1,444	2,375	1,255

Earnings from continuing operations	1,577	4,181	4,383
Earnings (loss ) from discontinued operations, net of income taxes	(181)	(272)	157

Net earnings	$1,396	$3,909	$4,540

Earnings per share:
Continuing operations:
Basic	$0.21	$0.58	$0.61

Diluted	$0.20	$0.53	$0.57

Discontinued operations:
Basic	$(0.02)	$(0.04)	$0.02

Diluted	$(0.02)	$(0.03)	$0.02

Net earnings:
Basic	$0.19	$0.54	$0.63

Diluted	$0.18	$0.50	$0.59

Weighted-average common shares outstanding:
Basic	7,397	7,258	7,166

Diluted	7,810	7,858	7,711

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Common Share Warrants	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2004	7,072	3,536	7,400	14,145	230	(407)	24,904
Net earnings				4,540			4,540
Foreign currency translation adjustment						25	25
Minimum pension liability adjustment, net of tax of $73						(141)	(141)

Total comprehensive income							4,424
Common share warrants repurchased				(49)	(60)		(109)
Common shares issued	126	63	189		(170)		82

JUNE 30, 2005	7,198	3,599	7,589	18,636	0	(523)	29,301
Net earnings				3,909			3,909
Foreign currency translation adjustment						(59)	(59)
Minimum pension liability adjustment, net of tax of $174						338	338

Total comprehensive income							4,188
Share-based compensation			577				577
Common shares issued including tax benefits	117	59	227				286

JUNE 30, 2006	7,315	3,658	8,393	22,545	0	(244)	34,352

Net earnings				1,396			1,396
Foreign currency translation adjustment						(95)	(95)
Minimum pension liability adjustment, net of tax of $143						(237)	(237)

Total comprehensive income							1,064
Share-based compensation			353				353
Common shares issued, including tax benefits	195	97	158				255

JUNE 30, 2007	7,510	$3,755	$8,904	$23,941	$0	$(576)	$36,024

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(All amounts in thousands)

	Years Ended
	June 30, 2007	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,396	$3,909	$4,540
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,400	3,400	2,590
Stock-based compensation	362	633
Repurchase of share warrant			(109)
Deferred income taxes	(379)	(155)	(189)
Non cash loss on early repayment of debt			263
Change in assets and liabilities:
Receivables	1,958	(1,946)	(2,181)
Medical supplies	(249)	(227)	(110)
Prepaid expenses and other assets	(498)	(1,136)	(1,023)
Accounts payable and accrued expenses	(1,267)	350	1,643
Income taxes	(178)	(885)	(3,092)
Third-party payor settlements	148	(68)	(663)
Net cash provided by (used in) discontinued operations	(944)	631	556

Net cash provided by operating activities	4,749	4,506	2,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment	(9,037)	(8,012)	(4,029)

Net cash used in investing activities	(9,037)	(8,012)	(4,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	246	231	82
Additions to long-term debt- continuing operations			10,000
Payment of long-term debt—continuing operations	(928)	(922)	(7,486)
Revolving advances, net	4,700		(2,591)

Net cash provided by (used in) financing activities	4,018	(691)	5
EFFECT OF EXCHANGE RATE CHANGES ON CASH			1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(270)	(4,197)	(1,798)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,084	5,281	7,079

End of year	$814	$1,084	$5,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,725	$3,273	$4,752

Interest, net of amounts capitalized	$1,423	$1,136	$1,040

Noncash investing and financing activities—
Assets acquired under capital lease obligations	$72	$272	$0

Property, plant and equipment acquired but not yet paid	$1,382	$0	$0

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2002, SunLink acquired two additional hospitals pursuant to its acquisition of HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. The healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other business segments. SunLink’s hospitals are acute care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the fiscal year ended June 30, 2007, SunLink concentrated its efforts on the operation and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored selected hospitals which SunLink has determined might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

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

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2007, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $5,062, $2,992, and $2,600 of charity care in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. Medicare net revenues were approximately 46% of net revenues for the years ended June 30, 2007, 2006, and 2005. Medicaid was approximately 15%, 16%, and 17% of net revenues for the years ended June 30, 2007, 2006, and 2005, respectively. Medicare receivables were approximately 33% of receivable—net at June 30, 2007 while Medicaid receivables were approximately 17% of receivable-net at the same date.

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

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $4,279, $3,373, and $2,533 for the years ended June 30, 2007, 2006 and 2005, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill—SunLink accounts for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets, such as certificates of need, are amortized on a straight-line

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis over their estimated useful lives, generally for periods ranging from 23 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense related to intangible assets is estimated to be $170 in 2008, $163 in 2009, $83 in 2010, and $27 in 2011 and 2012. Intangible assets, net of accumulated amortization of $75 and $195, included in other noncurrent assets were $863 and $555 at June 30, 2007 and 2006, respectively.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Prior to July 1, 2005, the Company accounted for its share-based employee compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company did not record any share-based employee compensation expense for options granted under its option plans prior to July 1, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the Company’s common shares on the date of grant. Effective July 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment”, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on July 1, 2005, includes: (i) compensation expense for all share options granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for share options granted on or after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods are not required nor have they been restated for the adoption of SFAS No. 123(R). Share-based compensation expense of $353 and $577 for the fiscal years ended June 30, 2007 and 2006, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company in accordance with SFAS No. 123(R). The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended
June 30, 2005
Net Earnings	$4,540
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	313

Pro forma net earnings	$4,227

Net earnings per share
Basic—as reported	$0.63
Basic—pro forma	0.59
Diluted—as reported	0.59
Diluted—pro forma	$0.55

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period—3 years.

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

Recent Accounting Standards—In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). The guidance in this staff position amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. SunLink’s accounting policy for physician guarantees issued prior to January 1, 2006 was to expense guarantees as they were paid. However, under FSP FIN 45-3, the Company expenses the advances paid to physicians over the period of the physician recruiting

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, which is typically two to three years. The expense recorded for physician guarantees accounted for under FSP FIN 45-3 during the fiscal years ended June 30, 2007 and 2006 was $629 and $41 less than would have been expensed using the Company’s previous accounting policy.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated results of operations or our consolidated financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 at the end of the fiscal year ended June 30, 2007 with no effect on the consolidated statement of earnings. The pension asset recognized in the consolidated balance sheet at June 30, 2007 was reduced by $380, the amount of the unrecognized actuarial loss for that date as determined under FASB Statement No. 87. An offsetting $380 pre-tax amount was recorded in shareholders’ equity in accumulated other comprehensive loss.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of SAB 108—“Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”). SAB 108 addresses how a company should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for annual financial statements with fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations or our consolidated financial position.

Reclassifications—Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Mountainside Medical Center—On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses for the fiscal year ended June 30, 2007 resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the Litigation section in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the claims. The legal expenses were offset for the fiscal year ended June 30, 2007 by $189 of favorable settlements of prior year Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2007, 2006 and 2005.

Housewares Segment—Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that certain transactions in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain deductions to debt owed to SunLink by KRUG UK were improper because KRUG UK was then effectively insolvent and the approval of such transactions by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, or reverse such transactions to the liquidator of KRUG UK. A hearing on this application is set for October 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transactions, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the Litigation section in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2007, included a reserve for a portion of the Beldray Guarantee, which would include the Application made by the liquidator of KRUG UK in August 2007. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves—Over the past 18 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2007	2006	2005
Beginning balance	$1,301	$1,298	$1,479
Usage	(17)	(32)	(155)
Exchange differences	112	35	(26)

	$1,396	$1,301	$1,298

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2007	2006	2005
Earnings (loss) from discontinued operations:
Mountainside Medical
Earnings (loss) from operations	$(171)	$(564)	$346
Income tax expense (benefit)	(68)	(174)	70

Earnings (loss) from Mountainside Medical Center after income taxes	(103)	(390)	276

Life sciences and engineering segment:
Loss from operations before income taxes	(129)	(56)	(46)
Income tax expense (benefit)	(51)	(174)	73

Earnings (loss) from life sciences and engineering segment after income taxes	(78)	118	(119)

Earnings (loss) from discontinued operations	$(181)	$(272)	$157

4.	NET REVENUES AND RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for receivables is as follows:

	June 30,
	2007	2006
Patient accounts receivable (net of contractual allowances)	$24,734	$25,425
Less allowance for doubtful accounts	(10,197)	(8,931)

Patient accounts receivable (net of allowances)	$14,537	$16,494

Net revenues included $266, $312, and $707 for the years ended June 30, 2007, 2006 and 2005, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

5.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2007	2006
SunLink Term Loan	$8,222	$8,889
Capital lease obligations	314	504

Total	8,536	9,393
Less current maturities	(875)	(928)

	$7,661	$8,465

SunLink Credit Facility—On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.23% at 6/30/07), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.23% at 6/30/07) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at June 30, 2007 of approximately $28,222. Debt outstanding under the facility as of the fiscal year end June 30, 2007 was the SunLink Term Loan A of $8,222 and $4,700 of the revolving line of credit. SunLink may use the remaining funds from the initial draw and the funds available from the revolving line of credit for hospital capital projects and equipment purchases and for working capital needs. The Company began using the revolving line of credit during July 2006. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain claims or obligations with respect to discontinued operations, to fund acquisitions or to reacquire the Company’s securities. Costs and fees related to execution of the credit facility were $916. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual required payments of debt for the next five years and thereafter are as follows:

2008	875
2009	757
2010	6,904
2011	—
2012	—
2013 and thereafter	—

Total	$8,536

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2007.

2008	748
2009	681
2010	156
2011	—
2012	—
2013 and thereafter	—

Total	$1,585

6.	LOSS ON EARLY REPAYMENT OF DEBT

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

7.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this plan. Options outstanding under this Plan were 241,906 and 237,200 at June 30, 2007 and 2006, respectively.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006 and 82,500 options were outstanding at June 30, 2007. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 at both June 30, 2006 and 2005, respectively.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees for the purchase of up to 810,000 common shares through February 2006. Options for 413,625 shares were outstanding at June 30, 2007. Options totaling 213,234 shares under this plan have been exercised. Options outstanding under this Plan were 634,150 and 744,400 at June 30, 2006 and 2005, respectively.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted are determined by the Board of Directors but may not exceed 10 years. Options for 246,000 shares have been exercised and options for 4,000 shares were outstanding at June 30, 2007. Options outstanding under this Plan were 4,000 and 10,000 at June 30, 2006 and 2005, respectively.

The activity of Company’s shares options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2004	800,100	$1.87	$1.25—$5.50
Granted	104,250	6.49	5.48—8.95
Exercised	(50,550)	1.61	1.25—4.00
Forfeited	(16,900)	2.96	2.50—5.48

Options outstanding June 30, 2005	836,900	2.44	1.50—8.95
Granted	254,500	9.64	8.15—10.24
Exercised	(117,625)	1.97	1.50—5.50
Forfeited	(15,925)	8.45	3.00—9.63

Options outstanding June 30, 2006	957,850	4.31	1.50—8.95
Granted	55,000	6.79	6.55—7.15
Exercised	(213,234)	1.75	1.50—6.57
Forfeited	(57,585)	8.93	2.80—9.63

Options outstanding June 30, 2007	742,031	$4.82	$1.50—$10.24

Options exercisable, June 30, 2005	664,446	$1.75	$1.50—$5.50

Options exercisable, June 30, 2006	623,618	$2.05	$1.50—$6.57

Options exercisable, June 30, 2007	569,227	$3.67	$1.50—$10.24

The weighted-average fair value of each option granted during the years ended June 30, 2007, 2006, and 2005 was $2.14, $4.01, and $3.00, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2007, 2006 and 2005, respectively: estimated volatility of 28%, 46%, and 50%; risk-free interest rate of 4.7%, 4.5%, and 6.2%; dividend yield of 0% for all years; and an expected life of 4.5 years, 4.0 years, and 4.0 years. The historical volatility is used to calculate the estimated volatility. The expected lives of the stock option grants were determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2007 and 2006, the Company recognized $353 and $577, respectively, of compensation expense for share options issued. Prior to the July 1, 2005 adoption of SFAS No. 123 (R), no compensation expense was recognized for the share option plans under the intrinsic value method of accounting for share option costs since the exercise price of the options was not less than the fair value of SunLink’s common shares at the grant date. As of June 30, 2007, there was $230 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plans. That cost is expected to be recognized over a weighted average period of 1.28 years. See Note 2—“Summary of Significant Accounting Policies Recent Accounting Standards” for further discussion of SFAS No. 123 (R).

Information with respect to stock options outstanding and exercisable at June 30, 2007 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.50	277,500	1.95	277,500
$ 2.50	25,000	3.49	25,000
$ 2.65	12,000	3.69	9,000
$ 2.80	2,000	4.86	1,125
$ 2.90	37,500	6.45	37,500
$ 2.91	25,500	2.38	25,500
$ 3.00	16,625	2.66	16,625
$ 3.82	750	5.69	—
$ 4.00	5,000	3.60	5,000
$ 5.48	5,750	2.98	2,876
$ 6.39	6,000	2.72	4,000
$ 6.55	33,000	8.24	33,000
$ 6.57	80,000	2.64	53,336
$ 7.15	18,000	4.65	—
$ 8.15	500	3.20	125
$ 9.63	190,906	4.23	77,140
$ 9.95	4,000	3.36	1,000
$10.24	2,000	3.46	500

	742,031	3.34	569,227

The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 were $976, $933, and $654, respectively. As of June 30, 2007, the aggregate intrinsic value of options outstanding and shares exercisable were $1,773 and $1,754, respectively.

Warrants—SunLink issued 999,487 warrants to shareholders of record on December 23, 1995. For each five common shares held, SunLink distributed one warrant for the purchase of one common share. The warrants entitled the holders to purchase common shares for $8.625 per share through their extended expiration date of January 31, 2007. SunLink had the ability to reduce the purchase price at any time. On November 19, 2003, the Company reduced the warrant exercise price to $2.50 per share from November 20, 2003 to April 20, 2004. The reduced warrant exercise price of $2.50 was approximately 90% of the average closing price of common shares for the ten trading days prior to November 19, 2003. Common shares totaling 753,031 were purchased by warrant exercises through January 31, 2007 when the remaining outstanding warrants expired.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2004	$(210)	$(197)	$(407)
Current period change	25	(141)	(116)

June 30, 2005	(185)	(338)	(523)
Current period change	(59)	338	279

June 30, 2006	(244)	—	(244)
Current period change	(95)	(237)	(332)

June 30, 2007	$(339)	$(237)	$(576)

8.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2007	2006	2005
Domestic:
Current	$1,629	$2,522	$1,186
Deferred	(185)	(147)	69

Total income tax expense	$1,444	$2,375	$1,255

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2007	2006
Domestic:
Net operating loss carryforward	$2,690	$2,770
Provision for loss on discontinued operations	61	61
Depreciation expense	(4,164)	(4,025)
Allowances for receivables	2,208	1,934
Accrued expenses	2,504	2,345
Pension liabilities	(81)	(46)
Other	137	(3)

	3,355	3,036
Less valuation allowance	(1,610)	(1,670)

Total domestic deferred tax assets	1,745	1,366

Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	0	0

Net deferred tax assets	$1,745	$1,366

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2007	2006	2005
Income taxes at Federal statutory rate	$1,027	$2,229	$1,917
Changes in valuation allowance—continuing operations	(54)	(136)	(914)
U.S. state income taxes	172	255	129
Share option expense	120	196	—
Other	179	(169)	123

Total income tax expense (benefit)—continuing operations	$1,444	$2,375	$1,255

The Company provided a $1,610 deferred tax valuation allowance for domestic assets as of June 30, 2007 so that the net domestic deferred tax assets were $1,745 as June 30, 2007. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,610 representing that portion of the net domestic tax asset which may not be utilized. The Company had a deferred tax valuation allowance for the domestic tax asset at June 30, 2006 of $1,670 so that the net domestic assets at June 30, 2006 were $1,366. The domestic net operating loss carryforwards expire in 2021.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2007 and 2006, respectively, so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more likely than not that none of its foreign deferred tax asset will be realized thorough future taxable earning or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

9.	EMPLOYEE BENEFITS

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

Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net domestic pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2007 and 2005, SunLink recognized curtailment losses of $76 and $27, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2007, the plan’s assets are invested 81% in cash and short term investments, 12% in equity investments and 7% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 4 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $62, $59, $56, $65 and $62 in pension benefits in the years ended June 30, 2007 though 2011, respectively. The plan expects to pay $357 in pension benefits for the years June 30, 2012 through 2016, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make no contributions to the plan in the year ending June 30, 2008.

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2007	2006	2005
Service cost	$0	$0	$0
Interest cost	80	74	69
Expected return on assets	(54)	(49)	(66)
Amortization of prior service cost	27	31	15

Net pension expense	$53	$56	$18

Weighted-average assumptions:
Discount rate	6.50%	5.75%	6.00%
Expected return on plan assets	4.00%	4.00%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	June 30,
	2007	2006
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,249	$1,320
Service cost	$—	$—
Interest cost	80	74
Actuarial (gain) loss	5	(48)
Benefits paid	(258)	(97)
Adjustment in cost of settlement	32	—

Benefit obligation at end of year	$1,108	$1,249

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,298	$1,169
Actual return on plan assets	64	26
Company contributions	220	200
Benefits paid	(258)	(97)

Fair value of plan assets at end of year	$1,324	$1,298

Funded status of the plans	216	49
Unrecognized actuarial loss	380	456

Prepaid benefit cost	$596	$505

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$216	$505
Accumulated other comprehensive income*	380	—

Net amount recognized	$596	$505

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. HealthMont had an existing 401(k) plan at the acquisition date which covered substantially all of the employees of the HealthMont hospitals. The HealthMont plan was merged into the SunLink plan in January 2005. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No matching of HealthMont employees’ contribution was made prior to the merger of the HealthMont plan into the SunLink plan. Plan expense was $106, $462, and $427 for the years ended June 30, 2007, 2006 and 2005, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $2,792, $2,452, and $2,829 for the years ended June 30, 2007, 2006 and 2005, respectively. Minimum lease commitments as of June 30, 2007 are as follows:

Fiscal year ending June 30:
2008	$2,272
2009	1,815
2010	1,503
2011	776
2012	418
Thereafter	1,661

Total minimum lease payments	$8,445

Physician Guarantees—At June 30, 2007 SunLink had contracts with five physicians which contain guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 will be accounted for under the provisions of FSP FIN 45-3. See Note 2—“Summary of Significant Accounting Policies—Recent Accounting Standards” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or he/she would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2007 is a liability of $137 for physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $1,098, $1,699, and $2,259 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Noncancelable commitments under these contracts as of June 30, 2007 are as follows:

Fiscal year ending June 30:
2008	$348
2009	—
2010	—
2011	—
2012	—

Total	$348

Capital Commitments—As of June 30, 2007, SunLink had approximately $1,382 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has also begun a major renovation project at our Dahlonega, Georgia, facility which has an estimated cost of approximately $7,350, of which approximately

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4,305 of cost has been paid or accrued to date and of which approximately $3,045 additional costs will be paid or accrued by the end of the current fiscal year. Except for the Dahlonega, Georgia major renovation, there are no other material future commitments for capital expenditures. In August 2007, the Company received final approval of a Certificate of Need application with the state of Georgia to build a replacement hospital in Ellijay, Georgia. To date SunLink has made no commitments related to the replacement hospital, however it has an option to purchase the land needed for the project which it expects to exercise in October 2007 at a cost of approximately $3,400.

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

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that certain transactions in

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain deductions to debt owed to SunLink by KRUG UK were improper because KRUG UK was then effectively insolvent and the approval of such transactions by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, or reverse such transactions to the liquidator of KRUG UK. A hearing on this application is set for October 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transactions, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

While the ultimate outcome and materiality of the Application cannot be determined, in management’s opinion the Application will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

11.	RELATED PARTIES

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $624, $564, and $655 to these law firms in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Another director received $3 in the fiscal year ended June 30, 2005 as a fee for being a letter of credit obligor for up to $200 of SunLink’s revolving credit loans assumed in the HealthMont acquisition. The letter of credit obligation expired in September 2004.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2007		2006		2005
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings from continuing operations	$1,577		$4,181		$4,383

Basic:
Weighted-average shares outstanding	7,397	$0.21	7,258	$0.58	7,166	$0.61

Diluted:
Weighted-average shares outstanding	7,810	$0.20	7,858	$0.53	7,711	$0.57

Earnings (loss) from discontinued operations	$(181)		$(272)		$157

Basic:
Weighted-average shares outstanding	7,397	$(0.02)	7,258	$(0.04)	7,166	$0.02

Diluted:
Weighted-average shares outstanding	7,810	$(0.02)	7,858	$(0.03)	7,711	$0.02

Net Earnings	$1,396		$3,909		$4,540

Basic:
Weighted-average shares outstanding	7,397	$0.19	7,258	$0.54	7,166	$0.63

Diluted:
Weighted-average shares outstanding	7,810	$0.18	7,858	$0.50	7,711	$0.59

Weighted -average number of shares outstanding—basic	7,397		7,258		7,166

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	413		600		545

Weighted-average number of shares outstanding—diluted	7,810		7,858		7,711

Share options of 197 for the year ended June 30, 2007 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 25 for the year ended June 30, 2006 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share warrants of 246 for the years ended June 30, 2005 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Share Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2007 and 2006, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	YEAR ENDED JUNE 30, 2007	$37,596	$37,490	$34,076	$34,483
	YEAR ENDED JUNE 30, 2006	$34,805	$34,630	$32,242	$33,899
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	YEAR ENDED JUNE 30, 2007	960	612	(463)	468
	YEAR ENDED JUNE 30, 2006	1,171	1,009	917	1,084

NET EARNINGS	YEAR ENDED JUNE 30, 2007	881	459	(494)	550
	YEAR ENDED JUNE 30, 2006	1,272	632	902	1,103
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	YEAR ENDED JUNE 30, 2007	0.13	0.08	(0.06)	0.06
	YEAR ENDED JUNE 30, 2006	0.16	0.14	0.13	0.15

Diluted	YEAR ENDED JUNE 30, 2007	0.12	0.08	(0.06)	0.06
	YEAR ENDED JUNE 30, 2006	0.15	0.13	0.12	0.14
Net earnings (loss):
Basic	YEAR ENDED JUNE 30, 2007	0.12	0.06	(0.07)	0.08
	YEAR ENDED JUNE 30, 2006	0.17	0.09	0.12	0.15

Diluted	YEAR ENDED JUNE 30, 2007	0.11	0.06	(0.07)	0.07
	YEAR ENDED JUNE 30, 2006	0.16	0.08	0.11	0.14
WEIGHTED-AVERAGE COMMON SHARESOUTSTANDING:
Basic	YEAR ENDED JUNE 30, 2007	7,509	7,403	7,346	7,328
	YEAR ENDED JUNE 30, 2006	7,315	7,269	7,242	7,205

Diluted	YEAR ENDED JUNE 30, 2007	7,804	7,790	7,346	7,830
	YEAR ENDED JUNE 30, 2006	7,891	7,890	7,860	7,791