Form 10-Q
period 2007-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2007-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of Common Shares, without par value, outstanding as of November 14, 2007 was 7,514,784.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$838	$814
Receivables—net	16,021	14,537
Medical supplies	2,800	2,826
Deferred income tax asset	5,330	4,672
Prepaid expenses and other	3,033	2,930

Total Current Assets	28,022	25,779

Property, Plant and Equipment, at cost	64,640	62,177
Less accumulated depreciation and amortization	16,035	14,854

Property, Plant and Equipment—net	48,605	47,323

Goodwill	2,944	2,944
Other assets	1,595	1,797

Total Assets	$81,166	$77,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,435	$8,512
Revolving advances	6,571	4,700
Third-party payor settlements	3,860	3,668
Current maturities of long-term debt	846	875
Accrued payroll and related taxes	5,434	4,748
Income taxes	735	82
Current liabilities of Mountainside Medical Center	601	599
Other accrued expenses	3,350	3,471

Total Current Liabilities	29,832	26,655

Long-Term Liabilities:
Long-term debt	7,465	7,661
Noncurrent liability for professional liability risks	2,351	2,415
Noncurrent deferred income tax liabilities	2,867	2,927
Other noncurrent liabilities	2,152	2,161

Total Long-term Liabilities	14,835	15,164

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,515 shares at September 30, 2007 and 7,510 shares at June 30, 2007	3,757	3,755
Additional paid-in capital	9,018	8,904
Retained earnings	24,328	23,941
Accumulated other comprehensive loss	(604)	(576)

Total Shareholders’ Equity	36,499	36,024

Total Liabilities and Shareholders’ Equity	$81,166	$77,843

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Net Revenues	$38,236	$34,483

Cost of Patient Service Revenues:
Salaries, wages and benefits	17,825	17,711
Provision for bad debts	6,629	4,693
Supplies	3,780	3,749
Purchased services	2,551	2,164
Other operating expenses	4,431	3,353
Rent and lease expense	730	725
Depreciation and amortization	1,224	1,026

Cost of patient service revenues	37,170	33,421

Operating Profit	1,066	1,062

Other Income (Expense):
Interest expense	(410)	(317)
Interest income	5	8

Earnings from Continuing Operations before Income Taxes	661	753

Income Tax Expense	218	285

Earnings from Continuing Operations	443	468

Earnings (Loss) from Discontinued Operations	(50)	82

Net Earnings	$393	$550

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Discontinued Operations:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Net Earnings :
Basic	$0.05	$0.08

Diluted	$0.05	0.07

Weighted-Average Common Shares Outstanding:
Basic	7,513	7,328

Diluted	7,789	7,830

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Net Cash Provided By (Used In) Operating Activities	$1,346	$(1,178)

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(2,981)	(1,546)

Net Cash Used in Investing Activities	(2,981)	(1,546)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	13	55
Revolving advances, net	1,871	2,646
Payments on long-term debt	(225)	(235)

Net Cash Provided by Financing Activities	1,659	2,466

Net Increase (Decrease) in Cash and Cash Equivalents	24	(258)

Cash and Cash Equivalents at Beginning of Period	814	1,084

Cash and Cash Equivalents at End of Period	$838	$826

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$407	$308

Income taxes	$151	$523

Non-cash investing and financing activities:

Property, plant and equipment acquired but not paid	$875	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2007

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2007 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 25, 2007. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected hospital acquisitions. During the three months ended September 30, 2007, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain hospitals which were for sale and monitored other selected hospitals which SunLink believes might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to hospitals which are or may become available for acquisition.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, Inc. which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. SunLink said it would have no comment on the conditional proposal at this time but that its Board of Directors would consider and respond to the conditional proposal in a reasonable period of time.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2007	2006
Earnings from discontinued operations:

Housewares Segment:
Loss from operations	$(28)	$—
Income tax expense (benefit)	(11)	—

Loss from Housewares Segment after taxes	(17)	—

Mountainside Medical Center:
Earnings (Loss) from operations	(40)	147
Income tax expense (benefit)	(15)	56

Earnings (Loss) from Mountainside
Medical Center after taxes	(25)	91

Life sciences and engineering segment:
Loss from operations	(13)	(14)
Income tax expense (benefit)	(5)	(5)

Loss from life sciences and engineering segment after taxes	(8)	(9)

Earnings (loss) from discontinued operations	$(50)	$82

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the quarter ended September 30, 2007 resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants.

Included in discontinued operations for the three months ended September 30, 2007 and 2006, respectively, were the following:

	Three Months Ended September 30,
	2007	2006
Service cost	$—	$—
Interest cost	18	19
Expected return on assets	(13)	(12)
Amortization of prior service cost	8	7

Net pension expense	$13	$14

SunLink did not contribute to the plan in the three months ended September 30, 2007. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2008.

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

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, be required to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. A mediation session has been scheduled between the liquidator, the company, and the former directors of KRUG UK for December 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. Sunlink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. Sunlink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2007, included a reserve for a portion of the Beldray Guarantee, which would include the Application made by the liquidator of KRUG UK in August 2007. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray

Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $28 in the quarter ended September 30, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Industrial Segment – In fiscal year 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves – Over the past 18 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as share options. The effect of adoption of this standard by the Company for the three months ended September 30, 2007 and 2006 was an increase of $103 and $139, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

Note 5. – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 at the beginning of the fiscal year ending June 30, 2008. There is no effect on the consolidated statement of earnings from the adoption of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 at the beginning of the fiscal year ending June 30, 2008. There is no effect on the consolidated statement of earnings from the adoption of this statement.

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

The Company adopted the provisions of “FIN 48” on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at September 30, 2007	$61

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the current period to $61. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $1 during the current period to $7.

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

Note 6. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2007	June 30, 2007
Patient accounts receivable (net of contractual allowances)	$27,609	$24,734
Less allowance for doubtful accounts	(11,588)	(10,197)

Receivables—net	$16,021	$14,537

Net revenues included a decrease of $75 and an increase of $45 for the three months ended September 30, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2007	June 30, 2007
Term Loan A	$8,056	$8,222
Capital lease obligations	255	314

	8,311	8,536
Less current maturities	(846)	(875)

	$7,465	$7,661

SunLink Credit Facility – On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.63% at September 30, 2007), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.63% at September 30, 2007), and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2007 of approximately $28,056. Debt outstanding under the facility as of September 30, 2007 was $8,056 under the Term Loan A of and $6,571 under the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowings under the $5,000 Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $218 ($195 federal tax expense and $23 state tax expense) and $285 ($270 federal tax expense and $15 state tax expense) was recorded for the three months ended September 30, 2007 and 2006, respectively. The $195 federal tax expense for the three months ended September 30, 2007 included $78 deferred income tax benefit. The $270 federal tax expense for the three months ended September 30, 2006 included $214 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,100 at September 30, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2007, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,402. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 3. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

Three Months Ended

	September 30, 2007	September 30, 2006
Net earnings	$393	$550
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	(28)	(3)

Comprehensive earnings	$365	$547

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

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

As discussed in Note 3. – “Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. A mediation session has been scheduled between the liquidator, the Company, and the former directors of KRUG UK for December 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. Sunlink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. Sunlink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $28 in the quarter ended September 30, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at September 30, 2007 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Other

As of September 30, 2007, SunLink had approximately $875 in accounts payable for capital expenditures accepted prior to the quarter end. The Company has begun a major renovation project at our Dahlonega, Georgia, facility which has an estimated cost of approximately $7,900, of which approximately $5,850 of cost has been paid or accrued to date and of which approximately $2,050 in additional costs will be paid or accrued by the end of the current fiscal year. In August 2007, the Company received final approval of a Certificate of Need application with the state of Georgia to build a replacement hospital in Ellijay, Georgia. To date, SunLink has made no commitments related to the replacement hospital, however it has an option to purchase the land needed for the project. SunLink exercised the option and the closing on the land acquisition is expected to occur in December 2007. Cost for such property is approximately $3,300. Except for the Dahlonega, Georgia major renovation and the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2007 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$846	$2,215	$55	$761
2 years	737	1,750	—	690
3 years	6,728	1,320	—	7
4 years	—	676	—	—
5 years	—	363	—	—
More than 5 years	—	1,580	—	—

	$8,311	$7,904	$55	$1,458

At September 30 2007, SunLink had a contract with one physician which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2007 is a liability of $70 for one physician guarantee. SunLink expensed $147 and $345 on physician guarantees and recruiting for the three months ended September 30, 2007 and 2006, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2007.

Note 11. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $197 for legal services to these law firms in the three months ended September 30, 2007.

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

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through acquisitions. Our acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of these two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would pay but believes there may be opportunities for acquisitions of hospitals in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, Inc. which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. SunLink said it would have no comment on the conditional proposal at this time but that its Board of Directors would consider and respond to the conditional proposal in a reasonable period of time.

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

Our critical accounting estimates are more fully described in our 2007 Annual Report on Form 10-K and continue to include the following areas:

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

	THREE MONTHS ENDED September 30,
	2007	2006	% Change
Net revenues	$38,236	$34,483	10.9%
Cost of patient service revenues	(37,170)	(33,421)	11.2%

Operating profit	1,066	1,062	0.4%

Interest expense	(410)	(317)	29.3%
Interest income	5	8	(37.5)%

Earnings from Continuing Operations before Income Taxes	$661	$753	(12.2)%

Admissions	2,172	2,374	(8.5)%

Equivalent Admissions	6,668	6,668	0.0%

Equivalent Patient Days	23,518	22,912	2.6%

Surgeries	1,145	1,227	(6.7)%

Revenue per Equivalent Admission	$5,734	$5,171	10.9%

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

Equivalent patient days – Equivalent patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.

Results of Operations

Net revenues for the quarter ended September 30, 2007 were $38,236 with a total of 6,668 equivalent admissions and revenue per equivalent admission of $5,734 compared to net revenues of $34,483 with a total of 6,668 equivalent admissions and revenue per equivalent admission of $5,171 for the quarter ended September 30, 2006.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2007	2006
Source
Medicare	36.2%	34.5%
Medicaid	16.7%	17.6%
Self pay	17.1%	14.2%
Commercial Insurance & Other	30.0%	33.7%

	100.0%	100.0%

The increase in net revenues of 10.9% was primarily due to increased Medicare and self pay revenues, increases in fees charged for services at most facilities, a 2.6% increase in equivalent patient days and a 10.9% increase in net revenues per equivalent admission. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients.

Net outpatient service revenues increased $2,839, a 16.6% increase from last year to $19,922 for the three months ended September 30, 2007 and increased to 52.1% of net revenues from 49.5% last year. Net revenue for the three months ended September 30, 2007 and 2006, included $267 and $406, respectively, from state indigent care programs.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added seven net new doctors during the year ended June 30, 2007 and three net new doctors during the three months ended September 30, 2007. During the three months ended September 30, 2007, SunLink expensed $147 on physician guarantees and recruiting expenses compared to $345 for the same period last year. We also have expended approximately $12,018 for capital expenditures to upgrade services and facilities since July 1, 2006. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three months ended September 30, 2007 compared to the same period of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

Cost of patient service revenues, including depreciation, was $37,170 and $33,421 for the three months ended September 30, 2007 and 2006, respectively.

	Cost of Patient Service Revenues As % of Net Revenues Three Months Ended September 30,
	2007	2006
Salaries, wages and benefits	46.6%	51.4%
Provision for bad debts	17.3%	13.6%
Supplies	9.9%	10.9%
Purchased services	6.7%	6.3%
Other operating expenses	11.6%	9.7%
Rent and lease expense	1.9%	2.1%

Salaries, wages and benefits expense decreased as a percentage of net revenues for the three months ended September 30, 2007 due to a significant increase in net revenues and decreased contract labor costs. Provision for bad debts increased as a percentage of net revenue in the current year due to increases in charges for services rendered that could not be collected, fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues for the three months ended September 30, 2007 as compared to the same period of the prior fiscal year. Self-pay net revenues increased approximately $1,500 in the quarter ended September 30, 2007 compared to the comparable period in the prior year. This increase resulted in a higher provision for bad debts due to the low collection percentages for self-pay revenues. Supplies expense decreased as a percentage of net revenue in the current year due to decreased admissions and surgeries. Purchased services increased as a percentage of net revenues in the current year due to increased usage of outside services such as radiology, nuclear medicine and MRI. Other operating expenses increased as a percentage of net revenues for the current year due to higher insurance expense. Professional liability expense increased $883 for the three months ended September 30, 2007 compared to the comparable prior year period. Expenses for professional liability claims in the prior year’s quarter benefited from an approximately $967 reduction of expense based on the actuarially-determined liability for professional liability risks compared to an approximately $83 reduction in the current quarter.

Depreciation and amortization expense increased $198 for the three months ended September 30, 2007 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $12,018 of capital expenditures made in the past 15 months.

Operating profit for the three months ended September 30, 2007 was $1,066 or 2.8% of net revenues compared to $1,062 or 3.1% of net revenues for the three months ended September 30, 2006. The decrease in operating profit as a percentage of net revenues was primarily attributable to increased provisions for bad debt, higher expense for professional liability claims, and increased depreciation and amortization.

Interest expense was $410 and $317 for the three months ended September, 2007 and 2006, respectively. The higher interest expense in the current year was due to higher outstanding debt amounts and interest rates on floating-rate debt.

Income tax expense of $218 ($195 federal tax expense and $23 state tax expense) and $285 ($270 federal tax expense and $15 state tax expense) was recorded for the three months ended September 30, 2007 and 2006, respectively. The $195 federal tax expense for the three months ended September 30, 2007 included $78 deferred income tax benefit. The $270 federal tax expense for the three months ended September 30, 2006 included $214 deferred income tax expense. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $7,100 at September 30, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2007, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,402. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $443 ($0.06 per fully diluted share) for the quarter ended September 30, 2007 compared to earnings from continuing operations of $468 ($0.06 per fully diluted share) for the comparable quarter last year. Increased interest expense resulted in the lower earnings from continuing operations in the current year’s quarter.

The loss from discontinued operations after taxes of $50 ($0.01 per fully diluted share) in the quarter ended September 30, 2007 resulted from legal costs related to our discontinued operations. Earnings from discontinued operations after taxes were $82 ($0.01 per fully diluted share) for the quarter ended September 30, 2006.

Net earnings were $393 ($0.05 per fully diluted share) in the quarter ended September 30, 2007 compared to net earnings of $550 ($0.07 per fully diluted share) in the quarter ended September 30, 2006.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Net cash provided by (used in) operations for the quarters ended September 30, 2007 and 2006, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months ended September 30,
	2007	2006
SHL Facilities Adjusted EBITDA	$2,404	$2,274
HealthMont Facilities Adjusted EBITDA	1,041	840
Corporate overhead costs	(1,155)	(1,026)
Taxes and interest expense	(623)	(594)
Other non-cash expenses and net changes in operating assets and liabilities	(321)	(2,672)

Net cash provided by (used in) operations	$1,346	$(1,178)

Liquidity and Capital Resources

We generated $1,346 of cash from operating activities during the three months ended September 30, 2007 compared to $1,178 of cash used during the comparable period last year. The cash generated from operations in the current year resulted from $1,066 of operating profit, $1,224 of depreciation and amortization, increased accrued payroll and related taxes, and increased income taxes payable off set by an increase in net receivables of $1,484.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.63% at September 30, 2007), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.63% at September 30, 2007), and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at September 30, 2007 of approximately $28,056. Debt outstanding under the facility as of September 30, 2007 was $8,056 under SunLink Term Loan A of and $6,571 under the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $2,981 for capital improvements at our hospitals during the three months ended September 30, 2007. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $7,000 during the remaining nine months of the fiscal year ending June 30, 2008 for capital expenditures. The $7,000 includes $5,350 for the Dahlonega, Georgia major renovation and for the Ellijay, Georgia land purchase.

SunLink’s strategy is to focus its efforts on the internal growth of its seven hospitals supplemented by growth from selected acquisitions. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well as the expenditure of significant amounts of capital for selected hospital acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $28,056 at September 30, 2007, of which $8,056 was outstanding under a term loan and $6,571 outstanding under a revolving line of credit. The current remaining availability of approximately $13,429 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2007 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$846	$2,215	$55	$761
2 years	737	1,750	—	690
3 years	6,728	1,320	—	7
4 years	—	676	—	—
5 years	—	363	—	—
More than 5 years	—	1,580	—	—

	$8,311	$7,904	$55	$1,458

At September 30 2007, SunLink had a contract with one physician which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2007 is a liability of $70 for one physician guarantee. SunLink expensed $147 and $345 for the three months ended September 30, 2007 and 2006, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2007.

At September 30, 2007, we had outstanding long-term debt of $8,311 of which $8,056 was incurred under the SunLink Credit Facility and $255 was related to capital leases. Also outstanding at September 30, 2007 was a revolving line of credit loan of $6,571.

Discontinued Operations

SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

As previously disclosed by us, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”) at a time when it owned Beldray Limited, a U.K. manufacturing business. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds

($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the B eldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK made certain inquiries of SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. A mediation session has been scheduled between the liquidator, the Company, and the former directors of KRUG UK for December 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. Sunlink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. Sunlink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2007, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $28 in the quarter ended September 30, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at September 30, 2007 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. A mediation session has been scheduled between the liquidator, the Company, and the former directors of KRUG UK for December 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. Sunlink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. Sunlink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

Sarbanes-Oxley Section 404

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2009, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). After reviewing several proposals from outside consulting firms to help us implement Sarbanes-Oxley during the fiscal year ending June 30, 2008, management has decided to use in-house personnel to implement Sarbanes-Oxley. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to satisfactorily implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 at the beginning of the fiscal year ended June 30, 2008. There is no effect on the consolidated statement of earnings from the adoption of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 at the beginning of the fiscal year ended June 30, 2008. There is no effect on the consolidated statement of earnings from the adoption of this statement.

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

The Company adopted the provisions of “FIN 48” on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at September 30, 2007	$61

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the current period to $61. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $1 during the current period to $7.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $197 for legal services to these law firms in the three months ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility completed in October 2004. At September 30, 2007, borrowings under the facility of $14,627 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $146 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the Complaint. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

On August 6, 2007, the liquidator of KRUG UK made an application in The Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. A mediation session has been scheduled between the liquidator, the Company, and the former directors of KRUG UK for December 2007. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. Sunlink denies any liability to Krug UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. Sunlink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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
Chief Financial Officer

Dated: November 14, 2007