Form 10-Q
period 2007-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2008-02-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of February 13, 2008 was 7,514,784.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,162	$814
Receivables—net	15,711	14,537
Medical supplies	2,793	2,826
Deferred income tax asset	5,425	4,672
Prepaid expenses and other	3,130	2,930

Total Current Assets	28,221	25,779

Property, Plant and Equipment, at cost	67,152	62,177
Less accumulated depreciation and amortization	17,270	14,854

Property, Plant and Equipment—net	49,882	47,323

Goodwill	2,944	2,944
Other assets	1,335	1,797

Total Assets	$82,382	$77,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,070	$8,512
Revolving advances	7,999	4,700
Third-party payor settlements	3,988	3,668
Current maturities of long-term debt	808	875
Accrued payroll and related taxes	4,973	4,748
Income taxes	375	82
Current liabilities of Mountainside Medical Center	603	599
Other accrued expenses	3,087	3,471

Total Current Liabilities	30,903	26,655

Long-Term Liabilities:
Long-term debt	7,276	7,661
Noncurrent liability for professional liability risks	2,544	2,415
Noncurrent deferred income tax liabilities	2,886	2,927
Other noncurrent liabilities	2,163	2,161

Total Long-term Liabilities	14,869	15,164

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,515 shares at December 31, 2007 and 7,510 shares at June 30, 2007	3,757	3,755
Additional paid-in capital	9,120	8,904
Retained earnings	24,295	23,941
Accumulated other comprehensive loss	(562)	(576)

Total Shareholders’ Equity	36,610	36,024

Total Liabilities and Shareholders’ Equity	$82,382	$77,843

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006
Net Revenues	$36,969	$34,076	$75,205	$68,559

Cost of Patient Service Revenues:
Salaries, wages and benefits	17,589	17,382	35,414	35,093
Provision for bad debts	5,216	4,488	11,845	9,181
Supplies	3,745	4,040	7,525	7,789
Purchased services	2,472	2,239	5,023	4,403
Other operating expenses	5,425	4,510	9,856	7,863
Rent and lease expense	755	689	1,485	1,414
Depreciation and amortization	1,278	1,104	2,502	2,130

Cost of patient service revenues	36,480	34,452	73,650	67,873

Operating Profit (Loss)	489	(376)	1,555	686

Other Income (Expense):
Interest expense	(436)	(333)	(846)	(650)
Interest income	28	7	33	15

Earnings (Loss) from Continuing Operations before Income Taxes	81	(702)	742	51

Income Tax Expense (Benefit)	30	(239)	248	46

Earnings (Loss) from Continuing Operations	51	(463)	494	5

Earnings (Loss) from Discontinued Operations	(84)	(31)	(134)	51

Net Earnings (Loss)	$(33)	$(494)	$360	$56

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.01	$(0.06)	$0.07	$0.00

Diluted	$0.01	$(0.06)	$0.06	$0.00

Discontinued Operations:
Basic	$(0.01)	$(0.00)	$(0.02)	$0.01

Diluted	$(0.01)	$(0.00)	$(0.02)	$0.01

Net Earnings (Loss):
Basic	$(0.00)	$(0.07)	$0.05	$0.01

Diluted	$(0.00)	(0.07)	$0.05	0.01

Weighted-Average Common Shares Outstanding:
Basic	7,515	7,346	7,514	7,337

Diluted	7,789	7,346	7,789	7,822

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2007	2006
Net Cash Provided By Operating Activities	$2,818	$911

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(5,329)	(2,610)

Net Cash Used in Investing Activities	(5,329)	(2,610)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	13	72
Revolving advances, net	3,299	1,900
Payments on long-term debt	(453)	(467)

Net Cash Provided by Financing Activities	2,859	1,505

Net Increase (Decrease) in Cash and Cash Equivalents	348	(194)

Cash and Cash Equivalents at Beginning of Period	814	1,084

Cash and Cash Equivalents at End of Period	$1,162	$890

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$839	$644

Income taxes	$597	$777

Non-cash investing and financing activities :

Property, plant and equipment acquired but not paid	$1,028	$1,742

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2007 and 2006 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 25, 2007. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

SunLink is a provider of healthcare services, currently through the operation of exurban and rural community hospitals in the United States. In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2002, SunLink acquired two additional hospitals pursuant to its acquisition of HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the hospitals are owned and one is leased. SunLink also operates certain related businesses, consisting primarily of nursing homes located adjacent to, or in close proximity with, certain of its hospitals, and home health agencies servicing areas around its hospitals. Our existing healthcare operations comprise a single business segment: community hospitals. SunLink currently does not have operations in other healthcare or non-healthcare business segments. SunLink’s hospitals are acute care hospitals and have a total of 402 licensed beds.

SunLink’s business strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected rural healthcare acquisitions, including but not limited to hospitals, nursing homes, and home care businesses. During the three months ended December 31, 2007, SunLink concentrated its efforts on the operations and improvement of its existing hospitals. During the current fiscal year, SunLink has evaluated certain rural hospitals and healthcare businesses (home care and nursing homes) which were for sale and monitored other selected healthcare acquisition targets which SunLink believes might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to rural hospitals and healthcare businesses (home care and nursing homes) which are or may become available for acquisition.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC. which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions.

On January 16, 2008, SunLink announced that it has retained Stephens Inc. for the purpose of advising the Board of Directors of SunLink in connection with an evaluation of the Company’s strategic alternatives, including, among others, (i) the proposal by Resurgence Health Group, LLC to acquire SunLink for $7.50 per share in cash and (ii) whether it would be in the best interest of SunLink, its shareholders and other applicable constituencies to remain an independent public company and continue to pursue SunLink’s existing business plan.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Earnings (Loss) from discontinued operations:

Housewares Segment:
Loss from operations	$(109)	$—	$(137)	$—
Income tax (benefit)	(43)	—	(54)	—

Loss from Housewares Segment after taxes	(66)	—	(83)	—

Mountainside Medical Center:
Earnings (Loss) from operations	(19)	(57)	(59)	90
Income tax expense (benefit)	(8)	(41)	(23)	15

Earnings (Loss) from Mountainside
Medical Center after taxes	(11)	(16)	(36)	75

Life sciences and engineering segment:
Loss from operations	(12)	(14)	(25)	(28)
Income tax expense (benefit)	(5)	1	(10)	(4)

Loss from Life sciences and segment after taxes	(7)	(15)	(15)	(24)

Earnings (Loss) from discontinued operations	$(84)	$(31)	$(134)	$51

Housewares Segment – Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK has made certain inquiries to SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink responded.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2007, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $109 in the three months ended December 31, 2007 and $137 in the six months ended December 31, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the three and six months ended December 31, 2007 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six months ended December 31, 2007 and 2006, respectively, were the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	18	19	36	38
Expected return on assets	(14)	(12)	(27)	(24)
Amortization of prior service cost	8	7	16	14

Net pension expense	$12	$14	$25	$28

SunLink did not contribute to the plan in the six months ended December 31, 2007. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2008.

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

Note 4. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as share options. The effect of adoption of this standard by the Company for the three months ended December 31, 2007 and 2006 was an increase of $103 and $86, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the six months ended December 31, 2007 and 2006 was an increase of $206 and $225 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

Note 5. – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments —an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

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

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	4
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$62

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to any current U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the six months ended December 31, 2007 to $62. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $2 during the six months ended December 31, 2007 to $8.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any future business combination transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160 on the Company’s consolidated financial statements.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2007	June 30, 2007
Patient accounts receivable (net of contractual allowances)	$27,706	$24,734
Less allowance for doubtful accounts	(11,995)	(10,197)

Receivables—net	$15,711	$14,537

Net revenues included an increase of $249 and a reduction of $252 for the three months ended December 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $324 and a reduction of $207 for the six months ended December 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2007	June 30, 2007
SunLink Term Loan A	$7,889	$8,222
Capital lease obligations	195	314

	8,084	8,536
Less current maturities	(808)	(875)

	$7,276	$7,661

SunLink Credit Facility – On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.15% at December 31, 2007), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.15% at December 31, 2007) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2007 of approximately $27,889. Debt outstanding under the facility as of December 31, 2007 was the SunLink Term Loan A of $7,889 and $7,999 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 8. – Income Taxes

Income tax expense of $30 ($27 federal tax expense and $3 state tax expense) and income tax benefits of $239 ($240 federal tax benefit and $1 state tax expense) was recorded for the three months ended December 31, 2007 and 2006, respectively. The $27 federal tax expense for the three months ended December 31, 2007 included $75 deferred income tax benefit. The $240 federal tax benefit for the three months ended December 31, 2006 included $184 deferred income tax benefit. Income tax expense of $248 ($222 federal tax expense and $26 state tax expense) and $46 ($30 federal tax expense and $16 state tax expense) was recorded for the six months ended December 31, 2007 and 2006, respectively. The $222 federal tax expense for the six months ended December 31, 2007 included $732 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,900 at December 31, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2007, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,539. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 9. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 3. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net earnings (loss):	$(33)	$(494)	$360	$56
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	42	(63)	14	(60)

Comprehensive earnings (loss)	$9	$(557)	$374	$(4)

Note 10. – Commitments and Contingencies

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from Piedmont by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement.

SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2007, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $109 in the three months ended December 31, 2007 and $137 in the six months ended December 31, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at December 31, 2007 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Other

As of December 31, 2007, SunLink had approximately $1,028 in accounts payable for capital expenditures accepted prior to the quarter end. The Company is completing a major renovation project at our Dahlonega, Georgia, facility which has an estimated cost of approximately $7,900, of which approximately $7,150 of cost has been paid or accrued to date and of which approximately $750 in additional costs will be paid or accrued by the end of the current fiscal year. In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. To date, SunLink has made no commitments related to the replacement hospital. However, SunLink exercised its option to purchase land, the seller failed to close and SunLink and the seller of the land are currently in litigation and the outcome is uncertain. Cost for such property is approximately $3,300. Except for the Dahlonega, Georgia major renovation and the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2007 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$808	$2,342	$147	$731
2 years	7,276	1,925	—	506
3 years	—	1,328	—	—
4 years	—	669	—	—
5 years	—	338	—	—
More than 5 years	—	1,520	—	—

	$8,084	$8,122	$147	$1,237

At December 31 2007, SunLink had a contract with one physician which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2007 is a liability of $53 for one physician guarantee accounted for under the provisions of FSP FIN 45-3. SunLink expensed $169 and $302 for the three months ended December 31, 2007 and 2006, respectively, and expensed $316 and $647 for the six months ended December 31, 2007 and 2006, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2007.

Note 11. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $242 and $111 for the three months ended December 31, 2007 and 2006, respectively, and $439 and $240 for the six months ended December 31, 2007 and 2006, respectively for such services.

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

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Corporate Business Strategy

Our business strategy focuses on the acquisition and operation of healthcare businesses, historically since 2001 in the United States. On February 1, 2001, SunLink purchased five community hospitals, leasehold rights for a sixth existing hospital and the related businesses of all six hospitals for approximately $26,500. In October 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center, a 35-bed hospital located in Jasper, GA for approximately $40,000. Through our subsidiaries, we currently operate a total of seven community hospitals and related businesses, primarily nursing homes and home health agencies in four states. Currently six of the hospitals are owned and one is leased.

Our primary operational strategy is to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our efforts are focused on internal growth. However, we actively seek to supplement internal growth through selected healthcare acquisitions. Our primary acquisition strategy is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000 and to acquire nursing homes and home care businesses which are rural or complementary to our existing business. We believe all of our seven existing hospitals meet at least one of the two market area criteria. The Company considers recent prices paid by others for certain hospital acquisitions to be higher than we would pay but believes there may be opportunities for acquisitions of hospitals and other rural healthcare businesses in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. Likewise, from time to time we may consider the acquisition of complementary healthcare businesses which are or may become available for acquisition.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, SunLink announced that it has retained Stephens Inc. for the purpose of advising the Board of Directors of SunLink in connection with an evaluation of the Company’s strategic alternatives, including, among others, (i) the proposal by Resurgence Health Group, LLC to acquire SunLink for $7.50 per share in cash and (ii) whether it would be in the best interest of SunLink, its shareholders and other applicable constituencies to remain an independent public company and continue to pursue SunLink’s existing business plan.

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

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2007	2006	% Change	2007	2006	% Change
Net revenues	$36,969	$34,076	8.5%	$75,205	$68,559	9.7%
Cost of patient service revenues	(36,480)	(34,452)	5.9%	(73,650)	(67,873)	8.5%

Operating profit (loss)	489	(376)	N/A	1,555	686	126.7%

Interest expense	(436)	(333)	30.9%	(846)	(650)	30.2%
Interest income	28	7	300%	33	15	120.0%

Earnings (Loss) from Continuing Operations before Income Taxes	$81	$(702)	N/A	$742	$51	1,354.9%

Admissions	2,142	2,435	(12.0%)	4,314	4,809	(10.3%)

Equivalent Admissions	6,114	6,487	(5.7%)	12,782	13,155	(2.8%)

Surgeries	1,131	1,161	(2.6%)	2,276	2,388	(4.7%)

Revenue per Equivalent Admission	$6,047	$5,253	15.1%	$5,884	$5,212	12.9%

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

Results of Operations

Net revenues for the quarter ended December 31, 2007 were $36,969 with a total of 6,114 equivalent admissions and revenue per equivalent admission of $6,047 compared to net revenues of $34,076, a total of 6,487 equivalent admissions and revenue per equivalent admission of $5,253 for the quarter ended December 31, 2006. The 8.5% increase in net revenues for the quarter ended December 31, 2007 was primarily due to increased self pay and commercial and other revenues, increases in fees charged for services at most facilities, and a 15.1% increase in net revenues per equivalent admission. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 12.1% in the current year’s quarter. Net outpatient service revenues increased by $2,675, a 17.2% increase from last year to $18,189 for the three months ended December 31, 2007 and increased to 49.2% of net revenues from 45.5% last year. Net revenue for the three months ended December 31, 2007 and 2006, included net revenues of $363 and $406, respectively, from state indigent care programs. Net revenues included an increase of $249 and a reduction of $252 for the three months ended December 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Net revenues for the six months ended December 31, 2007 were $75,205 with a total of 12,782 equivalent admissions and revenue per equivalent admission of $5,884 compared to net revenues of $68,559, a total of 13,155 equivalent admissions and revenue per equivalent admission of $5,212 for the six months ended December 31, 2006. The 9.7% increase in net revenues for the six months ended December 31, 2007 was primarily due to increased self pay revenues, increases in fees charged for services at most facilities, and a 12.9% increase in net revenues per equivalent admission. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Net outpatient service revenues increased by $5,513, a 16.9% increase from last year to $38,111 for the six months ended December 31, 2007 and increased to 50.7% of net revenues from 47.6% last year. Net revenue for the six months ended December 31, 2007 and 2006, included net revenues of $624 and $813, respectively, from state indigent care programs. Net revenues included an increase of $324 and a reduction of $207 for the six months ended December 31, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Source
Medicare	40.4%	41.5%	39.8%	39.4%
Medicaid	14.9%	16.6%	14.4%	15.4%
Self pay	12.4%	12.0%	14.1%	12.5%
Commercial Insurance & Other	32.3%	29.9%	31.7%	32.7%

	100.0%	100.0%	100.0%	100.0%

During the three and six months ended December 31, 2007, we have experienced a decrease in Medicaid as a percentage of net revenues and an increase in self pay net revenues as compared to the same period last year. During the three months ended December 31, 2007, we have experienced an increase in commercial and other revenue as a percentage of net revenues compared to the same period last year. In absolute dollars, Medicare net revenues increased in the three months ended December 31, 2007 compared to the prior year, but the increases were at lower rates than the overall 8.5% increase in net revenues.

Self-pay net revenues increased approximately 12.1% in the quarter ended December 31, 2007 and 23.7% for the six months ended December 31, 2007 compared to the prior year’s comparable periods. The increase in self-pay revenues is partially due to due to fewer patients having insurance and increased deductibles and co-insurance for insured patients.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added seven net new doctors during the year ended June 30, 2007 and seven net new doctors during the six months ended December 31, 2007. During the six months ended December 31, 2007, SunLink expensed $316 on physician guarantees and recruiting expenses compared to $647 for the same period last year. We also have expended approximately $14,366 for capital expenditures to upgrade services and facilities since July 1, 2006. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three and six months ended December 31, 2007 compared to the same periods of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

Cost of patient service revenues, including depreciation, was $36,480 and $34,452 for the three months ended December 31, 2007 and 2006, respectively, and $73,650 and $67,873 for the six months ended December 31, 2007 and 2006, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Salaries, wages and benefits	47.6%	51.0%	47.1%	51.2%
Provision for bad debts	14.1%	13.2%	15.8%	13.4%
Supplies	10.1%	11.9%	10.0%	11.4%
Purchased services	6.7%	6.6%	6.7%	6.4%
Other operating expenses	14.7%	13.2%	13.1%	11.5%
Rent and lease expense	2.0%	2.0%	2.0%	2.1%

Salaries, wages and benefits expense decreased as a percentage of net revenues for the three and six months ended December 31, 2007 due to a significant increase in net revenues and decreased contract labor costs.

Provision for bad debts increased as a percentage of net revenue in the current year due to increases in charges for services rendered that could not be collected, fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues for the three and six months ended December 31, 2007 as compared to the prior year’s comparable periods. The increase in self pay revenues also resulted in a higher provision for bad debts due to the lower collection percentages for self-pay revenues.

Supplies expense decreased as a percentage of net revenue in the current year due to decreased admissions and surgeries. Purchased services increased as a percentage of net revenues in the current year due to increased usage and cost of outside services such as radiology, nuclear medicine, anesthesiology and MRI. Other operating expenses for the three and six months ended December 31, 2007 increased compared to the prior year’s comparable periods due to higher insurance costs and higher actuarially-determined liability for professional and workers compensation risks. Expenses for professional liability claims in the prior year’s six months benefited from an approximately $1,037 reduction of expense based on the actuarially-determined liability for professional liability risks compared to an approximately $186 increase in expense for the six months ended December 31, 2007.

Depreciation and amortization expense increased $174 and $372 for the three and six months ended December 31, 2007 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $14,367 of capital expenditures in the past 18 months.

Operating profit for the three months ended December 31, 2007 was $489 compared to an operating loss of $376 for the three months ended December 31, 2006. The operating profit in the current year was primarily attributable to higher net revenues with salaries, wages and benefits costs remaining relatively constant. Operating profit for the six months ended December 31, 2007 was $1,555 compared to operating profit of $686 last year. The increase in operating profit in the current year was primarily attributable to higher net revenues and salaries, wages and benefits costs decreasing as a percentage of net revenue.

Interest expense was $436 and $333 for the three months ended December 31, 2007 and 2006, respectively, and was $846 and $650 for the six months ended December 31, 2007 and 2006, respectively. The higher interest expense in the current year was due to higher outstanding debt amounts.

Income tax expense of $30 ($27 federal tax expense and $3 state tax expense) and income tax benefits of $239 ($240 federal tax benefit and $1 state tax expense) was recorded for the three months ended December 31, 2007 and 2006, respectively. The $27 federal tax expense for the three months ended December 31, 2007 included $75 deferred income tax benefit. The $240 federal tax benefit for the three months ended December 31, 2006 included $184 deferred income tax benefit. Income tax expense of $248 ($222 federal tax expense and $26 state tax expense) and $46 ($30 federal tax expense and $16 state tax expense) was recorded for the six months ended December 31, 2007 and 2006, respectively. The $222 federal tax expense for the six months ended December 31, 2007 included $732 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,900 at December 31, 2007. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2007, we provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,539. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations was $51 ($0.01 per share) for the quarter ended December 31, 2007 compared to loss from continuing operations of $463 ($0.06 per fully diluted share) for the comparable quarter last year. Earnings from continuing operations was $494 ($0.07 per fully diluted share) for the six months ended December 31, 2007 compared to earnings from continuing operations of $5 ($0.00 per fully diluted share) for the comparable period last year.

The loss from discontinued operations after taxes of $134 ($0.02 per fully diluted share) in the six months ended December 31, 2007 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $84 ($0.01 per fully diluted share) for the quarter ended December 30, 2007.

Net loss was $33 (0.00 per share) in the quarter ended December 31, 2007 compared to net loss of $494 ($0.07 per fully diluted share) in the quarter ended December 31, 2006. Net earnings for the six months ended December 31, 2007 was $360 ($0.05 per fully diluted share) compared to $56 ($0.01 per fully diluted share) for the six months ended December 31, 2006.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA, is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjust for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the three and six months ended December 31, 2007 and 2006, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006
SHL Facilities Adjusted EBITDA	$1,904	$1,851	$4,308	$4,125
HealthMont Facilities Adjusted EBITDA	1,010	51	2,051	891
Corporate overhead costs	(1,147)	(1,174)	(2,302)	(2,220)
Taxes and interest expense	(438)	(87)	(1,061)	(681)
Other non-cash expenses and net changes in operating assets and liabilities	143	1,447	(176)	(1,204)

Net cash provided by (used in) operations	$1,472	$2,088	$2,820	$911

Liquidity and Capital Resources

We generated $2,818 of cash from operating activities during the six months ended December 31, 2007 compared to $911 of cash generated during the comparable period last year. The cash generated from operations in the current year resulted from increased other liabilities and $2,502 of depreciation and amortization during the first six months offset by decreased accounts payable, increased patient receivables and income tax payments of $597.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (8.15% at December 31, 2007), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (9.15% at December 31, 2007) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. The revolving line of credit and the SunLink Term Loan A were immediately available to the Company as of October 15, 2004. The SunLink Term Loan A was fully drawn on October 15, 2004. The SunLink Term Loan B closed on November 15, 2004. The $10,000 SunLink Term Loan A and draws under the $5,000 SunLink Term Loan B are repayable based on a 15-year amortization from the date of draw with final balloon payments due at the end of the five-year maturity of the credit facility. The total availability under all components of the credit facility is keyed to the level of SunLink’s earnings, which would have provided for current total borrowing capacity at December 31, 2007 of approximately $27,889. Debt outstanding under the facility as of December 31, 2007 was the SunLink Term Loan A of $7,889 and $7,999 of the revolving line of credit. SunLink may use the remaining funds available from the revolving line of credit for hospital capital projects, equipment purchases and for working capital needs. Borrowing under the $5,000 SunLink Term Loan B may be used, subject to satisfaction of certain covenants, to satisfy certain specified claims and obligations, to fund acquisitions or to reacquire the Company’s securities. The credit facility is secured by a first priority security interest in all assets and properties, real and personal, of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. We expended $5,329 for capital improvements at our hospitals during the six months ended December 31, 2007 and also had $1,028 of property, plant and equipment received at December 31, 2007 but not yet paid for at that date. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $2,600 during the remaining six months of the fiscal year ending June 30, 2008 for capital expenditures. The $2,600 includes $1,650 for the Dahlonega, Georgia major renovation.

SunLink’s strategy is to focus its efforts on internal growth of its seven hospitals supplemented by growth from selected healthcare acquisitions, including but not limited to hospitals, nursing homes, and home care businesses. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well as the expenditure of significant amounts of capital for selected healthcare acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months; however, our liquidity could be affected by the matters described in Part II, Item 1 of this quarterly report. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $27,889 at December 31, 2007, of which $7,889 was outstanding under a term loan and $7,999 outstanding under a revolving line of credit. The current remaining availability of approximately $12,001 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2007 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$808	$2,342	$147	$731
2 years	7,276	1,925	—	506
3 years	—	1,328	—	—
4 years	—	669	—	—
5 years	—	338	—	—
More than 5 years	—	1,520	—	—

	$8,084	$8,122	$147	$1,237

At December 31 2007, SunLink had a contract with one physician which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2007 is a liability of $53 for one physician guarantee accounted for under the provisions of FSP FIN 45-3. SunLink expensed $169 and $302 for the three months ended December 31, 2007 and 2006, respectively, and expensed $316 and $647 for the six months ended December 31, 2007 and 2006, respectively relating to physician guarantees. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2007.

At December 31, 2007, we had outstanding long-term debt of $8,084 of which $7,889 was incurred in connection with the SunLink Credit Facility and $195 was related to capital leases. Also outstanding at December 31, 2007 was a revolving line of credit loan of $7,999.

Legal Proceedings and Claims

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at December 31, 2007, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $109 in the three months ended December 31, 2007 and $137 in the six months ended December 31, 2007 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at December 31, 2007 related to the Beldray Lease Guarantee, as discussed above.

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc.

(n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from Piedmont by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

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

Sarbanes-Oxley Section 404

We have finished the planning phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) and are currently in the process of documenting and testing our internal control systems in order to permit our management to be in a position to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2009, our internal controls over financial reporting as required by Sarbanes-Oxley. After reviewing several proposals from outside consulting firms to help us implement Sarbanes-Oxley during the fiscal year ending June 30, 2008, management has decided to use in-house personnel to implement Sarbanes-Oxley compliant internal controls. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to satisfactorily implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our AMEX listing. Any such actions could adversely affect our financial results and/or the market price of our common shares.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments —an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

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

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	4
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$62

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to any current U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the six months ended December 31, 2007 to $62. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $2 during the six months ended December 31, 2007 to $8.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any future business combination transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160 on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $242 and $111 for the three months ended December 31, 2007 and 2006, respectively, and $439 and $240 for the six months ended December 31, 2007 and 2006, respectively for such services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility. At December 31, 2007, borrowings under the facility of $15,888 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $158 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in its status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from Piedmont by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 and Part II Item 1 and of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A. of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Robert M. Thornton, Jr., Steven J. Baileys, D.D.S., Michael Hall and Gene E. Burleson were elected to two year terms expiring at the Annual Meeting of Shareholders in 2009. 5,103,982 votes were voted in favor of electing Mr. Thornton and 556,085 votes were withheld. 5,592,068 votes were voted in favor of electing Mr. Baileys and 67,999 votes were withheld. 5,592,103 votes were voted in favor of electing Mr. Hall and 67,964 votes were withheld. 5,104,147 votes were voted in favor of electing Mr. Burleson and 555,920 votes were withheld. Karen B. Brenner, C. Michael Ford, Christopher H.B. Mills, and Howard E. Turner remained in office. Their terms expire at the Annual Meeting of Shareholders in 2008.

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

Dated: February 13, 2008