Form 10-Q
period 2008-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2008-05-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of May 14, 2008 was 7,930,482.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,576	$814
Receivables - net	17,715	14,537
Medical supplies	2,822	2,826
Deferred income tax asset	5,950	4,672
Prepaid expenses and other	3,615	2,930

Total Current Assets	31,678	25,779

Property, Plant and Equipment, at cost	68,527	62,177
Less accumulated depreciation and amortization	18,560	14,854

Property, Plant and Equipment - net	49,967	47,323

Goodwill	2,944	2,944
Other assets	1,265	1,797

Total Assets	$85,854	$77,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,075	$8,512
Revolving advances	10,445	4,700
Third-party payor settlements	2,797	3,668
Current maturities of long-term debt	785	875
Accrued payroll and related taxes	5,879	4,748
Income taxes	1,133	82
Current liabilities of Mountainside Medical Center	598	599
Other accrued expenses	3,118	3,471

Total Current Liabilities	32,830	26,655

Long-Term Liabilities:
Long-term debt	7,087	7,661
Noncurrent liability for professional liability risks	2,507	2,415
Noncurrent deferred income tax liabilities	3,059	2,927
Other noncurrent liabilities	2,103	2,161

Total Long-term Liabilities	14,756	15,164

Commitments and Contingencies

Minority Interest	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,596 shares at March 31, 2008 and 7,510 shares at June 30, 2007	3,798	3,755
Additional paid-in capital	9,293	8,904
Retained earnings	25,125	23,941
Accumulated other comprehensive loss	(563)	(576)

Total Shareholders’ Equity	37,653	36,024

Total Liabilities and Shareholders’ Equity	$85,854	$77,843

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007
Net Revenues	$39,407	$37,490	$114,612	$106,049

Cost of Patient Service Revenues:
Salaries, wages and benefits	18,943	17,818	54,357	52,911
Provision for bad debts	5,026	5,519	16,871	14,700
Supplies	3,818	4,151	11,343	11,940
Purchased services	2,462	2,268	7,485	6,671
Other operating expenses	4,566	4,411	14,387	12,274
Acquisition and Strategic Alternatives expenses	286	—	321	—
Rent and lease expense	796	661	2,281	2,075
Depreciation and amortization	1,339	1,089	3,841	3,219

Cost of patient service revenues	37,236	35,917	110,886	103,790

Operating Profit	2,171	1,573	3,726	2,259

Other Income (Expense):
Interest expense	(418)	(368)	(1,264)	(1,018)
Interest income	14	6	47	21

Earnings from Continuing Operations before Income Taxes	1,767	1,211	2,509	1,262

Income Tax Expense	831	599	1,079	645

Earnings from Continuing Operations	936	612	1,430	617

Loss from Discontinued Operations	(107)	(153)	(241)	(102)

Net Earnings	$829	$459	$1,189	$515

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.12	$0.08	$0.19	$0.08

Diluted	$0.12	$0.08	$0.18	$0.08

Discontinued Operations:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.01)

Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.01)

Net Earnings:
Basic	$0.11	$0.06	$0.16	$0.07

Diluted	$0.11	0.06	$0.15	0.07

Weighted-Average Common Shares Outstanding:
Basic	7,544	7,403	7,524	7,359

Diluted	7,796	7,790	7,792	7,811

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2008	2007
Net Cash Provided By Operating Activities	$2,554	$1,605

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(7,009)	(5,776)

Net Cash Used in Investing Activities	(7,009)	(5,776)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	137	218
Revolving advances, net	5,745	4,400
Payments on long-term debt	(665)	(697)

Net Cash Provided by Financing Activities	5,217	3,921

Net Increase (Decrease) in Cash and Cash Equivalents	762	(250)

Cash and Cash Equivalents at Beginning of Period	814	1,084

Cash and Cash Equivalents at End of Period	$1,576	$834

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$1,269	$993

Income taxes	$929	$682

Non-cash investing and financing activities :

Property, plant and equipment acquired but not paid	$727	$1,230

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2008 and 2007 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 25, 2007. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and History

SunLink is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of the operation of community hospitals, nursing homes and home health care in certain rural and exurban markets, and

•

Pharmacy Operations, which include specialty pharmacy services, durable medical equipment, institutional pharmacy services and retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its pharmacy operations since April 2008. Results for the quarter and nine months ended March 31, 2008 do not include pharmacy services as a separate business segment because the operations of Carmichael’s Cashway Pharmacy, the sole component of its pharmacy operations, were acquired on April 23, 2008, subsequent to the quarter end.

Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 402 licensed beds. As part of its community hospitals in certain communities, SunLink also operates (a) three nursing homes in two states, each of SunLink’s current nursing homes is located adjacent to, or in close proximity with, certain of its community hospitals, and (b) four home healthcare agencies in three states, each of SunLinks current home health agencies is operated from certain of its community hospitals. SunLink’s nursing homes have a total of 166 licensed beds. Through a subsidiary acquired in April 2008, SunLink also operates a specialty pharmacy business with five service lines.

In February 2001, SunLink acquired its initial six hospitals and began healthcare operations. On October 3, 2002, SunLink acquired two additional hospitals pursuant to its acquisition of

HealthMont, Inc. (“HealthMont”). On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, Georgia. On April 23, 2008, SunLink acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael).

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. During the nine months ended March 31, 2008, SunLink concentrated its efforts on the operations and improvement of its existing hospitals and the acquisition of Carmichael, which was completed in April 2008. During the current fiscal year, SunLink has evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale and monitored other selected rural and exurban healthcare acquisition targets which SunLink believes might become available for sale. SunLink continues to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals, nursing homes, home health businesses, pharmacy and other rural or exurban healthcare businesses, which are or may become available for acquisition.

Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary rural and exurban based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC. which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, SunLink announced that it has retained Stephens Inc. for the purpose of advising the Board of Directors of SunLink in connection with an evaluation of the Company’s strategic alternatives, including, among others, (i) the proposal by Resurgence Health Group, LLC to acquire SunLink for $7.50 per share in cash, (ii) consideration of other proposals submitted to the Company, and (iii) whether it would be in the best interest of SunLink, its shareholders and other applicable constituencies to remain an independent public company and continue to pursue SunLink’s existing business plan. There is no assurance that any transaction by SunLink will result from this evaluation of strategic alternatives. This evaluation of strategic alternatives is currently on-going.

Note 3. – Carmichael’s Cashway Pharmacy Acquisition

On April 23, 2008, SunLink acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334,448 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and has been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008		2007	2008	2007
Loss from discontinued operations:

Housewares Segment:
Loss from operations	$(95)		$—	$(232)	$—
Income tax benefit	(38)		—	(92)	—

Loss from Housewares Segment after taxes	(57)		—	(140)	—

Mountainside Medical Center:
Loss from operations	(69)		(121)	(128)	(31)
Income tax benefit	(27)		(25)	(50)	(10)

Loss from Mountainside Medical Center after taxes	(42)		(96)	(78)	(21)

Life sciences and engineering segment:
Loss from operations	(13)		(89)	(38)	(117)
Income tax benefit	(5)		(32)	(15)	(36)

Loss from Life sciences and segment after taxes	(8)		(57)	(23)	(81)

Loss from discontinued operations	$(107	)_	$(153)	$(241)	$(102)

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as

KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in Krug UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 12 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2008, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $95 in the three months ended March 31, 2008 and $232 in the nine months ended March 31, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the three and nine months ended March 31, 2008 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine months ended March 31, 2008 and 2007, respectively, were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007__
Service cost	$—	$—	$—	$—
Interest cost	18	22	54	60
Expected return on assets	(13)	(16)	(40)	(40)
Amortization of prior service cost	8	6	24	20

Net pension expense	$13	$12	$38	$40

SunLink did not contribute to the plan in the nine months ended March 31, 2008. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2008.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves - Over the past 18 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. – Stock-Based Compensation

SunLink adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as share options. The effect of adoption of this standard by the Company for the three months ended March 31, 2008 and 2007 was an increase of $89 and $35, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the nine months ended March 31, 2008 and 2007 was an increase of $295 and $260 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model.

Note 6. – Recent Accounting Pronouncements

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

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	346
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2008	$404

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently subject to a U.S. federal income tax examination for one tax year. Except for this examination, the Company is not subject to any current U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the nine months ended March 31, 2008 to $404. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $168 during the nine months ended March 31, 2008 to $174.

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

In March 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any future business combination transactions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect of adopting SFAS No. 161 on the Company’s consolidated financial statements.

Note 7. – Receivables- net

Summary information for receivables is as follows:

	March 31, 2008	June 30, 2007
Patient accounts receivable (net of contractual allowances)	$29,780	$24,734
Less allowance for doubtful accounts	(12,065)	(10,197)

Receivables - net	$17,715	$14,537

Net revenues included an increase of $116 and a reduction of $93 for the three months ended March 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $439 and a reduction of $301 for the nine months ended March 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2008	June 30, 2007
SunLink Term Loan A	$7,722	$8,222
Capital lease obligations	150	314

	7,872	8,536
Less current maturities	(785)	(875)

	$7,087	$7,661

SunLink Credit Facilities - On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility (“2004 Credit Facility”) comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (6.02% at March 31, 2008), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (7.02% at March 31, 2008) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. Debt outstanding under the facility as of March 31, 2008 was the SunLink Term Loan A of $7,722, $0 on SunLink Term Loan B and $10,445 of the revolving line of credit.

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Agreement. A loss on early repayment of debt of approximately $266 will be recorded in April 2008 as a result of writing-off remaining unamortized prepaid debt cost of the 2004 credit facility.

A new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) was entered into on April 23, 2008 and is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (the “Term Loan”). The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $46,800 on the closing date. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility are estimated to be approximately $2,500. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 9. – Income Taxes

Income tax expense of $831 ($781 federal tax and $50 state tax expense) and income tax expense of $599 ($526 federal tax and $73 state tax expense) was recorded for the three months ended March 31, 2008 and 2007, respectively. The $781 federal tax expense for the three months ended March 31, 2008 included $386 deferred income tax benefit. The $526 federal tax expense for the three months ended March 31, 2007 included $440 deferred income tax benefit. Income tax expense of $1,079 ($1,003 federal tax expense and $76 state tax expense) and $645 ($556 federal tax expense and $89 state tax expense) was recorded for the nine months ended March 31, 2008 and 2007, respectively. The $1,003 federal tax expense for the nine months ended March 31, 2008 included $1,118 deferred income tax benefit. The $556 federal tax expense for the nine months ended March 31, 2007 included $410 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,800 at March 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,890. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Note 10. – Minority Interest

On February 8, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama to individual physicians practicing at that facility. The minority interest reported reflects these physicians ownership interest at March 31, 2008.

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

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net earnings:	$829	$459	$1,189	$515
Other comprehensive income net of tax:
Change in equity due to :
Foreign currency Translation adjustments	(0)	(6)	14	(66)

Comprehensive earnings	$829	$453	$1,203	$449

Note 12. – Commitments and Contingencies

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

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the complaint and to vigorously pursue its counterclaim. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

As discussed in Note 4. – “Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On March 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in Krug UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2008, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK.. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $95 in the three months ended March 31, 2008 and $232 in the nine months ended March 31, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at March 31, 2008 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Other

As of March 31, 2008, SunLink had approximately $727 in accounts payable for capital expenditures accepted prior to the quarter end. The Company is completing a major renovation project at our Dahlonega, Georgia facility which has an estimated cost of approximately $7,900, of which approximately $7,400 of cost has been paid or accrued to date and of which approximately $500 in additional costs will be paid or accrued by the end of the current fiscal year. In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. To date, SunLink has made no commitments related to the replacement hospital. However, SunLink exercised its option to purchase land, the seller failed to close, and SunLink and the seller of the land are currently in litigation and the outcome is uncertain. Cost for such property is approximately $3,300. Except for the Dahlonega, Georgia major renovation and the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing healthcare facilities and pharmacy business operations involving substantial capital expenditures, as well as the expenditure of significant amounts of capital for selected acquisitions.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2008 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$785	$2,261	$272	$533
2 years	7,087	1,851	—	260
3 years	—	1,130	—	—
4 years	—	574	—	—
5 years	—	284	—	—
More than 5 years	—	1,460	—	—

	$7,872	$7,560	$272	$793

At March 31 2008, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2008 is a liability of $53 for one physician guarantee accounted for under the provisions of FSP FIN 45-3. SunLink expensed $116 and $189 for the three months ended March 31, 2008 and 2007, respectively, and expensed $432 and $836 for the nine months ended March 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2008.

Note 13. Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $344 and $178 for the three months ended March 31, 2008 and 2007, respectively, and $783 and $427 for the nine months ended March 31, 2008 and 2007, respectively for such services.

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	the competitive nature of the U.S. community hospital, homecare and specialty businesses;

•	demographic changes in areas where we operate;

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansion and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in the homecare and pharmacy business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations; and,

•	professional, general and other claims which may be asserted against us;

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Recent Developments

On April 23, 2008, SunLink acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334,448 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and has been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas.

Business Operations and Corporate Business Strategy

SunLink is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of the operation of community hospitals, nursing homes and home health care in certain rural and exurban markets, and

•

Pharmacy Operations, which include specialty pharmacy services, durable medical equipment, institutional pharmacy services and retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its pharmacy operations since April 2008. Results for the quarter and nine months ended March 31, 2008 do not include pharmacy services as a separate business segment because the operations of Carmichael’s Cashway Pharmacy, the sole component of its pharmacy operations business, were acquired on April 23, 2008, subsequent to the quarter end.

Healthcare Facilities

Our healthcare facilities segment is composed of three operational areas:

•	Our seven community hospitals;

•	Our three nursing homes, each of which is located in adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	Our four home health agencies each of which operates for a corresponding SunLink community hospital.

Through its subsidiaries, SunLink operates a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 402 licensed beds. As part of its community hospitals in certain communities, SunLink also operates (a) three nursing homes in two states, each of SunLink’s current nursing homes is located adjacent to, or in close proximity with, certain of its community hospitals, and (b) four home healthcare agencies in three states, each of SunLink’s current home health agencies is operated from certain of its community hospitals. SunLink’s nursing homes have a total of 166 licensed beds. Through a subsidiary acquired in April 2008, SunLink also operates a specialty pharmacy business with five service lines.

Traditionally, we have targeted the community hospital market because we believe it provides an attractive sector for investment in healthcare facilities. We believe hospitals in our target markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to salaries and benefits, (4) higher staff and community loyalty, and (5), in certain cases, opportunity for future growth. All of our current hospitals operate in what we consider to be exurban or rural areas. Exurban areas are rural areas adjacent to metropolitan areas. In evaluating potential hospital acquisitions in such markets, we seek markets which have growth potential. We believe that the majority of SunLink’s community hospitals are located generally in areas which will experience growth.

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the nine months ended March 31, 2008, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our hospital operations efforts are focused on internal growth, with our primary operational strategy being to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls.

Notwithstanding our focus on growing our existing hospital operations, we actively seek to supplement internal growth through selected healthcare facilities acquisitions. Our primary strategy for healthcare facility acquisitions is to selectively acquire community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of the two market area criteria. We consider recent prices paid by others for certain hospital acquisitions to be higher than we would pay but believe there may be opportunities for acquisitions of hospitals and other rural healthcare businesses in the future due to, among other things, negative trends in certain government reimbursement programs and other factors. From time to time we may consider the disposition of one or more of our healthcare facilities if we determine their operating results or potential growth no longer meet our strategic objectives.

Our operational strategy for our nursing homes and home health agencies is similar to that for our community hospitals, while our acquisition strategy for nursing homes is to acquire businesses in areas which are complementary to either our existing hospitals or our new pharmacy business or which are located in rural or exurban markets.

Pharmacy Operations

Our pharmacy operations segment is composed of four material service lines:

•

Specialty Pharmacy Services, which services may overlap somewhat with our home health care services by virtue of common methods of delivery, generally in a non-hospital setting but which are not presently conducted in any of our healthcare facilities markets and ordinarily include one or more of the following elements:

•

The provision of products relating to infusion therapy, enteral feeding services, oncology and chemotherapy drug administration, cardiac, diabetes, pain management, wound care, and psychiatric services.

•	Pharmaceutical or biological products administered via non-oral means, which are frequently through injectable or infusion therapies;

•	Products delivered to the patients via express package or hand delivery and requiring special handling such as constant refrigeration or having an extremely limited shelf life;

•	Products that generally are administered in a non-hospital setting, including the physician office, specialty clinic or patients home.

•	The provision of pharmaceuticals or biological not managed under the traditional outpatient prescription drug benefit; and

•	Therapies that require complex care, patient education and continuous monitoring.

The major conditions these drugs treat include, but are not limited to: cancer, HIV/AIDS, hemophilia, hepatitis C, multiple sclerosis, infertility, Crohn’s disease, rheumatoid arthritis, and growth hormone deficiency.

•

Institutional Pharmacy Services, consisting of the provision of specialty and non-specialty pharmaceuticals and biological products to institutional clients or to patients in institutional settings such as nursing homes, hospices, and correctional facilities;

•

Durable Medical Equipment, consisting primarily of products for patient administered home care such as oxygen concentrators, liquid oxygen systems, continuous positive airway pressure or CPAP machines, nebulizers, diabetes management products and prosthetics;

•

Retail Pharmacy Products and Services, consisting primarily of walk-in sales at our three distribution facilities in Louisiana of complementary products including non-specialty pharmaceuticals, vitamins, supplements and nutritionals. We view our retail sales operations as a source of incremental revenue to us while providing value added service to our patients in the form of full service pharmacy offerings.

Our acquisition strategy for our pharmacy business, is to acquire such business in rural or exurban markets where the acquisition is complementary to our existing pharmacy business.

Strategic Alternatives

Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary rural and exurban based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

On November 8, 2007, SunLink announced that it received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC. which purports to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, SunLink announced that it has retained Stephens Inc. for the purpose of advising the Board of Directors of SunLink in connection with an evaluation of the Company’s strategic alternatives, including, among others, (i) the proposal by Resurgence Health Group, LLC to acquire SunLink for $7.50 per share in cash, (ii) consideration of other proposals submitted to the Company, and (iii) whether it would be in the best interest of SunLink, its shareholders and other applicable constituencies to remain an independent public company and continue to pursue SunLink’s existing business plan. There is no assurance that any transaction by SunLink will result from this evaluation of strategic alternatives. This evaluation of strategic alternatives is currently on-going.

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

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2008	2007	% Change	2008	2007	% Change
Net revenues	$39,407	$37,490	5.1%	$114,612	$106,049	8.1%
Cost of patient service revenues	(37,236)	(35,917)	3.7%	(110,886)	(103,790)	6.8%

Operating profit	2,171	1,573	38.0%	3,726	2,259	64.9%
Interest expense	(418)	(368)	13.6%	(1,264)	(1,018)	24.2%
Interest income	14	6	133.3%	47	21	123.8%

Earnings from Continuing Operations before Income Taxes	$1,767	$1,211	45.9%	$2,509	$1,262	98.8%

Admissions	2,505	2,709	(7.5%)	6,819	7,518	(9.3%)

Equivalent Admissions	6,490	6,862	(5.4%)	19,272	20,017	(3.7%)

Surgeries	1,114	1,239	(10.1%)	3,390	3,627	(6.5%)

Revenue per Equivalent Admission	$6,072	$5,463	11.1%	$5,947	$5,298	12.3%

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

Results of Operations

Net revenues for the quarter ended March 31, 2008 were $39,407 with a total of 6,490 equivalent admissions and revenue per equivalent admission of $6,072 compared to net revenues of $37,490, a total of 6,862 equivalent admissions and revenue per equivalent admission of $5,463 for the quarter ended March 31, 2007. The 5.1% increase in net revenues for the quarter ended March 31, 2008 was due to increased Medicare, self pay and commercial and other revenues, increases in fees charged for services at most facilities, a 11.1% increase in net revenues per equivalent admission, and increased revenue from state indigent care funds. Net revenues for the three months ended March 31, 2008 included an increase of $116 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to a net revenue decrease of $93 for the three months ended March 31, 2007. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 6.6% in the current year’s quarter. Net revenue for the three months ended March 31, 2008 and 2007, included net revenues of $1,628 and $406, respectively, from state indigent care programs. Net outpatient service revenues increased by $5,317, a 29.7% increase from last year to $23,230 for the three months ended March 31, 2008 and increased to 58.9% of net revenues from 47.8% last year.

Net revenues for the nine months ended March 31, 2008 were $114,612 with a total of 19,272 equivalent admissions and revenue per equivalent admission of $5,947 compared to net revenues of $106,049, with a total of 20,017 equivalent admissions and revenue per equivalent admission of $5,298 for the nine months ended March 31, 2007. The 8.1% increase in net revenues for the nine months ended March 31, 2008 was primarily due to increased Medicare and self pay revenues, increases in fees charged for services at most facilities, and a 1.2% increase in net revenues per equivalent admission and increased revenue from state indigent care funds. Net revenues for the nine months ended March 31, 2008 and 2007, included net revenues of $2,251 and $1,219, respectively, from state indigent care programs. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Net outpatient service revenues increased by $10,830, a 21.4% increase from last year to $61,341 for the nine months ended March 31, 2008 and increased to 53.5% of net revenues from 47.6% last year. Net revenues included an increase of $439 and a decrease of $300 for the nine months ended March 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues. We added seven net new doctors during the year ended June 30, 2007 and eight net new doctors during the nine months ended March 31, 2008. During the nine months ended March 31, 2008, SunLink expensed $432 on physician guarantees and recruiting expenses compared to $836 for the same period last year. We also have expended approximately $16,045 for capital expenditures to upgrade services and facilities since July 1, 2006. We believe the recent and ongoing upgrades to our services and facilities and the new doctors contributed to the increase in net revenues for the three and nine months ended March 31, 2008 compared to the same periods of the prior year. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Source
Medicare	43.3%	40.3%	41.1%	40.0%
Medicaid	12.3%	15.6%	14.0%	15.2%
Self pay	14.1%	13.9%	14.1%	13.0%
Commercial Insurance & Other	30.3%	30.2%	30.8%	31.8%

	100.0%	100.0%	100.0%	100.0%

During the three months ended March 31, 2008, we experienced a decrease in Medicaid as a percentage of net revenues with an increase in self pay net revenues as a percentage of net revenues compared to last year. In absolute dollars, Medicare net revenues increased in the three months ended March 31, 2008 compared to the prior year, but the increases were at lower rates than the overall 5.1% increase in net revenues.

Cost of patient service revenues, including depreciation, was $37,236 and $35,917 for the three months ended March 31, 2008 and 2007, respectively, and $110,886 and $103,790 for the nine months ended March 31, 2008 and 2007, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Salaries, wages and benefits	48.1%	47.5%	47.4%	49.9%
Provision for bad debts	12.8%	14.7%	14.7%	13.9%
Supplies	9.7%	11.1%	9.9%	11.3%
Purchased services	6.2%	6.0%	6.5%	6.3%
Other operating expenses	11.9%	11.8%	12.7%	11.6%
Rent and lease expense	2.0%	1.8%	2.0%	2.0%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three months ended March 31, 2008 primarily due to increased health insurance claims. Salaries, wages and benefits expense increased 6.3% in the current year’s quarter compared to the same quarter a year ago. Salaries, wages and benefits expense decreased as a percentage of net revenues for the nine months ended March 31, 2008 due to a significant increase in net revenues and decreased contract labor costs.

Provision for bad debts as a percent of net revenue decreased for the three months ended March 31, 2008 as compared to the prior year’s comparable period due to recording of $1,628 in state indigent care revenue, emphasis on better upfront collections, emphasis on better physician screening, and continued efforts to re-route non urgent self pay patients to after-hours clinics. Provision for bad debts as a percent of net revenue increased for the nine months ended March 31, 2008 as compared to the prior year’s comparable periods due to increases in charges for services rendered that could not be collected, fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. The increase in self pay revenues also resulted in a higher provision for bad debts due to the lower collection percentages for self-pay revenues.

Supplies expense decreased as a percentage of net revenue in the current year due to decreased admissions and surgeries. Purchased services increased slightly as a percentage of net revenues in the current year due to increased usage and cost of outside services such as radiology, nuclear medicine, anesthesiology, and MRI.

Other operating expenses for the three months ended March 31, 2008 remained relatively constant. However, other operating expenses for the nine months ended March 31, 2008 increased compared to the prior year’s comparable periods due to higher insurance costs and higher actuarially-determined liability for professional risks and $321 of acquisition-related and strategic alternatives review costs. Expenses for professional liability claims in the prior year’s nine months benefited from an approximately $937 reduction of expense based on the actuarially-determined liability for professional liability risks compared to an approximately $205 increase in expense for the nine months ended March 31, 2008.

Depreciation and amortization expense increased $250 and $622 for the three and nine months ended March 31, 2008 compared to the comparable prior year periods. The increase in the current year was due primarily to the approximately $16,045 of capital expenditures in the past 21 months.

Operating profit for the three months ended March 31, 2008 was $2,171 compared to operating profit of $1,573 for the three months ended March 31, 2007. The higher operating profit in the current year was primarily attributable to the increased net revenues from state indigent care programs. Operating profit for the nine months ended March 31, 2008 was $3,726 compared to operating profit of $2,259 last year. The increase in operating profit in the current year is attributable to the increased net revenues from state indigent care programs and lower salaries, wages and benefits expense due to lower contract labor costs.

Interest expense was $418 and $368 for the three months ended March 31, 2008 and 2007, respectively, and was $1,264 and $1,018 for the nine months ended March 31, 2008 and 2007, respectively. The higher interest expense in the current year was due to higher outstanding debt amounts.

Income tax expense of $831 ($781 federal tax and $50 state tax expense) and income tax expense of $599 ($526 federal tax and $73 state tax expense) was recorded for the three months ended March 31, 2008 and 2007, respectively. The $781 federal tax expense for the three months ended March 31, 2008 included $386 deferred income tax benefit. The $526 federal tax expense for the three months ended March 31, 2007 included $440 deferred income tax benefit. Income tax expense of $1,079 ($1,003 federal tax expense and $76 state tax expense) and $645 ($556 federal tax expense and $89 state tax expense) was recorded for the nine months ended March 31, 2008 and 2007, respectively. The $1,003 federal tax expense for the nine months ended March 31, 2008 included $1,118 deferred income tax benefit. The $556 federal tax expense for the nine months ended March 31, 2007 included $410 deferred income tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,800 at March 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,890. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $936 ($0.12 per fully diluted share) for the quarter ended March 31, 2008 compared to earnings from continuing operations of $612 ($0.08 per fully diluted share) for the comparable quarter last year. The higher earnings in the current year resulted from the higher operating profit. Earnings from continuing operations were $1,430 ($0.18 per fully diluted share) for the nine months ended March 31, 2008 compared to earnings from continuing operations of $617 ($0.08 per fully diluted share) for the comparable period last year.

The loss from discontinued operations after taxes of $241 ($0.03 per fully diluted share) in the nine months ended March 31, 2008 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $107 ($0.01 per fully diluted share) for the quarter ended March 31, 2008.

Net earnings were $829 ($0.11 per fully diluted share) in the quarter ended March 31, 2008 compared to net earnings of $459 ($0.06 per fully diluted share) in the quarter ended March 31, 2007. Net earnings for the nine months ended March 31, 2008 were $1,189 ($0.15 per fully diluted share) compared to $515 ($0.07 per fully diluted share) for the nine months ended March 31, 2007.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the ability to service debt and satisfy capital requirements and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA, is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjust for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the three and nine months ended March 31, 2008 and 2007, respectively, is shown below. SHL and HealthMont Facilities Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
SHL Facilities Adjusted EBITDA	$3,224	$2,838	$7,532	$6,963
HealthMont Facilities Adjusted EBITDA	1,471	745	3,522	1,636
Corporate overhead costs	(900)	(921)	(3,167)	(3,121)
Acquisition and strategic alternative expenses	(286)	—	(321)	—
Taxes and interest expense	(1,234)	(961)	(2,295)	(1,642)
Other non-cash expenses and net changes in operating assets and liabilities	(2,539)	(1,007)	(2,717)	(2,231)

Net cash provided by (used in) operations	$(264)	$694	$2,554	$1,605

Liquidity and Capital Resources

We generated $2,554 of cash from operating activities during the nine months ended March 31, 2008 compared to $1,605 of cash generated during the comparable period last year. The cash generated from operations in the current year resulted from $3,841 of depreciation and amortization during the first nine months offset by decreased accounts payable, increased patient receivables and income tax payments of $929.

On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility comprised of a revolving line of credit of up to $15,000 with an interest rate at LIBOR plus 2.91% (6.02% at March 31, 2008), a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% (7.02% at March 31, 2008) and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%. Debt outstanding under the facility as of March 31, 2008 was the SunLink Term Loan A of $7,722 and $10,445 of the revolving line of credit.

On April 23, 2008, SunLink terminated its $30,000 five-year senior secured credit facility. The Company paid off the entire balance outstanding under the 2004 Credit Agreement in connection with entering into a new Credit Agreement on April 23, 2008. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Agreement. A new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) was entered into on April 23, 2008 and is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (the “Term Loan”). The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $46,800 on the closing date. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility are estimated to be approximately $2,500. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on such credit facility.

We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients. We expended $7,009 for capital improvements at our hospitals during the nine months ended March 31, 2008 and also had $727 of property, plant and equipment received at March 31, 2008 but not yet paid for at that date. Subject to the availability of internally generated funds and other financing, we currently expect to expend approximately $1,000 during the remaining three months of the fiscal year ending June 30, 2008 for capital expenditures. The $1,000 includes $500 for the Dahlonega, Georgia major renovation.

SunLink’s strategy is to focus its efforts on internal growth of its existing operations and growth from selected healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and specialty pharmacy. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing hospitals involving substantial capital expenditures as well as the expenditure of significant amounts of capital for selected healthcare acquisitions.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months; however, our liquidity could be affected by the matters described under “Legal Proceedings” in Part II, Item 1 of this quarterly report. Our primary sources of liquidity are cash generated from continuing operations and availability under the new April 2008 SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $46,800 at April 23, 2008, the closing date of the new Credit Facility, of which $35,000 was outstanding under a term loan and $5,500 was outstanding under a revolving line of credit, after the initial funding of the Facility at closing. The current remaining availability of approximately $6,300 could be adversely affected by, among other things, lower earnings due to lower demand for our services by patients, change in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of our business segments.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2008 were as follows:

	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
Payments due in:
1 year	$785	$2,261	$272	$533
2 years	7,087	1,851	—	260
3 years	—	1,130	—	—
4 years	—	574	—	—
5 years	—	284	—	—
More than 5 years	—	1,460	—	—

	$7,872	$7,560	$272	$793

At March 31 2008, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2008 is a liability of $53 for one physician guarantee accounted for under the provisions of FSP FIN 45-3. SunLink expensed $116 and $189 for the three months ended March 31, 2008 and 2007, respectively, and expensed $432 and $836 for the nine months ended March 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2008.

At March 31, 2008, we had outstanding long-term debt of $7,872 of which $7,722 was incurred in connection with the SunLink Credit Facility and $150 was related to capital leases. Also outstanding at March 31, 2008 was a revolving line of credit loan of $10,445. On April 23, 2008, SunLink terminated its $30,000 five-year senior secured credit facility. The Company paid off the entire balance outstanding under the 2004 Credit Agreement in connection with entering into a new Credit Agreement on April 23, 2008.

Legal Proceedings and Claims with respect to Discontinued Operations

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On March 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in Krug UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 10 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2008, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $95 in the three months ended March 31, 2008 and $232 in the nine months ended March 31, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at March 31, 2007 related to the Beldray Lease Guarantee, as discussed above.

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

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the complaint and to vigorously pursue its counterclaim. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

Legal Proceedings and Claims with respect to Current Operations

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

Sarbanes-Oxley Section 404

We have finished the planning, documentation and most of the testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) in order to permit our management to be in a position to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2009, our internal controls over financial reporting as required by Sarbanes-Oxley. After reviewing several proposals from outside consulting firms to help us implement Sarbanes-Oxley during the fiscal year ending June 30, 2008, management decided to use in-house personnel to implement Sarbanes-Oxley compliant internal controls. While we currently are planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to satisfactorily implement the requirements of Section 404 of Sarbanes-Oxley with adequate compliance by June 30, 2008. Should we be unable to do so, we could be subjected to investigation by regulatory authorities, incur litigation costs and/or suffer loss of our listing on the American Stock Exchange of our common shares. Any such actions could adversely affect our financial results and/or the market price of our common shares.

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

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	346
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2008	$404

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently subject to a U.S. federal income tax examination for one tax year. Except for this examination, the Company is not subject to any current U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the nine months ended March 31, 2008 to $404. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $168 during the nine months ended March 31, 2008 to $174.

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

In March 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any future business combination transactions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect of adopting SFAS No. 161 on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $344 and $178 for the three months ended March 31, 2008 and 2007, respectively, and $783 and $427 for the nine months ended March 31, 2008 and 2007, respectively for such services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility. At March 31, 2008, borrowings under the facility of $18,167 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $182 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in Krug UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

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

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHCJ for funds paid to Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink further alleged that PHI breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of payment made under the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

SunLink denies that it has any liability to the Plaintiffs and intends to vigorously defend the claims asserted against SunLink in connection with the complaint and to vigorously pursue its counterclaim. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 and Part II Item 1 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A. of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Except as set forth below, or as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, we believe there have been no material changes from the risk factors previously disclosed in such Annual Report. You should carefully consider, in addition to the risk factors and other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

SunLink’s growth strategy depends in part on making successful acquisitions, via mergers, or otherwise, and on successfully integrating our recent acquisition of our pharmacy operations, which may expose SunLink to new liabilities.

As part of our growth strategy, SunLink will seek further growth through acquisitions, via mergers or otherwise, of rural and exurban healthcare businesses. We have sought to acquire and have acquired rural and exurban community hospitals, nursing homes and home health agencies, as well as other rural and exurban healthcare businesses. We may be subject to a variety of risks arising out of the acquisition of our new pharmacy business or other rural and exurban healthcare businesses. We intend, to the extent possible, to integrate the operations of acquired assets and entities with our existing organizational structure; although our pharmacy operations, like our community hospitals, will be conducted in one or more separate subsidiaries. In light of the diverse nature of our pharmacy operations and depending on the nature of other acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of Carmichael’s or other acquired companies may include, among other things:

•	unidentified liabilities of Carmichael’s or of other companies SunLink may acquire or merge with;

•	the potential failure to achieve economies of scale or synergies sought in our new pharmacy business or in other new rural or exurban healthcare businesses;

•	the possible inability to successfully integrate and manage acquired operations and personnel especially where such business is other than a community hospital or nursing home;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;

•	the inability to expand sales and marketing operations;

•	the inability to retain existing customers and attract new customers;

•	the loss of or inability to attract new key employees;

•	the inability to achieve consolidation of corporate and administrative operations and infrastructures;

•	the inability to achieve integration and management of the technologies and systems of the acquired entity, including the consolidation and integration of computer information systems;

•	the failure to identify and eliminate redundant and underperforming operations and assets;

•	unexpected costs associated with the termination of assumed contractual obligations and the timing thereof;

•	diversion of management’s attention from ongoing business concerns;

•	the possibility of unexpected tax costs or inefficiencies associated with the integration of the operations;

•

the possible need and unexpected cost to modify internal controls over financial reporting in order to comply with the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under; and

•	loss of customer goodwill.

For these reasons, we may fail to successfully complete the integration of Carmichael’s or any other acquired entity, or to realize the anticipated benefits of the acquisition of Carmichael’s or any other acquired entity. Actual cost savings and synergies which may be achieved from Carmichael’s or any other acquired entity may be lower than we expect and may take a longer time to achieve than we anticipate. Other acquisition related risks include risks associated with higher costs or unexpected difficulties or problems with acquired assets, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies and efficiencies. Whether within anticipated timeframes or at all, one or more of such acquisition-related risks, if realized, could have an adverse impact on our business, financial condition, results of operations, or operations.

Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although SunLink has policies which require acquired operations to implement SunLink compliance standards, and generally will seek indemnification from prospective sellers covering these matters, SunLink may become liable for past activities of acquired businesses. While SunLink received limited indemnification for certain potential liabilities in connection with its acquisition of Carmichael’s, there is no assurance such indemnification will be collectible or that any potential liabilities will not arise after expiration of such indemnification term.

We face numerous competitors and potential competitors in our pharmacy operations, many of whom are significantly larger and who have significantly greater financial resources.

There are many companies which provide one or more of the healthcare operations which comprise our pharmacy operations. Specialty pharmacy operators range from local or regional pharmacies to large public companies such as Option Care, Inc., a subsidiary of Walgreen Co., CVS Caremark Corporation, Priority Healthcare Corporation and MIM Corporation. Although we believe market penetration by large national companies into our existing market for our pharmacy operations has not been substantial, we cannot assure you that one of more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the rural and exurban areas in which we conduct or may seek to conduct one or more of the components of our pharmacy operations.

Our pharmacy operations, especially the specialty pharmacy component of such operations, may be adversely affected by industry trends in managed care contracting and consolidation.

A growing number of health plans are contracting with a single provider of specialty pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of specialty pharmacy services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business could be adversely affected.

Product recalls and withdrawal of FDA or other government entity approval of certain of the specialty pharmacy products we sell or may seek to sell may adversely affect our specialty pharmacy business.

Product recalls and withdrawals of products approvals of specialty pharmacy products we sell or may seek to sell may be encountered due to, among other reasons, safety concerns, effectiveness concerns, inconsistencies between clinical trial results and results obtained following widespread usage of a product and changes in regulatory policy on approved uses. If concerns should arise about the safety of a product or products we sell, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. The sale of pharmacy products involve an inherent risk of product liability claims and associated adverse publicity. Negative publicity with respect to a product could result in product liability claims, whether or not these claims are supported by applicable law. Although we source all of our products from what we believe are highly reputable pharmaceutical companies, we can not assure you that there will not be claims asserted against us even though we do not manufacture the products we sell. We currently have only limited product liability insurance, and there can be no assurance that we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business. A product liability claim brought against us in excess of our insurance coverage, if any, could have a material adverse effect upon our business, financial condition and results of operations.

Our pharmacy operations, especially the specialty pharmacy service line of such operations may be adversely affected by changes in government reimbursement regulations and payment levels.

Our initial pharmacy operations are expected to derive approximately 85% of their net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

Our durable medical equipment service line may be adversely affected by changes in government reimbursement regulations and payment levels, especially if our durable medical equipment service line becomes subject to competitive bidding procedures.

In 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also known as the Medicare Modernization Act (“MMA”). Regulations implementing the mandates under the MMA, reduced the reimbursement for healthcare providers in urban areas for a number of products and services provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). Competitive bidding is scheduled to begin in 10 of the largest metropolitan statistical areas in 2008, with 70 additional markets to be added in 2009 and nationwide implementation in 2010.

The Centers for Medicare & Medicaid Services (“CMS”) currently is implementing the competitive biding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. The program is designed to improve the effectiveness of Medicare’s DMEPOS payments, reduce beneficiary out-of-pocket costs and save the Medicare program money while ensuring beneficiary access to quality DMEPOS items and services by requiring suppliers to be accredited by a Medicare-recognized accreditation organization. Under the program, the single payment amount will become the Medicare allowed payment amount for the competitive bidding items for beneficiaries who reside in the designated CBAs. Consistent with current CMS practice, Medicare will pay contract suppliers 80 percent of the single payment amount for each competitively bid item. The beneficiaries will be responsible for the remaining 20 percent of the single payment amount.

As a result of the first round of the competitive bidding process, the amounts that Medicare will pay for the 10 product categories included in Round 1 of the DMEPOS Competitive Bidding Program overall average 26% less than Medicare’s previous payment amounts. After the program begins, bidders that did not become contract suppliers generally cannot receive Medicare payment for competitively bid items. However, they may choose to continue in the Medicare program as grandfathered suppliers for existing customers if they supply certain rented items or oxygen or oxygen equipment to Medicare beneficiaries. Bidders that do not become contract suppliers for the first round of bidding may bid in future rounds of competition. The current Medicare fee schedule payment amounts will continue for beneficiaries who do not reside in the first round CBAs and for items that are not subject to the Medicare DMEPOS Competitive Bidding Program.

On January 8, 2008, CMS announced 70 Metropolitan Statistical Areas (“MSAs”) and 10 product categories for the second round of the Medicare DMEPOS new competitive bidding program. The product categories include, among others,: Oxygen Supplies and Equipment; Enteral Nutrients, Equipment, and Supplies; Continuous Positive Airway Pressure (“CPAP”) Devices, Respiratory Assist Devices (“RADs”), and Related Supplies and Accessories; and Negative Pressure Wound Therapy (“NPWT”) Pumps and Related Supplies. The program is expected to be expanded into additional areas and products after 2009.

Although we are currently exempted under the Deficit Reduction Act of 2005 from the competitive acquisition program for DMEPOS, we cannot be sure such exemption will continue to be available in the future. Loss of such exemption could have an adverse effect on our results of operations.

Our specialty pharmacy service line may be adversely affected by changes in government reimbursement regulations and payment levels, especially if our specialty pharmacy service line becomes subject to competitive bidding procedures.

The MMA also created a new Medicare prescription drug benefit (beginning in 2006) and, more immediately, a prescription drug card program. On January 21, 2005, the CMS issued final rules implementing the portions of the MMA relating to the new prescription drug benefit.

In addition to these new programs, the MMA also made changes affecting payments for drugs under Medicare’s existing benefits. Section 303(c) of the MMA revised the payment methodology for Part B covered drugs that are not paid on a cost or prospective payment basis. In particular, section 303(c) of the MMA amended Title XVIII of the Act by adding section 1847A, which moved from a system based on average wholesale price or (“AWP”) to one based on a new average sales price (“ASP”) drug payment system. Since January 1, 2005, drugs and biologicals not paid on a cost or prospective payment basis are paid based on the ASP methodology. Principal among these latter changes was a modification in the method of calculating reimbursements for certain oncology, renal dialysis, and other drugs. There are exceptions to this general rule which are listed in the latest ASP quarterly change request (“CR”) document. The ASP methodology uses quarterly drug pricing data submitted to the CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis.

Beginning in January 2008, CMS’s outpatient prospective payment system began paying for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings. Such outpatient price represented a decrease from ASP + 6% and is part of a CMS plan to transition to even lower reimbursement rates of ASP +3% in calendar 2009.

Section 303(d) of the MMA also requires the implementation of a competitive acquisition program (the “Part B CAP”) for Medicare Part B drugs and biologicals not paid on a cost or prospective payment system basis. The Part B CAP is an alternative to the ASP methodology for acquiring certain Part B drugs which are administered incident to a physician’s services. Currently, the Part B CAP is a voluntary program that offers physicians the option to acquire many injectable and infused drugs they use in their practice from an approved Part B CAP vendor, thus reducing the time and cost of buying and billing for drugs. Currently, the CAP for Part B Drugs and Biologicals is only for injectable and infused drugs currently billed under Part B that are administered in a physician’s office, “incident to” a physician’s service.

In late 2005, CMS conducted the first round of bidding for approved Part B CAP vendors. The Part B CAP was implemented on July 1, 2006. The 2009-2011 CAP vendor bidding period concluded on February 15, 2008. Submitted applications are now being evaluated by CMS. A three year contract for 2009-2011 will be awarded to vendors for each program geographic area who have and maintain: 1) sufficient means to acquire and deliver competitively biddable drugs within the specified contract area; 2) arrangements in effect for shipping at least 5 days each week for the competitively biddable drugs under the contract and means to ship drugs in emergency situations; 3) quality, service, financial performance and solvency standards; and 4) a grievance and appeals process for dispute resolution. Up to five vendors may be selected, although only one vendor is currently approved. Approved Part B CAP vendors must also qualify for enrollment in Medicare. For 2009-2011, the Part B CAP will continue to have one geographic area which includes all 50 States, the District of Columbia, Puerto Rico, The United States Virgin Islands, American Samoa, Guam and the Northern Mariana Islands. Any Part B CAP Vendor must also be licensed in accordance with state and Federal requirements and in a manner that will allow the applicant to supply CAP drugs in the geographic area.

At least one Medicaid program has adopted, and other Medicaid programs, some states and some private payors may be expected to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for the drugs sold by our specialty pharmacy operations could reduce revenue and gross margins and could materially affect our current AWP based reimbursement structure with private payors.

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our specialty pharmacy operations or that we will continue to be able to operate our specialty pharmacy operations profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which we operate, or may seek to operate, in particular or that we would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

Our pharmacy business could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

In addition to the impact of MMA implemented or inspired changes, in order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, and to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. Any reductions in amounts reimbursable by other government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

The specialty pharmacy market may grow slower than expected which could adversely affect our revenues.

According to an analysis of IMS Health data, spending in the U.S. in 2006 for specialty drugs was $54 billion or 20% of overall prescription drug spending for that year. Sales of biotech products alone—a subset of specialty pharmaceuticals—are estimated by the same consultant to have reached $40 billion in 2006. Even more conservative estimates place the size of the specialty pharmacy market at between $18-$35 billion. Such estimates place the administrative spending for this segment at in excess of 10% of the pure cost of drug and care. A healthcare consulting firm has estimated that 95% of the 101 unique biopharmaceuticals in late-stage development in the U.S. are infusible and injectables and that there are over 800 specialty medications in phase one, phase two or phase three development. As a result, the percentage of spending for specialty pharmaceuticals may increase to more than $100 billion by 2010 and grow to represent more than 25 percent of total drug spending. We cannot predict whether the rate of actual future growth in product availability and spending will match projections, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicare on a timely basis or at all or at what rates. Adverse developments in any of these areas could have an adverse impact on our pharmacy business.

Our pharmacy operations depend on a continuous supply of key products. Any shortages of key products could adversely affect our business.

Many of the biopharmaceutical products distributed by our specialty pharmacy operations are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products we distribute are in short supply for long periods of time, this could result in a material adverse effect on our business and results of operations.

Our pharmacy operations are highly dependent on relationships with key suppliers and the loss of any of such key suppliers could adversely affect our business.

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for 53% percent of Carmichael’s total net sales in 2007. No other single supplier accounted for more than 2% of net sales during 2007. Our specialty pharmacy operations have a single source of supply for many of our key products, including the products supplied by Carmichael’s largest supplier, although our highest selling key product is and we believe would be available to us from other suppliers if our supplier for such product ceased doing business either generally or with us in particular. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

The loss of one or more of our larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of our pharmacy operations.

As is customary in the institutional pharmacy industry, our pharmacy operations generally do not have long-term contracts with our institutional pharmacy customers. Significant declines in the level of purchases by one or more of our larger institutional pharmacy customers could have a material adverse effect on our business and results of operations.

The high level of competition in our specialty pharmacy business may place pressure on profit margins in our pharmacy business and we may not be able to compete successfully.

The specialty pharmacy service line is highly competitive and is experiencing both horizontal and vertical consolidation. All of the products which we sell are available from sources other than us. The high level of competition in the specialty pharmacy business may be expected to place pressure on profit margins in such service line. Some of our competitors in the specialty pharmacy business have greater resources than we have. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations. Our current and potential competitors include:

•	other distributors specialty pharmacy products and services ;

•	regional and national full-line, full-service pharmaceutical and medical supply distributors;

•	pharmacy benefit management companies;

•	retail pharmacies;

•	home infusion therapy companies; and

•	manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices.

Our failure to maintain eligibility as a Medicare and Medicaid supplier could materially adversely affect our competitive position. Likewise, our failure to maintain and expand relationships with private payors, who can effectively determine the pharmacy source for their members, could materially adversely affect our competitive position.

Our pharmacy operations, like our other healthcare operations are highly regulated and if government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions and material limitations on our operations.

The service lines of our pharmacy operations are highly regulated. Carmichael’s and many of its customers are extensively regulated by federal, state and local government agencies. We are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, or DEA, the Food and Drug Administration, or FDA, State Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

Many states in which we deliver or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe our pharmacy operations comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to our pharmacy operations, they could have an adverse effect on our ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in those states by out-of-state retail or mail service pharmacies, whether in-state or out-of-state.

There are other statutes and regulations which may also affect distribution of our pharmacy products. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

We are subject to state and Federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed at each of our dispensing locations must also satisfy applicable state licensing requirements.

A majority of states now have some form of legislation restricting the ability to limit access to a pharmacy provider network. Subject to various geographic, managed care or other exceptions, such legislation (“any willing provider” legislation) may require us or our clients to admit any retail pharmacy willing to meet price and other terms for network participation in a pharmacy plan, or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. In addition, under Part D, CMS requires that if a Part D plan offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms. Many states with any willing provider statutes also permit a member suspected of substance abuse or who otherwise needs oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation may enable us to expand our existing pharmacy operations in Louisiana, by ensuring them access to all networks in this state.

Some states have enacted legislation that prohibits sponsors of pharmacy plans from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that plan members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers (“freedom of choice” legislation), or provide that a plan member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers.

The Federal government, as well as a number of states, have re-enacted legislation purporting to prohibit health plans from requiring or offering plan members financial incentives for use of mail order pharmacies.

Although we believe that our pharmacy operations have obtained or are obtaining the permits and/or licenses required to conduct our pharmacy operations, failure to have the necessary permits and licenses could have a material adverse effect on our pharmacy business, and our financial condition or results of operations. In addition, our pharmacy operations, like our other healthcare operations, are subject to federal and state regulations which govern financial and other arrangements between healthcare providers, including the federal anti-kickback statute and other fraud and abuse laws. Failure to comply with these laws and regulations could subject us to significant civil sanctions and could result in suspension of our operations.

Changes in average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, our pharmacy operations directly or indirectly at a percentage off a drug’s average wholesale price, or AWP. We also have contracted with some private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our pharmacy operations to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

Changes in market demographics may increase competition for certain of our community hospitals.

Some of our hospitals are located in exurban areas which are becoming more suburban or metropolitan. Such markets are likely to attract additional competitors, including satellite operations of tertiary hospitals. We cannot assure you that we will have the financial resources to fund capital improvements to our existing facilities, which may face additional competition, or that even if financial resources are available to us, projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on hospital revenues through lower patient utilization, increased difficulty in physician recruitment and otherwise as a result of increased competition.

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

Dated: May 14, 2008