Form 10-K
period 2008-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2008-09-26
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 24, 2008, there were 7,936,800 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2007 of the registrant’s common shares as reported by the American Stock Exchange amounted to $29,700,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 10, 2008, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

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

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	weather-related events such as flooding, and wind damage and population evacuations affecting areas we operate including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	Assumed liabilities discovered subsequent to an acquisition;

•	Our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set forth elsewhere in this report.

PART I

Item 1.	Business (all dollar amounts in thousands except share, per share and revenue per equivalent admission amounts)

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We are a provider of healthcare services in certain rural and exurban markets in the United States. References to our specific operations refers to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refers to the operations of our subsidiaries. Our business is composed of two business segments, healthcare facilities and pharmacy operations. Through our subsidiaries, we operate a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. Our community hospitals are acute care hospitals and have a total of 402 licensed beds. As part of our community hospital operations, we currently also operate (a) three nursing homes in two states, each of our current nursing homes is located adjacent to, or in close proximity with, certain of our community hospitals, and (b) four home healthcare agencies in three states, each of our current home health agencies is operated from certain of our community hospitals. Our nursing homes have a total of 261 licensed beds. Through a subsidiary acquired in April 2008, we also operate a specialty pharmacy business with four service lines. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”), HealthMont LLC (“HealthMont”) and SunLink ScriptsRx, LLC (“ScriptsRx”).

Our executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we file with the Securities and Exchange Commission (“SEC”) may be read at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Certain materials we file with the SEC may also be read and copied at or through our website.

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals for approximately $26,500. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA for approximately $40,000. On April 23, 2008, we acquired Carmichael for approximately $24,000.

Business Strategy: Operations, Acquisitions and Strategic Alternatives

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital, we do consider disposition of one or more of our facilities based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs. We likewise evaluate our strategic alternatives on an on-going basis.

Operations

Our operational strategy is focused on efforts to increase internal growth. Our primary operational strategy for our community hospitals is to improve the profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agencies is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls.

Finally, our operation strategy for our pharmacy operations is focused on integrating the recently acquired operations, increasing market share, increasing collection efforts, expanding services and implementing and maintaining effective cost controls.

Acquisitions

During the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale and monitored other selected rural and exurban healthcare acquisition targets which we believed might become available for sale.

On April 22, 2008, SunLink ScriptsRx, LLC acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334,448 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and has been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. Carmichael is included in our Specialty Pharmacy Segment.

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

Historically, we targeted the community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our rural and exurban markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunity for future growth. The focus of acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, the capital needs of our existing and potential operations within such segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing facilities and operations and other traditional factors.

Our primary market criteria for healthcare facility acquisitions continues to be community hospitals with net revenues of approximately $10,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of the two market area criteria.

We face competition for healthcare facility acquisitions primarily from for-profit management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urban acute-care hospitals and other healthcare facilities could have an adverse impact on our ability to acquire such hospitals and other healthcare facilities on favorable terms or at all,

We consider prices paid by others in recent years for certain hospital acquisitions to be higher than we would be willing to pay but we believe there may be opportunities for acquisitions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of individual or groups of hospitals in the future from other for-profit hospital operators seeking to re-align the focus of their portfolios.

Opportunities to acquire not-for-profit hospitals may improve. However, in recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe may have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for, and interest in, such reviews varies from state to state, the trend is toward increased governmental review authority for, and, in some cases, imposing conditions prior to, the approval of transactions involving a not-for-profit corporation selling a healthcare facility. Accordingly, even where the costs of acquiring not-for-profit hospitals improve, governmental review may make it more difficult to complete any such acquisitions.

Our acquisition strategy for nursing homes and home health operations is to acquire businesses in areas which are complementary to either our existing hospitals or our new pharmacy business or which are located in rural or exurban markets. Although we are focused on the internal growth and integration of our recently acquired pharmacy operations into our existing operations, our acquisition strategy for pharmacy operations similarly would be to acquire pharmacy operations in areas which are complementary to either our existing healthcare facility operations or our new pharmacy operations or which are located in rural or exurban markets.

As noted above, from time to time we may consider the disposition of one or more of our healthcare facilities, service lines or business segments, including if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

We also may, from time to time, consider the acquisition of other rural and exurban healthcare businesses which are not current part of our service lines or business segments.

Strategic Alternatives

On November 8, 2007, we announced that we had received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC which purported to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, we announced that we had retained Stephens Inc. for the purpose of advising our Board of Directors in connection with an evaluation of the Company’s strategic alternatives, including, among others, the proposal by Resurgence Health Group, LLC. Since retaining Stephens, SunLink has explored a number of strategic alternatives, none of which to date has been judged by our Board to be superior in terms of price and execution risk to continuing as an independent company and pursuing SunLink’s existing business plans. To continue the evaluation on an on-going basis, the Board has formed a standing Strategic Alternatives Committee of the Board of Directors to, among other things, conduct periodic evaluations of the Company’s strategic alternatives. Investors are cautioned that no inference should be drawn from the existence of such committee and its charter with respect to the probability that the Company will engage in any transaction as a result of the periodic evaluation of strategic alternatives, including with respect to any proposal previously submitted or which in the future may be re-submitted or newly presented to the Company.

Healthcare Facilities Operations

SunLink’s healthcare facilities segment is composed of three operational areas:

•	Our seven community hospitals;

•	Our three nursing homes, each of which is located in adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	Our four hospital related home health agencies, each of which operates for a corresponding SunLink community hospital.

Through our subsidiaries, we operate a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 402 licensed beds. In connection with our community hospital operations in certain communities, we also operate (a) three nursing homes located in two states: each of our current nursing homes is located adjacent to our community hospitals, and (b) four home healthcare agencies in three states, each of these home health agencies is operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facilities as of June 30, 2008 for the periods indicated.

	Fiscal Years Ended June 30,
	2006	2007	2008
Hospitals owned or leased at end of period	7	7	7
Licensed hospital beds (at end of period)	402	402	402
Hospital beds in service (at end of period)	295	327	327
Nursing home beds in service (at end of period)	261	261	261
Admissions	9,970	9,908	8,865
Equivalent Admissions(1)	25,163	26,903	25,390
Average length of stay (days)(2)	3.63	3.59	3.54
Patient days	36,176	35,562	31,388
Adjusted patient days(3)	89,305	93,822	88,929
Occupancy rate (% of licensed beds)(4)	24.65%	24.24%	21.39%
Occupancy rate (% of beds in service)(5)	33.51%	29.71%	26.23%
Net patient service revenues (in thousands)	$135,576	$143,645	$151,372
Net outpatient service revenues (in thousands)	$59,760	$68,234	$81,059
Net revenue per equivalent admissions	$5,388	$5,339	$5,962
Net outpatient service revenues (as a % of net patient service revenues)	44.08%	47.50%	53.55%

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

Sources of Revenue

Each SunLink hospital receives payments for patient care from Federal Medicare programs for older and disabled patients, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2006	2007	2008
Source
Medicare	69.2%	70.5%	70.1%
Medicaid	10.7%	10.1%	9.6%
Private and Other Sources	20.1%	19.4%	20.3%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2006	2007	2008
Source
Medicare	38.8%	39.8%	41.6%
Medicaid	16.4%	13.9%	14.1%
Private and Other Sources	44.8%	46.3%	44.3%

Total	100.0%	100.0%	100.0%

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

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. See “Item 1. Business—Government Reimbursement Programs—Medicare/Medicaid Reimbursement”.

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

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Management believes that, on an industry basis, managed care contracts generally are less important in rural and exurban markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in rural and exurban communities are covered by managed care or other reimbursement programs, all of which generally pay less than established charges for hospital services.

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally is designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in our facilities, equipment, personnel, rates and/or services in the future.

The hospital industry, including all of SunLink’s hospitals, continues to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically we have responded to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs and adding or expanding certain inpatient and ancillary services. Currently we expect to continue to respond to such trends in a similar manner subject to the availability of capital resources, and our evaluation of the continued utility of such historical responses.

Government Reimbursement Programs

A significant portion of SunLink’s healthcare facilities net revenues is dependent upon reimbursement from Medicare and Medicaid. Although the Federal government generally reviews payment rates under its various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the Federal government which currently begins on October 1 and ends on September 30 of each year.

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

DRG rate increases were 3.4%, 3.3%, 3.7%, 3.4%, and 3.5% for Federal fiscal years 2004, 2005, 2006, 2007, and 2008 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a market basket increases minus 0.55% in fiscal year 2003. For Federal fiscal year 2004 and thereafter, hospitals received the full market basket rate increase. BIPA also made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

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

In November 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). MMA requires hospitals to report specified quality data in order to receive full market basket rate increase on DRGs. Hospitals that do not report this information will receive the market basket percentage increase less 0.4 percentage points. On February 8, 2006 the President signed into law the Deficit Reduction Act of 2005 (“DRA”). The DRA provides that, beginning with the payment update for the federal fiscal year beginning October 1, 2006 and each subsequent federal fiscal year, the annual percentage increase amount will be reduced by 2.0 percentage points for specified hospitals that do not submit certain quality data. In addition, the DRA required that CMS begin to expand the “starter set” of 10 quality measures that have been used since 2003. For the hospital inpatient prospective payment system (“IPPS”) for the federal fiscal year beginning and after October 1, 2006, CMS added new measures to the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program to bring the total to 21 measures for such federal fiscal year and 27 for the federal fiscal years beginning October 1, 2007. All of SunLink’s hospitals are currently reporting the quality data and therefore receiving the full market basket rate increase.

Section 5001(c) of the DRA required HHS to implement rules pursuant to which hospitals must report the secondary diagnoses that are present on the admission (“POA”) of patients. By October 1, 2007, HHS was required to select at least two conditions that are: (1) high cost or high volume or both; (2) assigned to a higher paying DRG when present as a secondary diagnosis; and (3) reasonably preventable through application of evidence-based guidelines. Beginning October 1, 2008, cases with the selected conditions would not be assigned to a higher paying DRG unless they were present on admission. Currently CMS has selected nine conditions which are subject to such provisions.

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

•

extended indefinitely the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the MMA (these payment provisions are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000); and

•

establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of MMA.

Each year, on or about August 1, the Centers for Medicare & Medicaid Services (“CMS”) issue a final rule that implements changes to the hospital inpatient prospective payment system (IPPS) for subsequent federal fiscal years. The August 1, 2006 final rule expanded previously implemented changes that according to CMS take significant steps to improve the accuracy of Medicare’s payment for inpatient stays. The payment reforms, which are being phased in over time, align hospital payments more closely with the costs of a patient’s care by using hospital costs rather than charges, and by accounting more fully for the severity of the patient’s condition. The revised payments became effective for discharges on or after October 1, 2006.

The August 1, 2007 final rule adopted pursuant to MMA made further changes designed to continue to improve the accuracy of Medicare’s payment under the acute care IPPS. The IPPS payment reforms are designed to restructure the inpatient diagnosis-related groups (“DRGs”) to account more fully for the severity of each patient’s condition. In addition, the rule includes important provisions intended to ensure that Medicare no longer pays for the additional costs of certain preventable conditions (including certain infections) acquired in the hospital. The rule also reduces Medicare payments when a hospital replaces a device that is supplied to the hospital at no or reduced cost.

It is estimated that payments to all hospitals increased by an average of 3.5 percent for the federal fiscal year beginning October 1, 2007 when all provisions of the rule took effect, primarily as a result of a 3.3 percent market basket increase.

Payments to specific hospitals may increase more or less than the average depending on the patient mix of the specific hospital. For instance, urban hospitals generally treat more severely ill patients and are estimated to receive a 3.8 percent increase in payments. The rule created 745 new severity-adjusted DRGs to replace the previous 538 DRGs. Projected aggregate spending will not change as a result of the reforms. However, payments will increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill. The effect of the change in DRGs to our hospitals is unknown and depends on the acuity of services provided to future patients.

The rule also implemented a provision of the DRA that takes the first steps toward preventing Medicare from giving hospitals higher payment for the additional costs of treating a patient who acquires a condition (including an infection) during a hospital stay. Already the feature of many state health care programs, the DRA requires hospitals, effective as of October 1, 2007, to begin reporting secondary diagnoses that are present on the admission of patients, beginning with discharges on or after such date. Beginning on October 1, 2008, cases with these conditions are no longer paid at a higher rate unless these symptoms were present on admission. In order to improve the reliability of care in the nation’s hospitals, the rule identifies eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. The effect of the future implementation of this DRA provision to our hospitals is not known.

Prior to July 1, 2005, long-term care psychiatric units within hospitals were exempt from the prospective payment system, and were reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps. During a three year transition period beginning on July 1, 2005 such units were partially reimbursed based on a prospective payment system based on patient acuity with the remaining portion of the payment continuing to be reimbursed based on a cost based system. Under the transition period for the implementation of this new prospective system was 25% was reimbursed under the PPS system for the year ending June 30, 2006, and 50% was reimbursed under the PPS system for the year ending June 30, 2007 and 75% was reimbursed under the PPS system for the year ending June 30, 2008. Since July 1, 2008, long-term care psychiatric units are being reimbursed solely based on the federal inpatient psychiatric prospective payment rate. SunLink operates one psychiatric unit in one of its hospitals and believes this change will have a minimal effect on SunLink’s consolidated revenues.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2004, 2005, 2006, 2007, and 2008 the update factor were 4.5%, 3.3%, 3.7%, 3.4%, and 3.8% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

On November 1, 2007 the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule updating the hospital Outpatient Prospective Payment System (“OPPS”), effective for services furnished during calendar year (“CY”) 2008, which encourages higher quality and accessible health care through new payment policies and the reporting of quality measures. The final rule with comment period also updated the payment rates for the revised ambulatory surgical center (“ASC”) payment system, beginning in CY 2008.

According to CMS “The policies of the revised ASC payment system that are reflected in the 2008 payment rates further expand beneficiary choices by providing patients the flexibility to select, in consultation with their physicians, the most appropriate care setting for their particular surgical needs, the revised system takes a major step toward eliminating financial incentives for choosing one care setting over another, thereby placing patients’ needs first, increasing efficiencies, and leading to savings for both beneficiaries and the Medicare program.”

In this final rule, CMS also adopted the use of composite APCs to encourage efficiencies by providing one bundled payment for several major services. According to CMS “Composite APCs encourage even greater hospital efficiencies than expanding packaging by making a single payment for the totality of hospital outpatient care provided during an encounter.”

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2008. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2006, 2007 and 2008.

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RACs in place in all 50 states by 2010.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will look closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.

Medicaid In-Patient and Out Patient Reimbursement

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

Georgia — Historically, the state of Georgia has reimbursed Medicaid providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals received a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital’s capital cost allotment.

Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population. Beginning in Georgia’s fiscal year ended June 30, 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state. Since the implementation of the Medicaid HMO program, all SunLink hospitals receive reimbursement from three different contractors instead of a single source prior to the implementation. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, the SunLink hospitals have contracts the three HMO vendors and services are reimbursed 102% of the current interim rate determined by the Georgia Department of Community Health

Government Reimbursement Program Administration and Adjustments

The Medicare, Medicaid and CHAMPUS TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities.

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

SPECIALITY PHARMACY OPERATIONS

Our Specialty Pharmacy segment is operated through SunLink ScriptsRx, LLC (of which Carmichael’s Cashway Pharmacy, Inc. is currently the sole operating subsidiary) and is a pharmacy operations segment is composed of four material service lines:

1.

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

2.

Institutional Pharmacy Services, consisting of the provision of specialty and non-specialty pharmaceuticals and biological products to institutional clients or to patients in institutional settings such as nursing homes, hospices, and correctional facilities;

3.

Durable Medical Equipment, consisting primarily of products for patient administered home care such as oxygen concentrators, liquid oxygen systems, continuous positive airway pressure or CPAP machines, nebulizers, diabetes management products and prosthetics;

4.

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

Government Reimbursement Programs

As previously noted, in 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also known as the Medicare Modernization Act (“MMA”). Regulations implementing the mandates under the MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). The Centers for Medicare & Medicaid Services (“CMS”) had planned to implement the competitive biding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. The program has, however, been deferred indefinitely, and whether or not the program is implemented in the future is unknown.

We were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption would continue to be available in the future or that the program will be implemented in the future as it was originally designed . Loss of the exemption could have an adverse effect on our results of operation.

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

Beginning in January 2008, CMS’s outpatient prospective payment system began paying for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings. Such outpatient price represented a decrease from ASP + 6% and is part of a CMS plan to transition to even lower reimbursement rates of ASP +3% in calendar year 2009.

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

Competition

There are many companies which provide one or more of the healthcare operations which comprise our pharmacy operations. Home healthcare business competitors range in size from small entrepreneurial operations to rapidly expanding businesses with strategies for national operations such as Amedisys, Inc., Apria Healthcare Group, Inc., Gentiva Health Services, Inc., and Walgreen Co. Specialty pharmacy operators range from local or regional pharmacies to large public companies such as Option Care, Inc., a subsidiary of Walgreen Co., CVS Caremark Corporation, Priority Healthcare Corporation and MIM Corporation.

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

There continue to be Federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction and expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need (“CON”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink currently operates nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

In addition, future healthcare facility acquisitions may occur in states that require certificates of need. SunLink is unable to predict whether its healthcare facilities will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities.

Future healthcare facility acquisitions may occur in states that do not require certificates of need or which have less stringent CON requirements than the states in which SunLink currently operates healthcare facilities. Any healthcare facility operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors.

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

Emergency Medical Treatment and Active Labor Act

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

Pharmacy Operations Regulation

Overview

Much like our healthcare facility operations, our pharmacy operations are subject to various Federal and state statutes and regulations governing their operations including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminary access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that our pharmacy operations have obtained or are obtaining the permits and/or licenses required to conduct our pharmacy operations, failure to have the necessary permits and licenses could have a material adverse effect on our pharmacy business, and our financial condition or results of operations.

Mail Order Activities

Currently the activities of our hospital pharmacies are ancillary to the operations of the facilities they serve. In contrast, the operations of our pharmacy operations segment are stand-alone operations that, in addition to walk-in customers, distribute pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which we deliver or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe our pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to our pharmacy operations, they could have an adverse effect on our ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in those states by out-of-state retail or mail service pharmacies, whether in-state or out-of-state.

Advertising and Marketing Regulations

There are also other statutes and regulations which may also affect advertising, marketing and distribution of pharmacy products by our pharmacy operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

Healthcare Regulations of General Application

Licensing Requirements

SunLink’s healthcare operations are subject to extensive federal, state and local licensing requirements. In order to maintain their operating licenses, our healthcare facility operations must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to handle radioactive materials and operate certain equipment. All licenses, provider numbers, and other permits or approvals required to perform our business operations are held by individual subsidiaries of SunLink. Each of our hospital operating subsidiaries operates only a single hospital. All of SunLink’s hospitals, except the leased hospital in Dexter, Missouri, are fully accredited by JCAHO.

Drugs and Controlled Substances

Various licenses and permits are required by our healthcare facilities and pharmacy operations in order to dispense narcotics and operate pharmacies We are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, or DEA, the Food and Drug Administration, or FDA, State Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

HIPAA Transaction, Privacy and Security Requirements

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

Environmental Regulations

Our operations, especially our healthcare facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also generally are subject to various other environmental laws, rules and regulations.

SUNLINK OPERATIONS

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

Professional Liability

As part of our business, we are subject to claims of liability for events occurring in the ordinary course of operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts, which are commercially available, that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect.

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

Discontinued Operations and Related Contingent Obligations

Over the past 19 years we have discontinued operations carried on by our former Mountainside Medical Center and our former industrial and life sciences and engineering segments, and our former U.K. child safety, leisure marine, and housewares segments. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with our insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of the Company.

Beldray Limited

SunLink sold its former U.K. manufacturing subsidiary, Beldray Limited (“Beldray”), to two of Beldray’s managers in October 2001. Beldray has since entered into administrative receivership. KRUG International U.K. Ltd. (“KRUG UK”), a U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”) at a time when it owned Beldray. The Beldray Lease Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK made certain inquiries to SunLink and the subsidiary’s directors regarding the activities of KRUG UK prior to the liquidation to which SunLink has responded.

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

Employee and Labor Relations

As of June 30, 2008, SunLink employed 1,370 full-time and 475 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 22, 2008, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	59
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	49
Harry R. Alvis	Chief Operating Officer	63
George D. Shaunnessy	President – SunLink ScriptsRx, LLC	60
Jerome D. Orth	Vice President, Technical and Compliance Services	60
Jack M. Spurr, Jr	Vice President, Hospital Financial Operations	62

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

Mark J. Stockslager has been Chief Financial Officer of SunLink Health Systems, Inc. since July 1, 2007. He was interim Chief Financial Office from November 6, 2006 until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998 and was Corporate Controller from November 6, 1996 to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Harry R. Alvis has been Chief Operating Officer of SunLink Health Systems, Inc. since September 1, 2002 and Senior Vice President of Operations of SunLink Healthcare LLC since February 1, 2001. Mr. Alvis provided turn-around operational consulting services for New America Healthcare Corp. from March 2000 through January 2001. From August 1997 through August 1999, Mr. Alvis was Chief Executive Officer of River Region Health Systems in Vicksburg, Mississippi, a healthcare facility owned by Quorum Health Group, Inc. From August 1995 through August 1997, Mr. Alvis was the Chief Executive Officer of Greenview Hospital in Bowling Green, Kentucky, a healthcare facility owned by Hospital Corporation of America. From November 1987 through August 1995, Mr. Alvis was the Chief Executive Officer of Pinelake Medical Center in Mayfield, Kentucky; a facility owned by HealthTrust, Inc.

George D. Shaunnessy has been President of SunLink Homecare Services, LLC (which changed its name to SunLink ScriptsRx, LLC on August 26, 2008) since April 23, 2008. Mr. Shaunnessy was President and Chief Executive Officer of MedImagining, Inc, from 2002 to December 2007, Managing Partner and Chief Executive Officer of Affiliated Management Services, Inc., from 1997 to April 2008, and President, Chief Executive Officer and a director of Housecall Medical Resources, Inc. from 1991 to 1997. From 1978 to 1991, Mr. Shaunnessy has held executive positions with National Healthcare, Inc., Foster Medical Home Health Care, a division of Avon Products, Charter Medical Corporation and Hospital Affiliates International, Inc.

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

Consolidated Operations Risks

SunLink has a limited operating history in the community hospital business and a limited history of profitability.

Prior to February 1, 2001, SunLink operated in different business segments. SunLink had income from continuing operations of $2,009 for the fiscal year ended June 30, 2008; $1,577 for the fiscal year ended June 30, 2007; $4,181 for the fiscal year ended June 30, 2006; $4,383 for the fiscal year ended June 30, 2005; and $1,560 for the fiscal year ended June 30, 2003. Conversely, SunLink had losses from continuing operations of $1,267 for the fiscal year ended June 30, 2004; $2,080 for the fiscal year ended June 30, 2002; $319 for the three month transitional period ended June 30, 2001; and $881 for the fiscal year ended March 31, 2001; respectively. SunLink may experience operating losses from continuing operations in the future.

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

For the fiscal year ended June 30, 2008, our three Georgia hospitals generated approximately 45% of revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

SunLink depends heavily on its management personnel and the loss of the services of one or more of SunLink’s key senior management personnel could weaken SunLink’s management team.

SunLink has been, and will continue to be, dependent upon the services and management experience of its executive officers. If any of SunLink’s executive officers were to resign their positions or otherwise be unable to serve, SunLink’s management could be weakened and operating results could be adversely affected; however, to our knowledge, no key executive personnel intend to retire or terminate their employment with SunLink in the near future.

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

SunLink is and in the future could be subject to claims related to discontinued operations, hospitals sold by our HealthMont subsidiary prior to its acquisition, and claims related to the disposition of our former Mountainside Medical Center.

Over the past 19 years, SunLink has discontinued operations carried on by its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments and its former Mountainside Medical Center (by virtue of the sale of such facility whose original facility was one of our original hospitals). Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with our operations. SunLink intends to adjust our estimates of required reserves from time to time as additional information is developed and evaluated. However, SunLink believes that the final resolution of known contingencies will not have a material adverse impact on its financial position, cash flows, or results of operations.

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

Risks Related to Our Healthcare Facility Operations

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

SunLink depends heavily on its healthcare facility management personnel and the loss of the services of one or more of SunLink’s key local management personnel could weaken SunLink’s management team and its ability to deliver healthcare services.

SunLink’s success depends on its ability to attract and retain managers at its hospitals and related health care facilities, on the ability of hospital-based officers and key employees to manage growth successfully, and on their ability to attract and retain skilled employees. SunLink has not had any material difficulties in attracting healthcare facility management; however, if SunLink is unable to attract and retain affective local management, the operating performance of our facilities could decline.

SunLink’s success depends on its ability to attract and retain qualified healthcare professionals and a shortage of qualified healthcare professionals in certain markets could weaken our ability to deliver healthcare services.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 80% of its patient days and 56% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2008. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects.

Revenue and profitability of our healthcare facility operations, especially our community hospital operations, may be constrained by future cost containment initiatives undertaken by purchasers of healthcare services if SunLink is unable to contain costs.

Our community hospital operations derived approximately 44% of its net patient revenues for the fiscal year ended June 30, 2008 from private payors and other non-governmental sources who contributed approximately 20% of SunLink’s patient days. Our hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If we are unable to contain costs, especially in our hospital operations, through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

Our healthcare facilities, especially our community hospitals, face intense competition from other hospitals and healthcare providers which directly affect our segment and consolidated revenues and profitability.

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

The intense competition from other hospitals and other healthcare providers directly affects the market share of our community hospitals, as well as their and our revenues and profitability.

Changes in market demographics may increase competition for certain of our community hospitals.

Some of our hospitals are located in exurban areas which are becoming more suburban or metropolitan. Such markets are likely to attract additional competitors, including satellite operations of tertiary hospitals. We cannot assure you that we will have the financial resources to fund capital improvements to our existing facilities, which may face additional competition or that even if financial resources are available to us, projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on hospital revenues through lower patient utilization, increased difficulty in physician recruitment and otherwise as a result of increased competition.

SunLink’s hospitals are and our other healthcare facilities may be subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

All states in which SunLink currently operates hospitals and nursing homes have laws affecting acute care hospital facilities, nursing homes, ambulatory surgery centers and the provision of various services; such laws are known as “certificate of need” laws. Under such laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The required approval is known generally as a certificate of need or CON. A CON may be required for capital expenditures exceeding a prescribed amount, changes in hospital and nursing home bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink operates or in the future may own hospitals and other covered healthcare facilities could subject our hospitals to greater competition making it more difficult to operate profitably.

Risk Relating to our Pharmacy Operations.

Our pharmacy operations, especially the specialty pharmacy service line of such operations, may be adversely affected by changes in government reimbursement regulations and payment levels.

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

Although we are currently exempted under the Deficit Reduction Act of 2005 from the competitive acquisition program for DMEPOS, we cannot be sure such exemption will continue to be available in the future. Loss of such exemption could have an adverse effect on our results of operation.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for approximately 64% of Carmichael’s total net sales in 2007. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 22% of Carmichael’s total net sales in 2007. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

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

According to an analysis of IMS Health data, spending in the U.S. in 2006 for specialty drugs was $54,000,000 or 20% of overall prescription drug spending for that year. Sales of biotech products alone—a subset of specialty pharmaceuticals—are estimated by the same consultant to have reached $40,000,000 in 2006. Even more conservative estimates place the size of the specialty pharmacy market between $18,000,000 and $35,000,000. Such estimates place the administrative spending for this segment at in excess of 10% of the pure cost of drug and care. A healthcare consulting firm has estimated that 95% of the 101 unique biopharmaceuticals in late-stage development in the U.S. are infusible and injectables and that there are over 800 specialty medications in phase one, phase two or phase three development. As a result, the percentage of spending for specialty pharmaceuticals may increase to more than $100,000,000 by 2010 and grow to represent more than 25 percent of total drug spending. We cannot predict whether the rate of actual future growth in product availability and spending will match projections, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicare on a timely basis or at all or at what rates. Adverse developments in any of these areas could have an adverse impact on our pharmacy business.

Other Risks

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $47,000 credit facility (of which approximately $8,100 is available to borrow at June 30, 2008) and our additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or the price at which any securities might be offered. Such transactions might include, among others, the sale of common shares to outsiders or the offer to existing shareholders of the right to acquire additional shares. While the board of directors has not decided to effect any equity transaction at this time, it may do so in the future. Any equity transaction could result in dilution in the value of existing shares.

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

Item 1B.	Unresolved Staff Comments

SunLink has received a letter from the Staff of the SEC dated September 24, 2008 with respect to the Company’s Current Report on Form 8-K filed September 19, 2008. The Staff has inquired as to when the Company intends to file restated financials for Carmichael’s Cashway Pharmacy, Inc. The Company is currently preparing a response to the Staff.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased

Specialty Pharmacy Operations
Carmichael Cashway Pharmacy(2)	Crowley, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(3)	Lafayette, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(4)	Lake Charles, LA	N/A	April 22, 2008	Leased

Other
Corporate Offices(5)	Atlanta, GA	N/A	June 1, 1998	Leased
Medical Office Building	Jasper, GA	N/A	February 1, 2001	Owned

(1)	The lease expires in March, 2019.
(2)	Lease of approximately 25,000 square feet of store location, warehouse and office space. The lease expires in April 2013 and provides for a renewal of the lease for two five year terms.
(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2011.
(4)	Lease of approximately 4,000 square feet of store location and warehouse space. The lease expires in October 2008.
(5)	Lease of approximately 7,800 square feet of office space for corporate staff. The lease expires in September 2009.

Item 3.	Legal Proceedings

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink , be required to account for, repay or restore such funds to the liquidator of KRUG UK. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving the transfer of such funds, SunLink has indemnification obligations to the former directors of KRUG UK. Each of the directors of KRUG UK and SunLink have now been served. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively, “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia,

alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a “PMI”), Southern Health Corporation of Jasper, Inc. (“SHJI”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.), and SunLink (collectively, “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seek to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seek a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees under the Agreement and Georgia law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHJI for funds paid Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments SunLink contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink also alleged that PMI breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payments made from the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees under the Agreement and Georgia law. The Court has scheduled a hearing on all pending summary judgment and discovery motions for September 26, 2008.

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

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2008 (July 1, 2007—June 30, 2008)
Fourth Quarter	$6.26	$4.75
Third Quarter	6.70	5.41
Second Quarter	6.50	5.95
First Quarter	6.55	6.00
Fiscal 2007 (July 1, 2006—June 30, 2007)
Fourth Quarter	$7.35	$6.15
Third Quarter	7.30	6.65
Second Quarter	9.00	6.62
First Quarter	10.15	7.65

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

Holders

As of June 30, 2008 there were approximately 600 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2008 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	4,000	$5.48	0
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	322,875	$3.27	0
2005 Equity Incentive Plan	781,605	$7.82	49,070

	1,190,980	$6.20	49,070

Equity compensation plans not approved by security holders:
None	0	0	0

Total	1,190,980	$6.20	49,070

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the American Stock Exchange Composite Index. Peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Associations Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Prezzo PLC, Rehabcare Group Inc., Tenet Healthcare Corp., and Universal Health Services Inc.

	6/03	6/04	6/05	6/06	6/07	6/08
SunLink Health Systems, Inc.	100.00	230.29	326.97	410.79	262.24	199.59
AMEX Composite	100.00	128.79	165.82	204.19	253.70	243.41
Peer Group(1)	100.00	146.46	202.73	152.93	200.18	126.73

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2004, 2005, 2006, 2007 and 2008 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and Carmichael and the disposition of Mountainside Medical Center. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2004	2005	2006	2007	2008
Net revenues	$112,436	$128,732	$135,576	$143,645	$158,431
Earnings (loss) from continuing operations	(1,267)	4,383	4,181	1,577	2,009
Net earnings	13,425	4,540	3,909	1,396	1,616
Earnings (loss) per share from continuing operations:
Basic	(0.20)	0.61	0.58	0.21	0.26
Diluted	(0.20)	0.57	0.53	0.20	0.26
Net earnings per share:
Basic	2.15	0.63	0.54	0.19	0.21
Diluted	2.15	0.59	0.50	0.18	0.21
Total assets	63,152	70,113	74,303	77,843	111,624
Long-term debt, including current maturities	7,392	10,042	9,393	8,536	37,962
Shareholders’ equity	$24,904	$29,301	$34,352	$36,024	$40,244

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. For a listing and a discussion of such factors, which could cause actual results, performance and achievements to differ materially from those anticipated, see Certain Cautionary Statements—Forward Looking Information and Item 1A included elsewhere in this Annual Report on Form 10-K.

Year in Review and Recent Developments

During the year ended June 30, 2008, we concentrated our efforts on the operations and improvement of our existing hospitals, the acquisition of Carmichael, which was completed in April 2008, and the evaluation of strategic alternatives.

On April 23, 2008, we acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334,448 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and has been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. Carmichael is included in Specialty Pharmacy Segment.

Strategic Alternatives

On November 8, 2007, we announced that we had received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC which purported to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, we announced that we had retained Stephens Inc. for the purpose of advising our Board of Directors in connection with an evaluation of the Company’s strategic alternatives, including, among others, the proposal by Resurgence Health Group, LLC. Since retaining Stephens, SunLink has explored a number of strategic alternatives, none of which to date has been judged by our Board to be superior in terms of price and execution risk to continuing as an independent company and pursuing SunLink’s existing business plans. To continue the evaluation on an on-going basis, the Board has formed a standing Strategic Alternatives Committee of the Board of Directors to, among other things, conduct periodic evaluations of the Company’s strategic alternatives. Investors are cautioned that no inference should be drawn from the existence of such committee and its charter with respect to the probability that the Company will engage in any transaction as a result of the periodic evaluation of strategic alternatives, including with respect to any proposal previously submitted or which in the future may be re-submitted or newly presented to the Company.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

Receivables-net and Provision for Bad Debts

Receivables-net for our healthcare facilities segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to hospital facility patients. Receivables-net for our specialty pharmacy segment primarily consists of amounts due from third-party payors; institutions such as nursing homes, home health, hospice, hospitals; pharmacy stores; Medicaid Part D program; and customers from providing pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. Our allowance for doubtful accounts, included in our balance sheets as of June 30 was as follows:

2008—$14,138; and

2007—$10,197.

Our provision for bad debts, included in our results of operations, was as follows :

2008—$22,013

2007—$19,580; and

2006—$14,987.

The largest component of bad debts in our patient accounts receivable for our healthcare facilities and specialty pharmacy segments relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

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

If net revenues during fiscal 2008 were changed by 1%, our 2008 after-tax income from continuing operations would change by approximately $1,028 or diluted earnings per share of $0.13.

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

Receivables-net and Provision for Bad Debts (continued)

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

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient or service to the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improved performance. The selection of collection agencies and the timing of the referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Receivables-net and Provision for Bad Debts (continued)

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

	Days Outstanding [1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	>180	Total
Medicare	$4,466	$643	$371	$187	$181	$83	$178	$6,109
Commercial	3,277	936	474	277	178	181	317	$5,640
Medicaid	1,481	469	198	155	116	76	170	$2,665
Self Pay	219	171	144	137	94	40	105	$910

Total	$9,443	$2,219	$1,187	$756	$569	$380	$770	$15,324

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

Revenue recognition / Net Patient Service Revenues

For our healthcare facilities segment, we recognize revenues in the period in which services are provided. For our specialty pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 86.0% of our revenues during 2008 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—41.6%;

Medicaid—14.1%; and

Commercial insurance—30.3%.

Revenues are recorded at estimated amounts due from patients, third-party payors, institutions, pharmacies, and others for healthcare and pharmacy services and goods provided net of contractual discounts pursuant to contract or government payment rates. Estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are estimated manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience on a periodic basis.

Accounts receivable primarily consist of amounts due from third party payors, institutions, pharmacies, and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

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

2008—$1,259;

2007—$266; and

2006—$312.

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

For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting

If our overall estimated contractual discount percentage on all of our commercial revenues during 2008 were changed by 1%, our 2008 after-tax income from continuing operations would change by approximately $298. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to

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

2008—$9,453; and

2007—$2,944.

The goodwill resulted from the 2004 acquisition of HealthMont, Inc. and the 2008 acquisition of Carmichael.

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

We performed our annual testing for goodwill impairment as of June 30, 2008 and 2007 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

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

Goodwill and accounting for business combinations (continued)

twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

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
Professional and general liability claims (continued)

individual malpractice claims. For the periods, March 1, 2006 to February 28, 2007, March 1, 2007 to February 28, 2008, and March 1, 2008 to February 28, 2009 our self-insured retention level was or will be $1,000 on individual malpractice claims.

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

2008—$2,918; and

2007—$2,762.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2008—$ 1,283;

2007—$ 127; and

2006—$782.

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

2008—$2,317; and

2007—$1,745.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2008—$2,810; and

2007—$2,898.

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

Our deferred tax assets exceeded our deferred tax liabilities by $2,317 as of June 30, 2008, excluding the impact of valuation allowances. We generated federal taxable income in fiscal years 2008, 2007 and 2006. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2008, we would incur approximately $156 of additional tax payments for 2008 plus applicable penalties and interest.

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

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	Years Ended June 30,
	2006	2007	2008
Net Revenues—Healthcare Facilities	$135,576	$143,645	$151,372
Net Revenues—Specialty Pharmacy	—	—	7,059

Total Net Revenues	135,576	143,645	158,431
Costs and expenses	127,949	139,231	153,026

Operating Profit	7,627	4,414	5,405
Interest Expense	(1,146)	(1,462)	(2,114)
Interest Income	75	69	72
Loss on early repayment of debt	—	—	(267)

Earnings from Continuing Operations Before Income Taxes	$6,556	$3,021	$3,096

Healthcare Facilities Segment:
Admissions	9,970	9,908	8,865

Equivalent Admissions	25,163	26,903	25,390

Surgeries	4,900	4,847	4,422

Revenue per Equivalent Admission	$5,388	$5,339	$5,962

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

Results of Operations

Our net revenues are from our two business segments, healthcare facilities and specialty pharmacy. The operations of SunLink’s former Mountainside Medical Center which was operated during these periods is reported in discontinued operations for all periods discussed.

Healthcare Facilities Segment

Net revenue for the year ended June 30, 2008 were $151,372 with a total of 25,390 equivalent admissions and revenues per equivalent admission of $5,962 compared to net revenues of $143,645, a total of 26,903 equivalent admissions and revenues per equivalent admission of $5,339 for the year ended June 30, 2007. The 5.3% increase in net revenues for the year ended June 30, 2008 was due primarily to increased Medicare, self pay and commercial and other revenues, increases in fees charged for services at most facilities, a 11.7% increase in net revenues per equivalent admission, and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2008 included an increase of $992 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to a net revenue decrease of $45 for the fiscal year ended June 30, 2007. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 3.4% in the current fiscal year. Net revenue for the fiscal year ended June 30, 2008 and 2007, included net revenues of $3,049 and 3,481 respectively, from state indigent care programs. Net outpatient service revenues increased $12,825, an 18.8% increase from last year to $81,059 and increased to 53.6% of net revenues from 47.6% last year.

Net revenue for the year ended June 30, 2007 were $143,645 with a total of 26,903 equivalent admissions and revenues per equivalent admission of $5,339 compared to net revenues of $135,576, a total of 25,163 equivalent admissions and revenues per equivalent admission of $5,388 for the year ended June 30, 2006. The 6.0% increase in net revenues for the year ended June 30, 2007 was primarily from a 6.9% increase in equivalent admissions and a 30.2% increase in self pay net revenues. Net outpatient service revenues increased $8,474, a 14.2% increase from last year to $68,234 and increased to 47.5% of net revenues from 44.1% last year. Net revenues for the years ended June 30, 2007 and 2006 included $3,481 and $3,156, respectively, from state indigent care programs.

The recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues in the years ended June 30, 2008, 2007 and 2006, respectively. We added nine net new doctors during the year ended June 30, 2008, seven net new doctors during the year ended June 30, 2007, and 13 net new doctors during the year ended June 30, 2006. During the year ended June 30, 2008, SunLink expensed $747 on physician guarantees and recruiting expenses compared to $1,098 last year. We also have expended approximately $17,374 for capital expenditures to upgrade services and facilities since July 1, 2006. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the years ended June 30, 2008 and 2007, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

The following table sets forth the percentage of net patient revenues from various payors for the Healthcare Facilities segment for the periods indicated:

	Years Ended June 30,
	2006	2007	2008
Source
Medicare	38.8%	39.8%	41.6%
Medicaid	16.4%	13.9%	14.1%
Self pay	11.6%	14.2%	14.0%
Commercial Insurance & Other	33.2%	32.1%	30.3%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2008, we experienced a decrease in Commercial Insurance and Other as a percentage of net revenues and an increase in Self-pay revenues. The changes were due primarily to increased patients without medical insurance and increasing deductibles and co-insurance required for insured patients. Medicare net revenues increased 9.3% in the fiscal year ended June 30, 2008 and increased 1.8% as a percentage of total net revenues in fiscal year 2008 compared to fiscal year 2007. During the fiscal year ended June 30, 2007, we experienced a decrease in Medicaid as a percentage of net revenues and an increase in Self-pay. In each case, the changes were due primarily to increased managed care patients and increased out-patient revenues.

Specialty Pharmacy Segment

On April 22, 2008 SunLink acquired Carmichael. Net revenue for the year ended June 30, 2008 increased $7,059 as a result of the acquisition.

Cost and Expenses

Costs and expenses, including depreciation and amortization, were $153,026, $139,231, and $127,949, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2006	2007	2008
Cost of goods sold	0.0%	0.0%	2.89%
Salaries, wages and benefits	49.4%	49.1%	46.6%
Provision for bad debts	11.0%	13.6%	13.9%
Supplies	10.5%	10.8%	9.2%
Purchased services	6.4%	6.3%	6.3%
Other operating expenses	12.6%	12.1%	12.5%
Rent and lease expense	1.8%	1.9%	1.7%

Cost of goods sold was approximately 64.7% of revenue for the Specialty Pharmacy segment.

Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2008 compared to the prior year due to a 10% increase in net revenues, the addition of specialty pharmacy business which has a lower percentage of labor cost to revenue than the hospital facilities businesses and as a result of our wages cost control strategy implemented in fiscal year 2008. Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2007 compared to the prior year due to lower cost of defined contribution employee 401-K plan and share option compensation expense.

Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2008 compared to the prior year due to increases in charg es for services rendered that could not be collected, fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. The increase in self pay revenues also resulted in a higher provision for bad debts due to the lower collection percentages for self-pay revenues. Self-pay revenues increased $702 or 3.4% in the current fiscal year. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2007 compared to the prior year due to increases in charges for services rendered that could not be collected, overall decreased collections as a percentage of net revenues and higher self-pay net revenues during the year. Self-pay net revenues increased $3,224 or 30.2% in the year ended June 30, 2007 compared to the prior year.

Supplies expense decreased as a percentage of net revenues in the year ended June 30, 2008 compared to the prior year due to decreased admissions and surgeries. Supplies expense increased as a percentage of net revenues in the year ended June 30, 2007 compared to the prior year due to higher costs of supply items.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2008 compared to the prior year due to higher expense for professional liability which includes the cost of insurance and higher actuarially-determined liability amounts. Other operating expenses decreased as a percentage of net revenues in the year ended June 30, 2007 compared to the prior year due to lower expense for professional liability which includes the cost of insurance and lower actuarially-determined liability amounts.

Depreciation and amortization expense was $5,512, $4,400, and $3,400 for the years ended June 30, 2008, 2007 and, 2006, respectively. The increase in fiscal years 2008 and 2007 depreciation and amortization expense resulted from the $17,374 spent for new equipment for all hospitals and the renovation of one facility over the past two fiscal years.

Operating profit was $5,405, $4,414, and $7,627 for the years ended June 30, 2008, 2007 and, 2006, respectively. The increase in operating profit in the year ended June 30, 2008 compared to the prior year was due to settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of a lease guarantee obligation recorded during the HealthMont acquisition for a facility the Company did not occupy . The decrease in operating profit in the year ended June 30, 2007 compared to the prior year was mainly due to significant increase in the bad debt provision and the increase in depreciation and amortization expense. The increase in operating profit in the year ended June 30, 2006 compared to the prior year was mainly due to the increase in net revenues and lower professional liability risks.

Interest expense was $2,114, $1,462, and $1,146 for the years ended June 30, 2008, 2007 and, 2006, respectively. The increase in fiscal years 2008 and 2007 interest expense resulted from higher outstanding debt amounts due to capital expenditures and the $19,000 paid in cash in April 2008 for Carmichael. In April 2008, we entered into a new $47,000 seven-year senior secured credit facility agreement. As of June 30, 2008, our outstanding balance on our new credit agreement is $38,754. As of June 30, 2007, our outstanding balance on our prior credit agreement was $12,922.

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Agreement. A loss on early repayment of debt of approximately $267 was recorded in April 2008 as a result of writing-off remaining unamortized prepaid debt cost of the 2004 credit facility. The additional borrowing capacity in the new credit facility was needed for funding the acquisition of Carmichael.

We recorded income tax expense of $1,087 ($1,053 federal and $34 state tax expense) for the year ended June 30, 2008 compared to income tax expense of $1,444 ($1,272 federal and $172 state tax expense) for the year ended June 30, 2007 and income tax expense of $2,375 ($2,120 federal and $255 state tax expense) for the year ended June 30, 2006. The $1,053 federal tax expense for the year ended June 30, 2008 included an $848 deferred tax benefit. The $1,272 federal tax expense for the year ended June 30, 2007 included a $185 deferred tax benefit. The $2,120 federal tax expense for the year ended June 30, 2006 included a $147 deferred tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,633 at June 30, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,810 of our $5,127 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $2,317 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations were $2,009 ($.26 per fully diluted share) for the year ended June 30, 2008 compared to earnings from continuing operations of $1,577 ($0.20 per fully diluted share) for the year ended June 30, 2007 and $4,181 ($0.53 per fully diluted share) for the year ended June 30, 2006. Earnings from continuing operations in fiscal 2008 increased from fiscal 2007 due to increased operating profit which resulted from settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of the lease guarantee obligation recorded during the Healthmont acquisition. Earnings from continuing operations in fiscal 2007 decreased from fiscal 2006 due to decreased operating profit which resulted from higher provision for bad debts and depreciation and amortization expense and a higher effective income tax rate in fiscal 2007. Earnings from continuing operations in fiscal 2006 decreased from fiscal 2005 due to a higher effective income tax rate in fiscal 2006 due to lower net operating tax loss carry-forwards available in fiscal 2006.

Loss from discontinued operations of $393 for the year ended June 30, 2008 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations of $181 for the year ended June 30, 2007 resulted from $103 of losses after tax benefit from Mountainside, primarily due to legal expenses and $78 of after tax benefit losses resulting from domestic pension items. Loss from discontinued operations for the year ended June 30, 2006 of $272 resulted from $390 of losses after tax benefit from Mountainside, primarily due to $588 of unfavorable settlements of prior years Medicaid cost reports relating to periods prior to SunLink’s sale of Mountainside, reduced by $118 of earnings of domestic pension items.

Net earnings for the year ended June 30, 2008 were $1,616 ($0.21 per fully diluted share) compared to net earnings of $1,396 ($0.18 per fully diluted share) for the year ended June 30, 2007 and $3,909 ($0.53 per fully diluted share) for the year ended June 30, 2006.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable Segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by (used in) operations for the years ended June 30, 2008, 2007 and 2006, respectively, is shown below.

	Years ended June 30,
	2006	2007	2008
Healthcare Facilities Adjusted Ebitda	$16,303	$12,865	$14,921
Specialty Pharmacy Adjusted Ebitda	—	—	821
Corporate overhead costs	(5,276)	(4,051)	(4,451)
Taxes and net interest expense	(3,446)	(2,837)	(2,950)
Other non-cash expenses and net changes in operating assets and liabilities	(3,075)	(1,228)	(6,661)

Net cash provided by operations	$4,506	$4,749	$1,680

Liquidity and Capital Resources

We generated $1,680 of cash from operations during the year ended June 30, 2008 compared to $4,749 from operations during the comparable period of the prior year. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation offset by decreased revolving debt, decreased third party payor settlements, increased prepaid and other current assets, cash used in discontinued operations and income taxes paid.

We generated $4,749 of cash from operations during the year ended June 30, 2007 compared to $4,506 from operations during the year ended June 30, 2006. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation and decreased net patient receivables offset by decreased accounts payable and accrued expenses, increased prepaid and other current assets, cash used in discontinued operations and income taxes paid.

SunLink expended $8,337, $9,037 and $8,012 for capital expenditures at our hospitals (included in continuing operations) during the years ended June 30, 2008, 2007 and 2006, respectively. These capital expenditures were primarily for new and replacement equipment and the Dahlonega projects. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. To date, SunLink has made no commitments related to the replacement hospital. However, SunLink exercised its option to purchase land, the seller failed to close, and SunLink and the seller of the land are currently in litigation and the outcome is uncertain. Cost for such property is approximately $3,300. Except for the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

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

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Agreement. A loss on early repayment of debt of approximately $267 was recorded in April 2008 as a result of writing-off remaining unamortized prepaid debt cost of the 2004 credit facility.

A new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) was entered into on April 23, 2008 and is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at 6/30/08) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at 6/30/08) (the “Term Loan”). The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $47,000 on the closing date. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,115. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink Credit Facility. The total availability of credit under all components of the SunLink Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of $47,000 at June 30, 2008, of which $34,854 was outstanding under a term loan and $3,900 was outstanding on a revolver loan. The current remaining availability of approximately $8,246 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at June 30, 2008 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2008.

Payments Due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt
1 year	$1,844	$150	$2,502	$139	$2,671	$234
2 years	1,764	300	2,048	0	2,521	216
3 years	1,750	300	1,128	0	2,383	192
4 years	1,750	300	589	0	2,247	168
5 years	1,750	300	315	0	2,110	144
More than 5 years	26,104	1,650	1,400	0	2,041	132

	$34,962	$3,000	$7,982	$139	$13,973	$1,086

At June 30, 2008 SunLink had a contract with one physician which contained guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 are accounted for under the provisions of FSP FIN 45-3. See Note 2 – “Summary of Significant Accounting Policies—Recent Accounting Standards” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or he/she would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2008 is a liability of $130 for physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $747, $1,098, and $1,699, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

At June 30, 2008, we had outstanding long-term debt of $34,962 of which $34,854 was incurred in connection with the SunLink Credit Facility and $108 was related to capital leases. At June 30, 2007, we had outstanding long-term debt of $8,536 of which $8,222 was incurred in connection with the SunLink Credit Facility and $314 was related to capital leases.

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively, “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a “PMI”), Southern Health Corporation of Jasper, Inc. (“SHJI”),

SunLink Healthcare LLC (formerly SunLink Healthcare Corp.), and SunLink (collectively, “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seek to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees under the Agreement and Georgia law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to reimburse SHJI for funds paid Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments SunLink contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink also alleged that PMI breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payments made from the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees under the Agreement and Georgia law. The Court has scheduled a hearing on all pending summary judgment and discovery motions for September 26, 2008.

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

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink, be required to account for, repay or restore such funds to the liquidator of KRUG UK. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving the transfer of such funds, SunLink has indemnification obligations to the former directors of KRUG UK. Each of the directors of KRUG UK and SunLink have now been served. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2008, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $306 in the fiscal year ended June 30, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2008 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) in order to permit our management to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report on Internal Control Over Financial Reporting” on Item 9A of this Annual Report on Form 10-K for our assessment. After reviewing several proposals from outside consulting firms to help us implement Sarbanes-Oxley during the fiscal year ending June 30, 2008, management decided to use in-house personnel to implement Sarbanes-Oxley compliant internal controls.

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

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	23
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2008	$58

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

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount remained unchanged during the fiscal year ended June 30, 2008 to $58. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $4 during the fiscal year ended June 30, 2008 to $10.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 159 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160 on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,154, $624, and $564 to these law firms in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the SunLink Credit Facility completed in April 2008. Borrowings of $3,900 at June 30, 2008 were outstanding under the SunLink Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $39 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of one of our subsidiaries—Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) that we acquired on April 23, 2008. Such subsidiary represented approximately 25% of our total consolidated assets at June 30, 2008. In our Report on Form 10-K for the year ended June 30, 2009, we will be required to provide an assessment of our compliance that takes into account an assessment of Carmichael and all of our other currently existing subsidiaries as of June 30, 2009.

Since the April 2008 acquisition of Carmichael, (see Note 3 to the financial statements included in this report), we have focused upon integrating the operations acquired into our disclosure controls and procedures and internal controls. On September 17, 2008, we announced that the financial statements of Carmichael for the periods June 1, 2006 through December 31, 2006, January 1, 2007 through December 31, 2007 and January 1, 2008 through April 22, 2008, should not be relied upon and that we expect the audited financial statements of Carmichael to be restated to adjust the pre-acquisition periods previously reported in our Current Report on Form 8-K filed on July 9, 2008.

As previously reported, we reached our conclusion based on information reviewed by SunLink’s Management, SunLink’s Audit Committee and SunLink’s independent registered public accounting firm that the Carmichael financial statements contain errors that include the amount of customer receivables and which relates to pre-acquisition collections, bad debts policies and Carmichael collection activities. Based on current information, we believe the receivables balance will be decreased by at least $1,300,000 and there will be an increase in the allowance for doubtful accounts and certain customer credit adjustments, which will result in an adjustment to our allocation of the acquisition purchase price.

Due to the need to integrate Carmichael into our system of disclosure and internal controls, we may not be able to calculate meaningful changes in bad debts or revenue until after the first anniversary of the acquisition. Furthermore, the pre-existing deficiencies in Carmichael financial systems, processes and related internal controls increase the risk that the historical financial statements of the Carmichael operations and cash flows which were provided to SunLink may not be accurate in additional ways or to an extent beyond the way preliminarily identified by us in our September Current Report on Form 8-K. Prior to the acquisition, we conducted extensive due diligence investigations with respect to the operations and cash flows of Carmichael; however, there is a risk due to material deficiencies in Carmichael internal controls that additional undetected errors may exist in the financial statements provided by Carmichael.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e)and 15d-15(e) as of June 30, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls during the quarter ended June 30, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2008, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2008, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2008, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2008, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 10, 2008, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2008 and 2007.

Consolidated Statements of Earnings—For the Years Ended June 30, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2008, 2007 and 2006.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 78 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 79 of this Report.

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or not required under Regulation S-X and, therefore, has been omitted.

(b) Reports on Form 8-K

Date of Report	Subject of Report
April 29, 2008

Reporting acquisition of Carmichael’s Cashway Pharmacy, termination of credit facility with Residential Funding Corporation and entering into a new credit facility with Chatham Credit Management III, LLC.

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

10.8

Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated August 30, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated October 15, 2001).

10.9

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated August 30, 2001, dated October 3, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K dated October 15, 2001).

10.10	*	Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K dated May 19, 2008).

10.11	*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005).

10.12	*

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

10.19

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K dated April 29, 2008).

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

10.22

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K dated April 29, 2008).

10.23		2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form S-8 dated September 20, 2006).

10.24

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K dated July 16, 2007).

10.25

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC. (incorporated by reference from Exhibit 10.26 of the Company’s Report on Form 10-K dated September 24, 2007).

10.26	*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007).

10.27

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008.

10.28	*	Amended and Restated Employment Agreement, dated August 29, 2008, between Harry R. Alvis and SunLink Health Systems, Inc.

21.1		List of Subsidiaries.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2008.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 25, 2008

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 25, 2008

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 25, 2008

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 25, 2008

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 25, 2008

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 25, 2008

/s/ MICHAEL HALL Michael Hall	Director	September 25, 2008

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 25, 2008

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and for each of the three years in the period ended June 30, 2008 and have issued our report thereon dated September 25, 2008; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the three years in the period ended June 30, 2008. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 25, 2008

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2008	$10,197	$22,001	$1,986	$20,046	$14,138
Year Ended June 30, 2007	$8,931	$19,580	$0	$18,314	$10,197
Year Ended June 30, 2006	$7,348	$14,987	$0	$13,404	$8,931

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2008	$2,898	$(848)	$0	$760	$2,810
Year Ended June 30, 2007	$2,958	$(185)	$0	$125	$2,898
Year Ended June 30, 2006	$3,094	$(153)	$0	$(17)	$2,958

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

10.10*	Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K dated May 19, 2008).

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

10.19

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K dated April 29, 2008).

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

10.22

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K dated April 29, 2008).

10.23	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form S-8 dated September 20, 2006).

10.24

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K dated July 16, 2007).

10.25

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC. (incorporated by reference from Exhibit 10.26 of the Company’s Report on Form 10-K dated September 24, 2007).

10.26*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007).

10.27

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008.

10.28*	Amended and Restated Employment Agreement, dated August 29, 2008, between Harry R. Alvis and SunLink Health Systems, Inc.

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 25, 2008

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND 2007

(All amounts in thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,716	$814
Receivables—net	20,052	14,537
Inventory	4,711	2,826
Deferred income tax asset	5,449	4,672
Prepaid expenses and other	3,244	2,930

Total current assets	35,172	25,779

PROPERTY, PLANT, AND EQUIPMENT—At cost
Land	2,256	2,256
Buildings and improvements	32,322	28,813
Equipment and fixtures	36,627	31,108

	71,205	62,177
Less accumulated depreciation	19,985	14,854

Property, plant, and equipment—net	51,220	47,323

NONCURRENT ASSETS:
Intangible assets—net	13,427	863
Goodwill	9,453	2,944
Pension asset	136	216
Other noncurrent assets	2,216	718

Total noncurrent assets	25,232	4,741

TOTAL ASSETS	$111,624	$77,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,691	$8,512
Revolving advances	3,900	4,700
Third-party payor settlements	1,664	3,668
Current maturities of long-term debt	1,844	875
Current maturities of subordinated long-term debt	150	—
Accrued payroll and related taxes	6,012	4,748
Income taxes	555	82
Current liabilities of Mountainside Medical Center	600	599
Accrued employee medical claims	643	596
Other accrued expenses	3,010	2,875

Total current liabilities	27,069	26,655

LONG-TERM LIABILITIES:
Long-term debt	33,118	7,661
Subordinated long-term debt	2,850	—
Noncurrent deferred income tax liabilities	3,132	2,927
Noncurrent liability for professional liability risks	2,506	2,415
Other noncurrent liabilities	2,090	2,161

Total long-term liabilities	43,696	15,164

COMMITMENTS AND CONTINGENCIES
Minority Interest	615	—

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,850, shares at June 30, 2008 and 7,510 shares at June 30, 2007	3,966	3,755
Additional paid-in capital	11,310	8,904
Retained earnings	25,551	23,941
Accumulated other comprehensive loss	(583)	(576)

Total shareholders’ equity	40,244	36,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,624	$77,843

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Net revenues	$158,431	$143,645	$135,576
Costs and Expenses:
Cost of goods sold	4,571	—	—
Salaries, wages and benefits	73,852	70,475	67,037
Provision for bad debts	22,013	19,580	14,987
Supplies	14,615	15,479	14,275
Purchased services	9,961	9,081	8,687
Other operating expenses	19,872	17,424	17,111
Rents and leases expense	2,630	2,792	2,452
Depreciation and amortization	5,512	4,400	3,400

	153,026	139,231	127,949

Operating profit	5,405	4,414	7,627
Other income (expense):
Interest expense	(2,114)	(1,462)	(1,146)
Interest income	72	69	75
Loss on early repayment of debt	(267)	—	—

Earnings from continuing operations before income taxes	3,096	3,021	6,556
Income tax expense	1,087	1,444	2,375

Earnings from continuing operations	2,009	1,577	4,181
Loss from discontinued operations, net of income taxes	(393)	(181)	(272)

Net earnings	$1,616	$1,396	$3,909

Earnings per share:
Continuing operations:
Basic	$0.26	$0.21	$0.58

Diluted	$0.26	$0.20	$0.53

Discontinued operations:
Basic	$(0.05)	$(0.02)	$(0.04)

Diluted	$(0.05)	$(0.02)	$(0.03)

Net earnings:
Basic	$0.21	$0.19	$0.54

Diluted	$0.21	$0.18	$0.50

Weighted-average common shares outstanding:
Basic	7,605	7,397	7,258

Diluted	7,855	7,810	7,858

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2005	7,198	3,599	7,589	18,636	(523)	29,301
Net earnings				3,909		3,909
Foreign currency translation adjustment					(59)	(59)
Minimum pension liability adjustment, net of tax of $174					338	338

Total comprehensive income						4,188
Share-based compensation			577			577
Common shares issued	117	59	227			286

JUNE 30, 2006	7,315	3,658	8,393	22,545	(244)	34,352
Net earnings				1,396		1,396
Foreign currency translation adjustment					(95)	(95)
Minimum pension liability adjustment, net of tax of $143					(237)	(237)

Total comprehensive income						1,064
Share-based compensation			353			353
Common shares issued including tax benefits	195	97	158			255

JUNE 30, 2007	7,510	3,755	8,904	23,941	(576)	36,024

Net earnings				1,616		1,616
Cumulative effect of FIN 48 implementation				(6)		(6)
Foreign currency translation adjustment					12	12
Minimum pension liability adjustment, net of tax of $12					(19)	(19)

Total comprehensive income						1,603
Share-based compensation			477			477
Common shares issued	422	211	1,929			2,140

JUNE 30, 2008	7,932	$3,966	$11,310	$25,551	$(583)	$40,244

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(All amounts in thousands)

	Years Ended
	June 30, 2008	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,616	$1,396	$3,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,512	4,400	3,400
Stock-based compensation	477	362	633
Deferred income taxes	(572)	(379)	(155)
Non cash loss on early repayment of debt	267	—	—
Change in assets and liabilities:
Receivables	(464)	1,958	(1,946)
Inventory	(17)	(249)	(227)
Prepaid expenses and other assets	307	(498)	(1,136)
Accounts payable and accrued expenses	(2,899)	(1,267)	350
Income taxes	(472)	(178)	(885)
Third-party payor settlements	(2,004)	148	(68)
Net cash provided by (used in) discontinued operations	(71)	(944)	631

Net cash provided by operating activities	1,680	4,749	4,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, less cash acquired	(18,811)	—	—
Expenditures for property, plant, and equipment	(8,337)	(9,037)	(8,012)
Proceeds from sale of minority interest	615	—	—

Net cash used in investing activities	(26,533)	(9,037)	(8,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	139	246	231
New long term debt	35,000	—	—
Payment of long-term debt—continuing operations	(8,584)	(928)	(922)
Revolving advances, net	(800)	4,700	—

Net cash provided by (used in) financing activities	25,755	4,018	(691)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	902	(270)	(4,197)
CASH AND CASH EQUIVALENTS:
Beginning of year	814	1,084	5,281

End of year	$1,716	$814	$1,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$904	$1,725	$3,273

Interest, net of amounts capitalized	$1,978	$1,423	$1,136

Noncash investing and financing activities—
Assets acquired under capital lease obligations	$—	$72	$272

Subordinated debt issued for acquisition	$3,000	$—	$—

Common shares issued for acquisition	$2,000	$—	$—

Property, plant and equipment acquired but not yet paid	$—	$1,382	$—

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

Business Operations

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of

–	Our seven community hospitals which have a total of 402 licensed beds;

–	Our three nursing homes, each of which is located in adjacent to a corresponding SunLink community hospital which have a total of 261 licensed beds; and

–	Our four home health agencies each of which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy operations since April 2008. Our Specialty Pharmacy Segment is operated through SunLink ScriptsRx, LLC and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the year ended June 30, 2008, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our hospital facilities operations efforts are focused on internal growth, with our primary operational strategy being to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls.

Our acquisition strategy for our pharmacy business is to acquire such business in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic Alternatives

On November 8, 2007, we announced that we had received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC which purported to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, we announced that we had retained Stephens Inc. for the purpose of advising our Board of Directors in connection with an evaluation of the Company’s strategic alternatives, including, among others, the proposal by Resurgence Health Group, LLC. Since retaining Stephens, SunLink has explored a number of strategic alternatives, none of which to date has been judged by our Board to be superior in terms of price and execution risk to continuing as an independent company and pursuing SunLink’s existing business plans. To continue the evaluation on an on-going basis, the Board has formed a standing Strategic Alternatives Committee of the Board of Directors to, among other things, conduct periodic evaluations of the Company’s strategic alternatives. Investors are cautioned that no inference should be drawn from the existence of such committee and its charter with respect to the probability that the Company will engage in any transaction as a result of the periodic evaluation of strategic alternatives, including with respect to any proposal previously submitted or which in the future may be re-submitted or newly presented to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned except for one hospital that is 83% owned. All significant intercompany transactions and balances have been eliminated.

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

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2008, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $5,699, $5,062, and $2,992, of charity care in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s healthcare facilities segment, Medicare net revenues were approximately 42%, 40%, and 39% of net revenues for the years ended June 30, 2008, 2007, and 2006, respectively. For SunLink’s healthcare facilities segment, Medicaid was approximately 14%, 14%, and 16% of net revenues for the years ended June 30, 2008, 2007, and 2006, respectively. For SunLink’s healthcare facilities segment, Medicare receivables were approximately 40% of receivable—net at June 30, 2008 while Medicaid receivables were approximately 17% of receivable—net at the same date.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the Federally insured limits from time to time.

Inventory—Inventory consists of medical and pharmacy supplies. Medical supplies are valued at the lower of cost or market, using the first-in, first-out method. Pharmacy supplies are stated at the lower of cost (standard cost method), or market. Use of this method does not result in a material difference from the methods required by generally accepted accounting principles in the United States of America.

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to clients. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. For its Healthcare Facilities, the Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within six months of billing. For its Pharmacy Operations, the Company calculates an allowance percentage based on past credit history with customers and their current financial condition. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed uncollectible.

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $5,202, $4,279, and $3,373, for the years ended June 30, 2008, 2007 and 2006, respectively.

Risk Management—SunLink is exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions;

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee injuries and illnesses; natural disasters (including earthquakes and hurricanes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters. When, in management’s judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims, net of estimated insurance recoveries.

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

Goodwill—SunLink accounts for goodwill from business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. SFAS No. 142 recognizes that goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 2 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Prior to July 1, 2005, the Company accounted for its share-based employee compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company did not record any share-based employee compensation expense for options granted under its option plans prior to July 1, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the Company’s common shares on the date of grant. Effective July 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment”, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on July 1, 2005, includes: (i) compensation expense for all share options granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for share options granted on or after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods are not required nor have they been restated for the adoption of SFAS No. 123(R). Share-based compensation expense of $477 and $353 for the fiscal years ended June 30, 2008 and 2007, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company in accordance with SFAS No. 123(R). The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period—seven years.

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 1995 Incentive Stock Option Plan, 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan, 2005 Equity Incentive Plan and any outstanding share purchase warrants issued by SunLink. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants.

Recent Accounting Standards—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

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

The Company adopted the provisions of FIN 48 on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$58
Additions based on tax positions related to current year	23
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2008	$58

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

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount remained unchanged during the fiscal year ended June 30, 2008 at $58. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we had recorded no related accrued penalties. The amount of accrued interest increased by $4 during the fiscal year ended June 30, 2008 to $10.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 159 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160 on the Company’s consolidated financial statements.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.	CARMICHAEL’S CASHWAY PHARMACY ACQUISITION

On April 22, 2008, SunLink acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and has been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. The operating results of Carmichael are included in our Specialty Pharmacy segment. A summary of the preliminary purchase price allocation for this acquisition is as follows:

April 22, 2008
Current assets	$7,119
Property, plant and equipment	2,159
Goodwill	6,509
Intangible assets	12,859
Other non-current assets	3

Total assets acquired	28,649

Current liabilities	3,633

Net assets acquired	25,016

Less:
Acquisition costs	1,016
Debt	3,000
Stock	2,000

Cash consideration	$19,000

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Carmichael Acquisition agreement includes the following provision: If the SunLink shares given as part of the purchase price are sold by Carmichael’s former owner (“Seller”) on or prior to the first anniversary of the Acquisition closing date and the selling price per share is more than $1.00 per share below the value fixed at the closing, SunLink shall pay to Seller the amount necessary to cover the deficiency less $1.00 per share. This provision created a put option derivative for SunLink valued at $35 at the Acquisition date. The derivative value was $58 at June 30, 2008. The increase in value during the fiscal year was charged to interest expense.

Finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives:

	Amount	Amortizable Life
Trade Name	$5,400	0 years
Customer Relationships	6,400	12 years
Medicare License	769	15 years
Noncompetition Agreement	290	2 years

	$12,859

Pro Forma Financial Information

The following table presents selected unaudited financial information of our company, as if the acquisition of Carmichael had occurred on July 1, 2006. The pro forma results are derived from the historical financial results of Carmichael for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on July 1, 2006.

	Unaudited Fiscal years ended June 30,
	2008	2007
Revenues	$194,929	$179,641
Earnings (loss) from Continuing Operations	1,426	(378)
Earnings (loss) per share from Continuing Operations, diluted	$0.18	$(0.05)

4.	DISCONTINUED OPERATIONS

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SunLink’s non-current liability reserves for discontinued operations at June 30, 2008, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $306 in the fiscal year ended June 30, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Mountainside Medical Center—On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the fiscal year ended June 30, 2008 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2008, 2007 and 2006.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations Reserves—Over the past 19 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2008	2007	2006
Beginning balance	$1,396	$1,301	$1,298
Usage	(181)	(17)	(32)
Exchange differences	111	112	35

	$1,326	$1,396	$1,301

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2008	2007	2006
Earnings (loss) from discontinued operations:
Housewares Segment:
Loss from operations	$(306)	$(76)	$—
Income tax benefit	(96)	(30)	—

Loss from Housewares Segment after taxes	(210)	(46)	—

Mountainside Medical
Loss from operations	(216)	(171)	(564)
Income tax benefit	(67)	(68)	(174)

Loss from Mountainside Medical Center after taxes	(149)	(103)	(390)

Life sciences and engineering segment:
Loss from operations	(49)	(53)	(56)
Income tax benefit	(15)	(21)	(174)

Earnings (loss) from life sciences and engineering segment after income taxes	(34)	(32)	118

Earnings (loss) from discontinued operations	$(393)	$(181)	$(272)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	NET REVENUES AND RECEIVABLES

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

Summary information for receivables is as follows:

	June 30,
	2008	2007
Patient accounts receivable (net of contractual allowances)	$34,190	$24,734
Less allowance for doubtful accounts	(14,138)	(10,197)

Patient accounts receivable (net of allowances)	$20,052	$14,537

Net revenues included $1,259, $266, and $312, for the years ended June 30, 2008, 2007 and 2006, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

6.	INVENTORY

Consisted of the following:

	June 30,
	2008	2007
Healthcare Facilities Segment Supplies Inventory	$2,865	$2,826
Specialty Pharmacy Segment Goods Held For Sale	1,846	—

	$4,711	$2,826

7.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its Healthmont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to three Healthcare Facilities Segment Clinic purchases.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following, net of amortization:

	June 30,
	2008	2007
Healthcare Facilities Segment	$706	$863
Specialty Pharmacy Segment	12,721	—

	$13,427	$863

Amortization expense was $310, $121, and $27, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Goodwill consists of the following:

	June 30,
	2008	2007
Healthcare Facilities Segment	$2,944	$2,944
Specialty Pharmacy Segment	6,509	—

	$9,453	$2,944

Annual amortization for the next five years and thereafter is as follows:

2009	896
2010	789
2011	615
2012	613
2013	612
2014 and thereafter	4,502

Total	$8,027

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2008	2007
Term Loan	$34,854	$—
SunLink Term Loan A	—	8,222
Capital lease obligations	108	314

Total	34,962	8,536
Less current maturities	(1,844)	(875)

	$33,118	$7,661

SunLink Credit Facilities—On October 15, 2004, SunLink entered into a $30,000 five-year senior secured credit facility (“2004 Credit Facility”) comprised of a revolving line of credit of up to $15,000 with an interest

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate at LIBOR plus 2.91%, a $10,000 term loan (“SunLink Term Loan A”) with an interest rate at LIBOR plus 3.91% and a $5,000 term loan facility (“SunLink Term Loan B”) with an interest rate at LIBOR plus 3.91%.

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Agreement. A loss on early repayment of debt of approximately $267 was recorded in April 2008 as a result of writing-off remaining unamortized prepaid debt cost of the 2004 credit facility.

A new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) was entered into on April 23, 2008 and is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at June 30, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at June 30, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $47,000 on the closing date. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,115. The fees will be amortized over seven years at approximately $300 a year and are recorded in other assets and other non-current assets. Amortization expense and accumulated amortization was approximately $61 for the fiscal year ended June 30., 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Annual required payments of debt for the next five years and thereafter are as follows:

2009	1,844
2010	1,764
2011	1,750
2012	1,750
2013	1,750
2014 and thereafter	26,104

Total	$34,962

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2008.

2009	2,671
2010	2,521
2011	2,383
2012	2,247
2013	2,110
2014 and thereafter	2,041

Total	$13,973

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2008	2007
Carmicheal	$3,000	$—

Total	3,000	—
Less current maturities	(150)	—

	$2,850	$—

Carmichael’s Loan—On April 22, 2008, SunLink Scripts Rx, LLC (formerly know as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of the note and accrued interest. The note is subordinate to the 2008 Credit Facility.

Annual required payments of debt for the next five years and thereafter are as follows:

2009	150
2010	300
2011	300
2012	300
2013	300
2014 and thereafter	1,650

Total	$3,000

The contractual commitments for interest on the subordinated long-term debt are shown in the following table.

2009	234
2010	216
2011	192
2012	168
2013	144
2014 and thereafter	132

Total	$1,086

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this plan. Options outstanding under this Plan were 781,605, 241,906 and 237,200 at June 30, 2008, 2007 and 2006, respectively.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 at June 30, 2008, 2007 and 2006, respectively.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 299,734 shares under this plan have been exercised. Options outstanding under this Plan were 322,875, 413,625, and 634,150 at June 30, 2008, 2007 and 2006, respectively.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted are determined by the Board of Directors but may not exceed 10 years. Options for 246,000 shares have been exercised and options for 4,000 shares were outstanding at June 30, 2008. Options outstanding under this Plan were 4,000, 4,000 and 10,000 at June 30, 2008, 2007 and 2006, respectively.

The activity of Company’s shares options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2005	836,900	$2.44	$1.50—8.95
Granted	254,500	9.64	8.15—10.24
Exercised	(117,625)	1.97	1.50—5.50
Forfeited	(15,925)	8.45	3.00—9.63

Options outstanding June 30, 2006	957,850	4.31	1.50—8.95
Granted	55,000	6.79	6.55—7.15
Exercised	(213,234)	1.75	1.50—6.57
Forfeited	(57,585)	8.93	2.80—9.63

Options outstanding June 30, 2007	742,031	4.82	1.50—10.24
Granted	563,999	7.30	5.86—8.00
Exercised	(86,500)	1.61	1.50—3.00
Forfeited	(28,550)	7.49	3.82—9.63

Options outstanding June 30, 2008	1,190,980	$6.20	$1.50—$10.24

Options exercisable, June 30, 2006	623,618	$2.05	$1.50—$6.57

Options exercisable, June 30, 2007	569,227	$3.67	$1.50—$10.24

Options exercisable, June 30, 2008	663,071	$4.95	$1.50—$10.24

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of each option granted during the years ended June 30, 2008, 2007, and 2006 was $1.86, $2.14, and $4.01, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2008, 2007 and 2006, respectively: estimated volatility of 33%, 28%, and 46%; risk-free interest rate of 3.9%, 4.7%, and 4.5%; dividend yield of 0% for all years; and an expected life of 5.2 years, 4.5 years, and 4.0 years. The historical volatility is used to calculate the estimated volatility. The expected lives of the stock option grants were determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2008 and 2007, the Company recognized $477 and $353, respectively, of compensation expense for share options issued. Prior to the July 1, 2005 adoption of SFAS No. 123 (R), no compensation expense was recognized for the share option plans under the intrinsic value method of accounting for share option costs since the exercise price of the options was not less than the fair value of SunLink’s common shares at the grant date. As of June 30, 2008, there was $698 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.98 years. See Note 2—“Summary of Significant Accounting Policies Recent Accounting Standards” for further discussion of SFAS No. 123 (R).

Information with respect to stock options outstanding and exercisable at June 30, 2008 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.50	197,500	1.46	197,500
$ 2.50	25,000	2.48	25,000
$ 2.65	12,000	2.69	12,000
$ 2.80	2,000	3.86	2,000
$ 2.90	37,500	5.45	37,500
$ 2.91	21,000	1.86	21,000
$ 3.00	14,625	1.66	14,625
$ 4.00	5,000	2.59	5,000
$ 5.48	5,750	1.98	4,313
$ 5.86	160,000	6.81	70,000
$ 6.25	21,000	9.24	—
$ 6.39	6,000	1.72	6,000
$ 6.55	33,000	8.88	33,000
$ 6.57	77,000	1.64	77,000
$ 7.15	14,000	3.64	3,500
$ 8.00	369,999	8.25	33,999
$ 9.63	183,606	3.26	117,634
$ 9.95	4,000	2.35	2,000
$10.24	2,000	2.45	1,000

	1,190,980	5.13	663,071

The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 were $277, $976, and $933, respectively. As of June 30, 2008, the aggregate intrinsic value of options outstanding and shares exercisable were $883 and $883, respectively. As of June 30, 2007, the aggregate intrinsic value of options outstanding and shares exercisable were $1,773 and $1,754, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shareholder Rights Plan—On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. Rights outstanding were 6,517,000 at the close of business on February 10, 2004. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combinations approved by the Board of Directors. The Rights expire on February 8, 2014 unless the Company redeems them at an earlier date. The Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, at any time prior to a public announcement that a person has become an Acquiring Person.

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2005	$(185)	$(338)	$(523)
Current period change	(59)	338	279

June 30, 2006	(244)	—	(244)
Current period change	(95)	(237)	(332)

June 30, 2007	(339)	(237)	(576)
Current period change	12	(19)	(7)

June 30, 2008	$(327)	$(256)	$(583)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2008	2007	2006
Domestic:
Current	$1,935	$1,629	$2,522
Deferred	(848)	(185)	(147)

Total income tax expense	$1,087	$1,444	$2,375

Deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2008	2007
Domestic:
Net operating loss carryforward	$2,561	$2,690
Provision for loss on discontinued operations	61	61
Depreciation expense	(4,282)	(4,164)
Allowances for receivables	2,940	2,208
Accrued expenses	2,449	2,504
Pension liabilities	(63)	(81)
Other	173	137

	3,839	3,355
Less valuation allowance	(1,522)	(1,610)

Total domestic deferred tax assets	2,317	1,745

Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	0	0

Net deferred tax assets	$2,317	$1,745

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2008	2007	2006
Income taxes at Federal statutory rate	$1,053	$1,027	$2,229
Changes in valuation allowance—continuing operations	(79)	(54)	(136)
U.S. state income taxes	(88)	172	255
Share option expense	207	120	196
Other	(6)	179	(169)

Total income tax expense (benefit)—continuing operations	$1,087	$1,444	$2,375

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provided a $1,522 deferred tax valuation allowance for domestic assets as of June 30, 2008 so that the net domestic deferred tax assets were $2,317 as June 30, 2008. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,522 representing that portion of the net domestic tax asset which may not be utilized. The Company provided a $1,610 deferred tax valuation allowance for domestic assets as of June 30, 2007 so that the net domestic deferred tax assets were $1,745 as June 30, 2007. The domestic net operating loss carryforwards expire in 2021.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2008 and 2007, respectively, so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is more likely than not that none of its foreign deferred tax asset will be realized thorough future taxable earning or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

12.	MINORITY INTEREST

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The minority interest reported reflects these physicians ownership interest at June 30, 2008. The results of operations for the period from February 1, 2008 to June 30, 2008 did not impact the physicians’ ownership interest.

13.	EMPLOYEE BENEFITS

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

Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net domestic pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2008 and 2007, SunLink recognized curtailment losses of $0 and $76, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2008, the plan’s assets are invested 81% in cash and short term investments, 11% in equity investments and 8% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $54, $50, $61, $58 and $66 in pension benefits in the years ended June 30, 2009 though 2013, respectively. The plan expects to pay $374 in pension benefits for the years June 30, 2014 through 2018, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make no contributions to the plan in the year ending June 30, 2009.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2008	2007	2006
Service cost	$0	$0	$0
Interest cost	70	80	74
Expected return on assets	(52)	(54)	(49)
Amortization of prior service cost	31	27	31

Net pension expense	$49	$53	$56

Weighted-average assumptions:
Discount rate	6.50%	6.50%	5.75%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	2008	2007
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,108	$1,249
Interest cost	70	80
Actuarial (gain) loss	7	5
Benefits paid	(64)	(258)
Adjustment in cost of settlement	—	32

Benefit obligation at end of year	$1,121	$1,108

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,323	$1,297
Actual return on plan assets	(2)	64
Company contributions	—	220
Benefits paid	(64)	(258)

Fair value of plan assets at end of year	$1,257	$1,323

Funded status of the plans	136	215
Unrecognized actuarial loss	411	380

Prepaid benefit cost	$547	$595

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$136	$215
Accumulated other comprehensive income*	411	380

Net amount recognized	$547	$595

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. HealthMont had an existing 401(k) plan at the acquisition date which covered substantially all of the employees of the HealthMont hospitals. The HealthMont plan was merged into the SunLink plan in January 2005. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No matching of HealthMont employees’ contribution was made prior to the merger of the HealthMont plan into the SunLink plan. Plan expense was $280, $106, and $462, for the years ended June 30, 2008, 2007 and 2006, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $2,630, $2,792, and $2,452, for the years ended June 30, 2008, 2007 and 2006, respectively. Minimum lease commitments as of June 30, 2008 are as follows:

Fiscal year ending June 30:
2009	$2,502
2010	2,048
2011	1,128
2012	589
2013	315
Thereafter	1,400

Total minimum lease payments	$7,982

Lease Guarantee Obligation—In the 2004 Healthmont acquisition, SunLink assumed a lease guarantee obligation of $500 for a facility the Company did not occupy. During the fiscal year ended June 30, 2008, we learned that the guarantee had been extinguished through an agreement between the leasor and the current leasee of the property. As a result, SunLink reversed the recorded liability for the guarantee of $500.

Physician Guarantees—At June 30, 2008 SunLink had a contract with one physician which contained guaranteed minimum gross receipts. Physician guarantee contracts entered into after January 1, 2006 will be accounted for under the provisions of FSP FIN 45-3. See Note 2—“Summary of Significant Accounting Policies—Recent Accounting Standards” for discussion of FSP FIN 45-3. For guarantee contracts entered into prior to the adoption of FSP FIN 45-3, SunLink expenses physician guarantees as they are determined to be due to the physician on an accrual basis. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or he/she would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collaterized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2008 is a liability of $130 for physician guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $747, $1,098, and $1,699, for

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Noncancelable commitments under these contracts as of June 30, 2008 are as follows:

Fiscal year ending June 30:
2009	$139
2010	—
2011	—
2012	—
2013	—

Total	$139

Capital Commitments—In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. To date, SunLink has made no commitments related to the replacement hospital. However, SunLink exercised its option to purchase land, the seller failed to close, and SunLink and the seller of the land are currently in litigation and the outcome is uncertain. Cost for such property is approximately $3,300. Except for the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

Other—SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. Subject to the availability of debt and/or equity capital, SunLink’s internal growth may include replacement or expansion of its existing healthcare facilities and pharmacy business operations involving substantial capital expenditures, as well as the expenditure of significant amounts of capital for selected acquisitions.

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

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively, “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a ‘PMI”), Southern Health Corporation of Jasper, Inc. (“SHJI”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.), and SunLink (collectively, “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seek to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ending June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seek a declaratory judgment to the effect that Piedmont may retain certain payments it has received from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees under the Agreement and Georgia law.

On August 11, 2006, SunLink filed an answer to the complaint asserting factual and legal defenses, along with a counterclaim. In the counterclaim, SunLink alleges that Piedmont breached the Agreement by failing to

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reimburse SHJI for funds paid Piedmont from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments SunLink contend qualify as “excluded assets” not sold to Piedmont under the Agreement. SunLink also alleged that PMI breached its obligations to guaranty PMH’s payment and performance of its obligations under the Agreement. SunLink seeks a declaratory judgment regarding the parties’ rights in respect of the payments made from the Indigent Care Trust Fund. Finally, SunLink seeks to recover their costs and attorney’s fees under the Agreement and Georgia law. The Court has scheduled a hearing on all pending summary judgment and discovery motions for September 26, 2008.

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

As discussed in Note 4.—“Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink , be required to account for, repay or restore such funds to the liquidator of KRUG UK. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving the transfer of such funds, SunLink has indemnification obligations to the former directors of KRUG UK. Each of the directors of KRUG UK and SunLink have now been served. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder and for the unpaid balance on the promissory note. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2008, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $306 in the fiscal year ended June 30, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2008 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15.	RELATED PARTIES

A director of the Company and the Company’s secretary (who was a director of SunLink until November 2003 and is now director emeritus) are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,154, $624, and $564 to these law firms in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

16.	FINANCIAL INFORMATION BY SEGMENTS

Prior to the acquisition of Carmichael in April 2008, we operated as a single business segment. Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our two reportable operating segments are Healthcare Facilities and Specialty Pharmacy.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal year ended June 30, 2008 is as follows:

2008	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$151,372	$7,059	$—	$158,431
Operating income (loss)	9,641	558	(4,794)	5,405
Depreciation and amortization	4,751	291	470	5,512
Assets	48,506	28,398	34,720	111,624
Expenditures for property, plant and equipment	7,943	110	284	8,337

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2008		2007		2006
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings from continuing operations	$2,009		$1,577		$4,181

Basic:
Weighted-average shares outstanding	7,605	$0.26	7,397	$0.21	7,258	$0.58

Diluted:
Weighted-average shares outstanding	7,855	$0.26	7,810	$0.20	7,858	$0.53

Earnings (loss) from discontinued operations	$(393)		$(181)		$(272)

Basic:
Weighted-average shares outstanding	7,605	$(0.05)	7,397	$(0.02)	7,258	$(0.04)

Diluted:
Weighted-average shares outstanding	7,855	$(0.05)	7,810	$(0.02)	7,858	$(0.03)

Net Earnings	$1,616		$1,396		$3,909

Basic:
Weighted-average shares outstanding	7,605	$0.21	7,397	$0.19	7,258	$0.54

Diluted:
Weighted-average shares outstanding	7,855	$0.21	7,810	$0.18	7,858	$0.50

Weighted-average number of shares outstanding—basic	7,605		7,397		7,258

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	250		413		600

Weighted-average number of shares outstanding—diluted	7,855		7,810		7,858

Share options of 886 for the year ended June 30, 2008 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 197 for the year ended June 30, 2007 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 25 for the year ended June 30, 2006 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Share	Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2008 and 2007, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2008	$43,819	$39,407	$36,969	$38,236
	Year Ended June 30, 2007	$37,596	$37,490	$34,076	$34,483
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	Year Ended June 30, 2008	579	936	51	443
	Year Ended June 30, 2007	960	612	(463)	468

NET EARNINGS (LOSS)	Year Ended June 30, 2008	427	829	(33)	393
	Year Ended June 30, 2007	881	459	(494)	550
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2008	0.07	0.12	0.01	0.06
	Year Ended June 30, 2007	0.13	0.08	(0.06)	0.06

Diluted	Year Ended June 30, 2008	0.07	0.12	0.01	0.06
	Year Ended June 30, 2007	0.12	0.08	(0.06)	0.06
Net earnings (loss):
Basic	Year Ended June 30, 2008	0.05	0.11	(0.00)	0.05
	Year Ended June 30, 2007	0.12	0.06	(0.07)	0.08

Diluted	Year Ended June 30, 2008	0.05	0.11	(0.00)	0.05
	Year Ended June 30, 2007	0.12	0.06	(0.07)	0.07
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2008	7,850	7,544	7,515	7,513
	Year Ended June 30, 2007	7,509	7,403	7,346	7,328

Diluted	Year Ended June 30, 2008	8,049	7,796	7,789	7,789
	Year Ended June 30, 2007	7,804	7,790	7,346	7,830