Form 10-Q
period 2008-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2008-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 13, 2008 was 7,998,432.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,825	$1,716
Receivables - net	20,669	20,052
Medical supplies	4,775	4,711
Deferred income tax asset	4,534	5,449
Prepaid expenses and other	4,228	3,244

Total Current Assets	36,031	35,172

Property, Plant and Equipment, at cost	71,589	71,205
Less accumulated depreciation and amortization	21,465	19,985

Property, Plant and Equipment - net	50,124	51,220
Intangible assets-net	13,201	13,427
Goodwill	9,453	9,453
Other assets	2,175	2,352

Total Assets	$110,984	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,126	$8,691
Revolving advances	5,700	3,900
Third-party payor settlements	660	1,664
Current maturities of long-term debt	1,844	1,844
Current maturities of subordinated long-term debt	150	150
Accrued payroll and related taxes	6,600	6,012
Income taxes	—	555
Current liabilities of Mountainside Medical Center	603	600
Other accrued expenses	4,386	3,653

Total Current Liabilities	29,069	27,069

Long-Term Liabilities:
Long-term debt	32,723	33,118
Subordinated long-term debt	2,850	2,850
Noncurrent liability for professional liability risks	2,425	2,506
Noncurrent deferred income tax liabilities	1,799	3,132
Other noncurrent liabilities	1,504	2,090

Total Long-term Liabilities	41,301	43,696

Commitments and Contingencies
Minority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,936 shares at September 30, 2008 and 7,932 shares at June 30, 2008	3,968	3,966
Additional paid-in capital	11,444	11,310
Retained earnings	25,002	25,551
Accumulated other comprehensive loss	(415)	(583)

Total Shareholders’ Equity	39,999	40,244

Total Liabilities and Shareholders’ Equity	$110,984	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Net Revenues	$46,738	$38,236

Costs and Expenses
Cost of goods sold	6,064	—
Salaries, wages and benefits	20,090	17,825
Provision for bad debts	5,619	6,629
Supplies	3,726	3,780
Purchased services	3,052	2,551
Other operating expenses	5,434	4,431
Rent and lease expense	784	730
Depreciation and amortization	1,705	1,224

Cost of revenues	46,474	37,170

Operating Profit	264	1,066

Other Income (Expense):
Interest expense	(1,254)	(410)
Interest income	7	5

Earnings (Loss) from Continuing Operations before Income Taxes	(983)	661

Income Tax Expense (Benefit)	(495)	218

Earnings (Loss) from Continuing Operations	(488)	443

Loss from Discontinued Operations	(61)	(50)

Net Earnings (Loss)	$(549)	$393

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.06)	$0.06

Diluted	$(0.06)	$0.06

Discontinued Operations:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Net Earnings (Loss):
Basic	$(0.07)	$0.05

Diluted	$(0.07)	$0.05

Weighted-Average Common Shares Outstanding:
Basic	7,933	7,513

Diluted	7,933	7,789

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Net Cash Provided By (Used In) Operating Activities	$(930)	$1,346

Cash Flows From Investing Activities:
Expenditures for property, plant and equipment	(301)	(2,981)

Net Cash Used in Investing Activities	(301)	(2,981)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	15	13
Revolving advances, net	1,800	1,871
Payments on long-term debt	(475)	(225)

Net Cash Provided by Financing Activities	1,340	1,659

Net Increase in Cash and Cash Equivalents	109	24

Cash and Cash Equivalents at Beginning of Period	1,716	814

Cash and Cash Equivalents at End of Period	$1,825	$838

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$791	$407

Income taxes	$653	$151

Non-cash investing and financing activities :
Property, plant and equipment acquired but not paid	$—	$875

Asset acquired under capital lease obligation	$81	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2008 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. - Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our seven community hospitals which have a total of 402 licensed beds;

•	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our four home health agencies, each of which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008. Our Specialty Pharmacy Segment is operated through SunLink ScriptsRx, LLC and consists of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including, but not limited to hospitals, nursing homes and home health agencies. During the quarter ended September 30, 2008, we concentrated our healthcare facilities efforts on the operations of our existing hospitals. During the current and prior fiscal years, we have evaluated certain rural and exurban hospitals and healthcare facilities which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our acquisition strategy for our pharmacy business is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

Note 3. - Carmichael’s Cashway Pharmacy Acquisition

On April 23, 2008, SunLink acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). The Carmichael acquisition purchase price was $24,000, consisting of $19,000 cash, seller subordinated debt of $3,000 and $2,000 in SunLink shares (334,448 shares). Carmichael had annual revenues of approximately $42,200 for its year ended December 31, 2007 and at the time of acquisition had been in business for over 35 years. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas.

The following table presents selected unaudited consolidated financial information of our company, for the three months ended September 30, 2007, as if the acquisition of Carmichael had occurred on July 1, 2007. The pro forma results are derived from the historical financial results of Carmichael for the period presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on July 1, 2007.

Unaudited Three Months Ended September 30, 2007
Revenues	$49,364
Earnings from Continuing Operations	476
Earnings per share from Continuing Operations, basic and diluted	$0.06

Note 4. - Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2008	2007
Loss from discontinued operations:
Housewares Segment:
Loss from operations	$(18)	$(28)
Income tax benefit	(7)	(11)

Loss from Housewares Segment after taxes	(11)	(17)

Mountainside Medical
Loss from operations	(65)	(40)
Income tax benefit	(25)	(15)

Loss from Mountainside Medical Center after taxes	(40)	(25)

Life sciences and engineering segment:
Loss from operations	(14)	(13)
Income tax benefit	(4)	(5)

Loss from life sciences and engineering segment after income taxes	(10)	(8)

Loss from discontinued operations	$(61)	$(50)

Housewares Segment – Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005. SunLink’s non-current liability reserves for discontinued operations which were recorded in other accrued expenses in the consolidated balance sheet at September 30, 2008, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the application.

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the quarter ended September 30, 2008 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2008 and 2007, respectively, were the following:

	Three Months Ended September 30
	2008	2007
Interest cost	18	18
Expected return on assets	(13)	(13)
Amortization of prior service cost	9	8

Net pension expense	14	13

SunLink did not contribute to the plan in the three months ended September 30, 2008. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2009.

Industrial Segment – In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves – Over the past 19 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. - Stock-Based Compensation

The Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as share options. For the three months ended September 30, 2008 and 2007, the Company recorded $121 and $103, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 28,000 share options granted during the three months ended September 30, 2008.

Note 6. - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”, which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities;

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS No. 157.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$368	$—	$368

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There has been no effect on the consolidated statement of earnings from the adoption of this statement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 7. - Receivables- net

Summary information for receivables is as follows:

	September 30, 2008	June 30, 2008
Accounts receivable (net of contractual allowances)	$34,594	$34,190
Less allowance for doubtful accounts	(13,925)	(14,138)

Receivables - net	$20,669	$20,052

Net revenues included an increase of $248 and $75 for the three months ended September 30, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. - Goodwill And Intangible Assets

SunLink has goodwill related to its Healthcare Facilities and Specialty Pharmacy segments. We also have intangible assets related to these acquisitions and related to three Healthcare Facilities Segment clinic purchases.

Intangibles consist of the following, net of amortization:

	September 30, 2008	June 30, 2008
Specialty Pharmacy Segment	$12,539	$12,721
Healthcare Facilities Segment	662	706

	$13,201	$13,427

Amortization expense was $226, and $43, for the quarters ended September 30, 2008 and 2007, respectively.

Goodwill consists of the following:

	September 30, 2008	June 30, 2008
Healthcare Facilities Segment	$2,944	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,453	$9,453

Note 9. - Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2008	June 30, 2008
Term Loan	$34,417	$34,854
Capital lease obligations	150	108

Total	34,567	34,962
Less current maturities	(1,844)	(1,844)

	$32,723	$33,118

SunLink Credit Facilities – On April 23, 2008, SunLink entered into a new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (7.43% at September 30, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (9.00% at September 30, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,700 at September 30, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,140. The fees will be amortized over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $92 and accumulated amortization was approximately $153 for the quarter ended September 30, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 10. - Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30, 2008	June 30, 2008
Carmichael	$3,000	$3,000
Less current maturities	(150)	(150)

	$2,850	$2,850

Carmichael’s Loan – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of the note and accrued interest. The note is subordinate to the 2008 Credit Facility.

Note 11. - Income Taxes

Income tax benefit of $495 ($456 federal tax benefit and $39 state tax benefit) and income tax expense of $218 ($195 federal tax expense and $23 state tax expense) was recorded for the three months ended September 30, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at September 30, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,736. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	5
Additions for tax positions of prior years	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior years	(6)
Settlements	—

Balance at September 30, 2008	$57

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

We classify interest on tax deficiencies as tax expense and classify income tax penalties as tax expense. At July 1, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $10 and we had recorded no related accrued penalties. The amount of accrued interest increased by $2 during the current period to $12.

Note 12. - Minority Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The minority interest reported reflects these physicians ownership interest at September 30, 2008. The results of operations for the period from February 1, 2008 to September 30, 2008 were a loss and did not impact the physicians’ ownership interest.

Note 13. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Net (loss) earnings	$(549)	$393
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	168	(28)

Comprehensive earnings	$(381)	$365

Note 14. - Commitments and Contingencies

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare, LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, SunLink sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH may appeal the above ruling, SunLink has not recorded a receivable for the judgment amount.

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in August 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations which were recorded in other accrued expenses on the consolidated balance sheet at September 30, 2008, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed

$18 in the quarter ended September 30, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at September 30, 2008 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Other

The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,000 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within one year from the acquisition date. The put option derivative liability as of September 30, 2008 was $368 and was recorded in other accrued expenses in the consolidated balance sheet. See Note 6.

In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay, however the seller failed to close, and SunLink and the seller of the land are currently in litigation and the outcome is uncertain. Cost for such property is approximately $3,300. Except for the Ellijay, Georgia land purchase, there are no other material future commitments for capital expenditures.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2008 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year	$1,844	$150	$2,533	$88	$2,638	$234
2 years	1,782	300	1,827	—	2,489	216
3 years	1,774	300	989	—	2,350	192
4 years	1,750	300	499	—	2,212	168
5 years	1,750	300	293	—	2,076	144
5 years +	25,667	1,650	1,340	—	2,007	132

	$34,567	$3,000	$7,481	$88	$13,772	$1,086

At September 30 2008, SunLink had a contract with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2008 is a liability of $95 for two physician guarantees. SunLink expensed $189 and $147 on physician guarantees and recruiting for the three months ended September 30, 2008 and 2007, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2008.

Note 15. - Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $201 for legal services to these law firms in the three months ended September 30, 2008.

Note 16. - Financial Information By Segments

Prior to the acquisition of Carmichael in April 2008, we operated as a single business segment. Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our two reportable operating segments are Healthcare Facilities and Specialty Pharmacy.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter ended September 30, 2008 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$37,067	$9,671	$—	$46,738
Operating income (loss)	1,362	432	(1,530)	264
Depreciation and amortization	1,212	375	118	1,705
Assets	71,088	29,415	10,481	110,984
Expenditures for property, plant and equipment	133	107	142	382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing hospital facilities and for acquisitions and replacement hospital facilities;

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	weather-related events such as flooding, wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Corporate Business Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the quarter ended September 30, 2008, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

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

On November 8, 2007, we announced that we had received an unsolicited conditional acquisition proposal from Resurgence Health Group, LLC which purported to offer a cash price of $7.50 per share for substantially all the outstanding shares of SunLink, subject to a number of conditions. On January 16, 2008, we announced that we had retained Stephens Inc. for the purpose of advising our Board of Directors in connection with an evaluation of the Company’s strategic alternatives, including, among others, the proposal by Resurgence Health Group, LLC. Since retaining Stephens, SunLink has explored a number of strategic alternatives, none of which to date has been judged by our Board to be acceptable due to execution risk and other considerations. Based on contacts with representatives of Resurgence and Berggruen Holdings, its source of financing, SunLink believes neither party remains actively interested in seeking to acquire SunLink. To, among other things, continue evaluation on a periodic basis of SunLink’s strategic alternatives, the Board has formed a standing Strategic Planning Committee of the Board of Directors. Investors are cautioned that no inference should be drawn from the existence of such committee and its charter with respect to the probability that the Company will engage in any transaction as a result of the periodic evaluation of strategic alternatives, including with respect to any proposal previously submitted or which in the future may be re-submitted or newly presented to the Company.

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

Our critical accounting estimates are more fully described in our 2008 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED September 30,
	2008	2007	% Change
Net Revenues - Healthcare Facilities	$37,067	$38,236	-3.06%
Net Revenues - Specialty Pharmacy	9,671	—	N/A

Total Net Revenues	46,738	38,236	22.24%
Costs and expenses	(46,474)	(37,170)	25.03%

Operating profit	264	1,066	-75.23%
Interest expense	(1,254)	(410)	205.85%
Interest income	7	5	40.00%

Loss (Earnings) from continuing operations before income taxes	$(983)	$661	N/A

Healthcare Facilities Segment:
Admissions	2,095	2,172	-3.55%
Equivalent admissions	6,123	6,668	-8.17%
Surgeries	983	1,145	-14.15%
Revenue per equivalent admissions	$6,054	$5,734	5.58%

Equivalent admissions – Equivalent admissions is used by management (and certain investors) as a general measure of combined inpatient and outpatient volume for our hospital operations. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Our net revenues are from our two business segments, healthcare facilities and specialty pharmacy. The operations of SunLink’s former Mountainside Medical Center which was operated during these periods is reported in discontinued operations for all periods discussed.

Healthcare Facilities Segment

Net revenues for the quarter ended September 30, 2008 were $37,067 with a total of 6,123 equivalent admissions and revenue per equivalent admission of $6,054 compared to net revenues of $38,236 with a total of 6,668 equivalent admissions and revenue per equivalent admission of $5,734 for the quarter ended September 30, 2007.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2008	2007
Source
Medicare	40.8%	36.2%
Medicaid	14.0%	16.7%
Self pay	12.6%	17.1%
Commercial Insurance & Other	32.6%	30.0%

	100.0%	100.0%

The decrease in net revenues of 3.06% was due to net outpatient service revenue decreases and decreases in self-pay revenue. Net outpatient service revenues decreased $1,440, a 7.2% decrease from last year to $18,481 for the three months ended September 30, 2008 and decreased to 49.9% of net revenues from 52.1% last year. Self-pay revenues decreased $1,822, a 28.0% decrease from last year to $4,657 for the three months ended September 30, 2008.

Net revenue for the three months ended September 30, 2008 and 2007, included $431 and $267, respectively, from state indigent care programs. Net revenues included an increase of $248 and $75 for the three months ended September 30, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Medicaid and self-pay net revenues decreased during the quarter ended September 30, 2008 compared to the comparable quarter last year. Medicaid revenue decreased due to lower Medicaid patient days and inpatient admissions and fewer Medicaid deliveries at one hospital which the Company believes resulted from more stringent State eligibility standards for Medicaid patients. The decrease in self-pay net revenues resulted from lower self-pay patient hospital admissions which we believe resulted from more uninsured patients delaying health care treatment due to the overall poorer economic conditions and by patients accessing free or lower cost healthcare available from alternative sources. Medicare and commercial insurance and other net revenues increased during the quarter ended September 30, 2008 as compared to the prior year. The increase in inpatient volume contributed to the increased commercial insurance net revenues while Medicare net revenues have increased due to the increased number of patients eligible for Medicare in our service areas.

We added nine net new doctors during the year ended June 30, 2008 and no net new doctors during the three months ended September 30, 2008. During the three months ended September 30, 2008, SunLink expensed $189 on physician guarantees and recruiting expenses compared to $147 for the same period last year. We also have expended approximately $8,720 for capital expenditures to upgrade services and facilities since July 1, 2007.

We believe the downturn in the economy is negatively affecting our revenue growth. However, we continue to seek increased patient volume by selectively attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

Specialty Pharmacy Segment

On April 22, 2008 SunLink acquired Carmichael. Net revenue for the quarter ended September 30, 2008 increased $9,671 as a result of the acquisition.

Costs and Expenses

Costs and expenses including depreciation, were $46,474 and $37,170 for the three months ended September 30, 2008 and 2007, respectively.

	Costs and Expenses As % of Net Revenues Three Months Ended September 30,
	2008	2007
Costs of goods sold	13.0%	0.00%
Salaries, wages and benefits	42.9%	46.6%
Provision for bad debts	12.0%	17.3%
Supplies	8.0%	9.9%
Purchased services	6.5%	6.7%
Other operating expenses	11.6%	11.6%
Rent and lease expense	1.7%	1.9%

Cost of goods sold was approximately 13.0% of revenue for the Specialty Pharmacy segment.

Salaries, wages and benefits expense decreased as a percentage of net revenues for the three months ended September 30, 2008 due to the addition of the specialty pharmacy business which has a lower percentage of labor cost to revenue than the hospital facilities businesses. However, salaries, wages and benefits expense for the Healthcare Facilities Segment increased due to having more employed physicians in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Provision for bad debts decreased as a percentage of net revenue for the three months ended September 30, 2008 due to improved upfront collection procedures, collecting on old accounts receivable balances, decrease in self-pay revenue of 4.5% and due to the addition of the specialty pharmacy business which has a lower bad debt rate than the Healthcare Facilities business.

Supplies expense decreased as a percentage of net revenue for the three months ended September 30, 2008 due to decreased admissions and surgeries. Purchased services, other operating, and rent and lease expenses remained relatively constant for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Depreciation and amortization expense increased $481 for the three months ended September 30, 2008 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $8,720 of capital expenditures made in the past 15 months and the addition of $12,859 in intangible assets relating to the Carmichael acquisition. Carmichael amortization expense for the three months ended September 30, 2008 was $182.

Operating profit for the three months ended September 30, 2008 was $264 or 0.5% of net revenues compared to $1,066 or 2.8% of net revenues for the three months ended September 30, 2007. The decrease in operating profit as a percentage of net revenues was primarily attributable to increased depreciation and amortization expense, higher salaries, wages and benefits at the Healthcare Facilities and increased corporate overhead.

Interest expense was $1,254 and $410 for the three months ended September, 2008 and 2007, respectively. The increase in interest expense resulted from higher outstanding debt amounts due to prior year capital expenditures, the cash paid in April 2008 for the Carmichael acquisition and the $310 in derivative interest related to the Carmichael acquisition. In April 2008, we entered into a $47,000 seven-year senior secured credit facility agreement. As of September 30, 2008, our outstanding balance on our current credit agreement was $40,117. As of September 30, 2007, our outstanding balance on our prior credit agreement was $14,627.

Income tax benefit of $495 ($456 federal tax benefit and $39 state tax benefit) and income tax expense of $218 ($195 federal tax expense and $23 state tax expense) was recorded for the three months ended September 30, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at September 30, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,736. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations was $488 ($0.07 per fully diluted share) for the quarter ended September 30, 2008 compared to earnings from continuing operations of $443 ($0.06 per fully diluted share) for the comparable quarter last year. Decreased operating profit and increased interest expense resulted in the lower earnings from continuing operations in the current year’s quarter.

The loss from discontinued operations after taxes of $61 ($0.01 per fully diluted share) in the quarter ended September 30, 2008 resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $50 ($0.01 per fully diluted share) for the quarter ended September 30, 2007.

Net loss was $549 ($0.07 per fully diluted share) in the quarter ended September 30, 2008 compared to net earnings of $393 ($0.05 per fully diluted share) in the quarter ended September 30, 2007.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by (used in) operations for the quarter ended September 30, 2008 and 2007, respectively, is shown below.

	Three Months ended September 30,
	2008	2007
Healthcare Facilities Adjusted EBITDA	$2,566	$3,445
Specialty Pharmacy Adjusted EBITDA	807	—
Corporate overhead costs	(1,405)	(1,155)
Taxes and interest expense	(714)	(593)
Other non-cash expenses and net changes in operating assets and liabilities	(2,184)	(351)

Net cash provided by (used in) operations	$(930)	$1,346

Liquidity and Capital Resources

We used $930 of cash from operating activities during the three months ended September 30, 2008 compared to generating $1,346 of cash during the comparable period last year. The cash used from operations in the current quarter resulted mainly from lower operating profit, decrease in third party payables resulting from cash paid for cost report settlements, increased interest expense due to the higher debt levels, and cash paid for income tax payments.

On April 23, 2008, SunLink entered into a new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (7.43% at September 30, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (9.00% at September 30, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,700 at September 30, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,140. The fees will be amortized as a component of interest expense over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $92 and accumulated amortization was approximately $153 for the quarter ended September 30, 2008. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink 2008 Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $382 for capital improvements during the three months ended September 30, 2008 and expect to spend approximately $1,700 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink 2008 Credit Facility. The total availability of credit under all components of the SunLink 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $44,700 at September 30, 2008, of which $34,417 was outstanding under a term loan and $5,700 was outstanding on a revolver loan. The current remaining availability of approximately $4,583 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis (MD&A), as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2008 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year	$1,844	$150	$2,533	$88	$2,638	$234
2 years	1,782	300	1,827	—	2,489	216
3 years	1,774	300	989	—	2,350	192
4 years	1,750	300	499	—	2,212	168
5 years	1,750	300	293	—	2,076	144
5 years +	25,667	1,650	1,340	—	2,007	132

	$34,567	$3,000	$7,481	$88	$13,772	$1,086

At September 30 2008, SunLink had a contract with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2008 is a liability of $95 for two physician guarantees. SunLink expensed $189 and $147 on physician guarantees and recruiting for the three months ended September 30, 2008 and 2007, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2008.

The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,000 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within a year. The put option derivative liability as of September 30, 2008 was $368.

At September 30, 2008, we had outstanding long-term debt and subordinated debt of $37,567 of which $34,417 was incurred under the SunLink 2008 Credit Facility, $3,000 was incurred under the subordinated loan, and $150 was related to capital leases. Also outstanding at September 30, 2008 was a revolving line of credit loan of $5,700.

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in September 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at September 30, 2008, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $18 in the quarter ended September 30, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at September 30, 2008 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare, LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside

Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, SunLink sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH may appeal the above ruling, SunLink has not recorded a receivable for the judgment amount.

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in September 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) in order to permit our management to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report on Internal Control Over Financial Reporting” on Item 4T of this Quarterly Report for our assessment. We are in the second year of compliance with Sarbanes Oxley and are establishing the process to update our documentation and perform retesting on internal controls for the Healthcare Facilities. We are also working on establishing a Sarbanes Oxley program at Carmichael.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”, which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities;

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS No. 157.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$368	$—	$368

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There has been no effect on the consolidated statement of earnings from the adoption of this statement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $201 for legal services to these law firms in the three months ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 credit facility. At September 30, 2008, borrowings under the facility of $40,117 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $401 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008 and September 30, 2008, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 and September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of June 30, 2008 and September 30, 2008, our internal control over financial reporting was effective based on those criteria.

In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of one of our subsidiaries—Carmichael. that we acquired on April 22, 2008. Such subsidiary represented approximately 25% of our total consolidated assets at June 30, 2008. In our Report on Form 10-K for the year ended June 30, 2009, we will be required to provide an assessment of our compliance that takes into account an assessment of SunLink ScriptsRx LLC and all of our other currently existing subsidiaries as of June 30, 2009.

Since the April 2008 acquisition of Carmichael, (see Note 3 to the consolidated financial statements included in this report), we have focused upon integrating the operations acquired into our disclosure controls and procedures and internal controls. On September 17, 2008, we announced that the financial statements of Carmichael for the periods June 1, 2006 through December 31, 2006, January 1, 2007 through December 31, 2007 and January 1, 2008 through April 22, 2008, should not be relied upon and that we expect the audited financial statements of Carmichael to be restated to adjust the pre-acquisition periods previously reported in our Current Report on Form 8-K filed on July 9, 2008.

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

Due to the need to integrate Carmichael into our system of disclosure and internal controls, we may not be able to calculate meaningful changes in bad debts or revenue until after the first anniversary of the acquisition. Furthermore, the pre-existing deficiencies in the Carmichael financial systems, processes and related internal controls increase the risk that the historical financial statements of the Carmichael operations and cash flows which were provided to SunLink may not be accurate in additional ways or to an extent beyond the way preliminarily identified by us in our September Current Report on Form 8-K. Prior to the acquisition, we conducted extensive due diligence investigations with respect to the operations and cash flows of Carmichael; however, there is a risk due to material deficiencies in Carmichael internal controls that additional undetected errors may exist in the financial statements provided by Carmichael.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of June 30, 2008 and September 30, 2008 (the “Evaluation Dates”), have concluded that as of the Evaluation Dates, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, SunLink sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH may appeal the above ruling, SunLink has not recorded a receivable for the judgment amount.

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in September 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

Dated: November 13, 2008