Form 10-Q
period 2008-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2009-02-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of February 13, 2009 was 7,998,432.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,122	$1,716
Receivables - net	21,769	20,052
Inventory	4,838	4,711
Deferred income tax asset	4,800	5,449
Prepaid expenses and other	3,455	3,244

Total Current Assets	35,984	35,172

Property, Plant and Equipment, at cost	71,149	71,205
Less accumulated depreciation and amortization	22,519	19,985

Property, Plant and Equipment - net	48,630	51,220

Intangible assets - net	12,975	13,427
Goodwill	9,453	9,453
Other assets	2,157	2,352

Total Assets	$109,199	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,385	$8,691
Revolving advances	5,500	3,900
Third-party payor settlements	955	1,664
Current maturities of long-term debt	1,846	1,844
Current maturities of subordinated long-term debt	300	150
Accrued payroll and related taxes	4,781	6,012
Income taxes	—	555
Current liabilities of Mountainside Medical Center	594	600
Other accrued expenses	3,960	3,653

Total Current Liabilities	27,321	27,069

Long-Term Liabilities:
Long-term debt	31,784	33,118
Subordinated long-term debt	2,700	2,850
Noncurrent liability for professional liability risks	2,804	2,506
Noncurrent deferred income tax liabilities	1,971	3,132
Other noncurrent liabilities	1,458	2,090

Total Long-term Liabilities	40,717	43,696

Commitments and Contingencies
Miniority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,998 shares at December 31, 2008 and 7,932 shares at June 30, 2008	3,999	3,966
Additional paid-in capital	11,532	11,310
Retained earnings	25,265	25,551
Accumulated other comprehensive loss	(250)	(583)

Total Shareholders’ Equity	40,546	40,244

Total Liabilities and Shareholders’ Equity	$109,199	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2008	2007	2008	2007
Net Revenues	$50,129	$36,969	$96,867	$75,205

Costs and Expenses:
Cost of Goods Sold	9,231	—	15,295	—
Salaries, wages and benefits	19,511	17,589	39,601	35,414
Provision for bad debts	5,503	5,216	11,122	11,845
Supplies	3,387	3,745	7,113	7,525
Purchased services	2,870	2,472	5,922	5,023
Other operating expenses	5,460	5,425	10,894	9,856
Rent and lease expense	776	755	1,560	1,485
Depreciation and amortization	1,699	1,278	3,404	2,502

Cost of patient service revenues	48,437	36,480	94,911	73,650

Operating Profit (Loss)	1,692	489	1,956	1,555

Other Income (Expense):
Gain on sale of assets	180	—	180	—
Interest expense	(1,272)	(436)	(2,526)	(846)
Interest income	10	28	17	33

Earnings (Loss) from Continuing Operations before Income Taxes	610	81	(373)	742

Income Tax Expense (Benefit)	244	30	(251)	248

Earnings (Loss) from Continuing Operations	366	51	(122)	494

Loss from Discontinued Operations	(103)	(84)	(164)	(134)

Net Earnings (Loss)	$263	$(33)	$(286)	$360

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.05	$0.01	$(0.02)	$0.07

Diluted	$0.05	$0.01	$(0.02)	$0.06

Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net Earnings (Loss):
Basic	$0.03	$(0.00)	$(0.04)	$0.05

Diluted	$0.03	$(0.00)	$(0.04)	$0.05

Weighted-Average Common Shares Outstanding:
Basic	7,990	7,515	7,963	7,514

Diluted	8,001	7,789	7,963	7,789

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2008	2007
Net Cash Provided By (Used In) Operating Activities	$(788)	$2,818

Cash Flows From Investing Activities:

Expenditures for property, plant and equipment	(574)	(5,329)
Proceeds from sale of assets	522	—

Net Cash Used in Investing Activities	(52)	(5,329)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	108	13
Revolving advances, net	1,600	3,299
Payments on long-term debt	(1,462)	(453)

Net Cash Provided by Financing Activities	246	2,859

Net Increase (Decrease) in Cash and Cash Equivalents	(594)	348

Cash and Cash Equivalents at Beginning of Period	1,716	814

Cash and Cash Equivalents at End of Period	$1,122	$1,162

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$1,734	$839

Income taxes	$820	$597

Non-cash investing and financing activities :

Property, plant and equipment acquired but not paid	$—	$1,028

Asset acquired under capital lease obligation	$131	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2008 and 2007 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008. Our Specialty Pharmacy Segment is operated through SunLink ScriptsRx LLC and consists of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals, three nursing homes and four home health agencies, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including, but not limited to hospitals, nursing homes and home health agencies. During the quarter and six months ended

December 31, 2008, we concentrated our healthcare facilities efforts on the operations of our existing hospitals. During the current and prior fiscal years, we have evaluated certain rural and exurban hospitals and healthcare facilities which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our acquisition strategy for our pharmacy business is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

Note 3. – Carmichael’s Cashway Pharmacy Acquisition

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

The following table presents selected unaudited consolidated financial information of our company, for the three and six months ended December 31, 2007, as if the acquisition of Carmichael had occurred on July 1, 2007. The pro forma results are derived from the historical financial results of Carmichael for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on July 1, 2007.

	Unaudited Six Months Ended December 31, 2007	Unaudited Three Months Ended December 31, 2007
Revenues	$97,462	$48,097
Earnings (Loss) from Continuing Operations	123	(352)
Earnings (loss) per share from Continuing Operations, diluted	$0.02	$(0.04)

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Loss from discontinued operations:

Housewares Segment:
Loss from operations	$(122)	$(109)	$(140)	$(137)
Income tax benefit	(48)	(43)	(55)	(54)

Loss from Housewares Segment after taxes	(74)	(66)	(85)	(83)

Mountainside Medical
Loss from operations	(33)	(19)	(98)	(59)
Income tax benefit	(13)	(8)	(37)	(23)

Loss from Mountainside Medical Center after taxes	(20)	(11)	(61)	(36)

Life sciences and engineering segment:
Loss from operations	(14)	(12)	(29)	(25)
Income tax benefit	(5)	(5)	(11)	(10)

Loss from life sciences and engineering segment after income taxes	(9)	(7)	(18)	(15)

Loss from discontinued operations	$(103)	$(84)	$(164)	$(134)

Housewares Segment - Beldray Limited (“Beldray”), a U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005. SunLink’s non-current liability reserves for discontinued operations at December 31, 2008, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the application.

Mountainside Medical Center – On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the quarter ended December 31, 2008 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six months ended December 31, 2008 and 2007, respectively, were the following:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Interest cost	$18	$18	$36	$36
Expected return on assets	(13)	(14)	(25)	(27)
Amortization of prior service cost	9	8	18	16

Net pension expense	$14	$12	$29	$25

SunLink did not contribute to the plan in the six months ended December 31, 2008. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2009.

Industrial Segment - In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, obligations may remain relating to product liability claims for products sold prior to the disposal.

Discontinued Operations Reserves - Over the past 19 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. – Stock-Based Compensation

For the three months ended December 31, 2008 and 2007, SunLink recognized $26 and $103, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the six months ended December 31, 2008 and 2007, SunLink recognized $147 and $206 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were zero share options granted during the three months ended December 31, 2008 and 28,000 share options granted during the six months ended December 31, 2008.

In November 2008, SunLink approved an Executive Bonus Plan for 2009 (the “Plan”), which is a variable cash incentive program designed to reward Executives of SunLink and its affiliates for successful achievement of certain short-term corporate goals and objectives. The Plan is being offered to all of the Company’s executive officers and certain other employees, and requires that each participant, in order to participate in the Plan, agree to relinquish any and all stock options, such executive officer holds, that have an exercise price equal to or greater than $6.00 per share. During the quarter ended December 31, 2008, stock options totaling 601,106 shares were relinquished under the Plan.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis (adoption is required on July 1, 2009).

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

The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2008, as required by SFAS No. 157. These liabilities were recorded in other accrued expenses in the consolidated balance sheet.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$659	$—	$659

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

In March 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any business combination transactions concluded after June 30, 2009.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,”Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on

September 1, 2009; earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Note 7. – Receivables- net

	December 31, 2008	June 30, 2008
Accounts receivable (net of contractual allowances)	$36,206	$34,190
Less allowance for doubtful accounts	(14,437)	(14,138)

Receivables - net	$21,769	$20,052

Net revenues included $24 and $249 for the three months ended December 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included $272 and $324 for the six months ended December 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. - Goodwill And Intangible Assets

SunLink has goodwill and intangible assets resulting from acquisitions of its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	December 31, 2008	June 30, 2008
Specialty Pharmacy Segment	$12,356	$12,721
Healthcare Facilities Segment	619	706

	$12,975	$13,427

Amortization expense was $226 and $42, for the quarters ended December 31, 2008 and 2007, respectively. Amortization expense was $452 and $85, for the six months ended December 31, 2008 and 2007, respectively.

Goodwill consists of the following:

	December 31, 2008	June 30, 2008
Healthcare Facilities Segment	$2,944	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,453	$9,453

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2008	June 30, 2008
Term Loan	$33,461	$34,854
Capital lease obligations	169	108

Total	33,630	34,962
Less current maturities	(1,846)	(1,844)

	$31,784	$33,118

SunLink Credit Facilities—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at December 31, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at December 31, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,500 at December 31, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,174. The fees will be amortized over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was $95 and $187, respectively, for the quarter and six months ended December 31, 2008. Accumulated amortization was $248 at December 31, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31, 2008	June 30, 2008
Carmichael	$3,000	$3,000
Less current maturities	(300)	(150)

	$2,700	$2,850

Carmichael’s Loan – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of the note and accrued interest. The note is subordinate to the 2008 Credit Facility.

Note 11. – Income Taxes

Income tax expense of $244 ($233 federal tax expense and $11 state tax expense) and income tax expense of $30 ($27 federal tax expense and $3 state tax expense) was recorded for the three months ended December 31, 2008 and 2007, respectively. Income tax benefit of $251 ($223 federal tax benefit and $28 state tax benefit) and income tax expense of $248 ($222 federal tax expense and $26 state tax expense) was recorded for the six months ended December 31, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at December 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,829. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	7
Additions for tax positions of prior years	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior years	(11)
Settlements	—

Balance at December 31, 2008	$54

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2008, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount decreased during the current period to $54. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies and income tax penalties as tax expense. At July 1, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $10 and we had recorded no related accrued penalties. The amount of accrued interest increased by $2 during the six months ended December 31, 2008 to $12.

Note 12. – Minority Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The minority interest reported reflects these physicians ownership interest at December 31, 2008. The results of operations for the period from February 1, 2008 to June 30, 2008 and from July 1, 2008 to December 31, 2008 were a loss and did not result in any change in the physicians’ ownership interest.

Note 13. - Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net earnings (loss)	$263	$(33)	$(286)	$360
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	165	42	333	14

Comprehensive earnings	$428	$9	$47	$374

Note 14. - Commitments and Contingencies

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to

SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH appealed the above ruling, SunLink has not recorded a receivable for the judgment amount.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2008, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $122 in the three months ended December 31, 2008 and $140 in the six months ended December 31, 2008 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at December 31, 2008 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Other

The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,448 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within one year from the acquisition date. The put option derivative liability as of December 31, 2008 was $659 and was recorded in other accrued expenses in the consolidated balance sheet. See Notes 3 and 6.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2008 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year	$1,750	$300	$2,669	$—	$2,573	$228

2 years	1,750	300	1,751	—	2,425	204
3 years	1,750	300	870	—	2,289	180
4 years	1,750	300	463	—	2,137	156
5 years	1,750	300	282	—	2,001	132
5 years +	24,711	1,500	1,280	—	1,932	120

	$33,461	$3,000	$7,315	$—	$13,357	$1,020

At December 31 2008 SunLink had no outstanding contracts with physicians that contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. SunLink expensed $195 and $169 on physician guarantees and recruiting for the three months ended December 31, 2008 and 2007, respectively, and expensed $384 and $316 on physician guarantees and recruiting for the six months ended December 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2008.

Note 15. Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $114 and $242 for the three months ended December 31, 2008 and 2007, respectively, and $315 and $439 for the six months ended December 31, 2008 and 2007, respectively for such services.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the quarter and six months ended December 31, 2008 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended December 31, 2008:

Net Revenues from external customers	$36,430	$13,699	$—	$50,129
Operating profit (loss)	1,236	1,600	(1,144)	1,692
Depreciation and amortization	1,209	379	111	1,699
Assets	71,517	29,844	7,838	109,199
Expenditures for property, plant and equipment	$209	$80	$34	$323

Six months ended December 31, 2008:

Net Revenues from external customers	$73,497	$23,370	$—	$96,867
Operating profit (loss)	2,598	2,032	(2,674)	1,956
Depreciation and amortization	2,421	754	229	3,404
Assets	71,517	29,844	7,838	109,199
Expenditures for property, plant and equipment	$342	$187	$176	$705

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare facilities and for acquisitions and replacement healthcare facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our hospitals, including both software and hardware.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	weather-related events such as flooding, wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms).

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	assumed liabilities discovered subsequent to an acquisition;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Corporate Business Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals, three nursing homes and four home health agencies, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the quarter and six months ended December 31, 2008, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

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

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2008	2007	% Change	2008	2007	% Change
Net Revenues - Healthcare Facilities	$36,430	$36,969	-1.46%	$73,497	$75,205	-2.27%
Net Revenues - Specialty Pharmacy	13,699	—	N/A	23,370	—	N/A

Total Net Revenues	50,129	36,969	35.60%	96,867	75,205	28.80%
Costs and expenses	(48,437)	(36,480)	32.78%	(94,911)	(73,650)	28.87%

Operating profit	1,692	489	246.01%	1,956	1,555	25.79%
Gain on sale of assets	180	—	N/A	180	—	N/A
Interest expense	(1,272)	(436)	191.74%	(2,526)	(846)	198.58%
Interest income	10	28	-64.29%	17	33	-48.48%

Earnings (Loss) from continuing operations before income taxes	$610	$81	N/A	$(373)	$742	N/A

Healthcare Facilities Segment:
Admissions	2,081	2,142	-2.85%	4,176	4,314	-3.20%
Equivalent admissions	6,180	6,114	1.08%	12,303	12,782	-3.75%
Surgeries	881	1,131	-22.10%	1,864	2,276	-18.10%
Revenue per equivalent admissions	$5,895	$6,047	-2.51%	$5,974	$5,884	1.53%

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

Results of Operations

Healthcare Facilities Segment

Net revenues for the quarter ended December 31, 2008 were $36,430 with a total of 6,180 equivalent admissions and revenue per equivalent admission of $5,895 compared to net revenues $36,969 with a total of 6,114 equivalent admissions and revenue per equivalent admission of $6,047 for the quarter ended December 31, 2007.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s Healthcare Facilities during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Source
Medicare	42.0%	40.4%	41.4%	39.8%
Medicaid	14.2%	14.9%	14.1%	14.4%
Self pay	12.9%	12.4%	12.7%	14.1%
Commercial Insurance & Other	30.9%	32.3%	31.8%	31.7%

	100.0%	100.0%	100.0%	100.0%

The 1.46% decrease in net revenues for the quarter ended December 31, 2008 was primarily due to increases in outpatient revenue and self pay offset by decreases in Medicaid and commercial insurance and other. Outpatient revenue increased $370, a 2.0% increase from last year, to $18,559 for the three months ended December 31, 2008. Self pay revenue increased $138, a 0.6% increase from last year, to $18,559 for the three months ended December 31, 2008. Medicaid revenues decreased $324, a 0.7% decrease from last year, to $5,171 for the three months ended December 31, 2008. Commercial Insurance & other revenues decreased $710, a 1.5% decrease from last year to $11,252 for the three months ended December 31, 2008.

Net revenue for the three months ended December 31, 2008 and 2007, included net revenues of $210 and $363, respectively, from state indigent care programs. Net revenues included an increase of $23 and an increase of $249 for the three months ended December 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Net revenues for the six months ended December 31, 2008 were $73,497 with a total of 12,303 equivalent admissions and revenue per equivalent admission of $5,974 compared to net revenues of $75,205 with a total of 12,782 equivalent admissions and revenue per equivalent admission of $5,884 for the six months ended December 31, 2007.

The 2.27% decrease in net revenues for the six months ended December 31, 2008 was primarily due to net outpatient service revenue decreases and decreases in Medicaid and self pay revenues. Net outpatient service revenues decreased $1,070, a 2.8% decrease from last year to $37,040 for the six months ended December 31, 2008 and decreased to 50.4% of net revenues from 50.7% last year. Medicaid revenues decreased $484, a 0.3% decrease from last year to $10,358 for the six months ended December 31, 2008. Self pay revenues decreased $1,196, a 1.3% decrease from last year to $9,369 for the six months ended December 31, 2008.

Net revenue for the six months ended December 31, 2008 and 2007, included net revenues of $640 and $624, respectively, from state indigent care programs. Net revenues included an increase of $271 and $324 for the six months ended December 31, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Medicare increased during the quarter by $358 and by $501 in the six months ended December 31, 2008 compared to the comparable quarter last year. Medicare net revenues have increased due to the increased number of Medicare eligible patients in our service areas. Medicaid net revenues decreased during the quarter and six months ended December 31, 2008 compared to the comparable quarter last year. Medicaid revenue decreased due to fewer Medicaid eligible patients as a result of more stringent State eligibility standards.

Self-pay revenues decreased for the six months ended December 31, 2008. The decrease in self-pay net revenues resulted from lower self-pay patient hospital admissions which is thought to have resulted from more uninsured patients either delaying health care treatment due to the economic recession, accessing free or lower cost healthcare available from local governmental agencies or other sources or both. The lower self-pay net revenue also results partially from hospital management’s improvements in identifying the patient’s insurance carrier or assisting the patient in becoming eligible for Medicaid. The decrease in inpatient volume contributed to the decreased commercial insurance net revenues in the quarter ended December 31, 2008.

We added nine net new doctors during the year ended June 30, 2008 and negative one net new doctors during the six months ended December 31, 2008. During the six months ended December 31, 2008, SunLink expensed $384 on physician guarantees and recruiting expenses compared to $316 for the same period last year. We also have expended approximately $8,911 for capital expenditures to upgrade services and facilities since July 1, 2007.

We believe the economic recession is negatively affecting our hospital patient census and our Healthcare Facilities revenue growth. However, we continue to seek increased patient volume by implementing cost controls where needed in our facilities and corporate offices, selectively attracting additional physicians to our hospitals, selectively upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

Specialty Pharmacy Segment

On April 22, 2008 SunLink acquired Carmichael. Net revenue for the quarter and six months ended December 31, 2008 was significantly affected by the acquisition and was $13,699 and $23,370, respectively.

Healthcare Facilities Segment Costs and Expenses

Cost and expenses for our Healthcare Facilities including depreciation and amortization, was $35,054 and $35,217 for the three months ended December 31, 2008 and 2007, respectively, and $70,761 and $71,115 for the six months ended December 31, 2008 and 2007, respectively.

	Cost of Revenues As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Salaries, wages and benefits	46.9%	45.5%	47.2%	45.0%
Provision for bad debts	14.6%	14.1%	14.5%	15.7%
Supplies	9.2%	10.1%	9.6%	10.0%
Purchased services	7.1%	6.7%	7.1%	6.7%
Other operating expenses	12.7%	13.2%	12.2%	11.8%
Rent and lease expense	1.9%	2.0%	1.9%	1.9%
Depreciation and amortization	3.3%	3.1%	3.3%	3.0%

Salaries, wages and benefits expense increased as a percentage of net revenues for the three and six months ended December 31, 2008 due to having more employed physicians and higher employee health claim costs in the quarter and six months ended December 31, 2008 compared to the quarter and six months ended December 31, 2007.

Provision for bad debts increased as a percentage of net revenue in the three months ended December 31, 2008 due to increase in self-pay revenue of 0.5%. Provision for bad debts decreased as a percentage of net revenue in the six months ended December 31, 2008 due to improved upfront collection procedures, collecting on old accounts receivable balances and decrease in self-pay revenue of 1.4%.

Supplies expense decreased as a percentage of net revenue in the current year due to the decreases in admissions and surgeries. Admissions decreased 2.8% and 3.2% and surgeries decreased 22.1% and 18.1% for the three and six months, respectively, ended December 31, 2008. Purchased services, increased as a percentage of net revenues for the three and six months ended December 31, 2008 due to the cost of a geriatric psychiatry program at one of the facilities that started in June 2008. Other operating expenses decreased as a percentage of net revenue in the three months ended December 31, 2008 due to decreases in radiology and anesthesia fees and repair and maintenance costs. Other operating expenses increased in the six months ended December 31, 2008 due to an increase in general and professional liability insurance.

Depreciation and amortization expense increased for the three and six months ended December 31, 2008 compared to the comparable prior year period. The increase was due primarily to the approximately $8,911 of capital expenditures made in the past 18 months.

Specialty Pharmacy Segment Costs and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008 including depreciation and amortization, was $12,100 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $21,339 and $0 for the six months ended December 31, 2008 and 2007, respectively.

	Cost of Revenues As % of Net Revenues
	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Cost of goods sold	67.4%	65.4%
Salaries, wages and benefits	12.0%	14.4%
Provision for bad debts	1.3%	1.9%
Supplies	0.3%	0.4%
Purchased services	2.2%	2.9%
Other operating expenses	1.9%	2.5%
Rent and lease expense	0.5%	0.5%
Depreciation and amortization	2.8%	3.2%

The Specialty Pharmacy Segment’s business is seasonal. Sales for the three months ended December 31, 2008 were 59% of sales for the six months ended December 31, 2008. As a result, all cost and expense categories except for cost of goods sold had a lower percentage of net revenue in the three months ended December 31, 2008 when compared to the six months ended December 31, 2008 due to the increased sales. Costs of goods sold increased as a percent of net revenue for the three months ended December 31, 2008 compared to the six months ended December 31, 2008 as a result of significantly increased sales of one infusion therapy product in the three months ended December 31, 2008. This product has a higher cost than the average cost of the products sold by the Segment.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,283 and $1,263 for the three months ended December 31, 2008 and 2007, respectively, and $2,811 and $2,535 for the six months ended December 31, 2008 and 2007, respectively. The increase in corporate overhead for the three and six months ended December 31, 2008 was due to corporate overhead costs related to Carmichael and increased legal and consulting costs.

Operating Profit

Operating profit for the three months ended December 31, 2008 was $1,692 compared to an operating profit of $489 for the three months ended December 31, 2007. Operating profit for the six months ended December 31, 2008 was $1,956 compared to operating profit of $1,555 last year. The increase in operating profit in the current year was primarily attributable to the operating profit provided by the Specialty Pharmacy Segment.

Gain on Sale of Assets

Gain on sale of assets for the three and six months ended December 31, 2008 was $180. The gain on sale of assets was due to the sale of a medical office building in Jasper, Georgia that SunLink was not currently using in its operations.

Interest Expense

Interest expense was $1,272 and $436 for the three months ended December 31, 2008 and 2007, respectively, and was $2,526 and $846 for the six months ended December 31, 2008 and 2007, respectively. The increase in interest expense resulted from higher outstanding debt amounts due to capital expenditures, the $19,000 paid in cash in April 2008 for Carmichael and the $601 in derivative interest related to the Carmichael acquisition. The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,448 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within a year. In April 2008, we entered into a $47,000 seven-year senior secured credit facility agreement. As of December 31, 2008, our outstanding balance on our current credit agreement was $38,961. As of December 31, 2007, our outstanding balance on our prior credit agreement was $15,888.

Income Tax Expense

Income tax expense of $244 ($233 federal tax expense and $11 state tax expense) and income tax expense of $30 ($27 federal tax expense and $3 state tax expense) was recorded for the three months ended December 31, 2008 and 2007, respectively. Income tax benefit of $251 ($223 federal tax benefit and $28 state tax benefit) and income tax expense of $248 ($222 federal tax expense and $26 state tax expense) was recorded for the six months ended December 31, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at December 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,829. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings

Earnings from continuing operations were $366 ($0.05 per fully diluted share) for the quarter ended December 31, 2008 compared to earnings from continuing operations of $51 ($0.01 per fully diluted share) for the comparable quarter last year due to increased Specialty Pharmacy earnings. Loss from continuing operations was $122 ($0.02 per fully diluted share) for the six months ended December 31, 2007 compared to earnings from continuing operations was $494 ($0.07 per fully diluted share) for the comparable period last year due to the decrease in the Healthcare Facilities operating profit and increased interest expense.

The loss from discontinued operations after taxes of $164 ($0.02 per fully diluted share) in the six months ended December 31, 2008 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $103 ($0.01 per fully diluted share) for the quarter ended December 31, 2008.

Net earnings was $263 (0.03 per fully diluted share) in the quarter ended December 31, 2008 compared to net loss of $33 (0.00 per share) in the quarter ended December 31, 2007. Net loss for the six months ended December 31, 2008 was $286 ($0.04 per share) compared to net earnings of $360 ($0.05 per fully diluted share) for the six months ended December 31, 2007.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“Ebitda”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider Ebitda to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased Ebitda is an indicator of improved ability to service existing debt and to satisfy capital requirements. Ebitda, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because Ebitda is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by (used in) operations for the three and six months ended December 31, 2008 and 2007, respectively, is shown below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Healthcare Facilities Adjusted EBITDA	$2,590	$2,914	$5,156	$6,359
Specialty Pharmacy Adjusted EBITDA	1,978	—	2,785	—
Corporate overhead costs	(1,176)	(1,147)	(2,581)	(2,302)
Taxes and interest expense	(1,442)	(380)	(2,156)	(973)
Other non-cash expenses and net changes in operating assets and liabilities	(1,808)	85	(3,992)	(266)

Net cash provided by (used in) operations	$142	$1,472	($788)	$2,818

Liquidity and Capital Resources

We used $788 of cash from operating activities during the six months ended December 31, 2008 compared to $2,818 of cash generated during the comparable period last year. The cash used from operations in the current year resulted mainly from decreases in third party payables resulting from cash paid for cost report settlements, increased interest expense due to the higher debt levels, and cash paid for income tax and debt payments.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at December 31, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at December 31, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,500 at December 31, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,174. The fees will be amortized over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was $95 and $187, respectively, for the quarter and six months ended December 31, 2008. Accumulated amortization was $248 at December 31, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink 2008 Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $574 for capital improvements during the six months ended December 31, 2008 and expect to spend approximately $1,500 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink 2008 Credit Facility. The total availability of credit under all components of the SunLink 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $44,500 at December 31, 2008, of which $33,461 was outstanding under a term loan and $5,500 was outstanding on a revolver loan. The current remaining availability of approximately $5,539 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2008 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year	$1,750	$300	$2,669	$—	$2,573	$228

2 years	1,750	300	1,751	—	2,425	204
3 years	1,750	300	870	—	2,289	180
4 years	1,750	300	463	—	2,137	156
5 years	1,750	300	282	—	2,001	132
5 years +	24,711	1,500	1,280	—	1,932	120

	$33,461	$3,000	$7,315	$—	$13,357	$1,020

At December 31 2008 SunLink had no outstanding contracts with physicians that contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. SunLink expensed $195 and $169 on physician guarantees and recruiting for the three months ended December 31, 2008 and 2007, respectively, and expensed $384 and $316 on physician guarantees and recruiting for the six months ended December 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2008.

The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,448 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within a year. The put option derivative liability as of December 31, 2008 was $659.

At December 31, 2008, we had outstanding long-term debt and subordinated debt of $36,630 of which $33,461 was incurred under the SunLink 2008 Credit Facility, $3,000 was incurred under the subordinated loan, and $169 was related to capital leases. Also outstanding at December 31, 2008 was a revolving line of credit loan of $5,500.

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically Piedmont seeks to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont seeks reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also seeks a declaratory judgment to the effect that PMH may retain certain payments it has received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also seeks recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH appealed the above ruling, SunLink has not recorded a receivable for the judgment amount.

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

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) in order to permit our management to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report on Internal Control Over Financial Reporting” on Item 4T of this Quarterly Report for our assessment. We are in the second year of compliance with Sarbanes Oxley and are establishing the process to update our documentation and perform retesting on internal controls for the Healthcare Facilities. We are also working on establishing a Sarbanes Oxley program at Carmichael. We have done our initial review and documentation on the controls at Carmichael. We are working on improving the internal controls over segregation of duties and safeguarding of assets. We plan to test controls at Carmichael’s beginning in April 2009.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis (adoption is required on July 1, 2009).

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

The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2008, as required by SFAS No. 157. These liabilities were recorded in other accrued expenses in the consolidated balance sheet.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$659	$—	$659

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

In March 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS No. 141R requirements for any business combination transactions concluded after June 30, 2009.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009; earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $114 and $242 for the three months ended December 31, 2008 and 2007, respectively, and $315 and $439 for the six months ended December 31, 2008 and 2007, respectively for such services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 credit facility. At December 31, 2008, borrowings under the facility of $38,961 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $390 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008 and December 31, 2008, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting— Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 and December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of one of our subsidiaries - Carmichael, that we acquired on April 22, 2008. Such subsidiary represented approximately 25% of our total consolidated assets at June 30, 2008. In our Report on Form 10-K for the year ended June 30, 2009, we will be required to provide an assessment of our compliance that takes into account an assessment of SunLink ScriptsRx LLC and all of our other currently existing subsidiaries as of June 30, 2009.

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

Due to the need to integrate Carmichael into our system of disclosure and internal controls, we may not be able to calculate meaningful changes in bad debts or revenue until after the first anniversary of the acquisition. Furthermore, the pre-existing deficiencies in the Carmichael financial systems, processes and related internal controls increase the risk that the historical financial statements of the Carmichael operations and cash flows which were provided to SunLink may not be accurate in additional ways or to an extent beyond the way preliminarily identified by us in our September 17, 2008 Current Report on Form 8-K. Prior to the acquisition, we conducted extensive due diligence investigations with respect to the operations and cash flows of Carmichael; however, there is a risk due to material deficiencies in Carmichael internal controls that additional undetected errors may exist in the financial statements provided by Carmichael.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of June 30, 2008 and December 31, 2008 (the “Evaluation Dates”), have concluded that as of the Evaluation Dates, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. Since PMH appealed the above ruling, SunLink has not recorded a receivable for the judgment amount.

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

On November 10, 2008, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Karen B. Brenner, C. Michael Ford, Howard E. Turner, and Christopher H. B. Mills were elected to two year terms expiring at the Annual Meeting of Shareholders in 2010. 5,540,633 votes were voted in favor of electing Ms. Brenner and 616,410 votes were withheld. 5,601,147 votes were voted in favor of electing Mr. Ford and 555,896 votes were withheld. 5,206,328 votes were voted in favor of electing Mr. Turner and 950,715 votes were withheld. 5,654,820 votes were voted in favor of electing Mr. Mills and 502,223 votes were withheld. Robert M. Thornton, Jr., Dr. Steven J. Baileys, Michael W. Hall, and Gene E. Burleson remained in office. Their terms expire at the Annual Meeting of Shareholders in 2009.

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

Dated: February 13, 2009