Form 10-Q
period 2009-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2009-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant is required to submit and post such files.    Yes ☐    No  ☐    N/A  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of May 15, 2009 was 7,998,432.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,753	$1,716
Receivables - net	24,459	20,052
Inventory	4,612	4,711
Deferred income tax asset	5,135	5,449
Prepaid expenses and other	3,242	3,244

Total Current Assets	39,201	35,172

Property, Plant and Equipment, at cost	71,037	71,205
Less accumulated depreciation and amortization	23,907	19,985

Property, Plant and Equipment - net	47,130	51,220

Intangible assets - net	12,784	13,427
Goodwill	9,453	9,453
Other assets	2,543	2,352

Total Assets	$111,111	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,207	$8,691
Revolving advances	6,000	3,900
Third-party payor settlements	284	1,664
Current maturities of long-term debt	1,825	1,844
Current maturities of subordinated long-term debt	300	150
Accrued payroll and related taxes	5,813	6,012
Income taxes	1,414	555
Other accrued liabilities	4,411	4,253

Total Current Liabilities	28,254	27,069

Long-Term Liabilities:
Long-term debt	31,335	33,118
Subordinated long-term debt	2,700	2,850
Noncurrent liability for professional liability risks	2,575	2,506
Noncurrent deferred income tax liabilities	2,040	3,132
Other noncurrent liabilities	1,427	2,090

Total Long-term Liabilities	40,077	43,696

Commitments and Contingencies
Minority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,998 shares at March 31, 2009 and 7,932 shares at June 30, 2008	3,999	3,966
Additional paid-in capital	11,558	11,310
Retained earnings	26,796	25,551
Accumulated other comprehensive loss	(188)	(583)

Total Shareholders’ Equity	42,165	40,244

Total Liabilities and Shareholders’ Equity	$111,111	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008
Net Revenues	$53,827	$39,407	$150,694	$114,612

Costs and Expenses:
Cost of Goods Sold	10,004	—	25,299	—
Salaries, wages and benefits	20,091	18,943	59,692	54,357
Provision for bad debts	5,721	5,026	16,843	16,871
Supplies	3,790	3,818	10,903	11,343
Purchased services	2,792	2,462	8,714	7,485
Other operating expenses	5,070	4,852	15,964	14,708
Rent and lease expense	841	796	2,401	2,281
Impairment of construction in progress	433	—	433	—
Depreciation and amortization	1,733	1,339	5,137	3,841

Cost of patient service revenues	50,475	37,236	145,386	110,886

Operating Profit	3,352	2,171	5,308	3,726

Other Income (Expense):
Gain on sale of assets	—	—	180	—
Interest expense	(292)	(418)	(2,818)	(1,264)
Interest income	22	14	39	47

Earnings from Continuing Operations before Income Taxes	3,082	1,767	2,709	2,509

Income Tax Expense	1,519	831	1,268	1,079

Earnings from Continuing Operations	1,563	936	1,441	1,430

Loss from Discontinued Operations	(32)	(107)	(196)	(241)

Net Earnings	$1,531	$829	$1,245	$1,189

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.20	$0.12	$0.18	$0.19

Diluted	$0.20	$0.12	$0.18	$0.18

Discontinued Operations:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Net Earnings:
Basic	$0.19	$0.11	$0.16	$0.16

Diluted	$0.19	$0.11	$0.16	$0.15

Weighted-Average Common Shares Outstanding:
Basic	7,999	7,544	7,975	7,524

Diluted	7,999	7,796	8,027	7,792

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2009	2008
Net Cash Provided By Operating Activities	$272	$2,554

Cash Flows From Investing Activities:

Expenditures for property, plant and equipment	(1,032)	(7,009)
Proceeds from sale of assets	522	—

Net Cash Used in Investing Activities	(510)	(7,009)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares under stock option plans	108	137
Revolving advances, net	2,100	5,745
Payments on long-term debt	(1,933)	(665)

Net Cash Provided by Financing Activities	275	5,217

Net Increase in Cash and Cash Equivalents	37	762

Cash and Cash Equivalents at Beginning of Period	1,716	814

Cash and Cash Equivalents at End of Period	$1,753	$1,576

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$2,415	$1,269

Income taxes	$1,145	$929

Non-cash investing and financing activities :

Property, plant and equipment acquired but not paid	$—	$727

Asset acquired under capital lease obligation	$131	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2009 and 2008 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals, three nursing homes and four home health agencies, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including, but not limited to hospitals, nursing homes and home health agencies. During the three and nine month periods ended March 31, 2009, we concentrated our healthcare facilities efforts on the operations of our existing hospitals. During the current and prior fiscal years, we have evaluated certain rural and exurban hospitals and healthcare facilities which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our acquisition strategy for our pharmacy business is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

We may consider disposition of one or more of our facilities or businesses based on a variety of factors including asset values, operating performance, return on investment, competition from existing and potential facilities, industry and reimbursement trends and capital improvement needs.

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

The following table presents selected unaudited consolidated financial information of our Company, for the three and nine months ended March 31, 2008, as if the acquisition of Carmichael had occurred on July 1, 2007. The pro forma results are derived from the historical financial results of Carmichael for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on July 1, 2007.

	Unaudited Nine Months Ended March 31, 2008	Unaudited Three Months Ended March 31, 2008
Revenues	$147,770	$50,308
Earnings from Continuing Operations	1,063	940
Earnings per share from Continuing Operations, diluted	$0.13	$0.12

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Loss from discontinued operations:

Housewares Segment:
Loss from operations	$(51)	$(95)	$(191)	$(232)
Income tax benefit	(23)	(38)	(78)	(92)

Loss from Housewares Segment after taxes	(28)	(57)	(113)	(140)

Mountainside Medical Center
Loss from operations	—	(69)	(98)	(128)
Income tax benefit	(3)	(27)	(40)	(50)

Loss from Mountainside Medical Center after taxes	3	(42)	(58)	(78)

Life Sciences and Engineering Segment:
Loss from operations	(14)	(13)	(43)	(38)
Income tax benefit	(7)	(5)	(18)	(15)

Loss from Life Sciences and Engineering Segment after income taxes	(7)	(8)	(25)	(23)

Loss from discontinued operations	$(32)	$(107)	$(196)	$(241)

Housewares Segment - Beldray Limited (“Beldray”), a U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005. SunLink’s non-current liability reserves for discontinued operations at March 31, 2009, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the application.

Mountainside Medical Center - On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in other accrued liabilities on the consolidated balance sheet. The pre-tax losses in the three and nine months ended March 31, 2009 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine months ended March 31, 2009 and 2008, respectively, were the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Interest cost	18	18	54	54
Expected return on assets	(13)	(13)	(38)	(40)
Amortization of prior service cost	9	8	27	24

Net pension expense	14	13	43	38

SunLink did not contribute to the plan in the nine months ended March 31, 2009. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2009.

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

Note 5. – Stock-Based Compensation

For the three months ended March 31, 2009 and 2008, SunLink recognized $26 and $89, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the nine months ended March 31, 2009 and 2008, SunLink recognized $173 and $295 respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were zero share options granted during the three months ended March 31, 2009 and 28,000 share options granted during the nine months ended March 31, 2009.

In November 2008, SunLink approved an Executive Bonus Plan for 2009 (the “Plan”), which is a variable cash incentive program designed to reward Executives of SunLink and its affiliates for successful achievement of certain short-term corporate goals and objectives. The Plan was offered to all of the Company’s executive officers and certain other employees, and requires that each participant, in order to participate in the Plan, agree to relinquish any and all stock options that such executive officer holds that have an exercise price equal to or greater than $6.00 per share. During the nine months ended March 31, 2009, stock options totaling 601,106 shares were relinquished under the Plan.

Note 6. – Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

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

The Company did not have any financial instruments that were required to be disclosed under SFAS No. 157 at March 31, 2009. See Note 15, “Commitments and Contingencies.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There has been no effect on the Company’s consolidated statement of earnings from the adoption of this statement.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009; earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective on November 15, 2008. Any effect of applying the provisions of this statement were required to be reported as a change in accounting principle in accordance with FASB Statement No. 154 “Accounting Changes and Error Corrections.” The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP No. FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Note 7. – Receivables- net

	March 31, 2009	June 30, 2008
Accounts receivable (net of contractual allowances)	$38,709	$34,190
Less allowance for doubtful accounts	(14,250)	(14,138)

Receivables - net	$24,459	$20,052

Net revenues included $119 and $116 for the three months ended March 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included $391 and $439 for the nine months ended March 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Goodwill And Intangible Assets

SunLink has goodwill and intangible assets resulting from acquisitions of its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	March 31, 2009	June 30, 2008
Healthcare Facilities Segment	$610	$706
Specialty Pharmacy Segment	12,174	12,721

	$12,784	$13,427

Amortization expense was $240 and $44, for the quarters ended March 31, 2009 and 2008, respectively. Amortization expense was $692 and $129, for the nine months ended March 31, 2009 and 2008, respectively.

Goodwill consists of the following:

	March 31, 2009	June 30, 2008
Healthcare Facilities Segment	$2,944	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,453	$9,453

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2009	June 30, 2008
Term Loan	$33,023	$34,854
Capital lease obligations	137	108

Total	33,160	34,962
Less current maturities	(1,825)	(1,844)

	$31,335	$33,118

SunLink Credit Facilities—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at March 31, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at March 31, 2009) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under both components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately

$45,023 at March 31, 2009. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,190. The fees will be amortized over seven years at approximately $309 a year and are recorded in other assets and other non-current assets. Amortization expense was $95 and $282, respectively, for the quarter and nine months ended March 31, 2009. Accumulated amortization was $343 at March 31, 2009. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	March 31, 2009	June 30, 2008
Carmichael	$3,000	$3,000
Less current maturities	(300)	(150)

	$2,700	$2,850

Carmichael’s Loan - On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of principal and accrued but unpaid interest. The note is subordinate to the 2008 Credit Facility.

Note 11. – Income Taxes

Income tax expense of $1,519 ($1,157 federal tax and $362 state tax expense) and income tax expense of $831 ($781 federal tax and $50 state tax expense) was recorded for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $1,268 ($934 federal tax expense and $334 state tax expense) and $1,079 ($1,003 federal tax expense and $76 state tax expense) was recorded for the nine months ended March 31, 2009 and 2008, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,400 at March 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,724. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

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

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	24
Additions for tax positions of prior years	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior years	(17)
Settlements	—

Balance at March 31, 2009	$65

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

At July 1, 2008, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount increased during the current period to $65. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction may be reported as discontinued operations. During 2009, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies and income tax penalties as tax expense. At July 1, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $10 and we had recorded no related accrued penalties. The amount of accrued interest increased by $4 during the nine months ended March 31, 2009 to $14.

Note 12. – Minority Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The minority interest reported reflects these physicians’ ownership interest at March 31, 2009. The results of operations for the period from February 1, 2008 to June 30, 2008 and from July 1, 2008 to March 31, 2009 were a loss and did not result in any change in the physicians’ ownership interest.

Note 13. – Impairment of Construction In Progress – Land Acquisition Costs

In August 2007, SunLink received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. SunLink is pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. We are currently in litigation with the owner. The outcome of the litigation is uncertain. The agreed purchase price for such property was approximately $3,300. During the three months ended March 31, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land.

Note 14. – Comprehensive Earnings

Comprehensive earnings for SunLink include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on the Company’s reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net earnings	$1,531	$829	$1,245	$1,189
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	62	—	395	14

Comprehensive earnings	$1,593	$829	$1,640	$1,203

Note 15. – Commitments and Contingencies

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. PMH has appealed the Superior Court of Cobb County, Georgia, ruling, therefore SunLink has not recorded a receivable for the judgment amount or any prejudgment interest.

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

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached and the court case is continuing. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in August 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at March 31, 2009, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $51 in the three months ended March 31, 2009 and $191 in the nine months ended March 31, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at March 31, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year	$1,750	$300	$2,560	$1,048	$2,535	$224

2 years	1,750	300	1,486	829	2,391	200
3 years	1,750	300	735	68	2,251	176
4 years	1,750	300	397	—	2,103	152
5 years	1,750	300	254	—	1,967	128
5 years +	24,273	1,500	1,240	—	1,898	104

	$33,023	$3,000	$6,672	$1,945	$13,145	$984

At March 31 2009, SunLink had contracts with three physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2009 is a liability of $561 for two physicians guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $214 and $116 for the three months ended March 31, 2009 and 2008, respectively, and expensed $598 and $432 for the nine months ended March 31, 2009 and 2008, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2009.

Other

The former owners of Carmichael’s Cashway Pharmacy, Inc. (“Sellers”) received 334,448 common shares of SunLink as partial consideration for the business. In the April 2008 acquisition agreement, SunLink was obligated to pay the difference between the market value at the acquisition date and the price per share the Sellers received for shares sold, less $1 per share, if the shares were sold within one year from the acquisition date. In March 2009, SunLink and the Sellers agreed to cancel SunLink’s price guarantee obligation relating to the shares. Concurrently SunLink and the Sellers agreed to an one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers and payment by SunLink of certain post closing items.

Note 16. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $118 and $344 for the three months ended March 31, 2009 and 2008, respectively, and $433 and $783 for the nine months ended March 31, 2009 and 2008, respectively for such services.

Note 17. – Financial Information By Segments

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the quarter and nine months ended March 31, 2009 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2009:

Net Revenues from external customers	$39,774	$14,053	$—	$53,827
Operating profit (loss)	3,572	1,002	(1,222)	3,352
Depreciation and amortization	1,249	384	100	1,733
Assets	70,193	30,130	10,788	111,111
Expenditures for property, plant and equipment	$374	$78	$6	$458

Nine months ended March 31, 2009:

Net Revenues from external customers	$113,271	$37,423	$—	$150,694
Operating profit (loss)	6,170	3,034	(3,896)	5,308
Depreciation and amortization	3,670	1,138	329	5,137
Assets	70,193	30,130	10,788	111,111
Expenditures for property, plant and equipment	$716	$265	$182	$1,163

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This report, and the documents incorporated by reference herein are, other than purely historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act.

We use words such as “anticipate,” believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “outlook,” “plan,” “project,” “should,” “will,” “would,” and similar expressions or the negative thereof to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements appear throughout this report and the documents incorporated by reference into this report.

All of our statements, other than statements of historical facts, are forward-looking statements, including estimates, projections, statements relating to our business plans and objectives, expected financial performance and expected results of operations, our operations and related industry developments, the revenue and pricing environment, our future financing plans and needs, our overall economic condition, and the overall economic environment. Forward-looking statements also include the assumptions upon which such statements are based.

Forward-looking statements are based upon information currently available to us and our current intent, beliefs, and expectations. Certain forward-looking statements discuss the possible future effects of current known trends or uncertainties and include statements which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.

Forward-looking statements are subject to significant risks and uncertainties that could cause actual events, including our actual results and financial position, to differ materially from expectations. There may be other existing factors not identified, of which we may not be currently aware or which we may not appreciate, that may be separate risks or that may affect matters discussed in the forward-looking statements and such unknown or unappreciated or underappreciated risks also may cause actual events and results to differ materially from those discussed. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect new information or changes in assumptions, events or circumstances after the date on which the statement is made, including actual results or to reflect the occurrence of unanticipated events or changes in other factors affecting such statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual events or results to differ materially from information contained in any forward-looking statements.

Certain important factors could cause actual events or results to differ materially from those expressed or implied by forward-looking statements include those factors discussed elsewhere in this report or in the documents incorporated by reference into this report, including in “Risk Factors.” Such risks, uncertainties, and forward looking statements include, but are not limited to, statements and risks regarding the following:

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

Corporate Business Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals, three nursing homes and four home health agencies, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the quarter and nine months ended March 31, 2009, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our acquisition strategy for our pharmacy business is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

We may consider disposition of one or more of our facilities or businesses based on a variety of factors including asset values, operating performance, return on investment, competition from existing and potential facilities, industry and reimbursement trends and capital improvement needs.

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

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2009	2008	% Change	2009	2008	% Change
Net Revenues - Healthcare Facilities	$39,774	$39,407	0.9%	$113,271	$114,612	(1.2)%
Net Revenues - Specialty Pharmacy	14,053	—	N/A	37,423	—	N/A

Total Net Revenues	53,827	39,407	36.6%	150,694	114,612	31.5%
Costs and expenses	(50,475)	(37,236)	35.6%	(145,386)	(110,886)	31.1%

Operating profit	3,352	2,171	54.4%	5,308	3,726	42.5%

Gain on sale of assets	—	—	—	180	—	N/A
Interest expense	(292)	(418)	(30.1)%	(2,818)	(1,264)	122.9%
Interest income	22	14	57.1%	39	47	(17.0)%

Earnings from Continuing
Operations before Income Taxes	$3,082	$1,767	74.4%	$2,709	$2,509	8.0%

Healthcare Facilities Segment:
Hospital Admissions	2,269	2,505	(9.4)%	6,445	6,819	(5.5)%

Equivalent Admissions	6,245	6,490	(3.8)%	18,548	19,272	(3.8)%

Surgeries	953	1,114	(14.5)%	2,817	3,390	(16.9)%

Revenue per Equivalent Admission	$6,369	$6,072	4.9%	$6,107	$5,947	2.7%

Equivalent admissions – Equivalent admissions is used by management (and certain investors) as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying hospital admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Healthcare Facilities Segment

Net revenues for the quarter ended March 31, 2009 were $39,774 with a total of 6,245 equivalent admissions and revenue per equivalent admission of $6,369 compared to net revenues of $39,407 with a total of 6,490 equivalent admissions and revenue per equivalent admission of $6,072 for the quarter ended March 31, 2008.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s Healthcare Facilities during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Source
Medicare	39.8%	43.3%	40.8%	41.1%
Medicaid	14.0%	12.3%	14.1%	14.0%
Self pay	15.1%	14.1%	13.6%	14.1%
Commercial Insurance & Other	31.1%	30.3%	31.5%	30.8%

	100.0%	100.0%	100.0%	100.0%

The 0.9% increase in net revenues for the quarter ended March 31, 2009 was primarily due to increases in outpatient revenue and Medicaid, commercial insurance and self-pay revenues offset by a decrease in Medicare. Outpatient revenue increased $645, a 3.6% increase from last year, to $18,774 for the three months ended March 31, 2009. Medicaid revenues increased $721, commercial insurance increased $429, and self-pay increased by $449. Medicare revenues decreased $1,233.

Net revenue for the three months ended March 31, 2009 and 2008, included net revenues of $1,442 and $1,633, respectively, from state indigent care programs. Net revenues included an increase of $119 and an increase of $116 for the three months ended March 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Net revenues for the nine months ended March 31, 2009 were $113,271 with a total of 18,548 equivalent admissions and revenue per equivalent admission of $6,107 compared to net revenues of $114,612 with a total of 19,272 equivalent admissions and revenue per equivalent admission of $5,947 for the nine months ended March 31, 2008.

The 1.2% decrease in net revenues for the nine months ended March 31, 2009 was primarily due to net outpatient service revenue decreases and decreases in Medicare, Medicaid and self pay revenues. Net outpatient service revenues decreased $425, a 0.8% decrease from last year to $55,814 for the nine months ended March 31, 2009 and but increased to 49.3% of net revenues from 49.1% last year. Medicare revenues decreased $891 and self pay decreased $755, respectively, from last year the nine months ended March 31, 2008.

Net revenue for the nine months ended March 31, 2009 and 2008, included net revenues of $2,082 and $2,257, respectively, from state indigent care programs. Net revenues included an increase of $391 and an increase of $439 for the nine months ended March 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

We added nine net new doctors during the year ended June 30, 2008, and two net new doctors during the nine months ended March 31, 2009. During the nine months ended March 31, 2009, SunLink expensed $598 on physician guarantees and recruiting expenses compared to $432 for the same period last year. We also have expended approximately $9,369 for capital expenditures to upgrade services and facilities at our Healthcare Facilities since July 1, 2007.

We believe the economic recession is negatively affecting our hospital patient census and our Healthcare Facilities revenue growth. However, we continue to seek increased patient volume, selectively attracting additional physicians to our hospitals, selectively upgrading the services offered by the hospitals and improving the hospitals’ physical facilities while we continually seek to manage costs by maintaining existing or implementing new cost controls where needed at our Healthcare Facilities.

Specialty Pharmacy Segment

On April 22, 2008, SunLink acquired Carmichael. Net revenue for the quarter and nine months ended March 31, 2009 was significantly affected by the acquisition and was $14,053 and $37,423, respectively.

Healthcare Facilities Segment Costs and Expenses

Cost and expenses for our Healthcare Facilities including depreciation and amortization, was $35,551 and $37,236 for the three months ended March 31, 2009 and 2008, respectively, and $106,313 and $110,886 for the nine months ended March 31, 2009 and 2008, respectively.

	Cost of Patient Service Revenues As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Salaries, wages and benefits	44.1%	46.4%	46.1%	45.5%
Provision for bad debts	14.0%	12.8%	14.4%	14.7%
Supplies	9.4%	9.7%	9.5%	9.9%
Purchased services	6.2%	6.2%	6.8%	6.5%
Other operating expenses	10.1%	10.8%	11.5%	11.4%
Rent and lease expense	1.8%	1.9%	1.9%	1.9%
Depreciation and amortization	3.1%	3.1%	3.2%	3.0%

Salaries, wages and benefits expense decreased as a percentage of net revenues for the three months ended March 31, 2009 primarily due to decreased health insurance claims in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Salaries, wages and benefits expense increased as a percentage of net revenues for the nine months ended March 31, 2009 due to having more employed physicians in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.

Provision for bad debts as a percent of net revenue increased for the three months ended March 31, 2009 due to the increase in self pay revenue of 1.2% of total Healthcare Facilities net revenues. Provision for bad debts decreased slightly as a percent of net revenue for the nine months ended March 31, 2009 due to improved up front collection procedures, improved collection of old accounts receivable balances, and decrease in self-pay of 0.5% of total Healthcare Facilities net revenues as self-pay patients historically generate a higher percentage of bad debt.

Supplies expense decreased as a percentage of net revenue in the current year due to decreased admissions and surgeries. Purchased services increased slightly as a percentage of net revenues in the current year due to increased usage and cost of outside services such as radiology, nuclear medicine, anesthesiology, and MRI as well as costs attributable to a geriatric psychiatry program commenced at one of our facilities in June 2008.

Depreciation and amortization expense increased for the three and nine months ended March 31, 2009 compared to the comparable prior year periods. The increase in the current year was due primarily to the approximately $9,369 of capital expenditures in the past 21 months.

Specialty Pharmacy Segment Costs and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008, including depreciation and amortization, was $13,050 and $0 for the three months ended March 31, 2009 and 2008, respectively, and $34,389 and $0 for the nine months ended March 31, 2009 and 2008, respectively.

	Cost of Revenues As % of Net Revenues
	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Cost of goods sold	71.2%	67.6%
Salaries, wages and benefits	13.0%	13.9%
Provision for bad debts	1.0%	1.6%
Supplies	0.4%	0.4%
Purchased services	2.2%	2.6%
Other operating expenses	1.9%	2.3%
Rent and lease expense	0.4%	0.5%
Depreciation and amortization	2.7%	3.0%

The Specialty Pharmacy Segment’s business is somewhat seasonal. One product has higher sales of an infusion therapy product during the period October – April each year for prevention of influenza during those months. Sales for the three months ended March 31, 2009 were approximately 38% of sales for the nine months ended March 31, 2009. As a result, all cost and expense categories except for cost of goods sold had a lower percentage of net revenue in the three months ended March 31, 2009 when compared to the nine months ended March 31, 2009 due to the increased sales. Costs of goods sold increased as a percent of net revenue for the three months ended March 31, 2009 compared to the nine months ended March 31, 2009 as a result of significantly increased sales of the infusion therapy product in the three months periods ended December 31, 2008 and March 31, 2009. This product has a higher cost than the average cost of the products sold by the Segment.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,339 and $1,185 for the three months ended March 31, 2009 and 2008, respectively, and $3,920 and $3,487 for the nine months ended March 31, 2009 and 2008, respectively. The increase in corporate overhead for the three and nine months ended March 31, 2009 was due to corporate overhead costs related to Carmichael.

Impairment of Construction in Process – Land Acquisition Costs

In August 2007, SunLink received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. SunLink is pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. We are currently in litigation with the owner. The outcome of the litigation is uncertain. The agreed purchase price for such property was approximately $3,300. During the three months ended March 31, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land.

Operating Profit

Operating profit for the three months ended March 31, 2009 was $3,352 compared to an operating profit of $2,171 for the three months ended March 31, 2008. Operating profit for the nine months ended March 31, 2009 was $5,308 compared to operating profit of $3,726 last year. The increase in operating profit in the current year was primarily attributable to the operating profit provided by the Specialty Pharmacy Segment.

Gain on Sale of Assets

Gain on sale of assets for the three and nine months ended March 31, 2009 was $0 and $180, respectively. The gain on sale of assets was due to the sale of a medical office building in Jasper, Georgia that we were not currently using in its operations.

Interest Expense

Interest expense was $292 and $418 for the three months ended March 31, 2009 and 2008, respectively, and was $2,818 and $1,264 for the nine months ended March 31, 2009 and 2008, respectively. The decrease in interest expense for the three month period this year is due to the reversal of $659 of accrued derivative interest related to the Carmichael acquisition. The former owners of Carmichael’s Cashway Pharmacy, Inc. (“Sellers”) received 334,448 common shares of SunLink as partial consideration for the business. In the April 2008 acquisition agreement, SunLink was obligated to pay the difference between the market value at acquisition date and the price per share the Sellers received for shares sold less $1 per share if these shares, were sold within one year from the acquisition date. In March 2009, SunLink and the Sellers agreed to cancel SunLink’s price guarantee obligation relating to the shares. Concurrently, SunLink and the Sellers agreed to an one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment by SunLink of certain post closing items. As a result of the March 2009 agreement, the $659 of derivative interest was reversed. Interest expense for the nine months ended March 31, 2009 increased from the same period last year due to increased debt. In April 2008, we entered into a $47,000 seven-year senior secured credit facility agreement. As of March 31, 2009, our outstanding balance on our current credit agreement was $39,023. As of March 31, 2008, our outstanding balance on our prior credit agreement was $18,167.

Income Tax Expense

Income tax expense of $1,519 ($1,157 federal tax and $362 state tax expense) and income tax expense of $831 ($781 federal tax and $50 state tax expense) was recorded for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $1,268 ($934 federal tax expense and $334 state tax expense) and $1,079 ($1,003 federal tax expense and $76 state tax expense) was recorded for the nine months ended March 31, 2009 and 2008, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,400 at March 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2009, we had provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,724. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings

Earnings from continuing operations were $1,563 ($0.20 per fully diluted share) for the quarter ended March 31, 2009 compared to earnings from continuing operations of $936 ($0.12 per fully diluted share) for the comparable quarter last year due to earnings from the newly acquired Specialty Pharmacy segment and improved Healthcare Facilities operating profit. Earnings from continuing operations were $1,441 ($0.18 per fully diluted share) for the nine months ended March 31, 2009 compared to earnings from continuing operations of $1,430 ($0.18 per fully diluted share) for the comparable period last year.

The loss from discontinued operations after taxes of $196 ($0.02 per fully diluted share) in the nine months ended March 31, 2009 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $32 ($0.00 per fully diluted share) for the quarter ended March 31, 2009.

Net earnings were $1,531 ($0.19 per fully diluted share) in the quarter ended March 31, 2009 compared to net earnings of $829 ($0.11 per fully diluted share) in the quarter ended March 31, 2008. Net earnings for the nine months ended March 31, 2009 was $1,245 ($0.16 per fully diluted share) compared to net earnings of $1,189 ($0.15 per fully diluted share) for the nine months ended March 31, 2008.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) represent the sum of income before interest, income taxes, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the ability to service debt and satisfy capital requirements and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. We believe increased EBITDA, and more particularly in the case of the Company, Adjusted EBITDA, is an indicator of improved ability to service existing debt and to satisfy capital requirements. Neither EBITDA nor Adjusted EBITDA, is a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Similarly, other presentations of adjusted EBITDA may not adjust for similar items or compute corporate overhead in the same manner. Net cash provided by (used in) operations for the three and nine months ended March 31, 2009 and 2009, respectively, is shown below. Healthcare Facilities and Specialty Pharmacy Adjusted EBITDA is the EBITDA for those facilities without any allocation of corporate overhead.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Healthcare Facilities Adjusted EBITDA	$5,470	$4,695	$10,626	$11,054
Specialty Pharmacy Adjusted EBITDA	1,387	—	4,172	—
Corporate overhead costs	(1,339)	(1,185)	(3,920)	(3,487)
Taxes and interest expense	(1,755)	(1,166)	(3,911)	(2,295)
Other non-cash expenses and net changes in operating assets and liabilities	(2,703)	(2,608)	(6,695)	(2,718)

Net cash provided by (used in) operations	$1,060	$(264)	$272	$2,554

Liquidity and Capital Resources

We generated $272 of cash from operating activities during the nine months ended March 31, 2009 compared to $2,554 of cash generated during the comparable period last year. The cash generated from operations in the current year resulted mainly from SunLink’s operating profit of $5,308 and non-cash expenses of depreciation and amortization of $5,137 somewhat offset by cash usage for working capital needs. The cashed used for working capital resulted from increased patient receivables due to higher volumes and receivables for Medicaid Indigent Care programs, income tax payments of $1,145, decreased accounts payable, decreased third party payor settlements liabilities resulting from payments of prior years settlement amounts owed, and payments for discontinued operations liabilities. The increase in working capital needs was primarily funded by the $2,100 increase in revolving advances during the nine months ended March 31, 2009.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at March 31, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at March 31, 2009) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under both components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $45,023 at March 31, 2009. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,190. The fees will be amortized over seven years at approximately $309 a year and are recorded in other assets and other non-current assets. Amortization expense was $95 and $282, respectively, for the quarter and nine months ended March 31, 2009. Accumulated amortization was $343 at March 31, 2009. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink 2008 Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $1,032 in cash for capital improvements during the nine months ended March 31, 2009 and expect total cash paid for capital expenditures to be less than $2,000 for the fiscal year ended June 30, 2009. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink 2008 Credit Facility. The total availability of credit under all components of the SunLink 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity, before any draws, of approximately $45,023, of which $33,023 was outstanding under a term loan and $6,000 was outstanding on a revolver loan. The current remaining availability of approximately $6,000 could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis of the Financial Condition and Results of Operations (MD&A) and the risk factors described in our annual report on Form 10-K, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A and the risk factors described in our annual report on Form 10-K, as well as lower earnings due to lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year	$1,750	$300	$2,560	$1,048	$2,535	$224

2 years	1,750	300	1,486	829	2,391	200
3 years	1,750	300	735	68	2,251	176
4 years	1,750	300	397	—	2,103	152
5 years	1,750	300	254	—	1,967	128
5 years +	24,273	1,500	1,240	—	1,898	104

	$33,023	$3,000	$6,672	$1,945	$13,145	$984

Subordinated long-term debt consists of acquisition indebtedness we incurred in connection with our acquisition of our Specialty Pharmacy business.

At March 31 2009, SunLink had contracts with three physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2009 is a liability of $561 for two physicians guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $214 and $116 for the three months ended March 31, 2009 and 2008, respectively, and expensed $598 and $432 for the nine months ended March 31, 2009 and 2008, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2009.

The former owners of Carmichael’s Cashway Pharmacy, Inc. (“Sellers”) received 334,448 common shares of SunLink as partial consideration for the business. In the April 2008 acquisition agreement, SunLink was obligated to pay the difference between the market value at the acquisition date and the price per share the Sellers received for shares sold, less $1 per share, if the shares were sold within one year from the acquisition date. In March 2009, SunLink and the Sellers agreed to cancel SunLink’s price guarantee obligation relating to the shares. Concurrently, SunLink and the Sellers agreed to an one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment of certain post closing items.

At March 31, 2009, we had outstanding long-term debt and subordinated debt of $36,160 of which $33,023 was incurred under the SunLink 2008 Credit Facility, $3,000 was incurred under the subordinated loan, and $137 was related to capital leases. Also outstanding at March 31, 2009 was a revolving line of credit loan of $6,000. On April 23, 2008, SunLink terminated its $30,000 five-year senior secured credit facility.

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. PMH has appealed the Superior Court of Cobb County, Georgia, ruling, therefore SunLink has not recorded a receivable for the judgment amount or any prejudgment interest.

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the High Court in February 2005.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached and the court case is continuing. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink denies any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder (the unpaid balance on the promissory note was paid by SunLink at maturity in August 2008). SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) in order to permit our management to report on, as of June 30, 2009, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report on Internal Control Over Financial Reporting” on Item 4T of this Quarterly Report for our assessment. We are in the second year of compliance with certain provisions of Sarbanes-Oxley and are updating our documentation and testing on internal controls for our Healthcare Facilities Segment. We have performed the Sarbanes-Oxley program review and documentation on the controls at Carmichael.

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

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

The Company did not have any financial instruments that were required to be disclosed under SFAS No. 157 at March 31, 2009. See Note 15 in the Notes to Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There has been no effect on the Company’s consolidated statement of earnings from the adoption of this statement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009; earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective on November 15, 2008. Any effect of applying the provisions of this statement were required to be reported as a change in accounting principle in accordance with FASB Statement No. 154 “Accounting Changes and Error Corrections.” The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP No. FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid to these firms an aggregate of $118 and $334 for the three months ended March 31, 2009 and 2008, respectively, and $433 and $783 for the nine months ended March 31, 2009 and 2008, respectively for such services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our credit facility. At March 31, 2009, borrowings under the facility of $38,523 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $385 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008 and March 31, 2009, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting— Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 and March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of one of our subsidiaries – Carmichael – that we acquired on April 22, 2008. Such subsidiary represented approximately 25% of our total consolidated assets at June 30, 2008. In our Report on Form 10-K for the year ended June 30, 2009, we will be required to provide an assessment of our compliance that takes into account an assessment of SunLink ScriptsRx LLC and all of our other currently existing subsidiaries as of June 30, 2009.

Since the April 2008 acquisition of Carmichael, (see Note 3 to the consolidated financial statements included in this report), we have focused upon integrating the operations acquired into our disclosure controls and procedures and internal controls. On September 17, 2008, we announced that the financial statements of Carmichael for the periods June 1, 2006 through December 31, 2006, January 1, 2007 through December 31, 2007 and January 1, 2008 through April 22, 2008, should not be relied upon and that we expected the audited financial statements of Carmichael to be restated to adjust the pre-acquisition periods previously reported in our Current Report on Form 8-K filed on July 9, 2008.

As previously reported, we reached our conclusion based on information reviewed by SunLink’s Management, SunLink’s Audit Committee and SunLink’s independent registered public accounting firm that the Carmichael financial statements contained errors that include the amount of customer receivables and which relates to pre-acquisition collections, bad debts policies and Carmichael collection activities.

Due to the need to integrate Carmichael into our system of disclosure and internal controls, we may not be able to calculate meaningful changes in bad debts or revenue until after the first anniversary of the acquisition. Furthermore, the pre-existing deficiencies in the Carmichael financial systems, processes and related internal controls increase the risk that the historical financial statements of the Carmichael operations and cash flows which were provided to SunLink may not be accurate in additional ways or to an extent beyond the way preliminarily identified by us in our July 9, 2008 Current Report on Form 8-K or earlier filings.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in the Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of June 30, 2008 and March 31, 2009 (the “Evaluation Dates”), have concluded that as of the Evaluation Dates, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid or expected to be paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contend qualify as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting period ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payment made and expected to be made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County entered two separate orders, one denying Plaintiffs’ motion for partial summary judgment, and another granting Defendants’ motion for partial summary judgment. On November 21, 2008, the Superior Court of Cobb County vacated the orders entered on October 13, 2008, and re-entered the orders in substantially the form as previously entered, holding that the $1,560 in ICTF funds at issue constituted “Excluded Assets” under the Agreement. The Superior Court of Cobb County therefore entered a partial judgment in favor of Defendants on two counts of the Complaint and, after recognizing certain setoffs, entered judgment in favor of SHCJ of the Counterclaim in the amount of $1,056 plus pre-judgment interest and post-judgment interest. Plaintiffs filed a notice of appeal on December 16, 2008.

On May 8, 2009, the Court of Appeals gave notice of docketing the appeal. The parties have not yet submitted briefs to the Court. The case is scheduled to come before the Court of Appeals in the September 2009 term, with a decision rendered thereafter.

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

On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

In January 2008, Garett and Mundy filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the Cause of Action for specific performance of the Option Agreement. On May 7, 2009, Ms. Mundy and Mr. Garrett served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. SHC-Ellijay has not yet filed papers in opposition to Ms. Mundy and Mr. Garrett’s motion for summary judgment but expects to do so.

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

Dated: May 14, 2009