Form 10-Q/A
period 2008-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2009-09-25
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 13, 2008 was 7,998,432.

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three month period ended September 30, 2008 to reflect the restatement of our previously issued condensed consolidated financial statements and other information to correct the impact of non-cash accounting errors at its Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). For further discussion of the restatement, see Note 1 to our condensed consolidated financial statements and Item 4 contained herein.

In May 2009, Carmichael’s then Chief Financial Officer (“CFO”) resigned. In June 2009, Carmichael hired a new CFO and in July 2009, the new Carmichael CFO and SunLink’s CFO began an investigation into unresolved accounting discrepancies between Carmichael’s accounts receivable detail and its general ledger. When the new Carmichael CFO was unable to resolve the discrepancies, SunLink, in July 2009, engaged an outside accountant (the “Investigation Accountant”) to investigate the discrepancies. After being informed of the preliminary results of the Investigation Accountant’s investigation, the Company informed the Audit Committee of SunLink’s Board of Directors (the “Audit Committee”) of the preliminary findings by such Investigation Accountant. Based on such preliminary findings, on August 28, 2009 SunLink concluded that the impact of the Carmichael level accounting irregularities made it likely that SunLink’s financial statements for the first, second and third fiscal quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, should not be relied on.

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael’s financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods due to accounting calculation errors and improper period-end cut-off of certain accounts receivable systems and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, provision for bad debts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends only Items 1 and 2 of Part I and Item 4T of Part II of the originally filed Quarterly Report on Form 10-Q for the three month period ended September 30, 2008 and no other items in our originally filed Form 10-Q are hereby amended. This Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after November 13, 2008, the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated financial statements (in thousands, except per share data):

(in thousands, except per share amounts)

Condensed Consolidated Statements of Earnings

	Three Months Ended
	September 30, 2008 Restated	September 30, 2008 Previously Reported
Net Revenues	$46,678	$46,738
Provision for bad debts	5,745	5,619
Operating Profit	78	264
Loss from continuing operations before income taxes	(1,169)	(983)
Loss from continuing operations	(603)	(488)
Net Loss	(664)	(549)
Loss per Share
Continuing Operations:
Basic	(0.08)	(0.06)
Diluted	(0.08)	(0.06)
Net Loss:
Basic	(0.08)	(0.07)
Diluted	$(0.08)	$(0.07)

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	September 30, 2008 Restated	September 30, 2008 Previously Reported
Receivables - net	$20,483	$20,669
Prepaid expenses and other	4,299	4,228
Total assets	110,869	110,984
Retained earnings	$24,887	$25,002

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	June 30, 2008
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,825	$1,716
Receivables - net	20,483	20,052
Medical supplies	4,775	4,711
Deferred income tax asset	4,534	5,449
Prepaid expenses and other	4,299	3,244

Total Current Assets	35,916	35,172

Property, Plant and Equipment, at cost	71,589	71,205
Less accumulated depreciation and amortization	21,465	19,985

Property, Plant and Equipment - net	50,124	51,220

Intangible assets - net	13,201	13,427
Goodwill	9,453	9,453
Other assets	2,175	2,352

Total Assets	$110,869	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,126	$8,691
Revolving advances	5,700	3,900
Third-party payor settlements	660	1,664
Current maturities of long-term debt	1,844	1,844
Current maturities of subordinated long-term debt	150	150
Accrued payroll and related taxes	6,600	6,012
Income taxes	—	555
Current liabilities of Mountainside Medical Center	603	600
Other accrued expenses	4,386	3,653

Total Current Liabilities	29,069	27,069

Long-Term Liabilities:
Long-term debt	32,723	33,118
Subordinated long-term debt	2,850	2,850
Noncurrent liability for professional liability risks	2,425	2,506
Noncurrent deferred income tax liabilities	1,799	3,132
Other noncurrent liabilities	1,504	2,090

Total Long-term Liabilities	41,301	43,696

Commitments and Contingencies
Minority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,936 shares at September 30, 2008 and 7,932 shares at June 30, 2008	3,968	3,966
Additional paid-in capital	11,444	11,310
Retained earnings	24,887	25,551
Accumulated other comprehensive loss	(415)	(583)

Total Shareholders’ Equity	39,884	40,244

Total Liabilities and Shareholders’ Equity	$110,869	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(Restated)
Net Revenues	$46,678	$38,236

Costs and Expenses
Cost of goods sold	6,064	—
Salaries, wages and benefits	20,090	17,825
Provision for bad debts	5,745	6,629
Supplies	3,726	3,780
Purchased services	3,052	2,551
Other operating expenses	5,434	4,431
Rent and lease expense	784	730
Depreciation and amortization	1,705	1,224

Cost of revenues	46,600	37,170

Operating Profit	78	1,066

Other Income (Expense):
Interest expense	(1,254)	(410)
Interest income	7	5

Earnings (Loss) from Continuing Operations before Income Taxes	(1,169)	661

Income Tax Expense (Benefit)	(566)	218

Earnings (Loss) from Continuing Operations	(603)	443

Loss from Discontinued Operations	(61)	(50)

Net Earnings (Loss)	$(664)	$393

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.08)	$0.06

Diluted	$(0.08)	$0.06

Discontinued Operations:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Net Earnings (Loss):
Basic	$(0.08)	$0.05

Diluted	$(0.08)	$0.05

Weighted-Average Common Shares Outstanding:
Basic	7,933	7,513

Diluted	7,933	7,789

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(Restated)
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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three month period ended September 30, 2008 to correct the impact of non-cash accounting errors at our Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). The accompanying Condensed Consolidated Financial Statements were restated only to reflect the adjustments described below and do not reflect events occurring after November 13, 2008, the date of the filing of our original Form 10-Q, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

In May 2009, Carmichael then Chief Financial Officer (“CFO”) resigned. In June 2009, Carmichael hired a new CFO and in July 2009, the new Carmichael CFO and SunLink’s CFO began an investigation into unresolved accounting discrepancies between Carmichael accounts receivable detail and its general ledger. When the new Carmichael CFO was unable to resolve the discrepancies, SunLink, in July 2009, engaged an outside accountant (the “Investigation Accountant”) to investigate the discrepancies. After being informed of the preliminary results of the Investigation Accountant’s investigation, the Company informed the Audit Committee of SunLink’s Board of Directors (the “Audit Committee”) of the preliminary findings by such Investigation Accountant. Based on such preliminary findings, on August 28, 2009 SunLink concluded that the impact of the Carmichael level accounting irregularities made it likely that SunLink’s financial statements for the first, second and third fiscal quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, should not be relied on.

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods due to accounting calculation errors and improper period-end cut-off of certain accounts receivable systems and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, provision for bad debts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

(in thousands, except per share amounts)

Condensed Consolidated Statements of Earnings

	Three Months Ended
	September 30, 2008 Restated	September 30, 2008 Previously Reported
Net Revenues	$46,678	$46,738
Provision for bad debts	5,745	5,619
Operating Profit	78	264
Loss from continuing operations before income taxes	(1,169)	(983)
Loss from continuing operations	(603)	(488)
Net Loss	(664)	(549)
Loss per Share
Continuing Operations:
Basic	(0.08)	(0.06)
Diluted	(0.08)	(0.06)
Net Loss:
Basic	(0.08)	(0.07)
Diluted	$(0.08)	$(0.07)

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	September 30, 2008 Restated	September 30, 2008 Previously Reported
Receivables - net	$20,483	$20,669
Prepaid expenses and other	4,299	4,228
Total assets	110,869	110,984
Retained earnings	$24,887	$25,002

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

Unaudited Three Months Ended September 30, 2007
Revenues	$49,364
Earnings from Continuing Operations	476
Earnings per share from Continuing Operations, diluted	$0.06

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

	Three Months Ended September 30
	2008	2007
Interest cost	$18	$18
Expected return on assets	(13)	(13)
Amortization of prior service cost	9	8

Net pension expense	$14	$13

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

Note 5. – Stock-Based Compensation

The Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as share options. For the three months ended September 30, 2008 and 2007, the Company recorded an increase of $121 and $103, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 28,000 share options granted during the three months ended September 30, 2008.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated financial statements.

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

Note 7. – Receivables - net

Summary information for receivables is as follows:

	September 30, 2008	June 30, 2008
	(Restated)
Accounts receivable (net of contractual allowances)	$34,408	$34,190
Less allowance for doubtful accounts	(13,925)	(14,138)

Receivables - net	$20,483	$20,052

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

SunLink Credit Facilities - On April 23, 2008, SunLink entered into a new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (7.43% at September 30, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (9.00% at September 30, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,700 at September 30, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,140. The fees will be amortized over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $92 and accumulated amortization was approximately $153 for the quarter ended September 30, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

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

Note 11. – Income Taxes

Income tax benefit of $566 ($519 federal tax benefit and $47 state tax benefit) and income tax expense of $218 ($195 federal tax expense and $23 state tax expense) was recorded for the three months ended September 30, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at September 30, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,735. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on July 1, 2007. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $58 which was accounted for as the creation of a deferred tax asset as of July 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

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

At July 1, 2008, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount decreased during the current period to $57. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During 2008, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

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

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(restated)
Net (loss) earnings	$(664)	$393
Other comprehensive income net of tax
Change in equity due to:
Foreign current translation adjustments	168	(28)

Comprehensive earnings (Loss)	$(496)	$365

Note 14. – Commitments and Contingencies

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter ended September 30, 2008 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
(Restated)

Net Revenues from external customers	$37,067	$9,611	$—	$46,678
Operating income (loss)	1,362	246	(1,530)	78
Depreciation and amortization	1,212	375	118	1,705
Assets	71,088	29,229	10,552	110,869
Expenditures for property, plant and equipment	133	107	142	382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

	THREE MONTHS ENDED September 30,
	2008	2007	% Change
	(Restated)
Net Revenues - Healthcare Facilities	$37,067	$38,236	-3.06%
Net Revenues - Specialty Pharmacy	9,611	—	N/A

Total Net Revenues	46,678	38,236	22.08%
Costs and expenses	(46,600)	(37,170)	25.37%

Operating profit	78	1,066	-92.68%
Interest expense	(1,254)	(410)	205.85%
Interest income	7	5	40.00%

Loss (Earnings) from continuing operations before income taxes	$(1,169)	$661	N/A

Healthcare Facilities Segment:
Admissions	2,095	2,172	-3.55%
Equivalent admissions	6,123	6,668	-8.17%
Surgeries	983	1,145	-14.15%
Revenue per equivalent admissions	$6,054	$5,734	5.58%

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

Medicaid and self-pay net revenues decreased during the quarter ended September 30, 2008 compared to the comparable quarter last year. Medicaid revenue decreased due to fewer patients being eligible for Medicaid due to more stringent State eligibility standards. The decrease in self-pay net revenues resulted from lower self-pay patient hospital admissions which is thought to have resulted from more uninsured patients delaying health care treatment due to the overall poorer economic conditions and also by accessing free or lower cost healthcare available from local governmental agencies. The lower self-pay net revenue also results from hospital management’s improvements in identifying the patient’s insurance carrier or assisting the patient in becoming eligible for Medicaid. Medicare and commercial insurance and other net revenues increased during the quarter ended September 30, 2008 as compared to the prior year. The increase in inpatient volume contributed to the increased commercial insurance net revenues while Medicare net revenues have increased due to the increased number of patients eligible for Medicare in our service areas.

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

We believe the downturn in the economy is negatively affecting our revenue growth. However, we continue to seek increased patient volume by implementing cost controls where needed in our facilities and corporate offices, selectively attracting additional physicians to our hospitals, further upgrading the services offered by the hospitals and improving the hospitals’ physical facilities.

Specialty Pharmacy Segment

On April 22, 2008 SunLink acquired Carmichael. Net revenue for the quarter ended September 30, 2008 increased $9,611 as a result of the acquisition.

Costs and Expenses

Costs and expenses including depreciation, were $46,600 and $37,170 for the three months ended September 30, 2008 and 2007, respectively.

	Costs and Expenses As % of Net Revenues
	Three Months Ended September 30,
	(Restated)
	2008	2007
Costs of goods sold	13.0%	0.00%
Salaries, wages and benefits	43.0%	46.6%
Provision for bad debts	12.3%	17.3%
Supplies	8.0%	9.9%
Purchased services	6.5%	6.7%
Other operating expenses	11.6%	11.6%
Rent and lease expense	1.7%	1.9%

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

Operating profit for the three months ended September 30, 2008 was $78 or 0.2% of net revenues compared to $1,066 or 2.8% of net revenues for the three months ended September 30, 2007. The decrease in operating profit as a percentage of net revenues was primarily attributable to increased depreciation and amortization expense, higher salaries, wages and benefits at the Healthcare Facilities and increased corporate overhead.

Interest expense was $1,254 and $410 for the three months ended September, 2008 and 2007, respectively. The increase in interest expense resulted from higher outstanding debt amounts due to capital expenditures, the $19,000 paid in cash in April 2008 for Carmichael and the $310 in derivative interest related to the Carmichael acquisition. The former owners of Carmichael’s Cashway Pharmacy, Inc. received 334,000 common shares of SunLink as partial consideration for the business and SunLink is obligated to pay the difference between the market value at business sale date and the price per share received for any shares sold less $1 per share if these shares are sold within a year. In April 2008, we entered into a $47,000 seven-year senior secured credit facility agreement. As of September 30, 2008, our outstanding balance on our current credit agreement was $40,117. As of September 30, 2007, our outstanding balance on our prior credit agreement was $14,627.

Income tax benefit of $566 ($519 federal tax benefit and $47 state tax benefit) and income tax expense of $218 ($195 federal tax expense and $23 state tax expense) was recorded for the three months ended September 30, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at September 30, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,736. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations was $603 ($0.08 per fully diluted share) for the quarter ended September 30, 2008 compared to earnings from continuing operations of $443 ($0.06 per fully diluted share) for the comparable quarter last year. Decreased operating profit and increased interest expense resulted in the lower earnings from continuing operations in the current year’s quarter.

The loss from discontinued operations after taxes of $61 ($0.01 per fully diluted share) in the quarter ended September 30, 2008 resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $50 ($0.01 per fully diluted share) for the quarter ended September 30, 2007.

Net loss was $664 ($0.08 per fully diluted share) in the quarter ended September 30, 2008 compared to net earnings of $393 ($0.05 per fully diluted share) in the quarter ended September 30, 2007.

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

	Three Months ended September 30,
	2008	2007
	(Restated)
Healthcare Facilities Adjusted EBITDA	$2,566	$3,445
Specialty Pharmacy Adjusted EBITDA	621	—
Corporate overhead costs	(1,405)	(1,155)
Taxes and interest expense	(714)	(593)
Other non-cash expenses and net changes in operating assets and liabilities	(1,998)	(351)

Net cash provided by (used in) operations	$(930)	$1,346

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

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes- Oxley”) in order to permit our management to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See Item 4T “Controls and Procedures” of this Quarterly Report for our assessment. We are in the second year of compliance with Sarbanes-Oxley.

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

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and provision for bad debts at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables – net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts, and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of September 30, 2008, due to a failure of internal controls at our Carmichael’s subsidiary for which we were not yet required to have made an internal controls evaluation. This material weakness caused us to amend our Form 10-Qs for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively.

Disclosure Controls and Procedures—We seek to maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in the internal control over financial reporting at our Carmichael subsidiary described above for which we were not yet required to perform an internal controls analysis, our disclosure controls and procedures were not effective as of the end of the period covered by this report on Form 10-Q/A.

Since our April 2008 acquisition of Carmichael, (see Note 3 to the consolidated financial statements included in this report), we have focused upon integrating the operations acquired into our disclosure controls and procedures and internal controls. However, in accordance with the rules of the SEC, we did not assess the internal control over financial reporting of our Carmichael subsidiary.

As previously disclosed, because of the need to integrate Carmichael into our system of disclosure and internal controls, there is a risk that we are not able to calculate meaningful changes in bad debts or revenue until after we are able to fully assess the internal controls at Carmichael and address the material weaknesses we have identified. Furthermore, the pre-existing deficiencies in the Carmichael financial systems, processes and related internal controls increase the risk that the historical or current financial statements of the Carmichael operations and cash flows provided to SunLink both before or after the acquisition might not be accurate in additional ways or to an extent beyond the ways previously identified by us in Current Reports on Form 8-K, including reports filed on September 19, 2008, May 22, 2009 and August 28, 2009 or amendments thereto. There is a risk due to material deficiencies in Carmichael internal controls that additional undetected errors may exist in the financial statements provided by Carmichael and in the Company’s consolidated financial statements.

As previously disclosed, on September 17, 2008, we announced that the financial statements of Carmichael for the periods June 1, 2006 through December 31, 2006, January 1, 2007 through December 31, 2007, and January 1, 2008 through April 22, 2008, should not be relied upon and that we expected the audited financial statements of Carmichael would be restated to adjust the pre-acquisition periods previously reported in our Current Report on Form 8-K filed on July 9, 2008. Such financial statements were restated and were included in our current reports on Form 8-K/A filed on May 22, 2009.

We reached our conclusion with respect to such pre-acquisition periods based on information reviewed by SunLink’s Management, SunLink’s Audit Committee and SunLink’s independent registered public accounting firm that the Carmichael pre-acquisition financial statements contained errors that include the amount of customer receivables and which related primarily to pre-acquisition collections, bad debts policies and Carmichael collection activities.

As previously discussed, on August 28, 2009, we announced that the unaudited financial statements contained in our quarterly reports on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, should not be relied upon and that we expected such financial statements to be restated due to the impact of non-cash accounting errors at Carmichael. We filed this and other amendments to our Form 10-Qs for such periods on September 25, 2009. In connection with these restatements, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting at Carmichael described above, SunLink had a corresponding weakness in our disclosure controls and procedures such that our internal controls and procedures were not effective as of the end of the period covered by this report on Form 10-Q/A.

We reached our conclusion with respect to such periods based on information reviewed by SunLink’s management, SunLink’s Audit Committee, the Investigation Accountant we retained, and SunLink’s independent registered public accounting firm that the Carmichael financial statements contained errors that include accounting for accounts receivable, revenues, contractual allowances and provision for bad debts.

In our Report on Form 10-K for the year ended June 30, 2009, our assessment of our internal controls and procedures will be required to take into account our assessment of internal controls at Carmichael as part of our overall assessment of our internal controls and procedures. We anticipate that such report will identify material weaknesses as of June 30, 2009.

Remediation of Material Weakness in Internal Control—We have performed an extensive review of the matters impacted by the material weakness described above in an effort to ensure that this amendment reflects all necessary adjustments. We believe that this review, the investigation and analysis of the errors described above, and the changes in the related accounting processes which are being or have been implemented as a result of this restatement will remediate the material weakness and are designed so that we may conclude that the internal control over financial reporting at our Carmichael subsidiary are effective and accordingly that no material weakness in our consolidated controls and procedures will remain as a result thereof. However, as of the date of the filing of this report, not all of the remedial actions have been implemented. Accordingly, until all of our remedial actions with respect to Carmichael have been completed and tested, material weakness in our internal controls may exist.

Changes in Internal Control—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Accounting Firm Attestation—This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Dated: September 25, 2009