Form 10-Q/A
period 2008-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2009-09-25
CIK 96793

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

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three and six month periods ended December 31, 2008 to reflect the restatement of our previously issued condensed consolidated financial statements and other information to correct the impact of non-cash accounting errors at its Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). For further discussion of the restatement, see Note 1. to our condensed consolidated financial statements and Item 4 contained herein.

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

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael’s financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods due to accounting calculation errors and improper period-end cut-off of certain accounts receivable systems and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, provision for bad debts, allowance for doubtful accounts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends Items 1 and 2 of Part I and Item 4T of Part II of the originally filed Quarterly Report on Form 10-Q for the three and six month periods ended December 31, 2008 and no other items in our originally filed Form 10-Q are hereby amended. This Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after February 13, 2009, the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated financial statements (in thousands, except per share data):

(in thousands, except per share amounts)

Condensed Consolidated Statements of Earnings

	Three Months Ended
	December 31, 2008 Restated	December 31, 2008 Previously Reported
Net Revenues	$49,758	$50,129
Provision for bad debts	5,987	5,503
Operating Profit	837	1,692
Earnings (Loss) from continuing operations before income taxes	(245)	610
Earnings (Loss) from continuing operations	(161)	366
Net Earnings (Loss)	(264)	263
Earnings (Loss) per Share
Continuing Operations:
Basic	(0.02)	0.05
Diluted	(0.02)	0.05
Net Earnings (Loss):
Basic	(0.03)	0.03
Diluted	$(0.03)	$0.03

	Six Months Ended
	December 31, 2008 Restated	December 31, 2008 Previously Reported
Net Revenues	$96,436	$96,867
Provision for bad debts	11,732	11,122
Operating Profit	915	1,956
Loss from continuing operations before income taxes	(1,414)	(373)
Loss from continuing operations	(764)	(122)
Net Loss	(928)	(286)
Loss per Share
Continuing Operations:
Basic	(0.10)	(0.02)
Diluted	(0.10)	(0.02)
Net Loss:
Basic	(0.12)	(0.04)
Diluted	$(0.12)	$(0.04)

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	December 31, 2008 Restated	December 31, 2008 Previously Reported
Receivables - net	$20,728	$21,769
Prepaid expenses and other	3,854	3,455
Total assets	108,557	109,199
Retained earnings	$24,623	25,265

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	June 30, 2008
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,122	$1,716
Receivables - net	20,728	20,052
Inventory	4,838	4,711
Deferred income tax asset	4,800	5,449
Prepaid expenses and other	3,854	3,244

Total Current Assets	35,342	35,172

Property, Plant and Equipment, at cost	71,149	71,205
Less accumulated depreciation and amortization	22,519	19,985

Property, Plant and Equipment - net	48,630	51,220

Intangible assets - net	12,975	13,427
Goodwill	9,453	9,453
Other assets	2,157	2,352

Total Assets	$108,557	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,385	$8,691
Revolving advances	5,500	3,900
Third-party payor settlements	955	1,664
Current maturities of long-term debt	1,846	1,844
Current maturities of subordinated long-term debt	300	150
Accrued payroll and related taxes	4,781	6,012
Income taxes	—	555
Current liabilities of Mountainside Medical Center	594	600
Other accrued expenses	3,960	3,653

Total Current Liabilities	27,321	27,069

Long-Term Liabilities:
Long-term debt	31,784	33,118
Subordinated long-term debt	2,700	2,850
Noncurrent liability for professional liability risks	2,804	2,506
Noncurrent deferred income tax liabilities	1,971	3,132
Other noncurrent liabilities	1,458	2,090

Total Long-term Liabilities	40,717	43,696

Commitments and Contingencies
Minority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,998 shares at December 31, 2008 and 7,932 shares at June 30, 2008	3,999	3,966
Additional paid-in capital	11,532	11,310
Retained earnings	24,623	25,551
Accumulated other comprehensive loss	(250)	(583)

Total Shareholders’ Equity	39,904	40,244

Total Liabilities and Shareholders’ Equity	$108,557	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2008	2007	2008	2007
	(Restated)		(Restated)
Net Revenues	$49,758	$36,969	$96,436	$75,205

Costs and Expenses:
Cost of Goods Sold	9,231	—	15,295	—
Salaries, wages and benefits	19,511	17,589	39,601	35,414
Provision for bad debts	5,987	5,216	11,732	11,845
Supplies	3,387	3,745	7,113	7,525
Purchased services	2,870	2,472	5,922	5,023
Other operating expenses	5,460	5,425	10,894	9,856
Rent and lease expense	776	755	1,560	1,485
Depreciation and amortization	1,699	1,278	3,404	2,502

Cost of patient service revenues	48,921	36,480	95,521	73,650

Operating Profit	837	489	915	1,555

Other Income (Expense):
Gain on sale of assets	180	—	180	—
Interest expense	(1,272)	(436)	(2,526)	(846)
Interest income	10	28	17	33

Earnings (Loss) from Continuing Operations before Income Taxes	(245)	81	(1,414)	742

Income Tax Expense (Benefit)	(84)	30	(650)	248

Earnings (Loss) from Continuing Operations	(161)	51	(764)	494

Loss from Discontinued Operations	(103)	(84)	(164)	(134)

Net Earnings (Loss)	$(264)	$(33)	$(928)	$360

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.02)	$0.01	$(0.10)	$0.07

Diluted	$(0.02)	$0.01	$(0.10)	$0.06

Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net Earnings (Loss):
Basic	$(0.03)	$(0.00)	$(0.12)	$0.05

Diluted	$(0.03)	$(0.00)	$(0.12)	$0.05

Weighted-Average Common Shares Outstanding:
Basic	7,990	7,515	7,963	7,514

Diluted	7,990	7,789	7,963	7,789

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2008	2007
	(Restated)
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

THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three and six months periods ended December 31, 2008 to correct the impact of non-cash accounting errors at our Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). The accompanying Condensed Consolidated Financial Statements were restated only to reflect the adjustments described below and do not reflect events occurring after February 13, 2009, the date of the filing of our original Form 10-Q, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

In May 2009, Carmichael’s then Chief Financial Officer (“CFO”) resigned. In June 2009, Carmichael hired a new CFO and in July 2009, the new Carmichael CFO and SunLink CFO began an investigation into unresolved accounting discrepancies between Carmichael’s accounts receivable detail and its general ledger. When the new Carmichael CFO was unable to resolve the discrepancies, SunLink, in July 2009, engaged an outside accountant (the “Investigation Accountant”) to investigate the discrepancies. After being informed of the preliminary results of the Investigation Accountant’s investigation, the Company informed the Audit Committee of SunLink’s Board of Directors (the “Audit Committee”) of the preliminary findings by such Investigation Accountant. Based on such preliminary findings, on August 28, 2009 SunLink concluded that the impact of the Carmichael level accounting irregularities made it likely that SunLink’s financial statements for the first, second and third fiscal quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, should not be relied on.

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael’s financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods due to accounting calculation errors and improper period-end cut-off of certain accounts receivable systems and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, provision for bad debts, allowance for doubtful accounts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated financial statements (in thousands, except per share data):

(in thousands, except per share amounts)

Condensed Consolidated Statements of Earnings

	Three Months Ended
	December 31, 2008 Restated	December 31, 2008 Previously Reported
Net Revenues	$49,758	$50,129
Provision for bad debts	5,987	5,503
Operating Profit	837	1,692
Earnings (Loss) from continuing operations before income taxes	(245)	610
Earnings (Loss) from continuing operations	(161)	366
Net Earnings (Loss)	(264)	263
Earnings (Loss) per Share
Continuing Operations:
Basic	(0.02)	0.05
Diluted	(0.02)	0.05
Net Earnings (Loss):
Basic	(0.03)	0.03
Diluted	$(0.03)	$0.03

	Six Months Ended
	December 31, 2008 Restated	December 31, 2008 Previously Reported
Net Revenues	$96,436	$96,867
Provision for bad debts	11,732	11,122
Operating Profit	915	1,956
Loss from continuing operations before income taxes	(1,414)	(373)
Loss from continuing operations	(764)	(122)
Net Loss	(928)	(286)
Loss per Share
Continuing Operations:
Basic	(0.10)	(0.02)
Diluted	(0.10)	(0.02)
Net Loss:
Basic	(0.12)	(0.04)
Diluted	$(0.12)	$(0.04)

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	December 31, 2008 Restated	December 31, 2008 Previously Reported
Receivables - net	$20,728	$21,769
Prepaid expenses and other	3,854	3,455
Total assets	108,557	109,199
Retained earnings	$24,623	25,265

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

Note 6 – Recent Accounting Pronouncements

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

Note 7. – Receivables - net

	December 31, 2008	June 30, 2008
	(Restated)
Accounts receivable (net of contractual allowances)	$35,165	$34,190
Less allowance for doubtful accounts	(14,437)	(14,138)

Receivables - net	$20,728	$20,052

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

SunLink Credit Facilities - On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at December 31, 2008) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at December 31, 2008) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, however it may not exceed 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $44,500 at December 31, 2008. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. Costs and fees related to execution of the credit facility were $2,174. The fees will be amortized over seven years at approximately $370 a year and are recorded in other assets and other non-current assets. Amortization expense was $95 and $187, respectively, for the quarter and six months ended December 31, 2008. Accumulated amortization was $248 at December 31, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

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

Note 11. – Income Taxes

Income tax benefit of $84 ($58 federal tax benefit and $26 state tax benefit) and income tax expense of $30 ($27 federal tax expense and $3 state tax expense) was recorded for the three months ended December 31, 2008 and 2007, respectively. Income tax benefit of $650 ($577 federal tax benefit and $73 state tax benefit) and income tax expense of $248 ($222 federal tax expense and $26 state tax expense) was recorded for the six months ended December 31, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at December 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,829. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

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

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Restated)		(Restated)
Net earnings (loss)	$(264)	$(33)	$(928)	$360
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	165	42	333	14

Comprehensive earnings (loss)	$(99)	$9	$(595)	$374

Note 14. – Commitments and Contingencies

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

At December 31, 2008 SunLink had no outstanding contracts with physicians that contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. SunLink expensed $195 and $169 on physician guarantees and recruiting for the three months ended December 31, 2008 and 2007, respectively, and expensed $384 and $316 on physician guarantees and recruiting for the six months ended December 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2008.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the quarter and six months ended December 31, 2008 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended December 31, 2008:
(Restated)

Net Revenues from external customers	$36,430	$13,328	$—	$49,758
Operating profit (loss)	1,236	745	(1,144)	837
Depreciation and amortization	1,209	379	111	1,699
Assets	71,517	28,803	8,237	108,557
Expenditures for property, plant and equipment	$209	$80	$34	$323

Six months ended December 31, 2008:
(Restated)

Net Revenues from external customers	$73,497	$22,939	$—	$96,436
Operating profit (loss)	2,598	991	(2,674)	915
Depreciation and amortization	2,421	754	229	3,404
Assets	71,517	28,803	8,237	108,557
Expenditures for property, plant and equipment	$342	$187	$176	$705

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2008	2007	% Change	2008	2007	% Change
	(Restated)			(Restated)
Net Revenues - Healthcare Facilities	$36,430	$36,969	-1.46%	$73,497	$75,205	-2.27%
Net Revenues - Specialty Pharmacy	13,328	—	N/A	22,939	—	N/A

Total Net Revenues	49,758	36,969	34.59%	96,436	75,205	28.23%
Costs and expenses	(48,921)	(36,480)	34.10%	(95,521)	(73,650)	29.70%

Operating profit	837	489	71.17%	915	1,555	-69.95%
Gain on sale of assets	180	—	N/A	180	—	N/A
Interest expense	(1,272)	(436)	191.74%	(2,526)	(846)	198.58%
Interest income	10	28	-64.29%	17	33	-48.48%

Earnings (Loss) from continuing operations before income taxes	$(245)	$81	N/A	$(1,414)	$742	N/A

Healthcare Facilities Segment:
Admissions	2,081	2,142	-2.85%	4,176	4,314	-3.20%
Equivalent admissions	6,180	6,114	1.08%	12,303	12,782	-3.75%
Surgeries	881	1,131	-22.10%	1,864	2,276	-18.10%
Revenue per equivalent admissions	$5,895	$6,047	-2.51%	$5,974	$5,884	1.53%

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

We added nine net new doctors during the year ended June 30, 2008 and no net new doctors during the six months ended December 31, 2008. During the six months ended December 31, 2008, SunLink expensed $384 on physician guarantees and recruiting expenses compared to $316 for the same period last year. We also have expended approximately $8,911 for capital expenditures to upgrade services and facilities since July 1, 2007.

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

Specialty Pharmacy Segment

On April 22, 2008 SunLink acquired Carmichael. Net revenue for the quarter and six months ended December 31, 2008 was significantly affected by the acquisition and was $13,328 and $22,939, respectively.

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

Provision for bad debts increased as a percentage of net revenue in the three months ended December 31, 2008 due to increase in self-pay revenue of 0.5%. Provision for bad debts decreased as a percentage of net revenue in the six months ended December 31, 200 due to improved upfront collection procedures, collecting on old accounts receivable balances and decrease in self-pay revenue of 1.4%.

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

Specialty Pharmacy Segment Costs and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008 including depreciation and amortization, was $12,583 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $21,948 and $0 for the six months ended December 31, 2008 and 2007, respectively.

	Cost of Revenues As % of Net Revenues
	Three Months Ended December 31,	Six Months Ended December 31,
	2008	2008
	(Restated)	(Restated)
Cost of goods sold	69.3%	66.7%
Salaries, wages and benefits	12.4%	14.6%
Provision for bad debts	4.9%	4.6%
Supplies	0.3%	0.4%
Purchased services	2.2%	3.0%
Other operating expenses	2.0%	2.5%
Rent and lease expense	0.5%	0.6%
Depreciation and amortization	2.8%	3.3%

The Specialty Pharmacy Segment’s business is seasonal. Sales for the three months ended December 31, 2008 were 58% of sales for the six months ended December 31, 2008. As a result, all cost and expense categories except for cost of goods sold and bad debt expense had a lower percentage of net revenue in the three months ended December 31, 2008 when compared to the six months ended December 31, 2008 due to the increased sales. Costs of goods sold increased as a percent of net revenue for the three months ended December 31, 2008 compared to the six months ended December 31, 2008 as a result of significantly increased sales of one infusion therapy product in the three months ended December 31, 2008. This product has a higher cost than the average cost of the products sold by the Segment. The provision for bad debts increased in the quarter ended December 31, 2008 compared to the six months ended December 31, 2008 due to increased write-offs of uncollectible accounts receivables and an increase in the allowance for doubtful accounts for durable medical equipment and specialty pharmacy customer accounts receivable during the quarter ended December 31, 2008.

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

Operating Profit

Operating profit for the three months ended December 31, 2008 was $837 compared to an operating profit of $489 for the three months ended December 31, 2007. Operating profit for the six months ended December 31, 2008 was $915 compared to operating profit of $1,555 last year. The increase in operating profit in the current year was primarily attributable to the operating profit provided by the Specialty Pharmacy Segment.

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

Income Tax Expense

Income tax benefit of $84 ($58 federal tax benefit and $26 state tax benefit) and income tax expense of $30 ($27 federal tax expense and $3 state tax expense) was recorded for the three months ended December 31, 2008 and 2007, respectively. Income tax benefit of $650 ($577 federal tax benefit and $73 state tax benefit) and income tax expense of $248 ($222 federal tax expense and $26 state tax expense) was recorded for the six months ended December 31, 2008 and 2007, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,500 at December 31, 2008. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2008, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,829. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings

Loss from continuing operations was $161 ($0.02 loss per fully diluted share) for the quarter ended December 31, 2008 compared to earnings from continuing operations of $51 ($0.01 per fully diluted share) for the comparable quarter last year due to increased interest expense this year. Loss from continuing operations was $764 ($0.10 per fully diluted share) for the six months ended December 31, 2008 compared to earnings from continuing operations was $494 ($0.07 per fully diluted share) for the comparable period last year due to the decrease in the Healthcare Facilities operating profit and increased interest expense.

The loss from discontinued operations after taxes of $164 ($0.02 per fully diluted share) in the six months ended December 31, 2008 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $103 ($0.01 per fully diluted share) for the quarter ended December 31, 2008.

Net loss was $264 (0.03 per fully diluted share) in the quarter ended December 31, 2008 compared to net loss of $33 (0.00 per share) in the quarter ended December 31, 2007. Net loss for the six months ended December 31, 2008 was $928 ($0.12 per share) compared to net earnings of $360 ($0.05 per fully diluted share) for the six months ended December 31, 2007.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Restated)		(Restated)
Healthcare Facilities Adjusted EBITDA	$2,590	$2,914	$5,156	$6,359
Specialty Pharmacy Adjusted EBITDA	1,124	—	1,745	—
Corporate overhead costs	(1,176)	(1,147)	(2,582)	(2,302)
Taxes and interest expense	(1,442)	(380)	(2,156)	(973)
Other non-cash expenses and net changes in operating assets and liabilities	(954)	85	(2,951)	(266)

Net cash provided by (used in) operations	$142	$1,472	$(788)	$2,818

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

At December 31, 2008 SunLink had no outstanding contracts with physicians that contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. SunLink expensed $195 and $169 on physician guarantees and recruiting for the three months ended December 31, 2008 and 2007, respectively, and expensed $384 and $316 on physician guarantees and recruiting for the six months ended December 31, 2008 and 2007, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of December 31, 2008.

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

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) in order to permit our management to report on, as of June 30, 2008, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See Item 4T “Controls and Procedures” of this Quarterly Report for our assessment. We are in the second year of compliance with Sarbanes-Oxley.

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

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and provision for bad debts, at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables – net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts, and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to a failure of internal controls at our Carmichael’s subsidiary for which we were not yet required to have made an internal controls evaluation. This material weakness caused us to amend our Form 10-Qs for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively.

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

We reached our conclusion with respect to such pre-acquisition periods based on information reviewed by SunLink’s Management, SunLink’s Audit Committee and SunLink’s independent registered public accounting firm that the Carmichael pre-acquisition financial statements contained errors that include the amount of customer receivables and which related primary to pre-acquisition collections, bad debts policies and Carmichael collection activities.

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

Changes in Internal Control—There were no changes to our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A – Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

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