Form 10-Q/A
period 2009-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2009-09-25
CIK 96793

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

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three and nine months periods ended March 31, 2009 to reflect the restatement of our previously issued condensed consolidated financial statements and other information to correct the impact of non-cash accounting errors at its Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). For further discussion of the restatement, see Note 1 to our condensed consolidated financial statements and Item 4 contained herein.

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

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael’s financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, provision for bad debts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends Items 1 and 2 of Part I and Item 4T of Part II of the originally filed Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 2009 and no other items in our originally filed Form 10-Q are hereby amended. This Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 14, 2009, the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated financial statements (in thousands, except per share data):

(in thousands, except per share amounts)

Condensed Consolidated Statements of Earnings

	Three Months Ended
	March 31, 2009 Restated	March 31, 2009 Previously Reported
Net Revenues	$53,563	$53,827
Provision for bad debts	6,399	5,721
Operating Profit	2,410	3,352
Earnings from continuing operations before income taxes	2,140	3,082
Earnings from continuing operations	981	1,563
Net Earnings	949	1,531
Earnings per Share
Continuing Operations:
Basic	0.12	0.20
Diluted	0.12	0.20
Net Earnings:
Basic	0.12	0.19
Diluted	$0.12	$0.19

	Nine Months Ended
	March 31, 2009 Restated	March 31, 2009 Previously Reported
Net Revenues	$149,999	$150,694
Provision for bad debts	18,131	16,843
Operating Profit	3,325	5,308
Earnings from continuing operations before income taxes	726	2,709
Earnings from continuing operations	217	1,441
Net Earnings	21	1,245
Earnings per Share
Continuing Operations:
Basic	0.03	0.18
Diluted	0.03	0.18
Net Earnings:
Basic	0.00	0.16
Diluted	$0.00	$0.16

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	March 31, 2009 Restated	March 31, 2009 Previously Reported
Receivables - net	$22,476	$24,459
Income taxes	655	1,414
Total assets	109,128	111,111
Retained earnings	$25,572	$26,796

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2009	June 30, 2008
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,753	$1,716
Receivables - net	22,476	20,052
Inventory	4,612	4,711
Deferred income tax asset	5,135	5,449
Prepaid expenses and other	3,242	3,244

Total Current Assets	37,218	35,172

Property, Plant and Equipment, at cost	71,037	71,205
Less accumulated depreciation and amortization	23,907	19,985

Property, Plant and Equipment - net	47,130	51,220

Intangible assets - net	12,784	13,427
Goodwill	9,453	9,453
Other assets	2,543	2,352

Total Assets	$109,128	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,207	$8,691
Revolving advances	6,000	3,900
Third-party payor settlements	284	1,664
Current maturities of long-term debt	1,825	1,844
Current maturities of subordinated long-term debt	300	150
Accrued payroll and related taxes	5,813	6,012
Income taxes	655	555
Other accrued liabilities	4,411	4,253

Total Current Liabilities	27,495	27,069

Long-Term Liabilities:
Long-term debt	31,335	33,118
Subordinated long-term debt	2,700	2,850
Noncurrent liability for professional liability risks	2,575	2,506
Noncurrent deferred income tax liabilities	2,040	3,132
Other noncurrent liabilities	1,427	2,090

Total Long-term Liabilities	40,077	43,696

Commitments and Contingencies
Minority interest	615	615

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,998 shares at March 31, 2009 and 7,932 shares at June 30, 2008	3,999	3,966
Additional paid-in capital	11,558	11,310
Retained earnings	25,572	25,551
Accumulated other comprehensive loss	(188)	(583)

Total Shareholders’ Equity	40,941	40,244

Total Liabilities and Shareholders’ Equity	$109,128	$111,624

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net Revenues	$53,563	$39,407	$149,999	$114,612

Costs and Expenses:
Cost of Goods Sold	10,004	—	25,299	—
Salaries, wages and benefits	20,091	18,943	59,692	54,357
Provision for bad debts	6,399	5,026	18,131	16,871
Supplies	3,790	3,818	10,903	11,343
Purchased services	2,792	2,462	8,714	7,485
Other operating expenses	5,070	4,852	15,964	14,708
Rent and lease expense	841	796	2,401	2,281
Impairment of construction in progress	433	—	433	—
Depreciation and amortization	1,733	1,339	5,137	3,841

Costs and expenses	51,153	37,236	146,674	110,886

Operating Profit	2,410	2,171	3,325	3,726

Other Income (Expense):
Gain on sale of assets	—	—	180	—
Interest expense	(292)	(418)	(2,818)	(1,264)
Interest income	22	14	39	47

Earnings from Continuing Operations before Income Taxes	2,140	1,767	726	2,509

Income Tax Expense	1,159	831	509	1,079

Earnings from Continuing Operations	981	936	217	1,430

Loss from Discontinued Operations	(32)	(107)	(196)	(241)

Net Earnings	$949	$829	$21	$1,189

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.12	$0.12	$0.03	$0.19

Diluted	$0.12	$0.12	$0.03	$0.18

Discontinued Operations:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Net Earnings:
Basic	$0.12	$0.11	$0.00	$0.16

Diluted	$0.12	$0.11	$0.00	$0.15

Weighted-Average Common Shares Outstanding:
Basic	7,999	7,544	7,975	7,524

Diluted	7,999	7,796	8,027	7,792

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2009	2008
	(Restated)
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

THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(all dollar amounts in thousands, except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 2009 to correct the impact of non-cash accounting errors at our Carmichael’s Cashway Pharmacy, Inc. subsidiary (“Carmichael”). The accompanying Condensed Consolidated Financial Statements were restated only to reflect the adjustments described below and do not reflect events occurring after May 14, 2009, the date of the filing of our original Form 10-Q, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

As we previously disclosed in our Form 8-K filed on August 28, 2009, SunLink reached its conclusion on August 28, 2009, based on information reviewed by SunLink’s management and SunLink’s Audit Committee and SunLink’s independent registered public accounting firm (the “Public Accountants”), including information provided by the Investigation Accountant. SunLink concluded that Carmichael’s financial statements, among other things, had misstated the Subsidiary’s accounts receivable during the referenced periods and, as a result thereof, the SunLink financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 contained errors in the amount of accounts receivable, net income (loss), revenues, bad debt expense, allowance for doubtful accounts and contractual allowances. The Public Accountants concur with SunLink’s conclusion with respect to the restatement of the condensed consolidated financial statements for the quarter ended September 30, 2008, December 31, 2008 and March 31, 2009.

The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated financial statements (in thousands, except per share data):

(in thousands, except per share amounts) Condensed Consolidated Statements of Earnings

	Three Months Ended
	March 31, 2009 Restated	March 31, 2009 Previously Reported
Net Revenues	$53,563	$53,827
Provision for bad debts	6,399	5,721
Operating Profit	2,410	3,352
Earnings from continuing operations before income taxes	2,140	3,082
Earnings from continuing operations	981	1,563
Net Earnings	949	1,531
Earnings per Share
Continuing Operations:
Basic	0.12	0.20
Diluted	0.12	0.20
Net Earnings:
Basic	0.12	0.19
Diluted	$0.12	$0.19

	Nine Months Ended
	March 31, 2009 Restated	March 31, 2009 Previously Reported
Net Revenues	$149,999	$150,694
Provision for bad debts	18,131	16,843
Operating Profit	3,325	5,308
Earnings from continuing operations before income taxes	726	2,709
Earnings from continuing operations	217	1,441
Net Earnings	21	1,245
Earnings per Share
Continuing Operations:
Basic	0.03	0.18
Diluted	0.03	0.18
Net Earnings:
Basic	0.00	0.16
Diluted	$0.00	$0.16

(in thousands, except per share amounts) Condensed Consolidated Balance Sheets

	March 31, 2009 Restated	March 31, 2009 Previously Reported
Receivables - net	$22,476	$24,459
Income taxes	655	1,414
Total assets	109,128	111,111
Retained earnings	$25,572	$26,796

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

Note 7. – Receivables- net

	March 31, 2009	June 30, 2008
	(Restated)
Accounts receivable (net of contractual allowances)	$36,726	$34,190
Less allowance for doubtful accounts	(14,250)	(14,138)

Receivables - net	$22,476	$20,052

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

Note 11. – Income Taxes

Income tax expense of $1,159 ($837 federal tax and $322 state tax expense) and income tax expense of $831 ($781 federal tax and $50 state tax expense) was recorded for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $509 ($260 federal tax expense and $249 state tax expense) and $1,079 ($1,003 federal tax expense and $76 state tax expense) was recorded for the nine months ended March 31, 2009 and 2008, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,400 at March 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,724. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

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

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net earnings	$949	$829	$21	$1,189
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	62	—	395	14

Comprehensive earnings	$1,011	$829	$416	$1,203

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

At March 31 2009, SunLink had contracts with three physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period

(normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2009 is a liability of $561 for two physicians’ guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $214 and $116 for the three months ended March 31, 2009 and 2008, respectively, and expensed $598 and $432 for the nine months ended March 31, 2009 and 2008, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2009.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the quarter and nine months ended March 31, 2009 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2009:
(Restated)

Net Revenues from external customers	$39,774	$13,789	$—	$53,563
Operating profit (loss)	3,572	60	(1,222)	2,410
Depreciation and amortization	1,249	384	100	1,733
Assets	70,193	28,147	10,788	109,128
Expenditures for property, plant and equipment	$374	$78	$6	$458

Nine months ended March 31, 2009:
(Restated)

Net Revenues from external customers	$113,271	$36,728	$—	$149,999
Operating profit (loss)	6,170	1,051	(3,896)	3,325
Depreciation and amortization	3,670	1,138	329	5,137
Assets	70,193	28,147	10,788	109,128
Expenditures for property, plant and equipment	$716	$265	$182	$1,163

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2009	2008	% Change	2009	2008	% Change
	(Restated)			(Restated)
Net Revenues - Healthcare Facilities	$39,774	$39,407	0.9%	$113,271	$114,612	(1.2)%
Net Revenues - Specialty Pharmacy	13,789	—	N/A	36,728	—	N/A

Total Net Revenues	53,563	39,407	36.6%	149,999	114,612	30.9%
Costs and expenses	(51,153)	(37,236)	37.4%	(146,674)	(110,886)	32.3%

Operating profit	2,410	2,171	11.0%	3,325	3,726	(10.8)%

Gain on sale of assets	—	—	—	180	—	N/A
Interest expense	(292)	(418)	(30.1)%	(2,818)	(1,264)	122.9%
Interest income	22	14	57.1%	39	47	(17.0)%

Earnings from Continuing
Operations before Income Taxes	$2,140	$1,767	21.2%	$726	$2,509	(71.1)%

Healthcare Facilities Segment:
Hospital Admissions	2,269	2,505	(9.4)%	6,445	6,819	(5.5)%

Equivalent Admissions	6,245	6,490	(3.8)%	18,548	19,272	(3.8)%

Surgeries	953	1,114	(14.5)%	2,817	3,390	(16.9)%

Revenue per Equivalent Admission	$6,369	$6,072	4.9%	$6,107	$5,947	2.7%

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

Specialty Pharmacy Segment

On April 22, 2008, SunLink acquired Carmichael. Net revenue for the quarter and nine months ended March 31, 2009 was significantly affected by the acquisition and was $13,789 and $36,728, respectively.

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

Specialty Pharmacy Segment Costs and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008, including depreciation and amortization, was $13,355 and $0 for the three months ended March 31, 2009 and 2008, respectively, and $34,539 and $0 for the nine months ended March 31, 2009 and 2008, respectively.

	Cost of Revenues As % of Net Revenues
	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
	(Restated)	(Restated)
Cost of goods sold	72.6%	68.9%
Salaries, wages and benefits	13.3%	14.6%
Provision for bad debts	5.9%	5.1%
Supplies	0.4%	0.4%
Purchased services	2.3%	2.7%
Other operating expenses	1.9%	2.4%
Rent and lease expense	0.5%	0.5%
Depreciation and amortization	2.8%	2.1%

The Specialty Pharmacy Segment’s business is somewhat seasonal. One product has higher sales of an infusion therapy product during the period October – April each year for prevention of influenza during those months. Sales for the three months ended March 31, 2009 were approximately 38% of sales for the nine months ended March 31, 2009. As a result, all cost and expense categories except for cost of goods sold and provision for bad debts had a lower percentage of net revenue in the three months ended March 31, 2009 when compared to the nine months ended March 31, 2009 due to the increased sales. Costs of goods sold increased as a percent of net revenue for the three months ended March 31, 2009 compared to the nine months ended March 31, 2009 as a result of significantly increased sales of the infusion therapy product in the three months periods ended December 31, 2008 and March 31, 2009. This product has a higher cost than the average cost of the products sold by the Segment. The provision for bad debts increased to 5.9% of net revenue in the quarter ended March 31, 2009 from 4.9% of net revenue for the quarter ended December 31, 2008. Write-offs of uncollectible durable medical equipment and specialty pharmacy accounts receivable increased during the quarter ended March 31, 2009 and the allowance for doubtful accounts for durable medical equipment and specialty pharmacy accounts receivable was increased at March 31, 2009 to reflect the lower actual collections.

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

Operating Profit

Operating profit for the three months ended March 31, 2009 was $2,410 compared to an operating profit of $2,171 for the three months ended March 31, 2008. The increased operating profit in the current year’s third quarter is attributable to increased operating profit from the Healthcare Facilities Segment as a result of lower salaries, wages and benefits in the current year. Operating profit for the nine months ended March 31, 2009 was $3,325 compared to operating profit of $3,726 last year. The decrease in operating profit in the current year’s nine months was primarily attributable to the corporate overhead costs this year of the Specialty Pharmacy Segment which did not have any cost last year.

Gain on Sale of Assets

Gain on sale of assets for the three and nine months ended March 31, 2009 was $0 and $180, respectively. The gain on sale of assets was due to the sale of a medical office building in Jasper, Georgia that we were not currently using in its operations.

Interest Expense

Interest expense was $292 and $418 for the three months ended March 31, 2009 and 2008, respectively, and was $2,818 and $1,264 for the nine months ended March 31, 2009 and 2008, respectively. The decrease in interest expense for the three month period this year is due to the reversal of $659 of accrued derivative interest related to the Carmichael acquisition. The former owners of Carmichael’s Cashway Pharmacy, Inc. (“Sellers”) received 334,448 common shares of SunLink as partial consideration for the business. In the April 2008 acquisition agreement, SunLink was obligated to pay the difference between the market value at acquisition date and the price per share received for shares sold less $1 per share, if these shares were sold within one year from the acquisition date. In March 2009, SunLink and the Sellers agreed to cancel SunLink’s price guarantee obligation relating to the shares. Concurrently, SunLink and the Sellers agreed to an one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment by SunLink of certain post closing items. As a result of the March 2009 agreement, the $659 of derivative interest was reversed. Interest expense for the nine months ended March 31, 2009 increased from the same period last year due to increased debt. In April 2008, we entered into a $47,000 seven-year senior secured credit facility agreement. As of March 31, 2009, our outstanding balance on our current credit agreement was $39,023. As of March 31, 2008, our outstanding balance on our prior credit agreement was $18,167.

Income Tax Expense

Income tax expense of $1,159 ($837 federal tax and $322 state tax expense) and income tax expense of $831 ($781 federal tax and $50 state tax expense) was recorded for the three months ended March 31, 2009 and 2008, respectively. Income tax expense of $509 ($260 federal tax expense and $249 state tax expense) and $1,079 ($1,003 federal tax expense and $76 state tax expense) was recorded for the nine months ended March 31, 2009 and 2008, respectively. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,400 at March 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2009, we had provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $2,724. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings

Earnings from continuing operations were $981 ($0.12 per fully diluted share) for the quarter ended March 31, 2009 compared to earnings from continuing operations of $936 ($0.12 per fully diluted share) for the comparable quarter last year due to the improved Healthcare Facilities Segment operating profit and lower interest expense in the current year. Earnings from continuing operations were $217 ($0.03 per fully diluted share) for the nine months ended March 31, 2009 compared to earnings from continuing operations of $1,430 ($0.18 per fully diluted share) for the comparable period last year.

The loss from discontinued operations after taxes of $196 ($0.02 per fully diluted share) in the nine months ended March 31, 2009 primarily resulted from legal costs related to our discontinued operations. Loss from discontinued operations after taxes were $32 ($0.00 per fully diluted share) for the quarter ended March 31, 2009.

Net earnings were $949 ($0.12 per fully diluted share) in the quarter ended March 31, 2009 compared to net earnings of $829 ($0.11 per fully diluted share) in the quarter ended March 31, 2008. Net earnings for the nine months ended March 31, 2009 was $21 ($0.00 per fully diluted share) compared to net earnings of $1,189 ($0.15 per fully diluted share) for the nine months ended March 31, 2008.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Healthcare Facilities Adjusted EBITDA	$5,470	$4,695	$10,626	$11,054
Specialty Pharmacy Adjusted EBITDA	445	—	2,189	—
Corporate overhead costs	(1,339)	(1,185)	(3,920)	(3,487)
Taxes and interest expense	(1,755)	(1,166)	(3,911)	(2,295)
Other non-cash expenses and net changes in operating assets and liabilities	(1,761)	(2,608)	(4,712)	(2,718)

Net cash provided by (used in) operations	$1,060	$(264)	$272	$2,554

Liquidity and Capital Resources

We generated $272 of cash from operating activities during the nine months ended March 31, 2009 compared to $2,554 of cash generated during the comparable period last year. The cash generated from operations in the current year resulted mainly from SunLink’s operating profit of $3,325 and non-cash expenses of depreciation and amortization of $5,137 somewhat offset by cash usage for working capital needs. The cashed used for working capital resulted from increased patient receivables due to higher volumes and receivables for Medicaid Indigent Care programs, income tax payments of $1,145, decreased accounts payable, decreased third party payor settlements liabilities resulting from payments of prior years settlement amounts owed, and payments for discontinued operations liabilities. The increase in working capital needs was primarily funded by the $2,100 increase in revolving advances during the nine months ended March 31, 2009.

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

At March 31 2009, SunLink had contracts with three physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2009 is a liability of $561 for two physicians’ guarantees accounted for under the provisions of FSP FIN 45-3. SunLink expensed $214 and $116 for the three months ended March 31, 2009 and 2008, respectively, and expensed $598 and $432 for the nine months ended March 31, 2009 and 2008, respectively. The table above shows noncancelable commitments under physician guarantee contracts as of March 31, 2009.

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

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes- Oxley”) in order to permit our management to report on, as of June 30, 2009, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See Item 4T “Controls and Procedures” of this Quarterly Report for our assessment. We are in the second year of compliance with Sarbanes -Oxley.

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

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and provision for bad debts, at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables – net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts, and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of March 31, 2009, due to a failure of internal controls at our Carmichael’s subsidiary for which we were not yet required to have made an internal controls evaluation. This material weakness caused us to amend our Form 10-Qs for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively.

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

We reached our conclusion with respect to such periods based on information reviewed by SunLink’s management, SunLink’s Audit Committee, the Investigation Accountant we retained, and SunLink’s independent registered public accounting firm that the Carmichael financial statements contained errors that include accounting for accounts receivable, revenue, contractual allowances and provision for bad debts.

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

Changes in Internal Control—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2008, Garrett and Mundy filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the Cause of Action for specific performance of the Option Agreement. On May 7, 2009, Ms. Mundy and Mr. Garrett served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. SHC-Ellijay has not yet filed papers in opposition to Ms. Mundy and Mr. Garrett’s motion for summary judgment but expects to do so.

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