Form 10-K
period 2009-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2009-09-28
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Shares without par value	NYSE Amex

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐    N/A  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 28, 2009, there were 4,762,178 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2008 of the registrant’s common shares as reported by NYSE Amex stock exchange amounted to $4,095,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 10, 2009, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	the competitive nature of the U.S. community hospital, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansion and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our healthcare and specialty pharmacy segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our management information system for our healthcare facilities and specialty pharmacy segments, including both software and hardware; and

•	the availability and competition from alternative drugs or treatments provided by our specialty pharmacy segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	weather-related events such as flooding, and wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare facilities and specialty pharmacy services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our healthcare and specialty pharmacy segments; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers, competitive bidding and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	assumed liabilities discovered subsequent to an acquisition;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We are a provider of healthcare services in certain rural and exurban markets in the United States. References to our specific operations refers to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refers to the operations of our subsidiaries. Our business is composed of two business segments, the healthcare facilities segment and the specialty pharmacy segment. Through our subsidiaries, we operate a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. Our community hospitals are acute care hospitals and have a total of 402 licensed beds. As part of our community hospital operations, we currently also operate (a) three nursing homes in two states, each of our current nursing homes is located adjacent to, or in close proximity with, certain of our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds. Through a subsidiary acquired in April 2008, we also operate a specialty pharmacy business with four service lines. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”), HealthMont LLC (“HealthMont”) and SunLink ScriptsRx, LLC (“ScriptsRx”).

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

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA. In April 2008, our SunLink ScriptsRx, LLC subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) for approximately $24,000. Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. Currently, Carmichael comprises our entire specialty pharmacy segment. In September 2009, we sold three of our home health businesses to subsidiaries of SunCrest Healthcare, Inc. for approximately $3,300. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Business Strategy: Operations, Acquisitions and Strategic Alternatives

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we do consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs. We likewise evaluate our strategic alternatives on an on-going basis.

Operations

Our operational strategy is focused on efforts to increase internal growth. Our primary operational strategy for our community hospitals is to improve the profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls.

Finally, our operational strategy for our specialty pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, increasing collection efforts, expanding services and implementing and maintaining effective cost controls.

Acquisitions

During the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses which were for sale and monitored other selected rural and exurban healthcare acquisition targets which we believed might become available for sale.

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

Historically, we targeted the community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our rural and exurban markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunity for future growth. The focus of acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, the capital needs of our existing and potential operations within such segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing facilities and operations and other factors.

Our primary market criteria for healthcare facility acquisitions is community hospitals with net revenues of approximately $20,000 or more which are (1) the sole or primary hospital in market areas with a population of greater than 15,000 or (2) a principal healthcare provider with substantial market share in communities with a population of 50,000 to 150,000. We believe all of our seven existing hospitals meet at least one of the two market area criteria.

We face competition for healthcare facility acquisitions primarily from for-profit management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Increased competition for the acquisition of non-urban acute-care hospitals and other healthcare facilities could have an adverse impact on our ability to acquire such hospitals and other healthcare facilities on favorable terms or at all.

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

While opportunities to acquire not-for-profit hospitals may improve, however, in recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe may have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for, and interest in, such reviews varies from state to state, the trend is toward increased governmental authority for review and review of such transactions including, in some cases, the imposition of requirements on the seller, the buyer or both as a condition to the approval of a not-for-profit corporation selling a healthcare facility. Accordingly, even where the costs of acquiring not-for-profit hospitals improve, governmental review may make it more difficult or expensive to complete any such acquisitions.

Our acquisition strategy for nursing homes and home health operations is to acquire businesses in areas which are complementary to either our existing hospitals or our new pharmacy business or which are located in rural or exurban markets.

Although we are focused on the internal growth and integration of our Carmichael specialty pharmacy operations into our existing operations, our acquisition strategy for our specialty pharmacy segment is to acquire pharmacy businesses in rural or exurban markets where the acquisition would be complementary to either our existing operations or where the scale of the acquisition would be sufficient to provide a foundation to grow the specialty pharmacy business in such market.

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

Healthcare Facilities Operations

SunLink’s healthcare facilities segment is composed of three operational areas:

•	Our seven community hospitals;

•	Our three nursing homes, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	One hospital related home health agency, which operates for a corresponding SunLink community hospital.

Through our subsidiaries, we operate a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 402 licensed beds. In connection with our community hospital operations in certain communities, we also operate (a) three nursing homes located in two states: each of our current nursing homes is located adjacent to our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds.

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

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia completed construction of a 6,755-square-foot emergency room addition in January 2003. North Georgia is the only hospital in Gilmer County. The Company has a 28-bed CON to replace the existing hospital.

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

Medical Staff

The number and quality of physicians affiliated with a hospital directly affects the quality and availability of patient care and the reputation of the hospital. Physicians generally may terminate their affiliation with a hospital at any time. We seek to retain physicians of varied specialties on the medical staffs of our hospitals and to attract other qualified physicians. SunLink believes physicians refer patients to a hospital primarily on the basis of the quality of services the hospital renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, SunLink strives to provide quality facilities, equipment, employees and services for physicians and their patients.

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management teams, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. The hospital generally guarantees a newly recruited physician a minimum level of gross receipts during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Our hospitals historically have not employed physicians but our hospitals do employ a number of physicians in markets where the hospital believes the use of an employed physician will allow the hospital to enhance its service offerings. Currently, of the 107 active staff physicians that have privileges at SunLink hospitals, 40 of these are employed by the hospitals.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facilities as of June 30, 2009 for the periods indicated.

	Fiscal Years Ended June 30,
	2007	2008	2009
Hospitals owned or leased at end of period	7	7	7
Licensed hospital beds (at end of period)	402	402	402
Hospital beds in service (at end of period)	327	327	327
Nursing home beds in service (at end of period)	261	261	261
Admissions	9,908	8,865	8,397
Equivalent Admissions(1)	26,903	25,390	24,548
Average length of stay (days)(2)	3.59	3.54	3.51
Patient days	35,562	31,388	29,512
Adjusted patient days(3)	93,822	88,929	86,080
Occupancy rate (% of licensed beds)(4)	24.24%	21.39%	20.11%
Occupancy rate (% of beds in service)(5)	29.71%	26.23%	24.73%
Net patient service revenues (in thousands)	$143,645	$151,372	$151,925
Net outpatient service revenues (in thousands)	$68,234	$74,120	$75,676
Net revenue per equivalent admissions	$5,339	$5,962	$6,189
Net outpatient service revenues (as a % of net patient service revenues)	47.50%	48.97%	49.81%

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

Sources of Revenue

Each SunLink hospital receives payments for patient care from Federal Medicare programs for older and disabled patients, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2007	2008	2009
Source
Medicare	70.5%	70.1%	70.1%
Medicaid	10.1%	9.6%	9.1%
Private and Other Sources	19.4%	20.3%	20.8%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2007	2008	2009
Source
Medicare	39.8%	41.6%	40.6%
Medicaid	13.9%	14.1%	13.9%
Private and Other Sources	46.3%	44.3%	45.5%

Total	100.0%	100.0%	100.0%

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

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities because they are the primary provider of healthcare services in their respective communities. However, our hospitals usually face competition from larger tertiary care centers and, in some cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as various for-profit hospitals operating in the broader service area of our hospitals, likely have greater access to financial resources than do our hospitals.

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

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally is designed to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in our facilities, equipment, personnel, rates and/or services in the future.

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

DRG rate increases were 3.7%, 3.4%, 3.3%, 3.6% and 2.1% for Federal fiscal years 2006, 2007, 2008, 2009 and 2010 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in SunLink’s cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The Medicare, Medicaid and Health Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals the full market basket rate increase for Federal fiscal year 2004 and thereafter. BIPA also made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

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

In November 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also known as the Medicare Modernization Act or “MMA”. MMA requires hospitals to report specified quality data in order to receive the full market basket rate increase on DRGs. Hospitals that do not report this information will receive the market basket percentage increase less 0.4 percentage points. The Deficit Reduction Act of 2005 (“DRA”) provides that, beginning with the payment update for the federal fiscal year beginning October 1, 2006 and each subsequent federal fiscal year, the annual percentage increase amount will be reduced by 2.0 percentage points for specified hospitals that do not submit certain quality data. In addition, the DRA required that CMS begin to expand the “starter set” of 10 quality measures that have been used since 2003. For the hospital inpatient prospective payment system (“IPPS”) for the federal fiscal year beginning and after October 1, 2006, CMS added new measures to the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program to bring the total to 21 measures for such federal fiscal year and 27 for the federal fiscal years beginning on or after October 1, 2007. All of SunLink’s hospitals are currently reporting the quality data and therefore receiving the full market basket rate increase.

Section 5001(c) of the DRA required HHS to implement rules pursuant to which hospitals must report the secondary diagnoses that are present on the admission (“POA”) of patients. Effective October 1, 2007, HHS was required to select at least two conditions that are: (1) high cost or high volume or both; (2) assigned to a higher paying DRG when present as a secondary diagnosis; and (3) reasonably preventable through application of evidence-based guidelines. Effective October 1, 2008, cases with the selected conditions are not assigned to a higher paying DRG unless such conditions were present on admission. Currently CMS has selected nine conditions which are subject to such provisions.

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

•

extended indefinitely the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the MMA. These payment provisions are intended to ensure that small rural hospitals are paid at least as much under the outpatient prospective payment system as they would have received under the cost-based payment methodology in effect before August 2000; and

•

establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of MMA.

Each year, on or about August 1, the Centers for Medicare & Medicaid Services (“CMS”) issues a final rule that implements changes to the hospital inpatient prospective payment system (“IPPS”) for subsequent federal fiscal years. The August 1, 2006 final rule expanded previously implemented changes that according to CMS take significant steps to improve the accuracy of Medicare’s payment for inpatient stays. The payment reforms, which are being phased in over time, align hospital payments more closely with the costs of a patient’s care by using hospital costs rather than charges, and by accounting more fully for the severity of the patient’s condition. The revised payments became effective for discharges on or after October 1, 2006.

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

Payments to specific hospitals may increase more or less than the average depending on the patient mix of the specific hospital. For instance, urban hospitals generally treat more severely ill patients and are estimated to receive a 3.8 percent increase in payments. The rule created 745 new severity-adjusted DRGs to replace the previous 538 DRGs. Projected aggregate spending will not change as a result of the reforms. However, payments increased for hospitals serving more severely ill patients and decreased for those serving patients who are less severely ill. The effect of the change in DRGs on our hospitals cannot be estimated with certainty and depends on the acuity of services provided to future patients, but has not been material to date.

The rule also implemented a provision of the DRA that takes the first steps toward preventing Medicare from giving hospitals higher payment for the additional costs of treating a patient who acquires a condition (including an infection) during a hospital stay. Already a feature of many state health care programs, the DRA requires hospitals, effective as of October 1, 2007, to begin reporting secondary diagnoses that are present on the admission of patients, beginning with discharges on or after such date. Effective October 1, 2008, cases with these conditions are no longer paid at a higher rate unless these symptoms were present on admission. In order to improve the reliability of care in the nation’s hospitals, the rule identifies eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. The effect of this DRA provision on our hospitals has not been material to date.

Prior to July 1, 2005, long-term care psychiatric units within hospitals were exempt from the prospective payment system, and were reimbursed under the provisions of a cost-based system, subject to specific reimbursement caps. During a three year transition period beginning on July 1, 2005 such units were partially reimbursed based on a prospective payment system based on patient acuity with the remaining portion of the payment continuing to be reimbursed based on a cost based system. Under the transition period for the implementation of this new prospective system 25% was reimbursed under the PPS system for the year ending June 30, 2006, and 50% was reimbursed under the PPS system for the year ending June 30, 2007 and 75% was reimbursed under the PPS system for the year ending June 30, 2008. Since July 1, 2008, long-term care psychiatric units are being reimbursed solely based on the federal inpatient psychiatric prospective payment rate. SunLink operates one psychiatric unit in one of its hospitals. The effect of such change did not have a material effect on our consolidated revenues.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2006, 2007, 2008, 2009 and 2010 the update factors were 3.7%, 3.4%, 3.3%, 3.6% and 2.1% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

On November 1, 2007 CMS issued a final rule updating the hospital Outpatient Prospective Payment System (“OPPS”), effective for services furnished during calendar year (“CY”) 2008, which encourages higher quality and accessible health care through new payment policies and the reporting of quality measures. The final rule with comment period also updated the payment rates for the revised ambulatory surgical center (“ASC”) payment system, beginning in CY 2008.

According to CMS, “The policies of the revised ASC payment system that are reflected in the 2008 payment rates further expand beneficiary choices by providing patients the flexibility to select, in consultation with their physicians, the most appropriate care setting for their particular surgical needs, the revised system takes a major step toward eliminating financial incentives for choosing one care setting over another, thereby placing patients’ needs first, increasing efficiencies, and leading to savings for both beneficiaries and the Medicare program.”

In this final rule, CMS also adopted the use of composite APCs to encourage efficiencies by providing one bundled payment for several major services. According to CMS, “Composite APCs encourage even greater hospital efficiencies than expanding packaging by making a single payment for the totality of hospital outpatient care provided during an encounter.”

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. BIPA provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2009. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2009, 2008 and 2007.

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

In the recent past, the various states in which SunLink operates hospitals have initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions often are triggered by one or more of the following factors: an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries, significant increases in program utilization resulting from increased enrollment or budgetary pressures on the applicable states. The Federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”).

On February 17, 2009, President Obama signed into law the “American Recovery and Reinvestment Act of 2009” (ARRA) This law provides a temporary increase in the State FMAPs during a 9-calendar quarter recession adjustment period beginning October 1, 2008 and ending December 31, 2010.

Traditionally under the Medicaid law, each state’s FMAP is determined by a formula based on the relationship of each state’s per capita income to the national per capita income; the lower a state’s per capita income, the higher its FMAP. The FMAP is determined for each fiscal year and applies for states’ expenditures during that fiscal year. As a result of this temporary increase in the FMAP, reductions in Medicaid programs which were scheduled to take effect on July 1, 2009 in various states where SunLink operates have been postponed until January 1, 2011.

The State of Georgia, where SunLink operates three hospitals, has begun initiatives to decrease the Medicaid funds paid to providers. Georgia Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital’s capital cost allotment.

Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population.

Beginning in Georgia’s fiscal year ended June 30, 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all SunLink hospitals receive reimbursement from three different contractors instead of a single source. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, our hospitals have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health

Government Reimbursement Program Administration and Adjustments

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to a hospital under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal and it is common to contest issues raised in audits of prior years’ cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our consolidated results of operations or financial position. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RACs in place in all 50 states by 2010. We cannot predict when the RAC program will be implemented in the states in which we conduct our operations.

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

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will look closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of the RAC audits.

If SunLink or any of our facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the facility and SunLink could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations.

SPECIALITY PHARMACY OPERATIONS

Our specialty pharmacy segment is operated through SunLink ScriptsRx, LLC (of which Carmichael’s Cashway Pharmacy, Inc. is currently the sole operating subsidiary) and is a pharmacy operations segment composed of four material service lines:

1.	Specialty Pharmacy Services, which are not presently conducted by Carmichael in any of our healthcare facilities markets, and ordinarily include one or more of the following elements:

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

The major conditions these drugs treat include, but are not limited to: respiratory system weakness, cancer, HIV/AIDS, hemophilia, hepatitis C, multiple sclerosis, infertility, Crohn’s disease, rheumatoid arthritis, and growth hormone deficiency.

2.

Institutional Pharmacy Services, consisting of the provision of specialty and non-specialty pharmaceuticals and biological products to institutional clients or to patients in institutional settings such as nursing homes, hospices, and correctional facilities;

3.

Durable Medical Equipment Services, consisting primarily of products for patient-administered home care such as oxygen concentrators, continuous positive airway pressure or CPAP machines, nebulizers, diabetes management products and prosthetics;

4.

Retail Pharmacy Products and Services, consisting primarily of walk-in sales at our three distribution facilities in Louisiana of complementary products including uniforms, non-specialty pharmaceuticals, vitamins, supplements and nutritionals. We view our retail sales operations as a source of incremental revenue to us while providing value added service to our patients in the form of full service pharmacy offerings.

Certain of the service lines in our specialty pharmacy segment may overlap with our healthcare operations. Likewise, institutional pharmacy services may overlap with pharmacies in our healthcare facilities. However, our specialty pharmacy segment does not conduct business operations in any market in which one of our healthcare facilities is located.

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the MMA and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing the cost containment mandates under the MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). The Centers for Medicare & Medicaid Services had planned to implement the competitive biding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. We were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption would continue to be available in the future or that the program, if implemented in the future, would be as it was originally designed. If the program is implemented in the future, loss of the exemption could have an adverse effect on our results of operation. The program has, however, been deferred indefinitely, and whether or not the program will be implemented in the future is unknown.

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

In late 2005, CMS conducted the first round of bidding for approved Part B CAP vendors. The Part B CAP was implemented on July 1, 2006. The 2009-2011 CAP vendor bidding period concluded on February 15, 2008. CMS received several qualified bids, however, contractual issues with the successful bidders resulted in the 2009 program being postponed by CMS in September 2008. As a result, CAP drugs were not available from an approved CAP vendor for dates of service after December 31, 2008.

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

We cannot be assured that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our specialty pharmacy operations or that we will be able to operate our specialty pharmacy operations profitably at either existing or at lower reimbursement rates. Likewise, we cannot be assured that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which we operate, or may seek to operate, in particular or that we would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

Competition

There are many companies which provide one or more of the healthcare operations which comprise or may compete with our pharmacy operations. For example, home healthcare business companies, which may compete with our specialty pharmacy services, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations such as Amedisys, Inc., Apria Healthcare Group, Inc., Gentiva Health Services, Inc., and Walgreen Co. Specialty pharmacy companies range from local or regional pharmacies to large public companies such as Option Care, Inc., a subsidiary of Walgreen Co., CVS Caremark Corporation, Priority Healthcare Corporation and MIM Corporation. Institutional pharmacy companies likewise range from local or regional pharmacies to large public companies including Pharmerica Corporation and Omnicare, Inc.

Healthcare Regulation

Overview

The healthcare industry is one of the largest industries in the United States and continues to attract much legislative interest and public attention. There are many factors that are highly significant to the healthcare industry including Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit healthcare spending and proposals to limit prices and increase industry competition. The healthcare industry is governed by an extremely complex framework of Federal, state and local laws, rules and regulations.

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

Future healthcare facility acquisitions may occur in states that do not require certificates of need or which have less stringent CON requirements than the states in which SunLink currently operates healthcare facilities. Any healthcare facility operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

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

CMS’ rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. CMS also did not directly address a number of issues, including whether EMTALA applies to direct admissions, individuals who come to a hospital pursuant to a physician’s orders for a routine procedure or individuals who present themselves at a hospital’s psychiatric department or delivery/labor department, and whether screening requirements apply to patients transferred from other facilities. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether we will be able to comply with any new requirements.

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

Specialty Pharmacy Segment Regulation

Overview

Much like our healthcare facility operations, the operations of our specialty pharmacy segment are subject to various Federal and state statutes and regulations governing their operations including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our specialty pharmacy segment have obtained the permits and/or licenses required to conduct our specialty pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on our specialty pharmacy business, and our financial condition or results of operations.

Mail Order Activities

Currently the activities of our hospital pharmacies are ancillary to the operations of the facilities they serve. In contrast, the operations of our specialty pharmacy services operations are stand-alone operations that, in addition to walk-in customers, distribute pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which we deliver or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe our specialty pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to our specialty pharmacy operations, they could have an adverse effect on our ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicaid program of either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

Advertising and Marketing Regulations

There are also other statutes and regulations which may also affect advertising, marketing and distribution of pharmacy products by our specialty pharmacy services. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

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

Drugs and Controlled Substances

Various licenses and permits are required by our healthcare facilities and specialty pharmacy business in order to dispense narcotics and operate pharmacies We are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, or DEA, the Food and Drug Administration, or FDA, State Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare, TRICARE or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“HHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These new laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program. Finally, HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expands the categories of persons that may be excluded from participation in federal and state healthcare programs.

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

HIPAA Transaction, Privacy and Security Requirements

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that have required us to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

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

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our facilities have fully implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

Environmental Regulations

Our operations, especially our healthcare facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also generally are subject to various other environmental laws, rules and regulations.

SUNLINK OPERATIONS

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of Jerome Orth, Vice President, Technical and Compliance Services. Mr. Orth has over thirty years experience in reimbursement in multi-hospital corporations, at both the facility and corporate level. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

Professional Liability

As part of our business, we are subject to claims of liability for events occurring in the ordinary course of operations. To cover a portion of these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts, which are commercially available, that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect.

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

Discontinued Operations and Related Contingent Obligations

Over the past 20 years we have discontinued operations carried on by our former Mountainside Medical Center and our former industrial and life sciences and engineering segments, and our former U.K. child safety, leisure marine, and housewares segments. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of our possible liability for property, product liability and other claims for which we may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with our insurance carriers and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. We intend to adjust our estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of the Company.

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

Employee and Labor Relations

As of June 30, 2009, SunLink employed 1,376 full-time and 475 part-time persons in the U.S., none of whom are represented by a union. We believe our labor relations generally are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 28, 2009, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	60
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	50
Harry R. Alvis	Chief Operating Officer	64
George D. Shaunnessy	President – SunLink ScriptsRx, LLC	61
Jerome D. Orth	Vice President, Technical and Compliance Services	61
Jack M. Spurr, Jr	Vice President, Hospital Financial Operations	65

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

George D. Shaunnessy has been President of SunLink Homecare Services, LLC (which changed its name to SunLink ScriptsRx, LLC on August 26, 2008) since April 23, 2008. Mr. Shaunnessy was President and Chief Executive Officer of MedImaging, Inc, from 2002 to December 2007, Managing Partner and Chief Executive Officer of Affiliated Management Services, Inc., from 1997 to April 2008, and President, Chief Executive Officer and a director of Housecall Medical Resources, Inc. from 1991 to 1997. From 1978 to 1991, Mr. Shaunnessy has held executive positions with National Healthcare, Inc., Foster Medical Home Health Care, a division of Avon Products, Charter Medical Corporation and Hospital Affiliates International, Inc.

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

As part of our growth strategy, SunLink will seek further growth through acquisitions, via mergers or otherwise, of rural and exurban healthcare businesses. We have sought to acquire and have acquired rural and exurban community hospitals, nursing homes and home health agencies, as well as other rural and exurban healthcare businesses. We may be subject to a variety of risks arising out of the acquisition of our new pharmacy business or other rural and exurban healthcare businesses. We intend, to the extent possible, to integrate the operations of acquired assets and entities with our existing organizational structure; although our pharmacy operations, like our community hospitals, will be conducted in one or more separate subsidiaries. In light of the diverse nature of our pharmacy operations and depending on the nature of other acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of Carmichael or other acquired companies may include, among other things:

•	unidentified liabilities of Carmichael or of other companies SunLink may acquire or merge with;

•	the potential failure to achieve economies of scale or synergies sought in our new pharmacy business or in other new rural or exurban healthcare businesses;

•	the possible inability to successfully integrate and manage acquired operations and personnel especially where such business is other than a community hospital or nursing home;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;

•	the inadequacy of internal controls at an acquired entity, including now known inadequacies at Carmichael;

•	the inability to expand sales and marketing operations;

•	the inability to retain existing customers and attract new customers;

•	the loss of or inability to attract new key employees;

•	the inability to achieve consolidation of corporate and administrative operations and infrastructures;

•

the inability to achieve integration and management of the technologies and systems of the acquired entity, including the consolidation and integration of computer information systems including multiple systems at Carmichael;

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

For these reasons, we may fail to successfully complete the integration of Carmichael or any other acquired entity, establish adequate internal controls at Carmichael or other acquired entities, or realize the anticipated benefits of the acquisition of Carmichael or any other acquired entity. Actual cost savings and synergies which may be achieved from Carmichael or any other acquired entity may be lower than we expect and may take a longer time to achieve than we anticipate. Other acquisition related risks include risks associated with higher costs or unexpected difficulties or problems with acquired assets, outdated, incompatible or a multiplicity of technologies, labor difficulties, or an inability to realize anticipated synergies and efficiencies. Whether within anticipated timeframes or at all, one or more of such acquisition-related risks, if realized, could have an adverse impact on our business, financial condition, results of operations, or operations.

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

Additional debt for significant capital investments may be required to achieve SunLink’s operational and growth plan, the inability to access capital may affect SunLink’s competitive position, reduce earnings, and negatively affect the value of SunLink common stock.

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

In order to make future acquisitions, SunLink may be required to incur or assume additional indebtedness. SunLink may not be able to obtain financing, if necessary, for any acquisitions that it might desire to make or it might be required to borrow at higher rates and on less favorable terms than its competitors.

State laws may impair SunLink’s ability to acquire non-for-profit hospitals and increase their cost.

Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit corporations. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific legislation governing these transactions may exercise authority based upon charitable trust and other existing law. The increased legal and regulatory review of transactions involving the change of control of not-for-profit entities may increase the acquisition costs of, or limit SunLink’s ability to acquire, not-for-profit hospitals.

SunLink’s revenues are heavily concentrated in Georgia which makes SunLink particularly sensitive to economic and other changes in the state of Georgia.

For the fiscal year ended June 30, 2009, our three Georgia hospitals generated approximately 44% of consolidated gross revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

Government officials charged with responsibility for enforcing healthcare laws could assert that SunLink or any of the transactions in which the Company or its subsidiaries or their predecessors is or was involved, are in violation of these laws. It is also possible that these laws ultimately could be interpreted by the courts in a manner that is different from the interpretations made by the Company or others. A determination that either SunLink or its subsidiaries or their predecessors is or was involved in a transaction that violated these laws, or the public announcement that SunLink or its subsidiaries or their predecessors is being investigated for possible violations of these laws, could have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects and SunLink’s business reputation could suffer significantly.

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

Over the past 20 years, SunLink has discontinued operations carried on by its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments and its former Mountainside Medical Center (by virtue of the sale of such facility whose original facility was one of our original hospitals). Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. SunLink’s reserves relating to discontinued operations represent management’s best estimate of possible liability for property, product liability, and other claims for which SunLink may incur liability. These estimates are based on management’s judgments using currently available information as well as, in certain instances, consultation with SunLink’s insurance carriers and legal counsel. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. Furthermore, future events or evaluations could cause us to adjust existing reserves in connection with our operations. SunLink intends to adjust our estimates of required reserves from time to time as additional information is developed and evaluated. However, SunLink believes that the final resolution of known contingencies will not have a material adverse impact on its financial position, cash flows, or results of operations.

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

Because physicians generally direct the majority of hospital admissions and outpatient services, SunLink’s success is, in part, dependent upon the number and quality of physicians on the medical staffs of its hospitals, the admissions and referrals practices of the physicians at our hospitals, and our ability to maintain good relations with our physicians. Many physicians at SunLink hospitals are not employees of the hospitals at which they practice and, in many of the markets that SunLink serves, most physicians have admitting privileges at other hospitals in addition to SunLink’s hospitals. If SunLink is unable to successfully maintain good relationships with physicians, admissions at SunLink hospitals may decrease and SunLink’s operating performance could decline.

SunLink depends heavily on its healthcare facility management personnel and the loss of the services of one or more of SunLink’s key local management personnel could weaken SunLink’s management team and its ability to deliver healthcare services.

SunLink’s success depends on its ability to attract and retain managers at its hospitals and related health care facilities, on the ability of hospital-based officers and key employees to manage growth successfully, and on their ability to attract and retain skilled employees. SunLink has not had any material difficulties in attracting healthcare facility management; however, if SunLink is unable to attract and retain effective local management, the operating performance of our facilities could decline.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 79% of its patient days and 55% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2009. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our community hospital operations derived approximately 45% of its net patient revenues for the fiscal year ended June 30, 2009 from private payors and other non-governmental sources who contributed approximately 20% of SunLink’s patient days. Our hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If we are unable to contain costs, especially in our hospital operations, through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

Some of our hospitals are located in exurban areas which are becoming more suburban or metropolitan. Such markets are likely to attract additional competitors, including satellite operations of tertiary hospitals. We cannot be assured that we will have the financial resources to fund capital improvements to our existing facilities, which may face additional competition or that even if financial resources are available to us, projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on hospital revenues through lower patient utilization, increased difficulty in physician recruitment and otherwise as a result of increased competition.

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

Risk Relating to our Specialty Pharmacy Business

Our specialty pharmacy business may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2009, our specialty pharmacy operations derived approximately 85% of their net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Our specialty pharmacy business could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

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

The operations of our specialty pharmacy services depend on a continuous supply of key products. Any shortages of key products could adversely affect our business.

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

The operations of our specialty pharmacy are highly dependent on relationships with key suppliers and the loss of any of such key suppliers could adversely affect our business.

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for approximately 57% of Carmichael’s total net sales in the fiscal year ended June 30, 2009. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 28% of Carmichael’s total net sales in the fiscal year ended June 30, 2009. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

The loss of one or more of our larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of our specialty pharmacy operations.

As is customary in the institutional pharmacy industry, our specialty pharmacy operations generally do not have long-term contracts with our institutional pharmacy customers. Significant declines in the level of purchases by one or more of our larger institutional pharmacy customers could have a material adverse effect on our business and results of operations.

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

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, our specialty pharmacy operations directly or indirectly at a percentage off a drug’s average wholesale price, or AWP. We also have contracted with some private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our specialty pharmacy operations to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

We face numerous competitors and potential competitors in our specialty pharmacy operations, many of whom are significantly larger and who have significantly greater financial resources.

Although we believe market penetration by large national companies into our existing market for our specialty pharmacy operations has not been substantial, we cannot be assured that one of more such companies or other healthcare companies will not seek to compete or intensify their level of competition in the rural and exurban areas in which we conduct or may seek to conduct one or more of the components of our specialty pharmacy operations.

The operations of our specialty pharmacy business may be adversely affected by industry trends in managed care contracting and consolidation.

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

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $47,000 credit facility (of which approximately $32,000 of the term loan and $3,400 of the revolver were outstanding and approximately $6,400 was available to borrow at June 30, 2009) and our additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or the price at which any securities might be offered. Such transactions might include, among others, the sale of common shares to outsiders or the offer to existing shareholders of the right to acquire additional shares. While the board of directors has not decided to effect any equity transaction at this time, it may do so in the future. Any equity transaction could result in dilution in the value of existing shares.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chilton Medical Center	Clanton, AL	60	February 1, 2001	Owned
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased

Specialty Pharmacy Operations
Carmichael Cashway Pharmacy(2)	Crowley, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(3)	Lafayette, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(4)	Lake Charles, LA	N/A	April 22, 2008	Leased

Other
Corporate Offices(5)	Atlanta, GA	N/A	June 1, 1998	Leased

(1)	The lease expires in March, 2019.
(2)	Lease of approximately 25,000 square feet of store location, warehouse and office space. The lease expires in April 2013 and provides for a renewal of the lease for two five year terms.
(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2011.
(4)	Lease of approximately 4,000 square feet of store location and warehouse space. The lease expires in December 2011.
(5)	Lease of approximately 4,800 square feet of office space for corporate staff. The lease was scheduled to expire in September 2009 but has been renewed through March 2015.

Item 3.	Legal Proceedings

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

SunLink common stock is listed on the NYSE Amex stock exchange. SunLink’s ticker symbol is “SSY”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the American Stock Exchange.

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2009 (July 1, 2008—June 30, 2009)
Fourth Quarter	$2.40	$0.84
Third Quarter	1.37	0.60
Second Quarter	2.64	0.72
First Quarter	5.09	2.44
Fiscal 2008 (July 1, 2007—June 30, 2008)
Fourth Quarter	$6.26	$4.50
Third Quarter	6.70	5.41
Second Quarter	6.50	5.95
First Quarter	6.55	6.00

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

Holders

As of June 30, 2009 there were approximately 597 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2009 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	4,000	$5.48	0
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	77,300	$2.49	0
2005 Equity Incentive Plan	275,999	$6.33	554,676

	439,799	$4.90	554,676

Equity compensation plans not approved by security holders:
None	0	0	0

Total	439,799	$4.90	554,676

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex stock exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Associations Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Prezzo PLC, Rehabcare Group Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Composite is comparable to SunLink, among other reasons because both consist of larger companies than SunLink.

	6/04	6/05	6/06	6/07	6/08	6/09
SunLink Health Systems, Inc.	100.00	141.98	178.38	113.87	86.67	39.10
NYSE Amex Composite	100.00	131.88	164.58	205.93	204.46	151.95
Hospitals Index	100.00	115.33	87.26	96.22	78.46	60.07

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2005, 2006, 2007, 2008 and 2009 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and Carmichael and the disposition of Mountainside Medical Center. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2005	2006	2007	2008	2009
Net revenues	$128,732	$135,576	$143,645	$158,431	$199,254
Earnings from continuing operations	4,383	4,181	1,577	2,009	1,067
Net earnings	4,540	3,909	1,396	1,616	912
Earnings per share from continuing operations:
Basic	0.61	0.58	0.21	0.26	0.13
Diluted	0.57	0.53	0.20	0.26	0.13
Net earnings per share:
Basic	0.63	0.54	0.19	0.21	0.11
Diluted	0.59	0.50	0.18	0.21	0.11
Total assets	70,113	74,303	77,843	111,624	107,383
Long-term debt, including current maturities	10,042	9,393	8,536	37,962	35,545
Shareholders’ equity	$29,301	$34,352	$36,024	$40,244	$41,777

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in

Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2009—$14,961; and

2008—$14,138.

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

If net revenues during fiscal year 2009 were changed by 1%, our 2009 after-tax income from continuing operations would change by approximately $1,017 or diluted earnings per share of $0.12.

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

Receivables-net and Provision for Bad Debts (continued)

Our provision for bad debts, included in our results of operations, was as follows : 2009—$24,533 2008—$22,013; and 2007—$19,580.

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

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient or service to the patient or customer. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improved performance. The selection of collection agencies and the timing of the referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

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

	Days Outstanding [1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	>180	Total
Medicare	$4,336	$459	$263	$176	$114	$96	$320	$5,764
Commercial	3,568	813	464	231	169	82	401	5,728
Medicaid	2,285	337	189	160	160	117	301	3,549
Self Pay	470	314	262	250	183	87	264	1,830

Total	$10,659	$1,923	$1,178	$817	$626	$382	$1,286	$16,871

[1]

The above table shows, as of June 30, 2009, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our healthcare facilities segment, we recognize revenues in the period in which services are provided. For our specialty pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 85.6% of our revenues during 2009 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—40.6%;

Medicaid—13.9%; and

Commercial insurance—31.1%.

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

2009—$343;

2008—$1,259; and

2007—$266.

Discounts for retrospectively cost-based revenues, which were more prevalent in periods before 2000, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received.

Final settlements under all programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

	Commercial Insurance	Commercial Insurance

For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based on actual claims paid by managed

If our overall estimated contractual discount percentage on all of our commercial revenues during 2009 were changed by 1%, our 2009 after-tax income from continuing operations would change by approximately $241. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate

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

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. Our goodwill included in our consolidated balance sheets as of June 30, for the following years was as follows:

2009—$9,453; and

2008—$9,453.

The goodwill resulted from the 2004 acquisition of HealthMont, Inc. and the 2008 acquisition of Carmichael.

We follow the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and test goodwill and intangible assets not subject to amortization for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of June 30 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of June 30, 2009 and 2008 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2006 to February 28, 2007, March 1, 2007 to February 28, 2008, March 1, 2008 to February 2009 and March 1,

The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

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

Professional and general liability claims (continued)

2009 to February 28, 2010 our self-insured retention level was $1,000 on individual malpractice claims.

Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs increase, we may accept a higher level of risk in self-insured retention levels.

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2009—$3,532; and

2008—$2,918.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2009—$ 1,962;

2008—$ 1,283; and

2007—$127.

The reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

We revise our reserve estimation process by obtaining independent actuarial calculations quarterly. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our hospitals are located, our loss estimates could decrease. Conversely, liberalization of the number and type of claims and damage awards permitted under any such law applicable to our operations could cause our loss estimates to increase.

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

2009—$3,670; and

2008—$2,317.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2009—$2,724; and

2008—$2,810.

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

Our deferred tax assets exceeded our deferred tax liabilities by $3,670 as of June 30, 2009, excluding the impact of valuation allowances. We generated federal taxable income in fiscal years 2009, 2008 and 2007. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2009, we would incur approximately $179 of additional tax payments for 2009 plus applicable penalties and interest.

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

	Years Ended June 30,
	2007	2008	2009
Net Revenues—Healthcare Facilities	$143,645	$151,372	$151,925
Net Revenues—Specialty Pharmacy	—	7,059	47,329

Total Net Revenues	143,645	158,431	199,254
Costs and expenses	139,231	153,026	193,575

Operating Profit	4,414	5,405	5,679
Interest Expense	(1,462)	(2,114)	(3,765)
Interest Income	69	72	50
Gain on sale of assets	—	—	180
Loss on early repayment of debt	—	(267)	—

Earnings from Continuing Operations Before Income Taxes	$3,021	$3,096	$2,144

Healthcare Facilities Segment:
Admissions	9,908	8,865	8,397

Equivalent Admissions	26,903	25,390	24,548

Surgeries	4,847	4,422	3,805

Revenue per Equivalent Admission	$5,339	$5,962	$6,189

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

Healthcare Facilities Segment

Net revenue for the year ended June 30, 2009 were $151,925 with a total of 24,548 equivalent admissions and revenues per equivalent admission of $6,189 compared to net revenues of $151,372, a total of 25,390 equivalent admissions and revenues per equivalent admission of $5,962 for the year ended June 30, 2008. The 0.4% increase in net revenues for the year ended June 30, 2009 was due primarily to increased self pay and commercial and other revenues, a 3.8% increase in net revenues per equivalent admission, which was partially offset by decreased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2009 included revenues of $343 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $1,259 for the fiscal year ended June 30, 2008. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 1.0% in the fiscal year ended June 30, 2009 and commercial revenues increased 1.7%. Net revenue for the fiscal year ended June 30, 2009 and 2008, included net revenues of $2,905 and $3,049 respectively, from state indigent care programs. Net outpatient service revenues increased $1,556, a 2.1% increase from last year to $75,676, and increased to 49.8% of net revenues from 48.9% last year.

Net revenue for the fiscal year ended June 30, 2008 were $151,372 with a total of 25,390 equivalent admissions and revenues per equivalent admission of $5,962 compared to net revenues of $143,645, a total of 26,903 equivalent admissions and revenues per equivalent admission of $5,339 for the fiscal year ended June 30, 2007. The 5.3% increase in net revenues for the fiscal year ended June 30, 2008 was due primarily to increased Medicare, self pay and commercial and other revenues, increases in fees charged for services at most facilities, a 11.7% increase in net revenues per equivalent admission, and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2008 included an increase of $992 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to a net revenue decrease of $45 for the fiscal year ended June 30, 2007. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 3.4% in the current fiscal year. Net revenue for the fiscal year ended June 30, 2008 and 2007, included net revenues of $3,049 and $3,481 respectively, from state indigent care programs. Net outpatient service revenues increased $5,886, an 8.6% increase from last year to $74,120 and increased to 48.9% of net revenues from 47.5% last year.

The recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues in the years ended June 30, 2009, 2008 and 2007, respectively. We added two net new doctors during the fiscal year ended June 30, 2009, nine net new doctors during the fiscal year ended June 30, 2008, and seven net new doctors during the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2009, SunLink expensed $844 on physician guarantees and recruiting expenses compared to $747 last year. We also have expended approximately $18,559 for capital expenditures to upgrade services and facilities since July 1, 2006. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the years ended June 30, 2009 and 2008, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

The following table sets forth the percentage of net patient revenues from various payors for the Healthcare Facilities segment for the periods indicated:

	Years Ended June 30,
	2007	2008	2009
Source
Medicare	39.8%	41.6%	40.6%
Medicaid	13.9%	14.1%	13.9%
Self pay	14.2%	14.0%	14.3%
Commercial Insurance & Other	32.1%	30.3%	31.2%

	100.0%	100.0%	100.0%

During the fiscal year ended June 30, 2009, we experienced an increase in Commercial Insurance and Other as a percentage of net revenues and an increase in Self-pay revenues. The changes were due primarily to increased patients without medical insurance and increased deductibles and co-insurance required for insured patients. Medicare net revenues decreased 3.2% in the fiscal year ended June 30, 2009 and decreased 1.0% as a percentage of total net revenues in fiscal year 2009 compared to fiscal year 2008.

Specialty Pharmacy Segment

On April, 22, 2008, SunLink acquired Carmichael. Net revenue for the fiscal year ended June 30, 2009 was $47,329. Net revenue for the fiscal year ended June 30, 2008 of $7,059 included only the post-acquisition period of April 23, 2008 through June 30, 2008.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $142,558, $141,731, and $134,665, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2007	2008	2009
Salaries, wages and benefits	49.1%	45.9%	45.5%
Provision for bad debts	13.6%	14.5%	14.6%
Supplies	10.8%	9.6%	9.6%
Purchased services	6.3%	6.5%	6.8%
Other operating expenses	12.1%	12.0%	12.2%
Rent and lease expense	1.9%	2.0%	1.8%
Depreciation and amortization expense	2.8%	3.1%	3.2%

Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2009 compared to the prior year due to decreased cost of defined contribution 401(k) plan matching expense and decreased health insurance claims in the year ended June 30, 2009 compared to the year ended June 30, 2008. Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2008 compared to the prior year due to a 10% increase in net revenues and as a result of our wages cost control strategy implemented in fiscal year 2008.

Provision for bad debts increased slightly as a percentage of net revenue in the year ended June 30, 2009 compared to the prior year due to fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. Self-pay revenues increased $208 or 1.0% in the current fiscal year. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2008 compared to the prior year due to increases in charges for services rendered that could not be collected, fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. The increase in self pay revenues also resulted in a higher provision for bad debts due to the lower collection percentages for self-pay revenues.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2009 compared to the prior year and in the year ended June 30, 2008 compared to the prior year due to higher expense for professional liability which includes the cost of insurance and higher actuarially-determined liability amounts. Expense for professional liability was $1,962, $1,283 and $127 for years ended June 30, 2009, 2008 and 2007, respectively.

Depreciation and amortization expense was $4,906, $4,752, and $3,973 for the years ended June 30, 2009, 2008 and, 2007, respectively. The increase in fiscal years 2009 and 2008 depreciation and amortization expense resulted from the $9,615 spent for new equipment for all hospitals and the renovation of one facility over the past two fiscal years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008, including depreciation and amortization, was $45,476 and $6,501 for the fiscal years ended June 30, 2009 and 2008, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2008	2009
Cost of goods sold	64.8%	67.1%
Salaries, wages and benefits	18.1%	14.6%
Provision for bad debts	1.2%	5.1%
Supplies	0.6%	0.4%
Purchased services	0.8%	2.4%
Other operating expenses	3.8%	2.8%
Rent and lease expense	0.5%	0.6%
Depreciation and amortization expense	4.1%	3.3%

The specialty pharmacy segment’s business is somewhat seasonal. One infusion therapy product for prevention of influenza has higher sales during the period October—April each year. This product has a higher cost than the average cost of the products sold by our specialty pharmacy operations. As a result, costs of goods sold increased as a percent of net revenue for the twelve months ended June 30, 2009 compared to the post-acquisition period of April 23, 2008 through June 30, 2008 as a result of the inclusion of a full year’s worth of sales of such product. Salaries, wages and benefits decreased as a percent of net revenue in fiscal 2009 as a result of changes in the operations implemented by management after the initial acquisition period. The provision for bad debts as a percent of net revenues increased during fiscal 2009 due to increases in actual customer accounts determined to be uncollectible during the year, which then resulted in increases of the estimated amount of uncollectible customer receivables at June 30, 2009. The increase in uncollectible percentage for specialty pharmacy receivables was based on the Company’s actual collection history by customer-type during the first full year of operations of Carmichael by the Company.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $5,451, $4,794 and $4,454 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The increase in the year ended June 30, 2009 was due to the additional overhead associated with our specialty pharmacy business which was acquired in April 2008.

Impairment of Construction in Process—Land Acquisition Costs

In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. We are currently in litigation with the owner and are pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. The outcome of the litigation is uncertain. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land.

Operating Profit

Operating profit was $5,679, $5,405, and $4,414 for the years ended June 30, 2009, 2008 and, 2007, respectively. The increase in operating profit in the year ended June 30, 2009 compared to the prior year was due to 12 months of operations for the specialty pharmacy segment being recorded during the current year as compared to approximately two and a quarter months for the prior year. The increase in operating profit in the year ended June 30, 2008 compared to the prior year was due to settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of a lease guarantee obligation recorded during the HealthMont acquisition for a facility the Company did not occupy.

Interest expense was $3,765, $2,114, and $1,462 for the years ended June 30, 2009, 2008 and, 2007, respectively. The increase in fiscal years 2009 and 2008 interest expense resulted from higher outstanding debt amounts during fiscal year 2009. In April 2008, we entered into a new $47,000 seven-year senior secured credit facility agreement. As of June 30, 2009, our outstanding balance on our new credit agreement was $35,436. As of June 30, 2008, our outstanding balance on our credit agreement was $38,754.

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

We recorded income tax expense of $1,077 ($840 federal and $237 state tax expense) for the year ended June 30, 2009 compared to income tax expense of $1,087 ($1,053 federal and $34 state tax expense) for the year ended June 30, 2008 and income tax expense of $1,444 ($1,272 federal and $172 state tax expense) for the year ended June 30, 2007. The $927 federal tax expense for the year ended June 30, 2009 included a $1,428 deferred tax benefit. The $1,053 federal tax expense for the year ended June 30, 2008 included an $848 deferred tax benefit. The $1,272 federal tax expense for the year ended June 30, 2007 included a $185 deferred tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,300 at June 30, 2009. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,724 of our $6,394 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes) as it is our assessment based upon the criteria identified in SFAS No. 109 that it is currently more likely than not that only $3,670 of the gross deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

Earnings from continuing operations were $1,067 ($0.13 per fully diluted share) for the year ended June 30, 2009 compared to earnings from continuing operations of $2,009 ($0.26 per fully diluted share) for the year ended June 30, 2008 and $1,577 ($0.20 per fully diluted share) for the year ended June 30, 2007. Earnings from continuing operations in fiscal 2009 decreased from fiscal 2008 due to increases in interest expense and depreciation and amortization expense. Earnings from continuing operations in fiscal 2008 decreased from fiscal 2007 due to increased operating profit which resulted from settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of the lease guarantee obligation recorded during the Healthmont acquisition. Earnings from continuing operations in fiscal 2007 decreased from fiscal 2006 due to decreased operating profit which resulted from higher provision for bad debts and depreciation and amortization expense and a higher effective income tax rate in fiscal year 2007.

Loss from discontinued operations of $155 for the year ended June 30, 2009 primarily resulted from $77 of losses after tax benefit attributable to our former Mountainside operations, $135 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses, $33 of losses after tax benefit resulting from domestic pension items offset by earnings from discontinued operations after tax expense of $90 due to the reversal of a loss reserve recorded for the former industrial segment. Loss from discontinued operations of $393 for the year ended June 30, 2008 resulted from $149 of losses after tax benefit from Mountainside and $210 of losses after tax benefit from KRUG UK, primarily due to legal expenses, and $34 of after tax benefit losses resulting from domestic pension items. Loss from discontinued operations for the year ended June 30, 2007 of $181 resulted from $103 of losses after tax benefit attributable to our former Mountainside operations and $46 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses, and $32 of after tax benefit losses resulting from domestic pension items.

Net earnings for the year ended June 30, 2009 were $912 ($0.11 per fully diluted share) compared to net earnings of $1,616 ($0.21 per fully diluted share) for the year ended June 30, 2008 and $1,396 ($0.18 per fully diluted share) for the year ended June 30, 2007.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2009, 2008 and 2007, respectively, is shown below.

	Years ended June 30,
	2007	2008	2009
Healthcare Facilities Adjusted EBITDA	$12,865	$14,921	$14,631
Specialty Pharmacy Adjusted EBITDA	—	821	3,394
Corporate overhead costs	(4,051)	(4,451)	(5,017)
Taxes and net interest expense	(2,837)	(2,950)	(4,668)
Other non-cash expenses and net changes in operating assets and liabilities	(1,228)	(6,661)	(3,910)

Net cash provided by operations	$4,749	$1,680	$4,430

Liquidity and Capital Resources

We generated $4,430 of cash from operations during the year ended June 30, 2009 compared to $1,680 from operations during the comparable period of the prior year. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation partially offset by decreased third party payor settlements, increased prepaid and other current assets, cash used in discontinued operations and income taxes paid.

We generated $1,680 of cash from operations during the year ended June 30, 2008 compared to $4,759 from operations during the year ended June 30, 2007. Cash was generated from net earnings, non-cash expenses of depreciation and amortization and stock-based compensation and decreased net patient receivables offset by decreased accounts payable and accrued expenses, increased prepaid and other current assets, cash used in discontinued operations and income taxes paid.

SunLink expended $1,571, $8,337 and $9,037 for capital expenditures at our hospitals (included in continuing operations) during the years ended June 30, 2009, 2008 and 2007, respectively. These capital expenditures were primarily for new and replacement equipment and projects at our Dahlonega facility. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. We are currently in litigation with the owner pursuing a claim for damages based upon the owner’s failure to close the sale as agreed. The outcome of the litigation is uncertain. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land.

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Facility. A loss on early repayment of debt of approximately $267 was recorded in April 2008 as a result of writing off remaining unamortized prepaid debt cost of the 2004 Credit Facility.

A new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) was entered into on April 23, 2008 and is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at 6/30/09) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at 6/30/09) (the “Term Loan”). The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $47,000 on the closing date. At closing, the entire $35,000 Term Loan and $5,500 of the Revolving Loan were drawn. The Company used the initial proceeds of the 2008 Credit Facility in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Facility, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the 2008 Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the 2008 Credit Facility. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of $42,234 at June 30, 2009, of which $32,587 was outstanding under the Term Loan and $3,400 was outstanding on a Revolving Loan and $41,542 at September 28, 2009 of which $32,148 was outstanding under the Term Loan and $3,300 was outstanding on a Revolving Loan. The current remaining availability under the revolving loan of approximately $6,248 at June 30, 2009 and $6,094 at September 28, 2009, respectively, could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at June 30, 2009 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2009.

Payments Due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt
1 year	$1,808	$300	$2,713	$660	$2,496	$223
2 years	1,797	300	1,347	281	2,345	200
3 years	1,754	300	663	—	2,206	176
4 years	1,750	300	379	—	2,069	152
5 years	1,750	300	253	—	1,932	128
More than 5 years	23,836	1,350	1,180	—	1,863	104

	$32,695	$2,850	$6,535	$941	$12,912	$983

At June 30, 2009 SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or he/she would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2009 is a liability of $429 for physician guarantees. SunLink expensed $844, $747, and $1,098, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

At June 30, 2009, we had outstanding long-term debt of $32,695 of which $32,587 was incurred in connection with the SunLink Credit Facility and $108 was related to capital leases. At June 30, 2008, we had outstanding long-term debt of $34,962 of which $34,854 was incurred in connection with the SunLink Credit Facility and $108 was related to capital leases.

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

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the UK High Court in February 2005.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation but no settlement was reached and the court case is continuing. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink has denied any liability to KRUG UK other than to it in KRUG UK’s status as a preferred stockholder and for the balance on a promissory note, which unpaid balance on such promissory note was paid by SunLink at maturity in August 2008. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2009, included a reserve for a portion of the Beldray Guarantee which would include certain amounts sought pursuant to the application of the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $241 in the fiscal year ended June 30, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

Sarbanes-Oxley Section 404

We have completed the planning, documentation and testing phase of our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) in order to permit our management to report on, as of June 30, 2009, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Controls and Procedures” at Item 9A(T) of this Annual Report for our assessment. We are in the second year of compliance with Sarbanes-Oxley and are establishing the process to update our documentation and perform retesting on internal controls for the Healthcare Facilities. We are also working on establishing a Sarbanes-Oxley program at Carmichael.

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

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

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

The Company adopted the provisions of FIN 48 on July 1, 2008. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $66 which was accounted for as the creation of a deferred tax asset as of July 1, 2008. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2009	$66

During the year ending June 30, 2010, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

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

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount remained unchanged during the fiscal year ended June 30, 2008. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense.

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $4 during the fiscal year ended June 30, 2008 to $10.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.

Effective July 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

Adoption of SFAS 157 for non-financial assets and liabilities was required on July 1, 2009. The Company is currently evaluating the effect of the adoption of the provisions of Statement 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”, which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted June 30, 2009. This adoption did not have an impact on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1—quoted prices in active markets for identical assets or liabilities;

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company did not have any financial instruments that were required to be disclosed under SFAS 157 at June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”. In general, SFAS 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS 141(R) generally requires all the assets and liabilities of acquired entities to be recorded at fair value and changes the recognition and measurement of related aspects of business combinations. SFAS 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS 141R requirements for any future business combination transactions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited. The Company is currently evaluating the effect the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS No. 161 in the third quarter of fiscal year 2009. This adoption did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The Company adopted FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated statements

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4 (“FSP 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 141(R)-1 (“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends and clarifies SFAS No.141 (revised 2007), “Business Combinations”, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events”. This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. We adopted SFAS 165 in the fourth quarter of fiscal year 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows. We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, September 28, 2009.

In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. In general, SFAS 166 amends SFAS No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to address accounting practices that have developed since the issuance of SFAS 140 that are not consistent with the original intent and key requirements of the Statement and address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statement of the transferors. SFAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R)”. In general, SFAS 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our financial condition, results of operations or cash flows.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $585, $1,154, and $624 to these law firms in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the SunLink Credit Facility completed in April 2008. Borrowings of $3,400 at June 30, 2009 were outstanding under the SunLink Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $34 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and bad debt reserve at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables—net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of June 30, 2009, due to a failure of internal controls at our Carmichael’s subsidiary. This material weakness caused us to amend our Form 10-Qs for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively.

Disclosure Controls and Procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in the internal control over financial reporting at our Carmichael subsidiary described above, our disclosure controls and procedures were not effective as of the end of the period covered by this report on Form 10-K.

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

As previously disclosed, on September 17, 2008, we announced that the financial statements of Carmichael for the periods June 1, 2006 through December 31, 2006, January 1, 2007 through December 31, 2007, and January 1, 2008 through April 22, 2008, should not be relied upon and that we expected the audited financial statements of Carmichael would be restated to adjust the pre-acquisition periods previously reported in our Current Report on Form 8-K filed on July 9, 2008. Such financial statements were restated and were included in our Current Report on Form 8-K/A filed on May 22, 2009.

We reached our conclusion with respect to such pre-acquisition periods based on information reviewed by SunLink’s Management, SunLink’s Audit Committee and SunLink’s independent registered public accounting firm that the Carmichael pre-acquisition financial statements contained errors that include the amount of customer receivables and which related to pre-acquisition collections, bad debts policies and Carmichael collection activities.

As previously discussed, on August 28, 2009, we announced that the unaudited financial statements contained in our quarterly reports on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, should not be relied upon and that we expected such financial statements to be restated due to the impact of post-acquisition non-cash accounting errors at Carmichael. We filed amendments to our Form 10-Qs for such periods on September 25, 2009. In connection with these restatements, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting at Carmichael described above, SunLink had a corresponding weakness in our disclosure controls and procedures such that our internal controls and procedures were not effective as of the end of the period covered by this report on Form 10-K.

We reached our conclusion with respect to such post-acquisition periods based on information reviewed by SunLink’s management, SunLink’s Audit Committee, the Investigation Accountant we retained, and SunLink’s independent registered public accounting firm that the Carmichael post-acquisition financial statements contained errors that include accounting for accounts receivable, contractual allowances, revenues and provision for bad debts.

Remediation of Material Weakness in Internal Control—We have performed an extensive review of the matters impacted by the material weakness described above in an effort to ensure that this restatement reflects all necessary adjustments. We believe that this review, the investigation and analysis of the errors described above, and the changes in the related accounting processes which are being or have been implemented as a result of this restatement will remediate the material weakness and are designed so that we may conclude that the internal control over financial reporting at our Carmichael subsidiary are effective and accordingly that no material weakness in our consolidated controls and procedures will remain as a result thereof. However, as of the date of the filing of this report, not all of the remedial actions have been implemented. Accordingly, until all of our remedial actions with respect to Carmichael have been completed and tested, material weakness in our internal controls may exist.

Changes in Internal Controls over Financial Reporting—There were no changes to our internal control over financial reporting during the year ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58) (A) of the Securities Exchange Act of 1934. The members of our Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121 (A) of the NYSE Amex stock exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and NYSE Amex stock exchange Rules.

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 9, 2009, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 9, 2009, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 9, 2009, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 9, 2009, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 9, 2009, and is incorporated herein by this reference.

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

(a) (3) See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit is identified below by an asterisk.

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

2.1

Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed April 14, 2004). (Commission File No. 04731963)

3.1

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1

Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 10, 2004). (Commission File No. 04582922)

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996). (Commission File No. 96589499)

10.2

Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3

Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.4

Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.5

Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.6*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.7*

2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.8

Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated August 30, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed October 15, 2001). (Commission File No. 1762740)

10.9

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated August 30, 2001, dated October 3, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed October 19, 2001). (Commission File No. 1762740)

10.10*

Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K filed May 19, 2008). (Commission File No. 08844901)

10.11*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.12*

Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.13

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.14	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 8, 2005). (Commission File No. 051251137)

10.15	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.16

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.17		2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.18

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.19

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC (incorporated by reference from Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended June 30, 2007). (Commission File No. 017732454)

10.20	*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.21

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2008). (Commission File No. 081091964)

10.22	*

Amended and Restated Employment Agreement, dated August 29, 2008, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Report on Form 10-K for the year ended June 30, 2008). (Commission File No. 017732454)

10.23		Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.24		Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2009.

SUNLINK HEALTH SYSTEMS, INC.

By:	/S/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/S/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2009

/S/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 28, 2009

/S/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 28, 2009

/S/ KAREN B. BRENNER Karen B. Brenner	Director	September 28, 2009

/S/ GENE E. BURLESON Gene E. Burleson	Director	September 28, 2009

/S/ C. MICHAEL FORD C. Michael Ford	Director	September 28, 2009

/S/ MICHAEL HALL Michael Hall	Director	September 28, 2009

/S/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 28, 2009

/S/ HOWARD E. TURNER Howard E. Turner	Director	September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and for each of the years in the three-year period ended June 30, 2009 and have issued our report thereon dated September 28, 2009; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2009. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 28, 2009

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2009	$14,138	$24,533	$0	$23,710	$14,961
Year Ended June 30, 2008	$10,197	$22,001	$1,986	$20,046	$14,138
Year Ended June 30, 2007	$8,931	$19,580	$0	$18,314	$10,197

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2009	$2,810	$(1,428)	$0	$1,342	$2,724
Year Ended June 30, 2008	$2,898	$(848)	$0	$760	$2,810
Year Ended June 30, 2007	$2,958	$(185)	$0	$125	$2,898

INDEX TO EXHIBITS

2.1

Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed April 14, 2004). (Commission File No. 04731963)

3.1

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1

Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 10, 2004). (Commission File No. 04582922)

10.1*	1995 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended March 31, 1996). (Commission File No. 96589499)

10.2

Rent Review Memorandum between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3

Counterpart/Reversionary Lease between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.4

Pre-emption Agreement between Rootmead Limited, Beldray Limited and KRUG International (UK) Limited dated August 30, 2000 (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.5

Lease between Barton Industrial Park Limited, Beldray Limited and Butterfield-Harvey Limited dated June 8, 1979 (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.6*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.7*

2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.8

Agreement relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed October 15, 2001). (Commission File No. 1762740)

10.9

Variation relating to the sale and purchase of the whole of the issued share capital of Beldray Limited dated 30 August, 2001, dated 3 October, 2001, between Bradley International Holdings Limited and Marshall Cooper and John Clegg (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed October 19, 2001). (Commission File No. 1762740)

10.10*

Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K filed May 19, 2008). (Commission File No. 08844901)

10.11*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.12*

Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.13

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement” (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.14*

Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 8, 2005). (Commission File No. 051251137)

10.15*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.16

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.17	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.18

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.19

Form of Limited Consent Agreement, dated May 3, 2007, between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital, LLC, Clanton Hospital, LLC, Southern Healthcare Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, Inc., Southern Health Corporation of Houston, Inc., HealthMont, Inc., HealthMont of Georgia, Inc., HealthMont of Missouri, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., Optima Healthcare Corporation, and KRUG Properties, Inc., and Residential Funding Corporation, LLC. (incorporated by reference from Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended June 30, 2007). (Commission File No. 071132454)

10.20*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated for the year ended June 30, 2007). (Commission File No. 071132454)

10.21

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2008). (Commission File No. 081091964)

10.22*

Amended and Restated Employment Agreement, dated August 29, 2008, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Report on Form 10-K for the year ended June 30, 2008). (Commission File No. 081091964)

10.23	Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.24	Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

21.1	List of Subsidiaries.

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 28, 2009

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND 2008

(All amounts in thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,364	$1,716
Receivables—net	21,116	20,052
Inventory	4,745	4,711
Income tax receivable	87	—
Deferred income tax asset	5,446	5,449
Prepaid expense and other	3,265	3,244

Total current assets	37,023	35,172

PROPERTY, PLANT AND EQUIPMENT—At cost
Land	2,229	2,256
Buildings and improvements	32,987	32,322
Equipment and fixtures	36,341	36,627

	71,557	71,205
Less accumulated depreciation	25,435	19,985

Property, plant and equipment—net	46,122	51,220

NONCURRENT ASSETS:
Intangible assets—net	12,587	13,427
Goodwill	9,453	9,453
Pension asset	22	136
Other noncurrent assets	2,176	2,216

Total noncurrent assets	24,238	25,232

TOTAL ASSETS	$107,383	$111,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,131	$8,691
Revolving advances	3,400	3,900
Third-party payor settlements	—	1,664
Current maturities of long-term debt	1,808	1,844
Current maturities of subordinated long-term debt	300	150
Accrued payroll and related taxes	4,749	6,012
Income taxes	1,664	555
Current liabilities of Mountainside Medical Center	594	600
Accrued employee medical claims	699	643
Other accrued expenses	3,055	3,010

Total current liabilities	25,400	27,069

LONG-TERM LIABILITIES:
Long-term debt	30,887	33,118
Subordinated long-term debt	2,550	2,850
Noncurrent deferred income tax liabilities	1,776	3,132
Noncurrent liability for professional liability risks	3,072	2,506
Other noncurrent liabilities	1,306	2,090

Total long-term liabilities	39,591	43,696

COMMITMENTS AND CONTINGENCIES
Minority interest	615	615

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 8,050 shares at June 30, 2009 and 7,932 shares at June 30, 2008	4,025	3,966
Additional paid-in capital	11,626	11,310
Retained earnings	26,463	25,551
Accumulated other comprehensive loss	(337)	(583)

Total shareholders’ equity	41,777	40,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,383	$111,624

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Net revenues	$199,254	$158,431	$143,645
Costs and expenses:
Cost of goods sold	31,766	4,571	—
Salaries, wages and benefits	78,813	73,852	70,475
Provision for bad debts	24,533	22,013	19,580
Supplies	14,744	14,615	15,479
Purchased services	11,548	9,961	9,081
Other operating expenses	21,616	19,872	17,424
Rents and leases expense	3,226	2,630	2,792
Impairment of construction in progress	433	—	—
Depreciation and amortization	6,896	5,512	4,400

	193,575	153,026	139,231

Operating profit	5,679	5,405	4,414
Other income (expense):
Interest expense	(3,765)	(2,114)	(1,462)
Interest income	50	72	69
Gain on sale of assets	180	—	—
Loss on early repayment of debt	—	(267)	—

Earnings from continuing operations before income taxes	2,144	3,096	3,021
Income tax expense	1,077	1,087	1,444

Earnings from continuing operations	1,067	2,009	1,577
Loss from discontinued operations, net of income taxes	(155)	(393)	(181)

Net earnings	$912	$1,616	$1,396

Earnings per share:
Continuing operations:
Basic	$0.13	$0.26	$0.21

Diluted	$0.13	$0.26	$0.20

Discontinued operations:
Basic	$(0.02)	$(0.05)	$(0.02)

Diluted	$(0.02)	$(0.05)	$(0.02)

Net earnings:
Basic	$0.11	$0.21	$0.19

Diluted	$0.11	$0.21	$0.18

Weighted-average common shares outstanding:
Basic	7,975	7,605	7,397

Diluted	8,019	7,855	7,810

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JULY 1, 2006	7,315	$3,658	$8,393	$22,545	$(244)	$34,352
Net earnings	—	—	—	1,396	—	1,396
Foreign currency translation adjustment	—	—	—	—	(95)	(95)
Minimum pension liability adjustment, net of tax of $143					(237)	(237)

Total comprehensive income						1,064
Share-based compensation	—	—	353	—	—	353
Common shares issued	195	97	158	—	—	255

JUNE 30, 2007	7,510	3,755	8,904	23,941	(576)	36,024
Net earnings	—	—	—	1,616	—	1,616
Cumulative effect of FIN 48 implementation				(6)	—	(6)
Foreign currency translation adjustment	—	—	—	—	12	12
Minimum pension liability adjustment, net of tax of $12					(19)	(19)

Total comprehensive income						1,603
Share-based compensation	—	—	477	—	—	477
Common shares issued	422	211	1,929	—	—	2,140

JUNE 30, 2008	7,932	3,966	11,310	25,551	(583)	40,244
Net earnings	—	—	—	912	—	912
Foreign currency translation adjustment	—	—	—	—	281	281
Minimum pension liability adjustment, net of tax of $21					(35)	(35)

Total comprehensive income						1,158
Share-based compensation	—	—	190	—	—	190
Common shares issued	118	59	126	—	—	185

JUNE 30, 2009	8,050	$4,025	$11,626	$26,463	$(337)	$41,777

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(All amounts in thousands)

	Years Ended
	June 30, 2009	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$912	$1,616	$1,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,896	5,512	4,400
Stock-based compensation	190	477	362
Impairment of construction in process	433	—	—
Gain on sale of asset	(180)	—	—
Non-cash loss on early repayment of debt	—	267	—
Change in assets and liabilities:
Receivables	(1,064)	(464)	1,958
Inventory	(34)	(17)	(249)
Prepaid expenses and other assets	51	307	(498)
Accounts payable and accrued expenses	(94)	(2,899)	(1,267)
Income taxes	1,110	(472)	(178)
Deferred income taxes	(1,353)	(572)	(379)
Third-party payor settlements	(1,784)	(2,004)	148
Net cash used in discontinued operations	(653)	(71)	(944)

Net cash provided by operating activities	4,430	1,680	4,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, less cash acquired	—	(18,811)	—
Expenditures for property, plant, and equipment	(1,571)	(8,337)	(9,037)
Proceeds from sale of plant, property and equipment	522	—	—
Proceeds from sale of minority interest	—	615	—

Net cash used in investing activities	(1,049)	(26,533)	(9,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	185	139	246
New long-term debt	—	35,000	—
Payment of long-term debt—continuing operations	(2,418)	(8,584)	(928)
Revolving advances, net	(500)	(800)	4,700

Net cash provided by (used in) financing activities	(2,733)	25,755	4,018
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	648	902	(270)
CASH AND CASH EQUIVALENTS:
Beginning of year	1,716	814	1,084

End of year	$2,364	$1,716	$814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,358	$904	$1,725

Interest, net of amounts capitalized	$3,395	$1,978	$1,423

Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$133	$—	$72

Subordinated debt issued for acquisition	$—	$3,000	$—

Common shares issued for acquisition	$—	$2,000	$—

Property, plant and equipment acquired but not yet paid	$—	$—	$1,382

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

Business Operations

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of

–	Our seven community hospitals which have a total of 402 licensed beds;

–	Our three nursing homes, each of which is located in adjacent to a corresponding SunLink community hospital which have a total of 261 licensed beds; and

–	Our one home health agency which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy operations since April 2008. Our specialty pharmacy segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) a subsidiary of our SunLink ScriptsRx, LLC subsidiary and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including but not limited to hospitals, nursing homes and home health agencies. During the year ended June 30, 2009, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities, which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition.

Our hospital facilities operations efforts are focused on internal growth, with our primary operational strategy being to improve the profitability of our hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls.

Our acquisition strategy for our specialty pharmacy business is to acquire such business in rural or exurban markets where the acquisition is complementary to our existing specialty pharmacy services or where the scale of the acquisition is sufficient to provide a foundation to grow specialty pharmacy in that market.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2009, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $7,168, $5,699, and $5,062, of charity care in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Although SunLink’s three Georgia facilities generated approximately 44%, 50% and 48% of gross revenues for the years ended June 30, 2009, 2008 and 2007, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s healthcare facilities segment, Medicare net revenues were approximately 41%, 42%, and 40% of net revenues for the years ended June 30, 2009, 2008, and 2007, respectively. For SunLink’s healthcare facilities segment, Medicaid was approximately 14%, 14%, and 14% of net revenues for the years ended June 30, 2009, 2008, and 2007, respectively. For SunLink’s healthcare facilities segment, Medicare receivables were approximately 34% of receivable—net at June 30, 2009 while Medicaid receivables were approximately 21% of receivable—net at the same date.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the Federally insured limits from time to time.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Doubtful Accounts—Substantially all of SunLink’s receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. For its Healthcare Facilities, the Company calculates an allowance percentage based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within 120 days after the date of discharge of the patient or service to the patient or customer. For its Pharmacy Operations, the Company calculates an allowance percentage based on past credit history with customers and their current financial condition. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed uncollectible.

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $5,977, $5,202, and $4,279, for the years ended June 30, 2009, 2008 and 2007, respectively.

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

When, in management’s judgment, claims are sufficiently identified, a liability is accrued for estimated costs and losses under such claims, net of estimated insurance recoveries except where applicable laws, rules or regulations require us to report the gross estimate of potential or estimated losses.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined amounts.

The Company self-insures for workers’ compensation risk. The estimated liability for workers’ compensation risk includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. Since October 1, 2006, the Company is self-insured for employee health risks. The estimated liability for employee health risk includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $190, $477 and $353 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company in accordance with SFAS No. 123(R). The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period—six years.

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 1995 Incentive Stock Option Plan, 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan and the 2005 Equity Incentive Plan. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

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

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 at the beginning of the fiscal year ending June 30, 2008. There was no effect on the consolidated statement of earnings from the adoption of this statement.

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

The Company adopted the provisions of FIN 48 on July 1, 2008. It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $66 which was accounted for as the creation of a deferred tax asset as of July 1, 2008. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2009	$66

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ending June 30, 2010, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

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

At July 1, 2007, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $58. This amount remained unchanged during the fiscal year ended June 30, 2008. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense.

We classify interest on tax deficiencies as tax expense and also classify income tax penalties as tax expense. At July 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $6 and we had recorded no related accrued penalties. The amount of accrued interest increased by $4 during the fiscal year ended June 30, 2008 to $10.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.

Effective July 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

Adoption of SFAS 157 for non-financial assets and liabilities was required on July 1, 2009. The Company is currently evaluating the effect of the adoption of the provisions of Statement 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis on the Company’s consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”, which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted June 30, 2009. This adoption did not have an impact on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1—quoted prices in active markets for identical assets or liabilities;

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company did not have any financial instruments that were required to be disclosed under SFAS 157 at June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”. In general, SFAS 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS 141(R) generally requires all the assets and liabilities of acquired entities to be recorded at fair value and changes the recognition and measurement of related aspects of business combinations. SFAS 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will comply with the new SFAS 141R requirements for any future business combination transactions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited. The Company is currently evaluating the effect the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS 161 in the third quarter of fiscal year 2009. This adoption did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The Company adopted FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the effect of FSP 142-3 on its consolidated statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FSP FAS 133-1 and FIN 45-4 (“FSP 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities”. This FSP is effective for fiscal years and interim periods ending after November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 141(R)-1 (“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends and clarifies SFAS No.141 (revised 2007), “Business Combinations”, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events”. This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. We adopted SFAS 165 in the fourth quarter of fiscal year 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows. We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, September 28, 2009.

In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. In general, SFAS 166 amends SFAS No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to address accounting practices that have developed since the issuance of SFAS 140 that are not consistent with the original intent and key requirements of the Statement and address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statement of the transferors. SFAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R)”. In general, SFAS 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our financial condition, results of operations or cash flows.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Housewares Segment—SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Guarantee. In January 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the UK High Court in February 2005.

On August 6, 2007, the liquidator of KRUG UK made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. On December 4, 2007, the case went to mediation and the mediation was adjourned pending the liquidator’s investigations into the circumstances surrounding items raised by both parties. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. SunLink has denied any liability to KRUG UK other than to it in Krug UK’s status as a preferred stockholder and for the balance on a promissory note which unpaid balance on such note was paid by SunLink at maturity in August 2008. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims. See the “Legal Proceedings” subsection in Note 12 “Commitments and Contingencies” which follows for additional disclosure of the application.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2009, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $241 in the fiscal year ended June 30, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Mountainside Medical Center—On June 1, 2004, SunLink completed the sale of its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. Under the terms of the agreement, SunLink sold the operations of Mountainside, which included substantially all the property, plant and equipment and the supplies inventory. SunLink retained Mountainside’s working capital except for supplies inventory. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the fiscal year ended June 30, 2009 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure of the claims.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2009, 2008 and 2007.

Industrial Segment—In fiscal 1989, SunLink discontinued the operations of its industrial segment and subsequently disposed of substantially all related net assets. However, potential obligations remained relating to product liability claims for products sold prior to disposal. In the fiscal year ended June 30, 2009, the loss reserve of $161 for such claims was reversed by SunLink as it was determined no loss reserve was needed.

Discontinued Operations Reserves—Over the past 20 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2009	2008	2007
Beginning balance	$1,326	$1,396	$1,301
Usage	(443)	(181)	(17)
Exchange differences	(240)	111	112

	$643	$1,326	$1,396

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2009	2008	2007
Loss from discontinued operations:
Housewares Segment:
Loss from operations	$(241)	$(306)	$(76)
Income tax benefit	(106)	(96)	(30)

Loss from Housewares Segment after taxes	(135)	(210)	(46)

Mountainside Medical
Loss from operations	(139)	(216)	(171)
Income tax benefit	(62)	(67)	(68)

Loss from Mountainside Medical Center after taxes	(77)	(149)	(103)

Life sciences and engineering segment:
Loss from operations	(58)	(49)	(53)
Income tax benefit	(25)	(15)	(21)

Loss from life sciences and engineering segment after income taxes	(33)	(34)	(32)

Industrial segment:
Earnings from operations	161	—	—
Income tax expense	(71)	—	—

Earnings from industrial segment after income taxes	90	—	—

Loss from discontinued operations	$(155)	$(393)	$(181)

5.	NET REVENUES AND RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for receivables is as follows:

	June 30,
	2009	2008
Patient accounts receivable (net of contractual allowances)	$36,077	$34,190
Less allowance for doubtful accounts	(14,961)	(14,138)

Patient accounts receivable (net of allowances)	$21,116	$20,052

Net revenues included $343, $1,259, and $266, for the years ended June 30, 2009, 2008 and 2007, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

6.	INVENTORY

Consisted of the following:

	June 30,
	2009	2008
Healthcare Facilities Segment Supplies Inventory	$2,672	$2,865
Specialty Pharmacy Segment Goods Held For Sale	2,073	1,846

	$4,745	$4,711

7.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its Healthmont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to three Healthcare Facilities Segment clinic purchases.

Intangible assets consist of the following, net of amortization:

	June 30,
	2009	2008
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	512	443

	1,142	1,073
Accumulated Amortization	(547)	(367)

	595	706

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769
Noncompetition Agreements	290	290

	12,859	12,859
Accumulated Amortization	(867)	(138)

	11,992	12,721

Total	$12,587	$13,427

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trade name intangible asset under the specialty pharmacy segment is a non-amortizing intangible asset.

Amortization expense was $919, $310, and $121, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Goodwill consists of the following:

	June 30,
	2009	2008
Healthcare Facilities Segment	$2,944	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,453	$9,453

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2010	$812
2011	638
2012	625
2013	612
2014	612
2015 and thereafter	3,888

Total	$7,187

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2009	2008
Term loan	$32,587	$34,854
Capital lease obligations	108	108

Total	32,695	34,962
Less current maturities	(1,808)	(1,844)

	$30,887	$33,118

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

On April 23, 2008, SunLink repaid all outstanding balances and terminated the 2004 Credit Facility with a portion of the proceeds of a new $47,000 seven-year senior secured credit facility. The Company did not incur any early termination penalties in connection with the termination of the 2004 Credit Facility. A loss on early repayment of debt of approximately $267 was recorded in April 2008 as a result of writing off remaining unamortized prepaid debt cost of the 2004 Credit Facility.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at June 30, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at June 30, 2009) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $42,234 at June 30, 2009. At closing, the entire $35,000 Term Loan and $5,500 of the Revolving Loan were drawn. The Company used the initial proceeds of the 2008 Credit Facility in the amount of $40,500 to repay outstanding debt, including its 2004 Credit facility, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. The fees will be amortized over seven years at approximately $367 a year and are recorded in other assets and other non-current assets. Amortization expense and accumulated amortization was approximately $317 and $378, respectively, for the fiscal year ended June 30, 2009 and $61 and $61 for the fiscal year ended June 30, 2008, respectively. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Annual required payments of debt for the next five years and thereafter are as follows:

2010	$1,808
2011	1,797
2012	1,754
2013	1,750
2014	1,750
2015 and thereafter	23,836

Total	$32,695

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2009.

2010	$2,499
2011	2,356
2012	2,214
2013	2,069
2014	1,932
2015 and thereafter	1,864

Total	$12,932

9.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2009	2008
Carmichael	$2,850	$3,000
Less current maturities	(300)	(150)

	$2,550	$2,850

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carmichael Loan—On April 22, 2008, SunLink Scripts Rx, LLC (formerly know as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of principal and accrued interest. The note is subordinate to the 2008 Credit Facility.

Annual required payments of debt for the next five years and thereafter are as follows:

2010	$300
2011	300
2012	300
2013	300
2014	300
2015 and thereafter	1,350

Total	$2,850

The contractual commitments for interest on the subordinated long-term debt are shown in the following table.

2010	$223
2011	200
2012	176
2013	152
2014	128
2015 and thereafter	104

Total	$983

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this plan. Options outstanding under this Plan were 275,999, 781,605 and 241,906 at June 30, 2009, 2008 and 2007, respectively.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 at June 30, 2009, 2008 and 2007, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 299,734 shares under this plan have been exercised. Options outstanding under this Plan were 77,300, 322,875, and 413,625 at June 30, 2009, 2008 and 2007, respectively.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted are determined by the Board of Directors but may not exceed 10 years. Options for 246,000 shares have been exercised and options for 4,000 shares were outstanding at June 30, 2009, 2008 and 2007, respectively.

The activity of Company’s shares options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2007	957,850	$4.31	$1.50—$8.95
Granted	55,000	6.79	6.55—7.15
Exercised	(213,234)	1.75	1.50—6.57
Forfeited	(57,585)	8.93	2.80—9.63

Options outstanding June 30, 2007	742,031	4.82	1.50—10.24
Granted	563,999	7.30	5.86—8.00
Exercised	(86,500)	1.61	1.50—3.00
Forfeited	(28,550)	7.49	3.82—9.63

Options outstanding June 30, 2008	1,190,980	6.20	1.50—10.24
Granted	28,000	2.51	2.51
Exercised	(118,450)	1.56	1.05—3.00
Forfeited	(660,731)	7.74	1.50—10.24

Options outstanding June 30, 2009	439,799	$4.89	$1.50—$10.24

Options exercisable, June 30, 2007	569,227	$3.67	$1.50—$10.24

Options exercisable, June 30, 2008	663,071	$4.95	$1.50—$10.24

Options exercisable, June 30, 2009	353,799	$4.90	$1.50—$10.24

The weighted-average fair value of each option granted during the years ended June 30, 2009, 2008, and 2007 was $2.51, $1.86, and $2.14, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2009, 2008 and 2007, respectively: estimated volatility of 57%, 33%, and 28%; risk-free interest rate of 2.75%, 3.9%, and 4.7%; dividend yield of 0% for all years; and an expected life of 6 years, 5.2 years, and 4.5 years. The historical volatility is used to calculate the estimated volatility. The expected lives of the stock option grants were determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2009 and 2008, the Company recognized $190 and $477, respectively, of compensation expense for share options issued. As of June 30, 2009, there was $134 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.98 years. See Note 2—“Summary of Significant Accounting Policies” for further discussion of SFAS No. 123 (R).

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information with respect to stock options outstanding and exercisable at June 30, 2009 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.50	60,300	1.30	60,300
$ 2.50	18,750	1.98	18,750
$ 2.51	26,000	9.23	—
$ 2.65	12,000	1.69	12,000
$ 2.90	37,500	4.45	37,500
$ 2.91	16,500	1.33	16,500
$ 3.00	8,000	1.17	8,000
$ 4.00	5,000	1.59	5,000
$ 5.48	5,750	0.98	5,750
$ 5.86	150,000	5.81	90,000
$ 6.55	33,000	7.88	33,000
$ 8.00	33,999	8.24	33,999
$ 9.63	33,000	6.37	33,000

	439,799	5.02	353,799

The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 were $72, $277, and $976, respectively. As of June 30, 2009, the aggregate intrinsic value of options outstanding and shares exercisable were $40 and $40, respectively. As of June 30, 2008, the aggregate intrinsic value of options outstanding and shares exercisable were $883 and $883, respectively.

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

Shareholder Rights Plan—On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. Shares issued subsequent to such date are issued with a Right. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or other business combinations approved by the Board of Directors. The Rights expire on February 8, 2014 unless the Company redeems them at an earlier date. The Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, at any time prior to a public announcement that a person has become an Acquiring Person.

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2006	$(244)	$—	$(244)
Current period change	(95)	(237)	(332)

June 30, 2007	(339)	(237)	(576)
Current period change	12	(19)	(7)

June 30, 2008	(327)	(256)	(583)
Current period change	281	(35)	246

June 30, 2009	$(46)	$(291)	$(337)

11.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2009	2008	2007
Domestic:
Current	$2,505	$1,935	$1,629
Deferred	(1,428)	(848)	(185)

Total income tax expense	$1,077	$1,087	$1,444

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2009	2008
Domestic:
Net operating loss carryforward	$2,424	$2,561
Depreciation expense	(3,812)	(4,282)
Allowances for receivables	3,940	2,940
Accrued expenses	2,586	2,449
Pension liabilities	(8)	(63)
Other	(24)	234

	5,106	3,839
Less valuation allowance	(1,436)	(1,522)

Total net domestic deferred tax assets	3,670	2,317

Foreign:
Net operating loss carryforwards	111	111
Tax prepayments not currently utilized	840	840
Restructuring	337	337

	1,288	1,288
Less valuation allowance	(1,288)	(1,288)

Total foreign deferred tax assets	0	0

Net deferred tax assets	$3,670	$2,317

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2009	2008	2007
Income taxes at Federal statutory rate	$729	$1,053	$1,027
Changes in valuation allowance—continuing operations	(78)	(79)	(54)
U.S. state income taxes, net of federal benefit	237	(88)	172
Share option expense	69	207	120
Other	120	(6)	179

Total income tax expense (benefit)—continuing operations	$1,077	$1,087	$1,444

The Company provided a $1,436 deferred tax valuation allowance for domestic assets as of June 30, 2009 so that the net domestic deferred tax assets were $3,670 as of June 30, 2009. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,436 representing that portion of the net domestic tax asset which may not be utilized. The Company provided a $1,522 deferred tax valuation allowance for domestic assets as of June 30, 2008 so that the net domestic deferred tax assets were $2,317 as June 30, 2008. The domestic net operating loss carryforwards expire in 2021.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2009 and 2008, respectively, so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more likely than not that none of its foreign deferred tax asset will be realized through future taxable earning or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits in the amount of $66 which was accounted for as the creation of a deferred tax asset as of July 1, 2008. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2009	$66

12.	MINORITY INTEREST

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The minority interest reported reflects these physicians ownership interest at June 30, 2009. The results of operations for the period from February 1, 2008 to June 30, 2008 and from July 1, 2008 to June 30, 2009 were a loss and did not impact the physicians’ ownership interest.

13.	EMPLOYEE BENEFITS

Defined Benefit Plans—No defined benefit plan is maintained for employees of either the healthcare facilities segment or the specialty pharmacy segment. Prior to SunLink’s acquisition of its initial hospitals, it historically maintained defined benefit retirement plans covering substantially all of its employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2009 and 2008, SunLink recognized curtailment losses of $0 and $0, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2009, the plan’s assets are invested 83% in cash and short term investments, 9% in equity investments and 8% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $50, $62, $59, $66 and $62 in pension benefits in the years ended June 30, 2010 though 2014, respectively. The plan expects to pay $381 in pension benefits for the years June 30, 2015 through 2018, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make no contributions to the plan in the year ending June 30, 2010.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2009	2008	2007
Service cost	$0	$0	$0
Interest cost	71	70	80
Expected return on assets	(49)	(52)	(54)
Amortization of prior service cost	36	31	27

Net pension expense	$58	$49	$53

Weighted-average assumptions:
Discount rate	6.50%	6.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	2009	2008
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,121	$1,108
Interest cost	71	70
Actuarial loss	26	7
Benefits paid	(82)	(64)

Benefit obligation at end of year	$1,136	$1,121

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,257	$1,323
Actual return on plan assets	(18)	(2)
Benefits paid	(82)	(64)

Fair value of plan assets at end of year	$1,157	$1,257

Funded status of the plans	22	136
Unrecognized actuarial loss	467	411

Prepaid benefit cost	$489	$547

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$22	$136
Accumulated other comprehensive income*	467	411

Net amount recognized	$489	$547

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthMont plan into the SunLink plan. Plan expense was $66, $280, and $106, for the years ended June 30, 2009, 2008 and 2007, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $3,226, $2,630, and $2,792, for the years ended June 30, 2009, 2008 and 2007, respectively. Minimum lease commitments as of June 30, 2008 are as follows:

Fiscal year ending June 30:
2010	$2,713
2011	1,347
2012	663
2013	379
2014	253
Thereafter	1,180

Total minimum lease payments	$6,535

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

Physician Guarantees—At June 30, 2009 SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. Each month the physician’s gross patient receipts are accumulated and the difference between the monthly guarantee and the physician’s actual gross receipts for the month is calculated. If the guarantee is greater than the receipts, the difference is accrued as a liability and an expense. The net guarantee amount is paid to the physician in the succeeding month. If the physician’s monthly receipts exceed the guarantee amount in subsequent months, then the overage is repaid to SunLink to the extent of any prior monthly guarantee payments and the liability and expense is reduced by the amount of the repayments. The physician with whom the guarantee agreement is made agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or he/she would be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions will be collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2009 is a liability of $429 for physician guarantees. SunLink expensed $844, $747, and $1,098, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Noncancelable commitments under these contracts as of June 30, 2009 are as follows:

Fiscal year ending June 30:
2010	$660
2011	281

Total	$941

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Commitments—In August 2007, the Company received final approval of a Certificate of Need application with the State of Georgia to build a replacement hospital in Ellijay, Georgia. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. SunLink is pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. We are currently in litigation with the owner. The outcome of the litigation is uncertain. The agreed purchase price for such property was approximately $3,300. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink, be required to account for, repay or restore such funds to the liquidator of KRUG UK. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving the transfer of such funds, SunLink has indemnification obligations to the former directors of KRUG UK. Each of the directors of KRUG UK and SunLink have now been served. SunLink has denied any liability to KRUG UK other than to it in KRUG

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UK’s status as a preferred stockholder and for the balance on a promissory note, which unpaid balance on such note was paid by SunLink at maturity in August 2008. SunLink, through its United Kingdom counsel, intends to vigorously defend against the liquidator’s claims.

SunLink’s non-current liability reserves for discontinued operations at June 30, 2009, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. The maximum potential obligation of KRUG UK for rent under the Beldray Guarantee is estimated to be approximately $8,400. SunLink expensed $241 in the fiscal year ended June 30, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at June 30, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

15.	RELATED PARTIES

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $585, $1,154, and $624 to these law firms in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal years ended June 30, 2009 and 2008 is as follows:

2009	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$151,925	$47,329	$—	$199,254
Operating income (loss)	9,367	1,853	(5,541)	5,679
Depreciation and amortization	4,917	1,541	438	6,896
Assets	64,921	27,007	15,455	107,383
Expenditures for property, plant and equipment	990	515	199	1,704

2008	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$151,372	$7,059	$—	$158,431
Operating income (loss)	9,641	558	(4,794)	5,405
Depreciation and amortization	4,751	291	470	5,512
Assets	48,506	28,398	34,720	111,624
Expenditures for property, plant and equipment	7,943	110	284	8,337

17.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2009		2008		2007
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings from continuing operations	$1,067		$2,009		$1,577

Basic:
Weighted-average shares outstanding	7,975	$0.13	7,605	$0.26	7,397	$0.21

Diluted:
Weighted-average shares outstanding	8,019	$0.13	7,855	$0.26	7,810	$0.20

Earnings (loss) from discontinued operations	$(155)		$(393)		$(181)

Basic:
Weighted-average shares outstanding	7,975	$(0.02)	7,605	$(0.05)	7,397	$(0.02)

Diluted:
Weighted-average shares outstanding	8,019	$(0.02)	7,855	$(0.05)	7,810	$(0.02)

Net Earnings	$912		$1,616		$1,396

Basic:
Weighted-average shares outstanding	7,975	$0.11	7,605	$0.21	7,397	$0.19

Diluted:
Weighted-average shares outstanding	8,019	$0.11	7,855	$0.21	7,810	$0.18

Weighted-average number of shares outstanding—basic	7,975		7,605		7,397

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	44		250		413

Weighted-average number of shares outstanding—diluted	8,019		7,855		7,810

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share options of 379 for the year ended June 30, 2009 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 886 for the year ended June 30, 2008 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 197 for the year ended June 30, 2007 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

18.	SUBSEQUENT EVENTS

In September 2009, the Company sold three of its home health businesses to subsidiaries of SunCrest Healthcare, Inc. for approximately $3,300. The home health businesses are located in Adel, GA, Clanton, AL and Fulton, MO. The sale is expected to result in a pre-tax gain of approximately $2,000.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Share	Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2009 and 2008, respectively, are unaudited.

		Fourth Quarter	Third Quarter (restated)	Second Quarter (restated)	First Quarter (restated)
NET REVENUE	Year Ended June 30, 2009	$49,255	$53,563	$49,758	$46,678
	Year Ended June 30, 2008	$43,819	$39,407	$36,969	$38,236
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	Year Ended June 30, 2009	850	981	(161)	(603)
	Year Ended June 30, 2008	579	936	51	443

NET EARNINGS (LOSS)	Year Ended June 30, 2009	891	949	(264)	(664)
	Year Ended June 30, 2008	427	829	(33)	393
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2009	0.11	(0.12)	(0.02)	(0.08)
	Year Ended June 30, 2008	0.07	0.12	0.01	0.06

Diluted	Year Ended June 30, 2009	0.11	(0.12)	(0.02)	(0.08)
	Year Ended June 30, 2008	0.07	0.12	0.01	0.06
Net earnings (loss):
Basic	Year Ended June 30, 2009	0.11	(0.12)	(0.03)	(0.08)
	Year Ended June 30, 2008	0.05	0.11	(0.00)	0.05

Diluted	Year Ended June 30, 2009	0.11	(0.12)	(0.03)	(0.08)
	Year Ended June 30, 2008	0.05	0.11	(0.00)	0.05
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2009	8,001	7,999	7,990	7,933
	Year Ended June 30, 2008	7,850	7,544	7,515	7,513

Diluted	Year Ended June 30, 2009	8,020	7,999	8,001	7,933
	Year Ended June 30, 2008	8,049	7,796	7,789	7,789