Form 10-Q
period 2009-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2009-11-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 12, 2009 was 8,049,682.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,731	$2,364
Receivables - net	18,900	21,116
Inventory	4,931	4,745
Income tax receivable	184	87
Deferred income tax asset	5,706	5,446
Prepaid expenses and other	4,060	3,265

Total Current Assets	36,512	37,023

Property, Plant and Equipment, at cost	72,313	71,557
Less accumulated depreciation and amortization	26,826	25,435

Property, Plant and Equipment - net	45,487	46,122

Intangible assets-net	12,376	12,587
Goodwill	9,024	9,453
Other assets	2,024	2,198

Total Assets	$105,423	$107,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,309	$9,131
Revolving advances	2,300	3,400
Current maturities of long-term debt	1,800	1,808
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,481	4,749
Income taxes	874	1,664
Current liabilities of Mountainside Medical Center	594	594
Other accrued expenses	3,497	3,754

Total Current Liabilities	23,155	25,400

Long-Term Liabilities:
Long-term debt	30,438	30,887
Subordinated long-term debt	2,550	2,550
Noncurrent liability for professional liability risks	3,182	3,072
Noncurrent deferred income tax liabilities	1,805	1,776
Other noncurrent liabilities	1,368	1,306

Total Long-term Liabilities	39,343	39,591

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 7,936 shares at September 30, 2009 and 8,050 shares at June 30, 2008	4,025	4,025
Additional paid-in capital	11,639	11,626
Retained earnings	26,959	26,463
Accumulated other comprehensive loss	(313)	(337)

Total Parent Company Shareholders’ Equity	42,310	41,777
Noncontrolling interest	615	615

Total Shareholders’ Equity	42,925	42,392

Total Liabilities and Shareholders’ Equity	$105,423	$107,383

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Net Revenues	$47,825	$46,678

Costs and Expenses
Cost of goods sold	6,630	6,064
Salaries, wages and benefits	19,960	20,090
Provision for bad debts	6,818	5,745
Supplies	3,868	3,726
Purchased services	3,018	3,052
Other operating expenses	5,343	5,434
Rent and lease expense	820	784
Depreciation and amortization	1,662	1,705
Gain on sale of Home Health businesses	(2,342)	—

Operating Profit	2,048	78

Other Income (Expense):
Interest expense	(967)	(1,254)
Interest income	51	7

Earnings (Loss) from Continuing Operations before Income Taxes	1,132	(1,169)

Income Tax Expense (Benefit)	583	(566)

Earnings (Loss) from Continuing Operations	549	(603)

Loss from Discontinued Operations	(53)	(61)

Net Earnings (Loss)	$496	$(664)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.07	$(0.08)

Diluted	$0.07	$(0.08)

Discontinued Operations:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Net Earnings (Loss):
Basic	$0.06	$(0.08)

Diluted	$0.06	$(0.08)

Weighted-Average Common Shares Outstanding:
Basic	8,050	7,933

Diluted	8,070	7,933

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Net Cash Used In Operating Activities	$(504)	$(930)

Cash Flows From Investing Activities:

Proceeds from sale of Home Health businesses	3,300	—

Expenditures for property, plant and equipment	(872)	(301)

Net Cash Provided by (Used in) Investing Activities	2,428	(301)

Cash Flows From Financing Activities:
Revolving advances, net	(1,100)	1,800
Payments on long-term debt	(457)	(475)
Proceeds from issuance of common shares under stock option plans	—	15

Net Cash (Used in) Provided by Financing Activities	(1,557)	1,340

Net Increase in Cash and Cash Equivalents	367	109

Cash and Cash Equivalents at Beginning of Period	2,364	1,716

Cash and Cash Equivalents at End of Period	$2,731	$1,825

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$885	$791

Income taxes	$1,665	$653

Non-cash investing and financing activities:

Assets acquired under capital lease obligation	$—	$81

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2009 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our seven community hospitals which have a total of 402 licensed beds;

•	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our ScriptsRx LLC subsidiary and consists of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy for our healthcare facilities is to focus our efforts on internal growth of our seven hospitals and three nursing homes, supplemented by growth from selected rural and exurban healthcare facility acquisitions, including, but not limited to hospitals, nursing homes and home health agencies. During the quarter ended September 30, 2009, we concentrated our healthcare facilities efforts on the operations and improvement of our existing hospitals. During the current and prior fiscal years, we have evaluated certain rural and exurban hospitals and healthcare facilities which were for sale and monitored other selected rural and exurban healthcare acquisition targets we believed might become available for sale. We continue to engage in similar evaluation and monitoring activities with respect to rural and exurban hospitals and healthcare facilities, which are or may become available for acquisition. During September 2009, we sold three of our home health businesses (See Note 3 – Sale of Home Health Businesses).

Our acquisition strategy for our pharmacy business is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets or where the scale of the acquisition is sufficient to provide a foundation to grow specialty pharmacy in that area.

Note 3. – Sale of Home Health Businesses

In September 2009, we sold three of our home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2009	2008

Loss from discontinued operations:

Housewares Segment:
Loss from operations	$(35)	$(18)
Income tax benefit	(14)	(7)

Loss from Housewares Segment after taxes	(21)	(11)

Mountainside Medical
Loss from operations	(36)	(65)
Income tax benefit	(15)	(25)

Loss from Mountainside Medical Center after taxes	(21)	(40)

Life sciences and engineering segment:
Loss from operations	(18)	(14)
Income tax benefit	(7)	(4)

Loss from life sciences and engineering segment after taxes	(11)	(10)

Loss from discontinued operations	$(53)	$(61)

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray Limited (“Beldray”). The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the U.K. High Court in February 2005. SunLink’s non-current liability reserves for discontinued operations at September 30, 2009, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to such application.

Mountainside Medical Center - On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. The retained liabilities of Mountainside are shown in current liabilities of Mountainside Medical Center on the consolidated balance sheet. The pre-tax losses in the quarter ended September 30, 2009 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the claims.

Life Sciences and Engineering Segment - SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2009 and 2008, respectively, were the following:

	Three Months Ended September 30,
	2009	2008
Interest cost	18	18
Expected return on assets	(11)	(13)
Amortization of prior service cost	11	9

Net pension expense	18	14

SunLink did not contribute to the plan in the three months ended September 30, 2009. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2010.

Discontinued Operations Reserves - Over the past 20 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. – Stock-Based Compensation

For the three months ended September 30, 2009 and 2008, the Company recorded $13 and $121, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the three months ended September 30, 2009 and 28,000 share options granted during the three months ended September 30, 2008.

Note 6. – Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these first quarter interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on July 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it related to fair value measurement requirements for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on July 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12 – Noncontrolling Interest)

Management, in accordance with guidance regarding subsequent events, has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, November 12, 2009.

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

Note 7. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2009	June 30, 2009
Accounts receivable (net of contractual allowances)	$34,239	$36,077
Less allowance for doubtful accounts	(15,339)	(14,961)

Receivables - net	$18,900	$21,116

Net revenues included increases of $100 and $248 for the three months ended September 30, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 8. – Goodwill And Intangible Assets

SunLink has goodwill related to its Healthcare Facilities and Specialty Pharmacy segments. We also have intangible assets related to these acquisitions and related to three Healthcare Facilities Segment clinic purchases.

Intangibles consist of the following, net of amortization:

	September 30, 2009	June 30, 2009

Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	266	266

	896	896
Accumulated Amortization	(329)	(301)

	$567	$595

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769
Noncompetition Agreements	290	290

	12,859	12,859
Accumulated Amortization	(1,050)	(867)

	11,809	11,992

Total	$12,376	$12,587

Amortization expense was $211, and $226, for the quarters ended September 30, 2009 and 2008, respectively.

Goodwill consists of the following:

	September 30, 2009	June 30, 2009
Healthcare Facilities Segment	$2,515	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,453

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2009	June 30, 2009
Term Loan	$32,148	$32,587
Capital lease obligations	90	108

Total	32,238	32,695
Less current maturities	(1,800)	(1,808)

	$30,438	$30,887

SunLink Credit Facilities—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at September 30, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at September 30, 2009) (the “Term Loan”). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $41,569 at September 30, 2009. Costs and fees related to execution of the Credit Facility were $2,155. The fees will be amortized over seven years at approximately $348 a year and are recorded in other assets and other non-current assets. Amortization expense and accumulated amortization was approximately $98 and $536, respectively, for the quarter ended September 30, 2009 and $92 and $153, respectively, for the quarter ended September 30, 2008. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30,	June 30,
	2009	2009
Carmichael	$2,850	$2,850
Less current maturities	(300)	(300)

	$2,550	$2,550

Carmichael Loan – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of the note and accrued interest. The note is subordinate to our Credit Facility.

Note 11. – Income Taxes

Income tax expense of $583 ($526 federal tax expense and $57 state tax expense) and income tax benefit of $566 ($519 federal tax benefit and $47 state tax benefit) was recorded for the three months ended September 30, 2009 and 2008, respectively. The high effective income tax rate of 51.5% for the quarter ended September 30, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during the period.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,300 at September 30, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $3,901. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through September 30, 2009:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	2
Reduction for tax positions of prior years	(7)

Balance at September 30, 2009	$61

SunLink or one or more of our subsidiaries files income tax returns with the United States, various states in the United States and in certain foreign jurisdictions. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2009, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $66. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During fiscal year 2010, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and classify income tax penalties as tax expense. At September 30, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $16 and we had recorded no related accrued penalties.

Note 12. – Noncontrolling Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians practicing at that facility. The noncontrolling interest reported reflects these physicians ownership interest at September 30, 2009. The results of operations for the period from February 1, 2008 to September 30, 2009 were a loss and did not impact the physicians’ ownership interest. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interest in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009 and has retroactively adjusted the accompanying June 30, 2009 condense consolidated balance sheet to conform to this accounting standards and the September 30, 2009 presentation.

Note 13. – Comprehensive Earnings

Our comprehensive earnings include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on our reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2009	September 30, 2008
Net earnings (loss)	$496	$(664)
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	24	168

Comprehensive earnings	$520	$(496)

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. PMH has appealed the judgment to the Georgia Court of Appeals therefore SunLink has not recorded a receivable for the judgment amount or any prejudgment interest.

On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, the “Mundys”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of the Mundys failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

In January 2008, the Mundys filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, the Mundys served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint.

On June 9, 2009 SHC-Ellijay filed papers in opposition to the Mundys’ motion for summary judgment. On June 19, 2009, the Court order parties to appear for a status conference on August 28, 2009. At the conclusion of the conference, the Court directed the parties to submit motions and proposed orders that would reopen discovery for certain limited purposes. SHC-Ellijay and the Mundys have submitted motions and are waiting for the Court to set a schedule for discover and depositions.

SunLink denies that it has any liability to the Mundys and intends to vigorously defend the claims asserted against SunLink by the Mundys complaint and to vigorously pursue its claims against the Mundys. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

As discussed in Note 4. – “Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”) in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

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

SunLink’s non-current liability reserves for discontinued operations at September 30, 2009, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray

Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink provided an accrual at September 30, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

SunLink is a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of SunLink. SunLink expenses legal costs as they are incurred.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year (2010)	$1,800	$300	$2,662	$611	$2,450	$219

2 years (2011)	1,789	300	1,182	140	2,311	200
3 years (2012)	1,750	300	663	—	2,172	176
4 years (2013)	1,750	300	432	—	2,035	152
5 years (2014)	1,750	300	334	—	1,898	128
5 years +	23,399	1,350	1,164	—	1,830	104

	$32,238	$2,850	$6,437	$751	$12,696	$979

At September 30 2009, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2009 is a liability of $331 for two physician guarantees. SunLink expensed $227 and $189 on physician guarantees and recruiting for the three months ended September 30, 2009 and 2008, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2009.

Note 15. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $183 and $201 for legal services to these law firms in the three months ended September 30, 2009 and 2008, respectively.

Note 16. – Financial Information By Segments

Prior to the acquisition of Carmichael in April 2008, we operated as a single business segment. Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our two reportable operating segments are Healthcare Facilities and Specialty Pharmacy.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter ended September 30, 2009 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
2009

Net Revenues from external customers	$37,493	$10,332	$—	$47,825
Operating income (loss)	3,038	291	(1,281)	2,048
Depreciation and amortization	1,157	397	108	1,662
Assets	64,583	27,919	12,929	105,431
Expenditures for property, plant and equipment	606	265	1	872

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
2008

Net Revenues from external customers	$37,067	$9,611	$—	$46,678
Operating income (loss)	1,362	246	(1,530)	78
Depreciation and amortization	1,212	375	118	1,705
Assets	71,088	29,229	10,552	110,869
Expenditures for property, plant and equipment	133	107	142	382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry including healthcare reform proposals currently being debated in Congress; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	assumed liabilities discovered subsequent to an acquisition;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Corporate Business Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with the sale of our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we do consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs and other corporate objectives. We likewise evaluate our strategic alternatives on an on-going basis.

Our operational strategy is focused on efforts to increase internal growth. Our primary operational strategy for our community hospitals is to improve the profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on marketing services and implementing and maintaining effective cost controls.

Finally, our operational strategy for our specialty pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing collection efforts, marketing services and implementing and maintaining effective cost controls.

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

Our critical accounting estimates are more fully described in our 2009 Annual Report on Form 10-K and continue to include the following areas:

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

	THREE MONTHS ENDED September 30,
	2009	2008	% Change
Net Revenues - Healthcare Facilities	$37,493	$37,067	1.1%
Net Revenues - Specialty Pharmacy	10,332	9,611	7.5%

Total Net Revenues	47,825	46,678	2.5%
Costs and expenses	(48,119)	(46,600)	3.3%
Gain on sale of Home Health businesses	2,342	—	N/A

Operating profit	2,048	78	2525.6%
Interest expense	(967)	(1,254)	-22.9%
Interest income	51	7	628.6%

Earnings (Loss) from continuing operations before income taxes	$1,132	$(1,169)	N/A

Healthcare Facilities Segment:
Admissions	1,850	2,095	-11.7%
Equivalent admissions	6,423	6,123	4.9%
Surgeries	961	983	-2.2%
Revenue per equivalent admission	$5,837	$6,054	-3.6%

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

Healthcare Facilities Segment

Net revenues for the quarter ended September 30, 2009 were $37,493 with a total of 6,423 equivalent admissions and revenue per equivalent admission of $5,837 compared to net revenues of $37,067 with a total of 6,123 equivalent admissions and revenue per equivalent admission of $6,054 for the quarter ended September 30, 2008.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2009	2008
Source
Medicare	37.6%	40.8%
Medicaid	15.5%	14.0%
Self pay	14.0%	12.6%
Commercial Insurance & Other	32.9%	32.6%

	100.0%	100.0%

The increase in net revenues was primarily due to increases in Medicaid and self-pay net revenues. Net Medicaid revenues increased $623, a 12.0% increase from last year to $5,810 for the three months ended September 30, 2009 and increased to 15.5% of net revenues from 14.0% last year. Self-pay revenues increased $592, a 12.7% increase from last year to $5,249 for the three months ended September 30, 2009. Medicaid revenue increased in the current quarter as compared to the prior year’s quarter due partially to more patients applying and qualifying for Medicaid coverage. Our healthcare facilities’ have increased their efforts to assist such patients qualify for Medicaid. Additionally, with current economic conditions, more patients are in need of coverage and are meeting the criteria for Medicaid qualification. The increase in self-pay net revenues is due to higher self-pay admissions resulting from more uninsured patients, increased coinsurance and deductible amounts that insured person have to pay and overall decreased collections as a percentage of revenues. Commercial insurance and other net revenues remained relatively consistent with the prior year’s quarter. Net Medicare revenues decreased $1,031, a 6.8% decrease from last year to $14,099 for the three months ended September 30, 2009 and decreased to 37.6% of net revenues from 40.8% last year. Management believes Medicare net revenues have decreased due to lower Medicare volumes resulting from patients deferring treatment until it is absolutely necessary.

Net revenue for the three months ended September 30, 2009 and 2008, included $437 and $431, respectively, from state indigent care programs. Net revenues included a decrease of $100 and an increase of $248 for the three months ended September 30, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

We added seven net new doctors during the year ended June 30, 2009 and nine net new doctors during the three months ended September 30, 2009. During the three months ended September 30, 2009, SunLink expensed $226 on physician guarantees and recruiting expenses compared to $189 for the same period last year. We also have expended approximately $2,573 for capital expenditures to upgrade services and facilities since July 1, 2008.

We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended September 30, 2009 was $10,332, an increase of $721, or 7.5%, from $9,611 for the three months ended September 30, 2008. The increase resulted from increased institutional pharmacy and durable medical equipment sales. The shipments of one seasonal infusion therapy product began late in the first quarter of fiscal 2010 while they began in second quarter in fiscal 2009.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $36,819 and $35,705 for the three months ended September 30, 2009 and 2008, respectively.

	Costs and Expenses As % of Net Revenues
	Three Months Ended
	September 30,
	2009	2008
Salaries, wages and benefits	46.6%	47.4%
Provision for bad debts	17.1%	14.4%
Supplies	10.2%	9.9%
Purchased services	7.0%	7.2%
Other operating expenses	12.3%	12.2%
Rent and lease expense	1.9%	1.9%
Depreciation and amortization expense	3.1%	3.3%

Salaries, wages and benefits expense as a percentage of net revenues decreased in the three months ended September 30, 2009 compared to the prior year due to decreased staffing demands in conjunction with lower volumes as well as lower employee benefits expense.

Provision for bad debts increased as a percentage of net revenue in the quarter ended September 30, 2009 compared to the prior year due to higher self-pay revenues, increased coinsurance and deductible amounts that insured persons have to pay and the overall increased aging of accounts receivable due to self pay receivables taking longer to collect that other payor source receivables. This overall increase in the aging of accounts receivable requires a higher allowance for bad debts. Self-pay revenues increased $592 or 12.7% in the quarter ended September 30, 2009.

Depreciation and amortization expense increased $48 for the three months ended September 30, 2009 compared to the comparable prior year period. The increase in the current year was due primarily to the approximately $2,573 of capital expenditures made since July 1, 2008.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $10,041 and $9,365 for the three months ended September 30, 2009 and 2008, respectively.

	Costs and Expenses As % of Net Revenues
	Three Months Ended September 30,
	2009	2008
Cost of Goods Sold	64.2%	63.1%
Salaries, wages and benefits	17.1%	17.8%
Provision for bad debts	3.8%	4.1%
Supplies	0.5%	0.5%
Purchased services	4.0%	4.0%
Other operating expenses	3.3%	3.4%
Rent and lease expense	0.6%	0.7%
Depreciation and amortization expense	3.8%	3.9%

Cost of goods as a percent of net revenue increased in the three months ended September 30, 2009 as compared to the prior year due to sales product mix. Increased sales of one infusion therapy product and durable medical equipment, both of which have higher cost of sales as a percentage of revenue, resulted in the increased costs of goods sold during in the current year. Salaries, wages and benefits decreased as a percent of net revenue in the quarter ended September 30, 2009 as compared to the prior year due to the higher sales volume. The provision for bad debts as a percent of net revenues decreased slightly during the current year due primarily to collection of receivables that had been reserved for in prior quarters.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,259 and $1,530 for the three months ended September 30, 2009 and 2008, respectively. The decrease in the quarter ended September 30, 2009 was primarily due to lower stock option expense and $0 of strategic alternative expense in the current year’s quarter compared to $92 in the same quarter of the prior year.

Operating Profit

SunLink had an operating profit of $2,048 and $78 for the three months ended September 30, 2009 and 2008, respectively. The increase in operating profit in the quarter ended September 30, 2009 compared to operating profit in the prior year was higher due to the pre-tax gain on the sale of three home health businesses during the current year’s quarter.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Interest expense was $967 and $1,254 for the three months ended September 30, 2009 and 2008, respectively. The decrease in fiscal years 2009 and 2008 interest expense resulted from the accrual of derivative interest expense of $310 recorded in the quarter ended September 30, 2008 related to the Carmichael acquisition. The former owners of Carmichael (‘Sellers”) received 334,448 common shares of SunLink as partial consideration for the SunLink’s purchase of Carmichael in April 2008. SunLink was obligated to pay to the Sellers the difference between the market value at business sale date and the price per share received for any shares sold less $1.00 per share if these shares are sold within a year. The derivative interest expense of $310 for the three months ended September 30, 2008 resulted from the change in the calculated liability for the obligation. In March 2009, SunLink and the Sellers reached an agreement to cancel SunLink’s share price guarantee in exchange for a one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of certain disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment by SunLink of certain post closing items.

Income tax expense of $583 ($526 federal tax expense and $57 state tax expense) and income tax benefit of $566 ($519 federal tax benefit and $47 state tax benefit) were recorded for the three months ended September 30, 2009 and 2008, respectively. The high effective income tax rate of 51.5% for the quarter ended September 30, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during the period.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,300 at September 30, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $3,901. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $549 ($0.07 earnings per fully diluted share) for the quarter ended September 30, 2009 compared to loss from continuing operations of $603 ($0.08 loss per fully diluted share) for the quarter ended September 30, 2008. Earnings from continuing operations in the current year’s quarter increased from the prior year’s quarter due to the sale of three of our home health agencies in September 2009.

Loss from discontinued operations of $53 for the quarter ended September 30, 2009 primarily resulted from $21 of losses attributable to our former Mountainside operations, $21 of losses attributable to our former KRUG UK operations (primarily legal expenses) and $11 of losses resulting from domestic pension items relating to discontinued operations. Loss from discontinued operations of $61 for the quarter ended September 30, 2008 resulted from $40 of losses from Mountainside and $11 of losses from KRUG UK, (primarily legal expenses), and $10 of losses resulting from domestic pension items relating to discontinued operations.

Net earnings for the quarter ended September 30, 2009 were $496 ($0.06 earnings per fully diluted share) compared to net loss of $664 ($0.08 loss per fully diluted share) for the quarter ended September 30, 2009.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended September 30, 2009 and 2008, respectively, is shown below.

	Three Months Ended September 30,
	2009	2008
Healthcare Facilities Adjusted EBITDA	$1,829	$2,566
Specialty Pharmacy Adjusted EBITDA	660	622
Corporate overhead costs	(1,121)	(1,405)
Taxes and interest expense	(1,463)	(714)
Other non-cash expenses and net change in operating assets and liabilities	(409)	(1,999)

Net cash used in operations	$(504)	$(930)

Liquidity and Capital Resources

We used $504 of cash from operating activities during the three months ended September 30, 2009 compared to $930 of cash used during the comparable period last year. The cash used from operations in the current quarter resulted mainly from cash paid for income tax payments.

On April 23, 2008, SunLink entered into a new $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at September 30, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at September 30, 2009) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $41,569 at September 30, 2009. Costs and fees related to execution of the credit facility were $2,155. The fees are being amortized over seven years at approximately $348 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $98 and $92 for the quarters ended September 30, 2009 and 2008, respectively and accumulated amortization was $536 and $153, for the quarters ended September 30, 2009 and 2008, respectively. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink 2008 Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $872 for capital improvements during the three months ended September 30, 2009 and expect to spend approximately $1,100 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities Segment and durable medical equipment for rent and delivery equipment available for the Specialty Pharmacy Segment.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink 2008 Credit Facility. The total availability of credit under all components of the SunLink 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $41,569 at September 30, 2009, of which $32,148 was outstanding under a term loan and $2,300 was outstanding on a revolver loan. The current remaining availability under the Revolving Loan of approximately $7,121 at September 30, 2009 and $8,326 at November 12, 2009, respectively, could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis (“MD&A”), as well as continued lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A, as well as continued lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2010)	$1,800	$300	$2,662	$611	$2,450	$219

2 years (2011)	1,789	300	1,182	140	2,311	200
3 years (2012)	1,750	300	663	—	2,172	176
4 years (2013)	1,750	300	432	—	2,035	152
5 years (2014)	1,750	300	334	—	1,898	128
5 years +	23,399	1,350	1,164	—	1,830	104

	$32,238	$2,850	$6,437	$751	$12,696	$979

At September 30 2009, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2009 is a liability of $331 for two physician guarantees. SunLink expensed $227 and $189 on physician guarantees and recruiting expenses for the three months ended September 30, 2009 and 2008, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2009.

The former owners of Carmichael’s Cashway Pharmacy, Inc. (“Sellers”) received 334,448 common shares of SunLink as partial consideration for the business. In the April 2008 acquisition agreement, SunLink was obligated to pay the difference between the market value at the acquisition date and the price per share the Sellers received for shares sold, less $1 per share, if the shares were sold within one year from the acquisition date. In March 2009, SunLink and the Sellers agreed to cancel SunLink’s price guarantee obligation relating to the shares. Concurrently, SunLink and the Sellers agreed to a one-year extension of a consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses and payment of certain post closing items.

At September 30, 2009, we had outstanding long-term debt and subordinated debt of $35,088 of which $32,148 was incurred under the SunLink 2008 Credit Facility, $2,850 was incurred under the subordinated loan, and $90 was related to capital leases. Also outstanding at September 30, 2009 was a revolving line of credit loan of $2,300.

Discontinued Operations

SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and being liquidated under the administration of its primary lender.

As previously disclosed, KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Lease Guarantee”) at a time when it owned Beldray Limited. The Beldray Lease Guarantee covers Beldray’s obligations under a lease for a portion of Beldray’s manufacturing location. In October 2004, KRUG UK received correspondence from the landlord of such facility stating that the rent payment of 94,000 British pounds ($181) for the fourth quarter of 2004 had not been paid by Beldray and requesting payment of such amount pursuant to the Beldray Lease Guarantee. In January 2005, KRUG UK received further correspondence from the landlord demanding two quarterly rent payments totaling 188,000 British pounds ($362) under the Beldray Lease Guarantee. On January 7, 2005, the landlord filed a petition in the High Court of Justice Chancery Division to wind up KRUG UK under the provisions of the Insolvency Act of 1986 and KRUG UK was placed into involuntary liquidation by the High Court in February 2005. After that date, the court-appointed liquidator of KRUG UK made certain inquiries of SunLink regarding the activities of KRUG UK prior to the liquidation to which SunLink responded.

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

SunLink’s non-current liability reserves for discontinued operations at September 30, 2009, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. SunLink expensed $35 in the quarter ended September 30, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at September 30, 2009 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the amount of $1,056 plus prejudgment interest from August 11, 2006 to October 13, 2008 at the legal rate of 7%. PMH has appealed the judgment to the Georgia Court of Appeals therefore SunLink has not recorded a receivable for the judgment amount or any prejudgment interest.

On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, the “Mundys”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of the Mundys failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

In January 2008, the Mundys filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, the Mundys served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint.

On June 9, 2009 SHC-Ellijay filed papers in opposition to the Mundys’ motion for summary judgment. On June 19, 2009, the Court order parties to appear for a status conference on August 28, 2009. At the conclusion of the conference, the Court directed the parties to submit motions and proposed orders that would reopen discovery for certain limited purposes. SHC-Ellijay and the Mundys have submitted motions and are waiting for the Court to set a schedule for discover and depositions.

SunLink denies that it has any liability to the Mundys and intends to vigorously defend the claims asserted against SunLink by the Mundys complaint and to vigorously pursue its claims against the Mundys. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

As discussed in Note 4.—“Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”) in October 2001. Beldray has since entered into administrative receivership and is under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

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

SunLink’s non-current liability reserves for discontinued operations at June 30, 2009, included a reserve for a portion of the Beldray Guarantee, which would be sought pursuant to the application made by the liquidator of KRUG UK. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink provided an accrual at September 30, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

SunLink is a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of SunLink. SunLink expenses legal costs as they are incurred.

Sarbanes-Oxley Section 404

We are in the third year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) under which our management must report on, as of September 30, 2009, and our independent auditors to attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report over Internal Controls Reporting” in Item 4T of this Quarterly Report for our assessment. We are establishing the process to update our documentation and perform testing of internal controls for the Company. Legislation has been introduced in the U.S. House of Representatives which would exempt public companies which are not accelerated filers from the obligation to have their independent auditors attest to the company’s internal controls over financial reporting. We cannot predict if or when any said legislation may become law.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting

Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these first quarter interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on July 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it related to fair value measurement requirements for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on July 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12 – Noncontrolling Interest)

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $183 and $201 for legal services to these law firms in the three months ended September 30, 2009 and 2008, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 Credit Facility. At September 30, 2009, borrowings under the facility of $34,448 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $344 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4T.	CONTROLS AND PROCEDURES

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and bad debt reserve at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables—net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of June 30, 2009, due to a failure of internal controls at our Carmichael’s subsidiary. This material weakness caused us to amend our Form 10-Qs for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively.

Disclosure Controls and Procedures—We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

In light of the restatements, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and SunLink’s Audit Committee, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in the internal control over financial reporting at our Carmichael subsidiary described above and the ongoing nature of our remediation efforts that our disclosure controls and procedures were not effective as of the end of the period covered by our report on Form 10-K and were not effective as of the period covered by this report on Form 10-Q.

Since our April 2008 acquisition of Carmichael, (see Note 3 to the consolidated financial statements included in our annual report or form 10-K), we have focused upon integrating the operations acquired into our disclosure controls and procedures and internal controls. However, in accordance with the rules of the SEC, we did not assess the internal control over financial reporting of our Carmichael subsidiary.

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

As previously discussed, on August 28, 2009, we announced that the unaudited financial statements contained in our quarterly reports on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, should not be relied upon and that we expected such financial statements to be restated due to the impact of post-acquisition non-cash accounting errors at Carmichael. We filed amendments to our Form 10-Qs for such periods on September 25, 2009. In light of the restatements and the ongoing nature of our remediation efforts, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting at Carmichael described above, SunLink had a corresponding weakness in our disclosure controls and procedures such that our internal controls and procedures were not effective as June 30, 2009 and September 30, 2009.

We reached our conclusion with respect to such restated post-acquisition periods based on information reviewed by SunLink’s management, SunLink’s Audit Committee, the Investigation Accountant we retained, and SunLink’s independent registered public accounting firm that the Carmichael post-acquisition financial statements for the specified quarters contained errors that include accounting for accounts receivable, contractual allowances, revenues and provision for bad debts.

Remediation of Material Weakness in Internal Control—We have performed an extensive review of the matters impacted by the material weakness described above in an effort to ensure that our financial statements reflect all necessary adjustments. We believe that this review, the investigation and analysis of the errors described above, and the changes in the related accounting processes which are being or have been implemented as a result of the restatements will remediate the material weakness and are designed so that, when fully implemented, we may conclude that the internal control over financial reporting at our Carmichael subsidiary are effective and accordingly that no material weakness in our consolidated controls and procedures will remain as a result thereof. However, as of the date of the filing of this report, not all of the remedial actions have been implemented. Accordingly, until all of our remedial actions with respect to Carmichael have been completed and tested, material weakness in our internal controls may exist.

Changes in Internal Controls over Financial Reporting—Except as described above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Accounting Firm Attestation—Our most recent annual report did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s annual report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in such annual report.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceeding previously reported in SunLink’s Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

Dated: November 13, 2009