Form 10-Q
period 2009-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2010-02-12
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

The number of Common Shares, without par value, outstanding as of February 11, 2010 was 8,049,682.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,206	$2,364
Receivables - net	18,176	21,116
Inventory	4,919	4,745
Income tax receivable	336	87
Deferred income tax asset	5,842	5,446
Prepaid expenses and other	3,636	3,265

Total Current Assets	34,115	37,023
Property, Plant and Equipment, at cost	72,781	71,557
Less accumulated depreciation and amortization	28,294	25,435

Property, Plant and Equipment - net	44,487	46,122
Intangible assets-net	12,165	12,587
Goodwill	9,024	9,453
Other assets	2,008	2,198

Total Assets	$101,799	$107,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,796	$9,131
Revolving advances	1,300	3,400
Current maturities of long-term debt	1,795	1,808
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,135	4,749
Income taxes	616	1,664
Current liabilities of Mountainside Medical Center	594	594
Other accrued expenses	3,148	3,754

Total Current Liabilities	20,684	25,400
Long-Term Liabilities:
Long-term debt	29,989	30,887
Subordinated long-term debt	2,400	2,550
Noncurrent liability for professional liability risks	3,152	3,072
Noncurrent deferred income tax liabilities	1,794	1,776
Other noncurrent liabilities	1,377	1,306

Total Long-term Liabilities	38,712	39,591
Commitments and Contingencies
Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 8,050 shares at December 31, 2009 and 8,050 shares at June 30, 2009	4,025	4,025
Additional paid-in capital	11,649	11,626
Retained earnings	26,435	26,463
Accumulated other comprehensive loss	(321)	(337)

Total Parent Company Shareholders’ Equity	41,788	41,777
Noncontrolling interest	615	615

Total Shareholders’ Equity	42,403	42,392

Total Liabilities and Shareholders’ Equity	$101,799	$107,383

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2009	2008	2009	2008
Net Revenues	$50,145	$49,758	$97,970	$96,436
Costs and Expenses
Cost of goods sold	8,968	9,231	15,598	15,295
Salaries, wages and benefits	20,082	19,511	40,042	39,601
Provision for bad debts	6,305	5,987	13,123	11,732
Supplies	3,981	3,387	7,849	7,113
Purchased services	3,089	2,870	6,107	5,922
Other operating expenses	5,140	5,460	10,483	10,894
Rent and lease expense	808	776	1,628	1,560
Depreciation and amortization	1,695	1,699	3,357	3,404
Gain on sale of Home Health businesses	—	—	(2,342)	—

Operating Profit	77	837	2,125	915
Other Income (Expense):
Gain on sale of assets	—	180	—	180
Interest expense	(859)	(1,272)	(1,778)	(2,526)
Interest income	6	10	9	17

Earnings (Loss) from Continuing Operations before Income Taxes	(776)	(245)	356	(1,414)
Income Tax Expense (Benefit)	(365)	(84)	218	(650)

Earnings (Loss) from Continuing Operations	(411)	(161)	138	(764)
Loss from Discontinued Operations	(113)	(103)	(166)	(164)

Net Loss	$(524)	$(264)	$(28)	$(928)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.05)	$(0.02)	$0.02	$(0.10)

Diluted	$(0.05)	$(0.02)	$0.02	$(0.10)

Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net Loss:
Basic	$(0.07)	$(0.03)	$(0.00)	$(0.12)

Diluted	$(0.07)	$(0.03)	$(0.00)	$(0.12)

Weighted-Average Common Shares Outstanding:
Basic	8,050	7,990	8,050	7,963

Diluted	8,050	7,990	8,069	7,963

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2009	2008
Net Cash Provided By (Used In) Operating Activities	$39	$(788)
Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	3,300	—
Expenditures for property, plant and equipment	(1,337)	(574)
Proceeds from sale of assets	—	522

Net Cash Provided by (Used in) Investing Activities	1,963	(52)
Cash Flows From Financing Activities:
Revolving advances, net	(2,100)	1,600
Payments on long-term debt	(1,060)	(1,462)
Proceeds from issuance of common shares under stock option plans	—	108

Net Cash Provided by (Used in) Financing Activities	(3,160)	246

Net Decrease in Cash and Cash Equivalents	(1,158)	(594)
Cash and Cash Equivalents at Beginning of Period	2,364	1,716

Cash and Cash Equivalents at End of Period	$1,206	$1,122

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$1,600	$1,734

Income taxes	$1,806	$820

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$—	$131

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2009 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

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

Note 3. – Sale of Home Health Businesses

In September 2009, we sold three of our home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342 for the six months ended December 31, 2009. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Loss from discontinued operations:
Housewares Segment:
Loss from operations	$(139)	$(122)	$(174)	$(140)
Income tax benefit	(42)	(48)	(59)	(55)

Loss from Housewares Segment after taxes	(97)	(74)	(115)	(85)

Mountainside Medical
Loss from operations	(6)	(33)	(43)	(98)
Income tax benefit	(2)	(13)	(15)	(37)

Loss from Mountainside Medical Center after taxes	(4)	(20)	(28)	(61)

Life sciences and engineering segment:
Loss from operations	(18)	(14)	(35)	(29)
Income tax benefit	(6)	(5)	(12)	(11)

Loss from life sciences and engineering segment after taxes	(12)	(9)	(23)	(18)

Loss from discontinued operations	$(113)	$(103)	$(166)	$(164)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Housewares Segment – Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covers Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by the U.K. High Court in February 2005. SunLink’s non-current liability reserves for discontinued operations at December 31, 2009, included a reserve for a portion of the Beldray Guarantee, which would include certain amounts sought pursuant to the application made by the liquidator of KRUG UK. The pre-tax losses in the three and six month periods ended December 31, 2009 with respect to the former housewares segment operations resulted primarily from legal expenses related to the claim made by the liquidator. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to such application.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. The retained liabilities of Mountainside are shown in current liabilities of Mountainside on the consolidated balance sheet. The pre-tax losses in the three and six month periods ended December 31, 2009 with respect to the former Mountainside operations resulted primarily from legal expenses related to a claim made by the buyer of Mountainside and a counterclaim made by SunLink. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the claims.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six month periods ended December 31, 2009 and 2008, respectively, were the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Interest cost	18	18	36	36
Expected return on assets	(11)	(13)	(22)	(25)
Amortization of prior service cost	11	9	21	18

Net pension expense	18	14	35	29

SunLink did not contribute to the plan in the six months ended December 31, 2009. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2010.

Discontinued Operations Reserves – Over the past 20 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Note 5. – Stock-Based Compensation

For the three months ended December 31, 2009 and 2008, the Company recognized $10 and $26, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the six months ended December 31, 2009 and 2008, the Company recognized $23 and $147, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the six months ended December 31, 2009 and 28,000 share options granted during the six months ended December 31, 2008.

Note 6. – Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for the accompanying interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

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

Fair Value of Financial Instruments – The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period—six years.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12 – Noncontrolling Interest)

Management, in accordance with guidance regarding subsequent events, has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, February 10, 2010.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Note 7. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2009	June 30, 2009
Accounts receceivable (net of contractual allowances)	$34,009	$36,077
Less allowance for doubtful accounts	(15,833)	(14,961)

Receivables - net	$18,176	$21,116

Net revenues included increases of $559 and $24 for the three months ended December 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $459 and $272 for the six months ended December 31, 2009 and 2008, respectively, for the settlements of prior year Medicare and Medicaid cost reports.

Note 8. – Goodwill And Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	December 31, 2009	June 30, 2009
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	266	266

	896	896
Accumulated Amortization	(357)	(301)

	$539	$595

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769
Noncompetition Agreements	290	290

	12,859	12,859
Accumulated Amortization	(1,233)	(867)

	11,626	11,992

Total	$12,165	$12,587

Amortization expense was $211 and $226 for the quarters ended December 31, 2009 and 2008, respectively. Amortization expense was $422 and $452 for the six months ended December 31, 2009 and 2008, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Goodwill consists of the following:

	December 31, 2009	June 30, 2009
Healthcare Facilities Segment	$2,515	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,453

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2009	June 30, 2009
Term Loan	$31,711	$32,587
Capital lease obligations	73	108

Total	31,784	32,695
Less current maturities	(1,795)	(1,808)

	$29,989	$30,887

SunLink Credit Facilities – On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at December 31, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at December 31, 2009) (the “Term Loan”). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $40,720 at December 31, 2009. Costs and fees related to execution of the Credit Facility were $2,157. The fees will be amortized over seven years at approximately $331 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $95 and $192, respectively, for the quarter and six months ended December 31, 2009 and $95 and $187, respectively, for the quarter and six months ended December 31, 2008. Accumulated amortization was approximately $631 and $248 at December 31, 2009 and 2008, respectively. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31, 2009	June 30, 2009
Carmichael	$2,700	$2,850
Less current maturities	(300)	(300)

	$2,400	$2,550

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

Note 11. – Income Taxes

Income tax benefit of $365 ($308 federal tax benefit and $57 state tax benefit) and income tax benefit of $84 ($58 federal tax benefit and $26 state tax benefit) was recorded for the three months ended December 31, 2009 and 2008, respectively. Income tax expense of $218 ($218 federal tax expense and $0 state tax expense) and income tax benefit of $650 ($577 federal tax benefit and $73 state tax benefit) was recorded for the six months ended December 31, 2009 and 2008, respectively. The high effective income tax rate of 61.0% for the six months ended December 31, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during in September 2009.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,300 at December 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,048. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through December 31, 2009:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	5
Reduction for tax positions of prior years	(14)

Balance at December 31, 2009	$57

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

We classify interest accrued on tax deficiencies as tax expense and classify income tax penalties as tax expense. At December 31, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $16 and we had recorded no related accrued penalties.

Note 12. – Noncontrolling Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians, most of whom practice at that facility. The noncontrolling interest reported reflects these physicians ownership interest at December 31, 2009. The results of operations for the period from February 1, 2008 to December 31, 2009 were a loss and did not impact the physicians’ ownership interest. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interest in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009 and has retroactively adjusted the accompanying June 30, 2009 condensed consolidated balance sheet to conform to this accounting standard and the December 31, 2009 presentation.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Note 13. – Comprehensive Earnings

Our comprehensive earnings include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on our reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(524)	$(264)	$(28)	$(928)
Other comprehensive income (loss) net of tax:
Change in equity due to:
Foreign currency translation adjustments	(9)	165	15	333

Comprehensive loss	$(533)	$(99)	$(13)	$(595)

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the net amount of $1,056 ($1,560 in DSH payments minus $504 SHCJ owed PMH pursuant to the Agreement), plus prejudgment interest from August 11, 2006 to November 11, 2008 at the legal rate of 7%, and post-judgment interest after November 11, 2008. Piedmont appealed the Superior Court of Cobb County, Georgia ruling to the Georgia Court of Appeals. On November 30, 2009, the Georgia Court of Appeals affirmed the judgment in favor of SunLink in all respects. In December of 2009, Piedmont filed a petition for certiorari requesting that the Georgia Supreme Court hear the case. SunLink opposed the petition, and the Georgia Supreme Court has not yet issued a ruling regarding whether it will hear the appeal. Therefore, SunLink has not recorded a receivable for the judgment amount, offset the amounts owing to PMH, or any prejudgment interest.

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

In January 2008, the Mundys filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. The court has postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties has been resolved.

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

As discussed in Note 4.—”Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”) in October 2001. Beldray subsequently entered into administrative receivership under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as,

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, SunLink, to account for, repay or restore such funds to the liquidator of KRUG UK. This case is scheduled to go to trial in April 2010.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2009, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. SunLink expensed $174 in the quarter ended December 31, 2009 on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink provided an accrual at December 31, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2010)	$1,795	$300	$2,540	$749	$2,415	$222
2 years (2011)	1,778	300	1,091	—	2,275	200
3 years (2012)	1,750	300	634	—	2,138	176
4 years (2013)	1,750	300	400	—	2,001	152
5 years (2014)	1,750	300	288	—	1,864	128
5 years +	22,961	1,200	1,060	—	1,796	104

	$31,784	$2,700	$6,013	$749	$12,489	$982

At December 31, 2009, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2009 is a liability of $331 for two physician guarantees. SunLink expensed $207 and $195 on physician guarantees and recruiting for the three months ended December 31, 2009 and 2008, respectively and expensed $434 and $384 on physician guarantees and recruiting for the six months ended December 31, 2009 and 2008, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2009.

Note 15. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $67 and $114 for legal services to these law firms in the three months ended December 31, 2009 and 2008, respectively, and $252 and $315 for the six months ended December 31, 2009 and 2008, respectively.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009

(all dollar amounts in thousands except per share amounts)—(Continued)

(unaudited)

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter and six months ended December 31, 2009 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended December 31, 2009
Net Revenues from external customers	$37,619	$12,526	$—	$50,145
Operating income (loss)	1,310	(109)	(1,124)	77
Depreciation and amortization	1,164	417	114	1,695
Assets	63,619	27,319	10,861	101,799
Expenditures for property, plant and equipment	229	131	105	465
Six months ended December 31, 2009
Net Revenues from external customers	$75,112	$22,858	$—	$97,970
Operating income (loss)	4,348	182	(2,405)	2,125
Depreciation and amortization	2,321	814	222	3,357
Assets	63,619	27,319	10,861	101,799
Expenditures for property, plant and equipment	835	396	106	1,337

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended December 31, 2008
Net Revenues from external customers	$36,430	$13,328	$—	$49,758
Operating income (loss)	1,236	745	(1,144)	837
Depreciation and amortization	1,209	379	111	1,699
Assets	71,517	28,803	8,237	108,557
Expenditures for property, plant and equipment	209	80	34	323
Six months ended December 31, 2008
Net Revenues from external customers	$73,497	$22,939	$—	$96,436
Operating income (loss)	2,598	991	(2,674)	915
Depreciation and amortization	2,421	754	229	3,404
Assets	71,517	28,803	8,237	108,557
Expenditures for property, plant and equipment	342	187	176	705

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectibility of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our healthcare facilities and specialty pharmacy segments and our corporate office, including both software and hardware; and

•	the availability and competition from alternative drugs or treatments provided by our specialty pharmacy segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	weather-related events such as flooding, wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2009	2008	% Change	2009	2008	% Change
Net Revenues - Healthcare Facilities	$37,619	$36,430	3.3%	$75,112	$73,497	2.2%
Net Revenues - Specialty Pharmacy	12,526	13,328	-6.0%	22,858	22,939	-0.4%

Total Net Revenues	50,145	49,758	0.8%	97,970	96,436	1.6%
Costs and expenses	(50,068)	(48,921)	2.3%	(98,187)	(95,521)	2.8%
Gain on sale of Home Health businesses	—	—	N/A	2,342	—	N/A

Operating profit	77	837	-90.8%	2,125	915	132.2%
Gain on sale of assets	—	180	N/A	—	180	N/A
Interest expense	(859)	(1,272)	-32.5%	(1,778)	(2,526)	-29.6%
Interest income	6	10	-40.0%	9	17	-47.1%

Earnings (Loss) from continuing operations before income taxes	$(776)	$(245)	N/A	$356	$(1,414)	N/A

Healthcare Facilities Segment:
Admissions	1,858	2,081	-10.7%	3,708	4,176	-11.2%
Equivalent admissions	5,955	6,180	-3.6%	12,378	12,303	0.6%
Surgeries	1,018	881	15.6%	1,979	1,864	6.2%
Revenue per equivalent admission	$6,317	$5,895	7.2%	$6,068	$5,974	1.6%

Results of Operations

Our net revenues are from our two business segments, healthcare facilities and specialty pharmacy.

Healthcare Facilities Segment

Net revenues for the quarter ended December 31, 2009 were $37,619 with a total of 5,955 equivalent admissions and revenue per equivalent admission of $6,317 compared to net revenues of $36,430 with a total of 6,180 equivalent admissions and revenue per equivalent admission of $5,895 for the quarter ended December 31, 2008.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Source
Medicare	38.8%	42.0%	38.2%	41.4%
Medicaid	17.1%	14.2%	16.3%	14.1%
Self pay	12.8%	12.9%	13.4%	12.7%
Commercial Insurance & Other	31.3%	30.9%	32.1%	31.8%

	100.0%	100.0%	100.0%	100.0%

The increase in net revenues was due to increases in Medicaid and Commercial Insurance offset by a decrease in Medicare. Net Medicaid revenues increased $1,248, a 24.1% increase from last year to $6,419 for the three months ended December 31, 2009 and increased to 17.1% of net revenues from 14.2 % last year. Medicaid revenue increased in the current quarter as compared to the prior year’s quarter due partially to more patients applying and qualifying for Medicaid coverage. Our healthcare facilities have increased their efforts to assist such patients qualify for Medicaid. Additionally, with current economic conditions, more patients are in need of coverage and are meeting the criteria for Medicaid qualification. Additionally, an adjustment of $309 was recorded which increased revenue as a result of a Medicaid settlement related to prior periods. Net Medicare revenues decreased $693, a 4.5% decrease from last year to $14,602 for the three months ended December 31, 2009 and decreased to 38.8% of net revenues from 42.0% last year. Management believes Medicare net revenues have decreased due to lower Medicare volumes resulting from patients deferring treatment until it is absolutely necessary.

Net revenue for the three months ended December 31, 2009 and 2008, included $538 and $210, respectively, from state indigent care programs. Net revenues included an increase of $559 and $24 for the three months ended December 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenue for the six months ended December 31, 2009 and 2008, included $950 and $640, respectively, from state indigent care programs. Net revenues included an increase of $459 and $272 for the six months ended December 31, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

We added seven net new doctors during the year ended June 30, 2009 and six net new doctors during the six months ended December 31, 2009. During the three and six months ended December 31, 2009, SunLink expensed $207 and $434, respectively, on physician guarantees and recruiting expenses compared to $195 and $384, respectively, for the same period last year. We also have expended approximately $3,038 for capital expenditures to upgrade services and facilities since July 1, 2008.

We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended December 31, 2009 was $12,526, a decrease of $802, or 6.0%, from $13,328 for the three months ended December 31, 2008. The decrease resulted from a decrease in pharmacy revenue, primarily one infusion therapy drug prescribed for premature babies at high risk for lung disease, and durable medical equipment sales. The major revenue source for the infusion therapy drug is Louisiana Medicaid, which has reduced the utilization of the drug this fiscal year. This reduced utilization reduced Specialty Pharmacy revenue by $1,228 and $491 for three and six months ended December 31, 2009, respectively. For the six months ended December 31, 2009, Specialty Pharmacy net revenue was $22,858, a decrease of $81, or 0.4%, from $22,939 for the six months ended December 31, 2008.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $36,309 and $35,054 for the three months ended December 31, 2009 and 2008, respectively, and $73,128 and $70,761 for the six months ended December 31, 2009 and 2008, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Salaries, wages and benefits	46.8%	46.9%	46.7%	47.2%
Provision for bad debts	15.4%	14.6%	16.3%	14.5%
Supplies	10.4%	9.2%	10.3%	9.6%
Purchased services	6.9%	7.1%	7.0%	7.1%
Other operating expenses	11.9%	12.7%	12.1%	12.2%
Rent and lease expense	1.9%	1.9%	1.9%	1.9%
Depreciation and amortization expense	3.4%	3.3%	3.4%	3.3%

Salaries, wages and benefits expense as a percentage of net revenues decreased slightly in the three and six months ended December 31, 2009 compared to the same periods in the prior year due to decreased staffing demands in conjunction with lower volumes as well as lower employee benefits expense. Supplies increased in the three months and six months ended December 31, 2009 due to an increase in surgeries. The number of surgeries increased from 881 to 1,018 for the three months ended December 31, 2009 as compared to same period in the prior year and from 1,864 to 1,979 for the six months ended December 31, 2009 as compared to same period in the prior year.

Provision for bad debts increased as a percentage of net revenue in the three and six ended December 31, 2009 compared to the prior year periods due to higher self-pay revenues, increased coinsurance and deductible amounts that insured persons have to pay and the overall increased aging of accounts receivable due to self pay receivables taking longer to collect than other payor receivables. This overall increase in the aging of accounts receivable required a higher allowance for bad debts. Self-pay revenues increased $698 or 7.5% in the six months ended December 31, 2009 compared to the comparable prior year period and $106 or 2.3% in the three months ended December 31, 2009 compared to the comparable prior year period.

Depreciation and amortization expense decreased $47 for the six months ended December 31, 2009 compared to the comparable prior year period. The slight decrease in the current year was due primarily to fewer capital expenditures during the current fiscal year as compared to prior year.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $12,607 and $12,583 for the three months ended December 31, 2009 and 2008, respectively, and $22,676 and $21,948 for the six months ended December 31, 2009 and 2008, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of Goods Sold	71.6%	69.3%	68.2%	66.7%
Salaries, wages and benefits	14.0%	12.4%	15.4%	14.6%
Provision for bad debts	4.1%	5.0%	3.9%	4.6%
Supplies	0.5%	0.3%	0.5%	0.4%
Purchased services	3.6%	2.2%	3.8%	3.0%
Other operating expenses	2.9%	1.9%	3.2%	2.5%
Rent and lease expense	0.6%	0.5%	0.6%	0.6%
Depreciation and amortization expense	3.3%	2.8%	3.6%	3.3%

Cost of goods as a percent of net revenue increased in the three and six months ended December 31, 2009 as compared to the prior year due to sales product mix. Increased sales of durable medical equipment, which has higher cost of sales as a percentage of revenue, and increased cost of certain high volume infusion therapy products resulted in the increased costs of goods sold during in the current year. Salaries, wages and benefits increased as a percent of net revenue in the three and six months ended December 31, 2009 as compared to the prior year primarily due to increased staffing in the accounting and business office areas needed for implementing and improving system controls and procedures. Salaries, wages and benefits increased $103 and $164 for the three and six months ended December 31, 2009, respectively. The provision for bad debts as a percent of net revenues decreased slightly during the current year due primarily to emphasis on and improvements in business office operations and the collection of receivables.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,125 and $1,283 for the three months ended December 31, 2009 and 2008, respectively, and $2,384 and $2,811 for the six months ended December 31, 2009 and 2008, respectively. The increase in the quarter ended December 31, 2009 was primarily due to lower stock option expense and no strategic alternative expense in the current year’s quarter compared to $85 in the same quarter of the prior year.

Operating Profit

SunLink had an operating profit of $77 and $837 for the three months ended December 31, 2009 and 2008, respectively. Operating profit for the six months ended December 31, 2009 was $2,125 compared to operating profit of $915 last year. The decrease in operating profit in the quarter ended December 31, 2009 compared to the operating profit in the prior year was due to lower net revenues and higher cost of sales of Specialty Pharmacy Segment and increases in provision for bad debts and supplies expense of our Healthcare Facilities Segment this year. The increase in operating profit in the six months ended December 31, 2009 compared to operating profit in the prior year period was due to the pre-tax gain on the sale of three home health businesses during the current year.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Interest Expense

Interest expense was $859 and $1,272 for the three months ended December 31, 2009 and 2008, respectively, and was $1,778 and $2,526 for the six months ended December 31, 2009 and 2008, respectively. Interest expense for the three and six months ended December 31, 2009 decreased from the same periods last year due to decreased debt. The decrease in current year’s interest expense resulted from the accrual of derivative interest expense of $291 and $601 recorded in the three and six months ended December 31, 2008, respectively, related to the Carmichael acquisition. The former owners of Carmichael (“Sellers”) received 334,448 common shares of SunLink as partial consideration for SunLink’s purchase of Carmichael in April 2008. SunLink was obligated to pay to the Sellers the difference between market value at the business sale date and price per share received for any shares sold less $1 per share if these shares were sold within a year. The derivative interest expense of $291 and $601 for the three and six months ended December 31, 2008 resulted from the change in the calculated liability for the obligation. In March 2009, SunLink and the Sellers reached an agreement to cancel SunLink’s share price guarantee in exchange for a one-year extension of the consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment by SunLink of certain post closing items.

Income Taxes

Income tax benefit of $365 ($308 federal tax benefit and $57 state tax benefit) and income tax benefit of $84 ($58 federal tax benefit and $26 state tax benefit) was recorded for the three months ended December 31, 2009 and 2008, respectively. Income tax expense of $218 ($218 federal tax expense and $0 state tax expense) and income tax benefit of $650 ($577 federal tax benefit and $73 state tax benefit) was recorded for the six months ended December 31, 2009 and 2008, respectively. The high effective income tax rate of 61.0% for the quarter ended December 31, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during the six months.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,300 at December 31, 2009. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2009, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,048. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations were $411 ($0.05 loss per fully diluted share) for the quarter ended December 31, 2009 compared to loss from continuing operations of $161 ($0.02 loss per fully diluted share) for the quarter ended December 31, 2008. The increased loss in the current year’s quarter resulted from the lower operating profit this year. Earning from continuing operations was $138 ($0.02 earnings per fully diluted share) for the six months ended December 31, 2009 compared to loss from continuing operations of $764 ($0.10 loss per fully diluted share) for the comparable period last year. Earnings from continuing operations in the current year’s six month results increased from the same period last year due to the sale of three of our home health agencies in September 2009.

Loss from discontinued operations of $166 for the six months ended December 31, 2009 primarily resulted from $28 of losses attributable to our former Mountainside operations, $115 of losses attributable to our former KRUG UK operations (primarily legal expenses) and $23 of losses resulting from domestic pension items relating to discontinued operations. Loss from discontinued operations of $113 for the quarter ended December 31, 2009 resulted from $4 of losses from Mountainside, $97 of losses from KRUG UK, (primarily legal expenses) and $12 of losses resulting from domestic pension items relating to discontinued operations.

Net loss for the quarter ended December 31, 2009 was $524 ($0.07 loss per fully diluted share) compared to net loss of $264 ($0.03 loss per fully diluted share) for the quarter ended December 31, 2008. Net loss for the six months ended December 31, 2009 was $28 ($0.01 loss per fully diluted share) compared to net loss of $928 ($0.12 loss per fully diluted share) for the six months ended December 31, 2008.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended December 31, 2009 and 2008, respectively, is shown below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Healthcare Facilties Adjusted EBITDA	$2,479	$2,590	$4,308	$5,156
Specialty Pharmacy Adjusted EBITDA	336	1,124	996	1,745
Corporate overhead costs	(1,043)	(1,176)	(2,164)	(2,582)
Taxes and interest expense	(519)	(1,442)	(1,982)	(2,156)
Other non-cash expenses and net change in operating assets and liabilities	(710)	(954)	(1,119)	(2,951)

Net cash provided by (used in) operations	$543	$142	$39	$(788)

Liquidity and Capital Resources

We generated $39 of cash from operating activities during the six months ended December 31, 2009 compared to $788 of cash used in operating activities during the comparable period last year. The cash generated from operations in the current quarter resulted mainly from reduced receivables resulting from receiving prior year Medicaid indigent care funds in the current year.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at December 31, 2009) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at December 31, 2009) (the “Term Loan”). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $40,720 at December 31, 2009. Costs and fees related to execution of the Credit Facility were $2,157. The fees will be amortized over seven years at approximately $331 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $95 and $192, respectively, for the quarter and six months ended December 31, 2009 and $95 and $187, respectively, for the quarter and six months ended December 31, 2008. Accumulated amortization was approximately $631 and $248 at December 31, 2009 and 2008, respectively. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

If SunLink or its subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the SunLink 2008 Credit Facility decreases, we may be unable to draw on such credit facility.

We expended $1,337 for capital improvements during the six months ended December 31, 2009 and expect to spend approximately $650 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities Segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy Segment.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the SunLink 2008 Credit Facility. The total availability of credit under all components of the SunLink 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $39,920 at December 31, 2009, of which $31,711 was outstanding under a term loan and $1,300 was outstanding on a revolver loan. The current remaining availability under the Revolving Loan of approximately $6,909 at December 31, 2009 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis (“MD&A”), as well as continued lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A, as well as continued lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2009 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2010)	$1,795	$300	$2,540	$749	$2,415	$222
2 years (2011)	1,778	300	1,091	—	2,275	200
3 years (2012)	1,750	300	634	—	2,138	176
4 years (2013)	1,750	300	400	—	2,001	152
5 years (2014)	1,750	300	288	—	1,864	128
5 years +	22,961	1,200	1,060	—	1,796	104

	$31,784	$2,700	$6,013	$749	$12,489	$982

At December 31, 2009, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2009 is a liability of $331 for two physician guarantees. SunLink expensed $207 and $195 on physician guarantees and recruiting for the three months ended December 31, 2009 and 2008, respectively and expensed $434 and $384 on physician guarantees and recruiting for the six months ended December 31, 2009 and 2008, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2009.

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

At December 31, 2009, we had outstanding long-term debt and subordinated debt of $34,484 of which $31,784 was incurred under the SunLink 2008 Credit Facility, $2,700 was incurred under the subordinated loan, and $73 was related to capital leases. Also outstanding at December 31, 2009 was a revolving line of credit loan of $1,300.

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

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink, be required to account for, repay or restore such funds to the liquidator of KRUG UK. This case is scheduled to go to trial in April 2010.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2009, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. SunLink expensed $139 and $174 in the quarter and six months ended December 31, 2009, respectively, on legal costs to defend against the claim. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. We have provided an accrual at December 31, 2009 related to the Beldray Lease Guarantee, as discussed above. We are currently in the process of liquidating two dormant subsidiaries in Germany and France. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constitute “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH is liable to SunLink for damages in the net amount of $1,056 ($1,560 in DSH payments minus $504 SHCJ owed PMH pursuant to the Agreement), plus prejudgment interest from August 11, 2006 to November 11, 2008 at the legal rate of 7%, and post-judgment interest after November 11, 2008. Piedmont appealed the Superior Court of Cobb County, Georgia ruling to the Georgia Court of Appeals. On November 30, 2009, the Georgia Court of Appeals affirmed the judgment in favor of SunLink in all respects. In December of 2009, Piedmont filed a petition for certiorari requesting that the Georgia Supreme Court hear the case. SunLink opposed the petition, and the Georgia Supreme Court has not yet issued a ruling regarding whether it will hear the appeal. Therefore, SunLink has not recorded a receivable for the judgment amount, offset the amounts owing to PMH, or any prejudgment interest.

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

In January 2008, the Mundys filed a motion to strike, motion to dismiss, answer, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. The court has postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties has been resolved.

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

As discussed in Note 4.—“Discontinued Operations”, SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”) in October 2001. Beldray subsequently entered into administrative receivership under the administration of its primary lender. SunLink believes Beldray ceased to operate in October 2004.

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG

UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order that the former directors or, in the alternative, SunLink, be required to account for, repay or restore such funds to the liquidator of KRUG UK. This case is scheduled to go to trial in April 2010.

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

SunLink’s non-current liability reserves for discontinued operations at December 31, 2009, included a reserve for a portion of the Beldray Guarantee. Such reserve was based upon management’s estimate, after consultation with its property consultants and legal counsel, of the cost to satisfy the Beldray Guarantee in light of KRUG UK’s limited assets and before taking into account any other claims against KRUG UK. A proof of debt has been accepted by the insolvency liquidator for approximately $1,660 for the Beldray Guarantee. As a result of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink provided an accrual at December 31, 2009 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Sarbanes-Oxley Section 404

We are in the third year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) under which our management must report on, as of December 31, 2009, and our independent auditors must attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report over Internal Controls Reporting” in Item 4T of this Quarterly Report for our assessment. We are establishing the process to update our documentation and perform testing of internal controls for the Company. Legislation has been introduced in the U.S. House of Representatives which would exempt public companies which are not accelerated filers from the obligation to have their independent auditors attest to the company’s internal controls over financial reporting. We cannot predict if or when any said legislation may become law.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for the accompanying interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

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

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12 – Noncontrolling Interest)

Management, in accordance with guidance regarding subsequent events, has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, February 10, 2010.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $67 and $114 for legal services to these law firms in the three months ended December 31, 2009 and 2008, respectively, and $252 and $315 for the six months ended December 31, 2009 and 2008, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 Credit Facility. At December 31, 2009, borrowings under the facility of $33,011 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $330 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2009, the Company held its Annual Meeting of Shareholders. At the meeting, four directors, Robert M. Thornton, Jr., Dr. Steven J. Baileys, Gene E. Burleson, and Michael W. Hall were elected to two year terms expiring at the Annual Meeting of Shareholders in 2011. 5,982,422 votes were voted in favor of electing Mr. Thornton and 419,148 votes were withheld. 6,279,853 votes were voted in favor of electing Dr. Baileys and 121,717 votes were withheld. 6,279,853 votes were voted in favor of electing Mr. Burleson and 121,717 votes were withheld. 6,276,853 votes were voted in favor of electing Mr. Hall and 121,717 votes were withheld. Karen B. Brenner, C. Michael Ford, Howard E. Turner, and Christopher H. B. Mills remained in office. Their terms expire at the Annual Meeting of Shareholders in 2010.

ITEM 4T.	CONTROLS AND PROCEDURES

Restatement—In July 2009, we identified potential errors in our accounting for accounts receivable, contractual allowances and bad debt reserves at our Carmichael subsidiary. Upon completion of our investigation and analysis of Carmichael’s accounts receivable, on August 28, 2009, SunLink’s management concluded that we would amend our previously filed Quarterly Report on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, to correct our previously reported net revenues, provision for bad debts and receivables—net. The Audit Committee of the Board of Directors concurred with management’s decision to amend our previously filed reports on August 28, 2009. Additionally, management concluded that our failure to identify the errors in our accounting for Carmichael’s accounts receivable, revenues, provision for bad debts and contractual allowances constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of June 30, 2009, due to a failure of internal controls at our Carmichael’s subsidiary. This material weakness caused us to amend our Form 10-Qs for the quarters ended December 31, 2008, December 31, 2008 and March 31, 2009, respectively.

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

As previously discussed, on August 28, 2009, we announced that the unaudited financial statements contained in our quarterly reports on Form 10-Q for the quarters ended December 31, 2008, December 31, 2008 and March 31, 2009, should not be relied upon and that we expected such financial statements to be restated due to the impact of post-acquisition non-cash accounting errors at Carmichael. We filed amendments to our Form 10-Qs for such periods on September 25, 2009. In light of the restatements and the ongoing nature of our remediation efforts, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting at Carmichael described above, SunLink had a corresponding weakness in our disclosure controls and procedures such that our internal controls and procedures were not effective as of June 30, 2009 and December 31, 2009.

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

Changes in Internal Controls over Financial Reporting—Except as described above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 11, 2010