Form 10-Q
period 2010-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2010-05-17
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of Common Shares, without par value, outstanding as of May 14, 2010 was 8,072,482.

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,692	$2,364
Receivables - net	19,636	21,116
Inventory	4,677	4,745
Income tax receivable	243	87
Deferred income tax asset	6,386	5,446
Prepaid expenses and other	4,006	3,265
Current assets of Mountainside Medical Center	1,325	—

Total Current Assets	38,965	37,023

Property, Plant and Equipment, at cost	73,019	71,557
Less accumulated depreciation and amortization	29,588	25,435

Property, Plant and Equipment - net	43,431	46,122

Intangible assets-net	11,954	12,587
Goodwill	9,024	9,453
Other assets	1,775	2,198

Total Assets	$105,149	$107,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,477	$9,131
Revolving advances	2,100	3,400
Current maturities of long-term debt	1,796	1,808
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	6,136	4,749
Income taxes	1,601	1,664
Other accrued expenses	3,854	4,348

Total Current Liabilities	23,264	25,400

Long-Term Liabilities:
Long-term debt	29,539	30,887
Subordinated long-term debt	2,400	2,550
Noncurrent liability for professional liability risks	2,880	3,072
Noncurrent deferred income tax liabilities	2,161	1,776
Other noncurrent liabilities	763	1,306

Total Long-term Liabilities	37,743	39,591

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 8,072 shares at March 31, 2010 and 8,050 shares at June 30, 2009	4,036	4,025
Additional paid-in capital	11,682	11,626
Retained earnings	28,081	26,463
Accumulated other comprehensive loss	(272)	(337)

Total Parent Company Shareholders’ Equity	43,527	41,777
Noncontrolling interest	615	615

Total Shareholders’ Equity	44,142	42,392

Total Liabilities and Shareholder’s Equity	$105,149	$107,383

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2010	2009	2010	2009
Net Revenues	$51,727	$53,563	$149,697	$149,999

Costs and Expenses
Cost of goods sold	8,446	10,004	24,044	25,299
Salaries, wages and benefits	20,130	20,091	60,172	59,692
Provision for bad debts	7,154	6,399	20,277	18,131
Supplies	3,943	3,790	11,792	10,903
Purchased services	2,918	2,792	9,025	8,714
Other operating expenses	4,953	5,070	15,436	15,964
Rent and lease expense	831	841	2,459	2,401
Impairment of construction in progress	—	433	—	433
Depreciation and amortization	1,702	1,733	5,059	5,137
Gain on sale of Home Health businesses	—	—	(2,342)	—

Operating Profit	1,650	2,410	3,775	3,325

Other Income (Expense):
Gain on sale of assets	—	—	—	180
Interest expense	(832)	(292)	(2,610)	(2,818)
Interest income	3	22	12	39

Earnings from Continuing Operations before Income Taxes	821	2,140	1,177	726

Income Tax Expense	391	1,159	609	509

Earnings from Continuing Operations	430	981	568	217

Earnings (Loss) from Discontinued Operations	1,216	(32)	1,050	(196)

Net Earnings	$1,646	$949	$1,618	$21

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.05	$0.12	$0.07	$0.03

Diluted	$0.05	$0.12	$0.07	$0.03

Discontinued Operations:
Basic	$0.15	$(0.00)	$0.13	$(0.02)

Diluted	$0.15	$(0.00)	$0.13	$(0.02)

Net Earnings:
Basic	$0.20	$0.12	$0.20	$0.00

Diluted	$0.20	$0.12	$0.20	$0.00

Weighted-Average Common Shares Outstanding:
Basic	8,057	7,999	8,052	7,975

Diluted	8,069	7,999	8,068	8,027

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2010	2009
Net Cash Provided By Operating Activities	$1,582	$272

Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	3,300	—
Expenditures for property, plant and equipment	(1,812)	(1,032)
Proceeds from sale of assets	—	522

Net Cash Provided by (Used in) Investing Activities	1,488	(510)

Cash Flows From Financing Activities:
Revolving advances, net	(1,300)	2,100
Payments on long-term debt	(1,509)	(1,933)
Proceeds from issuance of common shares under stock option plans	67	108

Net Cash Provided by (Used in) Financing Activities	(2,742)	275

Net Increase in Cash and Cash Equivalents	328	37

Cash and Cash Equivalents at Beginning of Period	2,364	1,716

Cash and Cash Equivalents at End of Period	$2,692	$1,753

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$2,335	$2,415

Income taxes	$1,813	$1,145

Non-cash investing and financing activities:

Assets acquired under capital lease obligation	$—	$131

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2010

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with the sale of our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs and other corporate objectives. We likewise evaluate our strategic alternatives on an on-going basis. In addition, as we have previously announced, we have recently engaged Fennebresque & Co. of Charlotte, NC as financial advisor to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

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

Note 3. – Sale of Home Health Businesses

In September 2009, we sold three of our home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342 for the nine months ended March 31, 2010. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Earnings (Loss) from discontinued operations:

Housewares Segment:
Loss from operations	$(205)	$(51)	$(379)	$(191)
Income tax benefit	(22)	(23)	(81)	(78)

Loss from Housewares Segment after taxes	(183)	(28)	(298)	(113)

Mountainside Medical Center
Earnings from operations	1,810	—	1,767	(98)
Income tax expense	393	(3)	378	(40)

Earnings from Mountainside Medical Center after taxes	1,417	3	1,389	(58)

Life sciences and engineering segment:
Loss from operations	(18)	(14)	(53)	(43)
Income tax benefit	—	(7)	(12)	(18)

Loss from life sciences and engineering segment after taxes	(18)	(7)	(41)	(25)

Earnings (Loss) from discontinued operations	$1,216	$(32)	$1,050	$(196)

Housewares Segment - Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covered Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by a U.K. High Court in February 2005 and, in an insolvency proceeding, the liquidator in August 2007 made an application against SunLink and three former directors of KRUG UK. This application was settled for approximately $1,400 on April 13, 2010. A portion of the settlement, $480, was contributed as an insured claim by SunLink’s Directors and Officers’ insurer. SunLink’s other current expenses at March 31, 2010, included $920 contributed by SunLink to the settlement. The pre-tax loss of $205 in the three month period ended March 31, 2010 with respect to the former housewares segment operations resulted from $342 to increase the reserve for the claim paid to the liquidator in April 2010, $195 of legal defense expense offset by $332 of insurance reimbursement for legal expenses paid. The pre-tax loss for the nine months of $379 was comprised of the increase in the reserve for the claim, the insurance reimbursement and $369 of legal defense expense. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the liquidator’s claim and settlement.

Mountainside Medical Center - On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, a claim by the buyer of Mountainside and a counter claim by SunLink had been in litigation since July 2006. On October 26, 2006, SunLink obtained a judgment for damages of $1,056 plus accrued prejudgment interest from the Superior Court of Cobb County, Georgia. The damage amount of $1,056 is a net amount including $1,560 of Medicaid receipts owed to SunLink for pre-sale operations of Mountainside (and previously collected and disputed by the buyer) less $504 SunLink owed to the buyer under the asset sale agreement. This judgment was appealed by the buyer to the Georgia Court of Appeal which affirmed the judgment in November 2009. The judgment was further appealed to the Georgia Supreme Court which, on May 2, 2010, declined to hear the appeal. As a result of this decision, SunLink recorded a receivable at March 31, 2010 for

$1,325 composed of the judgment amount plus pre-judgment and post-judgment interest through that date in Current Assets of Mountainside in the accompanying March 31, 2010 balance sheet. Included in the pre-tax earnings of Mountainside for the three and nine month periods ended March 31, 2010 as a result of the judgment is $1,829, composed of total of the $1,560 payment plus $266 of accrued judgment interest. Also included in pre-tax earning of Mountainside for three and nine month periods ended March 31, 2010 are legal expenses related to the litigation with the buyer claim and SunLink’s counterclaim. Under the terms of the asset sale agreement, SunLink has the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer of the asset sale agreement. No amount of any possible recovery of legal fees has been accrued as of March 31, 2010. The retained assets and liabilities of Mountainside are shown in current assets and current liabilities on the consolidated balance sheet. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the claims.

Life Sciences and Engineering Segment - SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine month periods ended March 31, 2010 and 2009, respectively, were the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest cost	$18	$18	$54	$54
Expected return on assets	(11)	(13)	(33)	(38)
Amortization of prior service cost	11	9	32	27

Net pension expense	$18	$14	$53	$43

SunLink did not contribute to the plan in the nine months ended March 31, 2010. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2010.

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

Note 5. – Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company recognized $10 and $26, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the nine months ended March 31, 2010 and 2009, the Company recognized $33 and $173, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the nine months ended March 31, 2010 and 28,000 share options granted during the nine months ended March 31, 2009.

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

Fair Value of Financial Instruments - The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its relatively short maturity period - six years.

In December 2007, the FASB issued new accounting guidance related to the accounting for no controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12 – Noncontrolling Interest)

Note 7. – Receivables- net

Summary information for receivables is as follows:

	March 31, 2010	June 30, 2009
Accounts receivable (net of contractual allowances)	$36,662	$36,077
Less allowance for doubtful accounts	(17,026)	(14,961)

Receivables - net	$19,636	$21,116

Net revenues included increases of $624 and $119 for the three months ended March 31, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $1,084 and $391 for the nine months ended March 31, 2010 and 2009, respectively, for the settlements of prior year Medicare and Medicaid cost reports.

Note 8. – Goodwill And Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	March 31, 2010	June 30, 2009
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	266	266

	896	896
Accumulated Amortization	(386)	(301)

	$510	$595

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769
Noncompetition Agreements	290	290

	12,859	12,859
Accumulated Amortization	(1,415)	(867)

	11,444	11,992

Total	$11,954	$12,587

Amortization expense was $211 and $240 for the quarters ended March 31, 2010 and 2009, respectively. Amortization expense was $633 and $692 for the nine months ended March 31, 2010 and 2009, respectively.

Goodwill consists of the following:

	March 31, 2010	June 30, 2009
Healthcare Facilities Segment	$2,515	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,453

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2010	June 30, 2009
Term Loan	$31,273	$32,587
Capital lease obligations	62	108

Total	31,335	32,695
Less current maturities	(1,796)	(1,808)

	$29,539	$30,887

SunLink Credit Facilities—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at March 31, 2010) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at March 31, 2010) (the “Term Loan”). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $40,670 at March 31, 2010. Costs and fees related to execution of the Credit Facility were $2,179. The fees will be amortized over seven years at approximately $317 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $100 and $293, respectively, for the quarter and nine months ended March 31, 2010 and $95 and $282, respectively, for the quarter and nine months ended March 31, 2009. Accumulated amortization was approximately $731 and $343 at March 31, 2010 and 2009, respectively. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Agreement. We believe we are currently in compliance with such covenants based upon an interpretation of various covenant definitions we believe reasonable but about which there can be no certainty. Thus no assurance is given that our interpretation could not be challenged by our lenders or that we will be able to continue in compliance with all of the terms and conditions of the Credit Facility in subsequent fiscal quarters. If we fail to remain in compliance with the Credit Facility, we would cease to have a right to draw on the Credit Facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding thereunder.

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	March 31, 2010	June 30, 2009
Carmichael	$2,700	$2,850
Less current maturities	(300)	(300)

	$2,400	$2,550

Carmichael Loan – On April 22, 2008, SunLink Scripts Rx, LLC entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of the note and accrued interest. The note is subordinate to our Credit Facility.

Note 11. – Income Taxes

Income tax expense of $391 ($535 federal tax expense and $144 state tax benefit) and income tax expense of $1,159 ($837 federal tax benefit and $322 state tax benefit) was recorded for the three months ended March 31, 2010 and 2009, respectively. Income tax expense of $609 ($753 federal tax expense and $144 state tax benefit) and $509 ($260 federal tax expense and $249 state tax expense) was recorded for the nine months ended March 31, 2010 and 2009, respectively. The high effective income tax rate of 51.7% for the nine months ended March 31, 2010 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during the nine months.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2010, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,785. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through March 31, 2010:

Balance at July 1, 2008	58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	27
Reductions for tax positions of prior years	(23)

Balance at March 31, 2010	70

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

We classify interest accrued on tax deficiencies as tax expense and classify income tax penalties as tax expense. At March 31, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $14 and we had recorded no related accrued penalties.

Note 12. – Noncontrolling Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians, most of whom practice at that facility. The noncontrolling interest reported reflects these physicians ownership interest at March 31, 2010. The results of operations for the period from February 1, 2008 to March 31, 2010 were a loss and did not impact the physicians’ ownership interest. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interest in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009 and has retroactively adjusted the accompanying June 30, 2009 condensed consolidated balance sheet to conform to this accounting standard and the March 31, 2010 presentation.

Note 13. – Comprehensive Earnings

Our comprehensive earnings include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on our reserve for the Beldray Guarantee (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net earnings	$1,646	$949	$1,618	$21
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	49	62	64	395

Comprehensive income	$1,695	$1,011	$1,682	$416

Note 14. – Commitments and Contingencies

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont sought to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont sought reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also sought a declaratory judgment to the effect that PMH could retain certain payments it received or likely would receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also sought recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleged that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contended qualified as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payments made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constituted “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH was held liable to SunLink for damages in the net amount of $1,056 ($1,560 in DSH payments minus $504 SHCJ owed PMH pursuant to the Agreement), plus prejudgment interest from August 11, 2006 to November 11, 2008 at the legal rate of 7%, and post-judgment interest after November 11, 2008 at the legal rate of 7%. Piedmont appealed the ruling of the Superior Court to the Georgia Court of Appeals. On November 30, 2009, the Georgia Court of Appeals affirmed the judgment in favor of SunLink in all respects. In December of 2009, Piedmont filed a petition for certiorari requesting that the Georgia Supreme Court hear the case. SunLink opposed the petition, and on May 3, 2010 the Georgia Supreme Court declined to hear the appeal. Therefore, SunLink has recorded a receivable of $1,325 for the judgment amount plus pre-judgment and post-judgment interest, and offset the amounts owing to PMH. The receivable is included in the accompanying March 31, 2010 balance sheet, and the benefit associated therewith is included in earnings from discontinued operations in the consolidated statement of earnings for the three and nine months ended March 31, 2010. Under the terms of the asset sale agreement, SunLink has the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer of the asset sale agreement.

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

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England which sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, SunLink, to account for, repay or restore such funds to the liquidator of KRUG UK. This application was settled in April 2010 with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 to the settlement with SunLink paying the difference of $920.

SunLink’s current liabilities at March 31, 2010, included $920 for this payment. SunLink expensed $342 in the three and nine months ended March 31, 2010 to increase the recorded liability to the settlement amount and the amount is included in results of discontinued operations for those periods. SunLink also expensed $196 in the quarter ended March 31, 2010 for legal costs to defend against the claim. This expense was offset by $332 of insurance reimbursement for legal expenses paid by SunLink’s insurer. As a result of the settlement of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for the assets of KRUG UK.

Additional contingent obligations, other than with respect to our existing operations, include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink provided an accrual at March 31, 2010 related to the Beldray Lease Guarantee, as discussed above. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to these liquidations.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2010 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year (2011)	$1,796	$300	$3,178	$546	$2,380	$221

2 years (2012)	1,766	300	1,484	—	2,241	200
3 years (2013)	1,750	300	895	—	2,103	176
4 years (2014)	1,750	300	469	—	1,967	152
5 years (2015)	1,750	300	397	—	1,830	128
5 years +	22,523	1,050	1,000	—	1,760	104

	$31,335	$2,550	$7,423	$546	$12,281	$981

At March 31, 2010, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2010 is a liability of $205 for two physician guarantees. During the three and nine months ended March 31, 2010, SunLink expensed $85 and $214 on physician guarantees and recruiting for the three months ended March 31, 2010 and 2009, respectively and expensed $517 and $598 on physician guarantees and recruiting for the three and nine months ended March 31, 2009, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2010.

Note 15. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $147 and $118 for legal services to these law firms in the three months ended March 31, 2010 and 2009, respectively, and $399 and $433 for the nine months ended March 31, 2010 and 2009, respectively.

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter and nine months ended March 31, 2010 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2010

Net Revenues from external customers	$39,508	$12,219	$—	$51,727
Operating profit (loss)	3,490	(176)	(1,664)	1,650
Depreciation and amortization	1,179	411	112	1,702
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	326	141	8	475

Nine months ended March 31, 2010

Net Revenues from external customers	$114,620	$35,077	$—	$149,697
Operating profit (loss)	7,838	6	(4,069)	3,775
Depreciation and amortization	3,500	1,225	334	5,059
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	1,161	537	114	1,812

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2009

Net Revenues from external customers	$39,774	$13,789	$—	$53,563
Operating profit (loss)	3,572	60	(1,222)	2,410
Depreciation and amortization	1,249	384	100	1,733
Assets	70,193	28,147	10,788	109,128
Expenditures for property, plant and equipment	374	78	6	458

Nine months ended March 31, 2009

Net Revenues from external customers	$113,271	$36,728	$—	$149,999
Operating profit (loss)	6,170	1,051	(3,896)	3,325
Depreciation and amortization	3,670	1,138	329	5,137
Assets	70,193	28,147	10,788	109,128
Expenditures for property, plant and equipment	716	265	182	1,163

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our hospital and pharmacy operations;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our healthcare facilities and specialty pharmacy segments and our corporate office, including both software and hardware; and

•	the availability and competition from alternative drugs or treatments provided by our specialty pharmacy segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	weather-related events such as flooding, wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Corporate Business Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with the sale of our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we do consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs and other corporate objectives. We likewise evaluate our strategic alternatives on an on-going basis. In addition, as we have previously announced, we have recently engaged Fennebresque & Co. of Charlotte, NC as financial advisor to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

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

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2010	2009	% Change	2010	2009	% Change
Net Revenues - Healthcare Facilities	$39,508	$39,774	-0.7%	$114,620	$113,271	1.2%
Net Revenues - Specialty Pharmacy	12,219	13,789	-11.4%	35,077	36,728	-4.5%

Total Net Revenues	51,727	53,563	-3.4%	149,697	149,999	-0.2%
Costs and expenses	(50,077)	(51,153)	-2.1%	(148,264)	(146,674)	1.1%
Gain on sale of Home Health businesses	—	—	N/A	2,342	—	N/A

Operating profit	1,650	2,410	-31.5%	3,775	3,325	13.5%
Gain on sale of assets	—	—	N/A	—	180	N/A
Interest expense	(832)	(292)	184.9%	(2,610)	(2,818)	-7.4%
Interest income	3	22	-86.4%	12	39	-69.2%

Earnings (Loss) from continuing operations before income taxes	$821	$2,140	N/A	$1,177	$726	N/A

Healthcare Facilities Segment:
Admissions	2,009	2,269	-11.5%	5,717	6,445	-11.3%
Equivalent admissions	5,822	6,245	-6.8%	18,200	18,548	-1.9%
Surgeries	947	953	-0.6%	2,926	2,817	3.9%
Revenue per equivalent admission	$6,747	$6,369	5.9%	$6,285	$6,107	2.9%

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

Healthcare Facilities Segment

Net revenues for the quarter ended March 31, 2010 were $39,508 with a total of 5,822 equivalent admissions and revenue per equivalent admission of $6,747 compared to net revenues of $39,774 with a total of 6,245 equivalent admissions and revenue per equivalent admission of $6,369 for the quarter ended March 31, 2009. Net revenues for the nine months ended March 31, 2010 were $114,620 with a total of 18,200 equivalent admissions and revenue per equivalent admission of $6,285 compared to net revenues of $113,271 with a total of 18,548 equivalent admissions and revenue per equivalent admission of $6,107 for the nine months ended March 31, 2009.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Source
Medicare	39.7%	40.9%	38.7%	41.2%
Medicaid	14.2%	14.4%	15.6%	14.2%
Self pay	15.3%	12.9%	14.1%	12.8%
Commercial Insurance & Other	30.8%	31.8%	31.6%	31.8%

	100.0%	100.0%	100.0%	100.0%

The decrease in net revenues for the quarter ended March 31, 2010 was due to decreases in Medicare and commercial insurance revenue offset by an increase in self pay revenue and Medicaid revenue. Net Medicare revenues decreased $557, a 3.4% decrease from last year to $15,686 for the three months ended March 31, 2010. Management believes Medicare net revenues have decreased due to lower Medicare volumes resulting from patients deferring treatment until it is absolutely necessary. Commercial insurance revenues decreased $513, a 4.1% decrease from last year to $12,150 for the three months ended March 31, 2010. The Company believes the decrease in commercial insurance and other revenues is due to fewer patients having commercial insurance due to the current economic conditions. Self-pay net revenues increased $916, a 17.8% increase from last year to $6,058 for the three months ended March 31, 2010. The increase in self-pay net revenues is due to higher self-pay admissions resulting from more uninsured patients.

The increase in net revenues for the nine months ended March 31, 2010 was due to increases in Medicaid and self-pay revenues offset by a decrease in Medicare revenue. Medicaid revenue increased $1,760, a 10.9% increase from last year to $17,844 for the nine months ended March 31, 2010 as compared to the prior year’s period due to revenue from state indigent care programs and more patients applying and qualifying for Medicaid coverage. Our healthcare facilities have increased their efforts to assist such patients to qualify for Medicaid. Net self pay revenues increased $1,616, an 11.1% increase from last year to $16,115 for the nine months ended March 31, 2010 and increased to 14.1% of net revenues from 12.8% last year. Medicare revenues decreased $2,281, a 4.9% decrease from last year to $44,387 for the nine months ended March 31, 2010 and decreased to 38.7% of net revenues from 41.2% last year. Management believes Medicare net revenues have decreased due to lower Medicare volumes resulting from patients deferring treatment until it is absolutely necessary.

Net revenue for the three months ended March 31, 2010 and 2009 included $1,679 and $1,442, respectively, from state indigent care programs. Net revenues included an increase of $624 and $119 for the three months ended March 31, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenue for the nine months ended March 31, 2010 and 2009 included $2,629 and $2,082, respectively, from state indigent care programs. Net revenues for the nine months ended March 31, 2010 and 2009 included $1,084 and $391, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

We added seven net new doctors during the year ended June 30, 2009 and six net new doctors during the nine months ended March 31, 2010. During the three and nine months ended March 31, 2010, SunLink expensed $85 and $517 on physician guarantees and recruiting for the three months ended March 31, 2010 and 2009, respectively and expensed $517 and $598 on physician guarantees and recruiting for the three and nine months ended March 31, 2009, respectively. We also have expended approximately $3,513 for capital expenditures to upgrade services and facilities since July 1, 2008.

We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended March 31, 2010 was $12,219, a decrease of $1,570, or 11.4%, from $13,789 for the three months ended March 31, 2009. The decrease resulted from a decrease in pharmacy revenue, primarily one infusion therapy drug prescribed for premature babies at high risk for lung disease. The major revenue source for the infusion therapy drug is Louisiana Medicaid, which has reduced the utilization of the drug this fiscal year. This reduced utilization decreased Specialty Pharmacy revenue by $1,567 and $1,950 for three and nine months ended March 31, 2010, respectively. For the nine months ended March 31, 2010, Specialty Pharmacy net revenue was $35,077, a decrease of $1,651, or 4.5%, from $36,728 for the nine months ended March 31, 2009.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $36,447 and $35,551 for the three months ended March 31, 2010 and 2009, respectively, and $109,575 and $106,313 for the nine months ended March 31, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Salaries, wages and benefits	44.5%	44.1%	45.9%	46.1%
Provision for bad debts	15.9%	14.0%	16.1%	14.4%
Supplies	9.8%	9.4%	10.1%	9.5%
Purchased services	6.3%	6.2%	6.7%	6.8%
Other operating expenses	10.8%	10.1%	11.7%	11.5%
Rent and lease expense	1.9%	1.8%	1.9%	1.9%
Depreciation and amortization expense	3.0%	3.1%	3.1%	3.2%

Salaries, wages and benefits expense as a percentage of net revenues increased slightly in the three months ended March 31, 2010 compared to the same period in the prior year due to increased employed physicians. Supplies increased in the three months and nine months ended March 31, 2010 due to an increase in the cost of implants as compared to the same periods in the prior year.

Provision for bad debts increased as a percentage of net revenue in the three and nine months ended March 31, 2010 compared to the prior year periods due to higher self-pay revenues, increased coinsurance and deductible amounts that insured persons have to pay and the overall increased aging of accounts receivable due to self pay receivables taking longer to collect than other payor receivables. This overall increase in the aging of accounts receivable required a higher allowance for bad debts. Self-pay revenues increased $1,616 or 11.1% in the nine months ended March 31, 2010 compared to the comparable prior year period and $916 or 17.8% in the three months ended March 31, 2010 compared to the comparable prior year period.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $12,396 and $13,729 for the three months ended March 31, 2010 and 2009, respectively, and $35,071 and $35,677 for the nine months ended March 31, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of Goods Sold	69.1%	72.6%	68.5%	68.9%
Salaries, wages and benefits	14.7%	13.3%	15.2%	14.6%
Provision for bad debts	7.2%	5.9%	5.1%	5.1%
Supplies	0.5%	0.4%	0.5%	0.4%
Purchased services	3.4%	2.3%	3.7%	2.7%
Other operating expenses	3.0%	1.9%	3.1%	2.4%
Rent and lease expense	0.1%	0.5%	0.4%	0.5%
Depreciation and amortization expense	3.4%	2.8%	3.5%	2.1%

Cost of goods as a percent of net revenue decreased in the three and nine months ended March 31, 2010 as compared to the prior year due to sales product mix. Decreased sales of certain high volume infusion therapy products, which have a higher cost of sales as a percentage of revenue, resulted in the decreased costs of goods sold during in the current year. Salaries, wages and benefits increased as a percent of net revenue in the three and nine months ended March 31, 2010 as compared to the prior year primarily due to increased staffing in the accounting and business office areas needed for implementing and improving system controls and procedures. Salaries, wages and benefits also increased $135 for the nine months ended March 31, 2010, respectively. The provision for bad debts as a percent of net revenues increased during the three months ended March 31, 2010 as compared to the same period last year due to increased reserve needed for aged pharmacy receivables and write-off of aged DME receivables. The provision for bad debts as a percentage of net revenue was unchanged for the nine months ended March 31, 2010 and 2009.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,233 and $1,441 for the three months ended March 31, 2010 and 2009, respectively, and $3,617 and $4,251 for the nine months ended March 31, 2010 and 2009, respectively. The decrease in the nine months ended March 31, 2010 was primarily due to a decrease in corporate overhead expense for the Specialty Pharmacy Segment in the current year’s quarter compared to the same quarter of the prior year.

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

Operating Profit

SunLink had an operating profit of $1,650 and $2,410 for the three months ended March 31, 2010 and 2009, respectively. Operating profit for the nine months ended March 31, 2010 was $3,775 compared to operating profit of $3,325 last year. The decrease in operating profit for the three months ended March 31, 2010 compared to the prior year period resulted from the lower net revenues of both operating segments and increased bad debt expense. The increase in operating profit in the nine months ended March 31, 2010 compared to the operating profit in the prior year periods was due to sale of three home health businesses in September 2009.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Interest Expense

Interest expense was $832 and $292 for the three months ended March 31, 2010 and 2009, respectively, and was $2,610 and $2,818 for the nine months ended March 31, 2010 and 2009, respectively. Interest expense for the three and nine months ended March 31, 2010 decreased from the same periods last year due to decreased debt. The increase in current year’s interest expense as compared to interest expense the prior year resulted from the accrual of derivative interest expense of $291 and $601 recorded in the three and nine months ended March 31, 2009, respectively, related to the Carmichael acquisition. The former owners of Carmichael (“Sellers”) received 334,448 common shares of SunLink as partial consideration for SunLink’s purchase of Carmichael in April 2008. SunLink was obligated to pay to the Sellers the difference between market value at the business sale date and price per share received for any shares sold less $1 per share if these shares were sold within a year. The derivative interest expense of $291 and $601 for the three and nine months ended March 31, 2009 resulted from the change in the calculated liability for the obligation. In March 2009, SunLink and the Sellers reached an agreement to cancel SunLink’s share price guarantee in exchange for a one-year extension of the consulting agreement with one of the Sellers, assumption by SunLink of $227 of disputed pre-acquisition expenses that SunLink determined were the obligation of the Sellers, and payment by SunLink of certain post closing items.

Income Taxes

Income tax expense of $391 ($535 federal tax expense and $144 state tax benefit) and income tax expense of $1,159 ($837 federal tax benefit and $322 state tax benefit) was recorded for the three months ended March 31, 2010 and 2009, respectively. Income tax expense of $609 ($753 federal tax expense and $144 state tax benefit) and $509 ($260 federal tax expense and $249 state tax expense) was recorded for the nine months ended March 31, 2010 and 2009, respectively. The high effective income tax rate of 51.7% for the nine months ended March 31, 2010 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during the nine months.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2010, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,785. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the

Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $430 ($0.05 per fully diluted share) for the quarter ended March 31, 2010 compared to earnings from continuing operations of $981 ($0.12 per fully diluted share) for the quarter ended March 31, 2009. The decreased earnings in the current year’s quarter resulted from the lower operating profit and higher interest expense as compared to the same quarter in the prior year. Earning from continuing operations was $568 ($0.07 earnings per fully diluted share) for the nine months ended March 31, 2010 compared to earnings from continuing operations of $217 ($0.03 per fully diluted share) for the comparable period last year. Earnings from continuing operations in the current year’s nine months results increased from the same period last year due to the sale of three of our home health agencies in September 2009.

Earnings from discontinued operations of $1,050 for the nine months ended March 31, 2010 resulted from the Mountainside Medical Center earnings from operations of $1,389 which resulted from a litigation settlement, $298 of losses attributable to our former KRUG UK operations which resulted from a litigation settlement and defense cost and $41 resulting from domestic pension items relating to discontinued operations. Earnings from discontinued operations of $1,216 for the three months ended March 31, 2010 resulted from the Mountainside Medical Center earnings from operations of $1,417 which resulted from litigation settlement, $183 of losses attributable to our former KRUG UK operations which resulted from a litigation settlement and a defense cost and $18 resulting from domestic pension items relating to discontinued operations.

Net earnings for the quarter ended March 31, 2010 was $1,646 ($0.20 per fully diluted share) compared to net earnings of $949 ($0.12 earnings per fully diluted share) for the quarter ended March 31, 2009. Net earnings for the nine months ended March 31, 2010 was $1,618 ($0.20 per fully diluted share) compared to net earnings of $21 ($0.00 loss per fully diluted share) for the nine months ended March 31, 2009.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Ebitda, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended March 31, 2010 and 2009, respectively, is shown below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Healthcare Facilties Adjusted EBITDA	$4,236	$5,470	$8,544	$10,626
Specialty Pharmacy Adjusted EBITDA	234	445	1,230	2,189
Corporate overhead costs	(1,117)	(1,339)	(3,281)	(3,920)
Taxes and interest expense	(1,591)	(1,755)	(3,492)	(3,911)
Other non-cash expenses and net change in operating assets and liabilities	(219)	(1,761)	(1,419)	(4,712)

Net cash provided by operations	$1,543	$1,060	$1,582	$272

Liquidity and Capital Resources

We generated $1,582 of cash from operating activities during the nine months ended March 31, 2010 compared to $272 of cash used in operating activities during the comparable period last year. The cash generated from operations in the current quarter resulted mainly from decreased accounts receivable and third party payor settlements receivable offset by decreases in income taxes payable.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at March 31, 2010) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at March 31, 2010) (the “Term Loan”). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $40,670 at March 31, 2010. Costs and fees related to execution of the Credit Facility were $2,179. The fees will be amortized over seven years at approximately $317 a year and are recorded in other assets and other non-current assets. Amortization expense was approximately $100 and $293, respectively, for the quarter and nine months ended March 31, 2010 and $95 and $282, respectively, for the quarter and nine months ended March 31, 2009. Accumulated amortization was approximately $731 and $343 at March 31, 2010 and 2009, respectively. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Agreement. We believe we are currently in compliance with such covenants based upon an interpretation of various covenant definitions we believe reasonable but about which there can be no certainty. Thus no assurance is given that our interpretation could not be challenged by our lenders or that we will be able to continue in compliance with all of the terms and conditions of the Credit Facility in subsequent fiscal quarters. If we fail to remain in compliance with the Credit Facility, we would cease to have a right to draw on the Credit Facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding thereunder.

Subject to the forgoing, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months. Our primary sources of liquidity are cash generated from continuing operations and availability under the Credit Facility. The total availability of credit under all components of the Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of approximately $40,670 at March 31, 2010, of which $31,273 was outstanding under the Term Loan and $2,100 was outstanding under the Revolving Loan. The current remaining availability under the Revolving Loan of approximately $7,297 at March 31, 2010 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of the Management’s Discussion and Analysis (“MD&A”), as well as continued lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of the MD&A, as well as continued lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

We expended $1,812 for capital improvements during the nine months ended March 31, 2010 and expect to spend approximately $500 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities Segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy Segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2010 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2011)	$1,796	$300	$3,178	$546	$2,380	$221

2 years (2012)	1,766	300	1,484	—	2,241	200
3 years (2013)	1,750	300	895	—	2,103	176
4 years (2014)	1,750	300	469	—	1,967	152
5 years (2015)	1,750	300	397	—	1,830	128
5 years +	22,523	1,050	1,000	—	1,760	104

	$31,335	$2,550	$7,423	$546	$12,281	$981

At March 31, 2010, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2010 is a liability of $205 for two physician guarantees. SunLink expensed $171 and $214 on physician guarantees and recruiting for the three months ended March 31, 2010 and 2009, respectively and expensed $517 and $598 on physician guarantees and recruiting for the nine months ended March 31, 2010 and 2009, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2010.

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

At March 31, 2010, we had outstanding long-term debt and subordinated debt of $34,035 of which $31,273 was incurred under the SunLink 2008 Credit Facility, $2,700 was incurred under the subordinated loan, and $62 was related to capital leases. Also outstanding at March 31, 2010 was a revolving line of credit loan of $2,100.

Discontinued Operations

SunLink sold its former U.K. housewares manufacturing subsidiary, Beldray Limited (“Beldray”), to two of its managers in October 2001. Beldray has since entered into administrative receivership and being liquidated under the administration of its primary lender.

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England which sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, SunLink, to account for, repay or restore such funds to the liquidator of KRUG UK. This application was settled in April 2010 with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010.

SunLink’s other current expenses in current liabilities at March 31, 2010, included $920 for this payment. SunLink expensed $342 in the three and nine months ended March 31, 2010 to increase the recorded liability to the settlement amount and is included in results of discontinued operations for those periods. SunLink also expensed $196 in the quarter ended March 31, 2010 for legal costs to defend against the claim. This expense was offset by $332 of insurance reimbursement for legal paid by SunLink’s insurer. As a result of the settlement of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

Legal Proceedings

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont sought to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont sought reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also sought a declaratory judgment to the effect that PMH could retain certain payments it received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also sought recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contended qualified as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payments made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constituted “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH was held liable to SunLink for damages in the net amount of $1,056 ($1,560 in DSH payments minus $504 SHCJ owed PMH pursuant to the Agreement), plus prejudgment interest from August 11, 2006 to November 11, 2008 at the legal rate of 7%, and post-judgment interest after November 11, 2008 at the legal rate of 7%. Piedmont appealed the Superior Court of Cobb County, Georgia ruling to the Georgia Court of Appeals. On November 30, 2009, the Georgia Court of Appeals affirmed the judgment in favor of SunLink in all respects. In December of 2009, Piedmont filed a petition for certiorari requesting that the Georgia Supreme Court hear the case. SunLink opposed the petition, and on

May 3, 2010 the Georgia Supreme Court declined to hear the appeal. Therefore, SunLink has recorded a receivable of $1,325 for the judgment amount plus prejudgment and post-judgment interest, and offset the amounts owing to PMH. The receivable is included in the accompanying March 31, 2010 balance sheet, and the benefit associated therewith is included in earnings from discontinued operations in the consolidated statement of earnings for the three and nine months ended March 31, 2010. Under the terms of the asset sale agreement, SunLink has the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer of the asset sale agreement. No amount of any possible recovery of legal fees has been accrued as of March 31, 2010.

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

On August 6, 2007 the liquidator in an insolvency proceeding in the United Kingdom involving SunLink’s former subsidiary KRUG International (UK) Limited (“KRUG UK”) made an application in The Birmingham County Court in Birmingham, England which sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink, the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK Limited was improper as, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, SunLink, to account for, repay or restore such funds to the liquidator of KRUG UK. This application was settled in April with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010.

SunLink’s other current expenses in current liabilities at March 31, 2010, included $920 for this payment. SunLink expensed $342 in the three and nine months ended March 31, 2010 to increase the recorded liability to the settlement amount and is included in results of discontinued

operations for those periods. SunLink also expensed $196 in the quarter ended March 31, 2010 for legal costs to defend against the claim. This expense was offset by $332 of insurance reimbursement for legal paid by SunLink’s insurer. As a result of the settlement of this claim and the U.K. liquidation proceedings against KRUG UK, SunLink expects KRUG UK to be wound-up in liquidation in the UK and has fully reserved for any assets of KRUG UK.

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

Sarbanes-Oxley Section 404

We are in the third year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) under which our management must report on, as of March 31, 2010, and our independent auditors must attest to, as of June 30, 2010, our internal controls over financial reporting as required by Sarbanes-Oxley. See “Management’s Report over Internal Controls Reporting” in Item 4T of this Quarterly Report for our assessment. We are establishing the process to update our documentation and perform testing of internal controls for the Company. Legislation has been introduced in the U.S. House of Representatives which would exempt public companies which are not accelerated filers from the obligation to have their independent auditors attest to the company’s internal controls over financial reporting. We cannot predict if or when any said legislation may become law.

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

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $147 and $118 for legal services to these law firms in the three months ended March 31, 2010 and 2009, respectively, and $399 and $433 for the nine months ended March 31, 2010 and 2009, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 Credit Facility. At March 31, 2010, borrowings under the facility of $33,011 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $330 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

As previously discussed, on August 28, 2009, we announced that the unaudited financial statements contained in our quarterly reports on Form 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, should not be relied upon and that we expected such financial statements to be restated due to the impact of post-acquisition non-cash accounting errors at Carmichael. We filed amendments to our Form 10-Qs for such periods on

September 25, 2009. In light of the restatements and the ongoing nature of our remediation efforts, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting at Carmichael described above, SunLink had a corresponding weakness in our disclosure controls and procedures such that our internal controls and procedures were not effective as of June 30, 2009 and March 31, 2010.

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

Changes in Internal Controls over Financial Reporting—Except as described above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2007, the liquidator of KRUG International (UK) Limited (“KRUG UK”) made an application in the Birmingham County Court in Birmingham, England, in which the liquidator is seeking a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper, among other things, as KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator seeks to have the court order the former directors or, in the alternative, the Company, to account for, repay or restore such funds plus interest to the liquidator of KRUG UK. In connection with the allegations in the application of breach of fiduciary duty by the directors of KRUG UK in approving such transfer of funds, SunLink has indemnification obligations to the former directors of KRUG UK. This application was settled in April with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010.

On July 13, 2006, Piedmont Healthcare, Inc. (“PHI”) and Piedmont Mountainside Hospital, Inc. (“PMH”) (collectively the “Plaintiffs” or “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging breach of the Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004 by and among PMH, Piedmont Medical Center, Inc. (n/k/a PMI), Southern Health Corporation of Jasper, Inc. (“SHCJ”), SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) pursuant to which the Mountainside Medical Center was sold to PMH in June 2004. Specifically, Piedmont sought to have SunLink reimburse Piedmont for certain costs associated with an alleged indigent and charity care shortfall of Piedmont Mountainside Hospital (formerly Mountainside Medical Center) for the fiscal year ended June 30, 2004 demanded by the Georgia Department of Community Health (“DCH”). In addition, Piedmont sought reimbursement for funds allegedly recouped from PMH by DCH in respect of Medicaid Cost Report settlements and adjustments for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. Piedmont also sought a declaratory judgment to the effect that PMH could retain certain payments it received or likely will receive from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals. Piedmont also sought recovery of costs and attorney’s fees pursuant to the Agreement and under Georgia Law.

On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim. In the Counterclaim, SHCJ alleges that PMH breached the Agreement by failing to reimburse SHCJ for certain Medicaid Cost Report adjustments for the reporting periods ended June 30, 1999, and June 30, 2000, as well as funds paid to PMH from the DCH’s Indigent Care Trust Fund for Disproportionate Share Hospitals, which payments Defendants contended qualified as “excluded assets” not sold to PMH under the Agreement. SHCJ also alleged that PMH breached the Agreement by failing to cooperate with SHCJ in an appeal of certain Medicaid Cost Reports settlements for the reporting periods ended June 30, 2002, June 30, 2003 and May 31, 2004. SHCJ further alleged that Piedmont breached its obligations to guarantee PMH’s payment and performance of its obligations under the Agreement. SunLink sought a declaratory judgment regarding the parties’ rights in respect of the Medicaid Cost Report settlements and adjustments, as well as the payments made under the Indigent Care Trust Fund. Also, Defendants sought to recover their costs and attorney’s fees pursuant to the Agreement and under Georgia law.

On October 13, 2008, the Superior Court of Cobb County, Georgia, ruled in SunLink’s favor and determined that the May and August 2006 DSH payments constituted “excluded assets” not sold to PMH under the Agreement and, therefore, the right to receive the payments belonged to SunLink. By PMH retaining the payments for itself and failing to pay an equivalent amount of money to SunLink, PMH was in breach of the agreement. PMH was held liable to SunLink for damages in the net amount of $1,056 ($1,560 in DSH payments minus $504 SHCJ owed PMH pursuant to the Agreement), plus prejudgment interest from August 11, 2006 to November 11, 2008 at the legal rate of 7%, and post-judgment interest after November 11, 2008 at the legal rate of 7%. Piedmont appealed the Superior Court of Cobb County, Georgia ruling to the Georgia Court of Appeals. On November 30, 2009, the Georgia Court of Appeals affirmed the judgment in favor of SunLink in all respects. In December of 2009, Piedmont filed a petition for certiorari requesting that the Georgia Supreme Court hear the case. SunLink opposed the petition, and on May 3, 2010 the Georgia Supreme Court declined to hear the appeal. Therefore, SunLink has recorded a receivable of $1,325 for the judgment amount plus prejudgment and post-judgment interest, offset the amounts owing to PMH. The receivable is included in the accompanying March 31, 2010 balance sheet, and the benefit associated therewith is included in earnings from discontinued operations in the consolidated statement of earnings for the three and nine months ended March 31, 2010. Under the terms of the asset sale agreement, SunLink has the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer of the asset sale agreement. No amount of any possible recovery of legal fees has been accrued as of March 31, 2010.

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

Dated: May 17, 2010