Form 10-K
period 2010-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2010-10-12
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Shares without par value	NYSE Amex Equities

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes  ☐    No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 30, 2010, there were 8,081,732 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2009 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $9,125,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 8, 2010, have been incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	the competitive nature of the U.S. community hospital, homecare, and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of new long-term financing to replace our current credit agreement lender;

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansion and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our Healthcare Facilities and Specialty Pharmacy Segments, including both software and hardware;

•	the availability and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	weather-related events such as flooding, and wind damage and population evacuations affecting areas in which we operate, including Louisiana and South Georgia.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare facilities and specialty pharmacy services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers, competitive bidding and other reforms).

Acquisition Related Matters

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	Assumed liabilities discovered subsequent to an acquisition;

•	Our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We are a provider of healthcare services in certain rural and exurban markets in the United States. References to our specific operations refers to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refers to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Through our subsidiaries, we operate a total of seven community hospitals in four states. Six of the community hospitals are owned and one is leased. Our community hospitals are acute care hospitals and have a total of 402 licensed beds. As part of our community hospital operations, we currently also operate (a) three nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds. Through a subsidiary acquired in April 2008, we also operate a specialty pharmacy business with four service lines. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”), HealthMont LLC (“HealthMont”) and SunLink ScriptsRx, LLC (“ScriptsRx”).

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

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA. In April 2008, our SunLink ScriptsRx, LLC subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. In September 2009, we sold three of our home health businesses located in Adel, GA, Clanton, AL and Fulton, MO.

Business Strategy: Operations, Acquisitions and Strategic Alternatives

SunLink’s business strategy is to focus its efforts on internal operations of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy and other corporate objectives. As we have previously announced, we have engaged Fennebresque & Co. of Charlotte, NC as financial advisor to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls.

Finally, our operational strategy for our Specialty Pharmacy Segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing sales, expanding services and implementing and maintaining effective cost controls.

Acquisitions

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy Segments. However, during the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale and monitored other selected rural and exurban healthcare acquisition targets which we believed might become available for sale.

When we seek to acquire pharmacy businesses, our acquisition strategy is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new rural and exurban markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

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

Extensive competition may exist for healthcare facility acquisitions, primarily from for-profit management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Competition for the acquisition of non-urban acute-care hospitals and other healthcare facilities could have an adverse impact on our ability to acquire such hospitals and other healthcare facilities on favorable terms or at all,

We consider prices paid by others in recent years for certain hospital acquisitions to be higher than we would be willing to pay but we believe there may be opportunities for acquisitions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for acquisitions of individual or groups of hospitals in the future from other for-profit hospital operators seeking to re-align the focus of their portfolios.

Even if opportunities to acquire not-for-profit hospitals improve, in recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe might have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for, and interest in, such reviews varies from state to state, the trend is toward increased governmental authority for review and review of such transactions including, in some cases, the imposition of requirements on the seller, the buyer or both as a condition to the approval of a not-for-profit corporation selling a healthcare facility. Accordingly, even if the costs of acquiring not-for-profit hospitals improve, governmental review may make it more difficult or expensive to complete any such acquisitions.

Our acquisition strategy for nursing homes operations is to acquire businesses in areas which are complementary to either our existing hospitals or our pharmacy business or which are located in rural or exurban markets.

As noted above, from time to time we may consider the disposition of one or more of our healthcare facilities, service lines or business segments, particularly if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

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

Owned and Leased Hospitals

All of our hospitals are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our seven community hospitals:

•

Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute-care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit (“ICU”) and a 33-bed medical/surgical/pediatrics unit. Chestatee is the only hospital in its primary service area of Lumpkin and Dawson Counties.

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

Hospital Operations

Utilization of Local Hospital Management Teams

We believe that the long-term potential of our hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each SunLink hospital has developed and continuously seeks to implement an operating plan designed to improve efficiency and increase revenue including, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

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

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management teams, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. The hospital generally guarantees a newly recruited physician a minimum level of gross receipts during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Our hospitals historically have not employed physicians but our hospitals do employ a number of physicians in markets where the hospital believes the use of an employed physician will allow the hospital to enhance its service offerings. Currently, of the 114 active staff physicians that have privileges at SunLink hospitals, 37 are employed by the hospitals. We continually evaluate each doctor and may terminate employment based on doctor performance and the needs of each facility.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facilities as of June 30, 2010 for the periods indicated.

	Fiscal Years Ended June 30,
	2008	2009	2010
Hospitals owned or leased at end of period	7	7	7
Licensed hospital beds (at end of period)	402	402	402
Hospital beds in service (at end of period)	327	327	327
Nursing home beds in service (at end of period)	261	261	261
Admissions	8,865	8,397	7,486
Equivalent Admissions(1)	25,390	24,548	24,127
Average length of stay (days)(2)	3.5	3.5	3.6
Patient days	31,388	29,512	26,623
Adjusted patient days(3)	88,929	86,080	85,181
Occupancy rate (% of licensed beds)(4)	21.39%	20.11%	18.14%
Occupancy rate (% of beds in service)(5)	26.30%	24.73%	22.31%
Net patient service revenues (in thousands)	$151,372	$151,925	$154,822
Net outpatient service revenues (in thousands)	$74,120	$75,676	$77,700
Net revenue per equivalent admissions	$5,962	$6,189	$6,417
Net outpatient service revenues (as a % of net patient service revenues)	48.97%	49.81%	50.19%

(1)

Equivalent admissions are a statistic used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general approximation of combined inpatient and outpatient volume.

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

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2008	2009	2010
Source
Medicare	70.1%	70.1%	71.8%
Medicaid	9.6%	9.1%	10.1%
Private and Other Sources	20.3%	20.8%	18.1%

Total	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from various payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2008	2009	2010
Source
Medicare	41.6%	40.6%	38.9%
Medicaid	14.1%	13.9%	12.6%
Private and Other Sources	44.3%	45.5%	48.5%

Total	100.0%	100.0%	100.0%

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

Managed Care and Efforts to Control Healthcare Costs

Each SunLink hospital is affected by its ability to negotiate service contracts with purchasers of group healthcare services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

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

The hospital industry, including all of SunLink’s hospitals, continues to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically we have responded to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs and adding or expanding certain inpatient and ancillary services. Currently we expect to continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. One of our facilities, Chilton Medical Center, has physician ownership and is subject to the ownership and expansion restrictions contained in the ACA. Because a majority of the measures contained in the ACA do not take effect until 2013 and 2014 and most of the rules and regulations that implement the provisions of the ACA have not been adopted or proposed, it is difficult to predict the impact the ACA will have on our facilities. However, it is possible that the implementation or interpretation of such rules and regulations or the provisions of the ACA could have an adverse effect on our financial condition and results of operations.

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

DRG rate increases were 3.6%, 2.1% and 2.35% for Federal fiscal years 2009, 2010 and 2011 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. In FY 2011 the market basket rate is affected by two such reduction factors. First as required by the Affordable Care Act, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of excess aggregate payments in FY 2008 and FY 2009 that do not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS is required to recoup the entire amount of FY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FY 2012. If the update factor does not adequately reflect increases in SunLink’s cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The ACA made a number of changes to Medicare which include but are not limited to:

•

Reduce market basket updates in Medicare payment rates for providers and incorporate adjustment for expected productivity gains. The market basket will be reduced by 0.25% for both FY 2010 and 2011, by 0.10% in FYs 2012 and 2013, by 0.30% in FY 2014, by 0.20% in 2015 and 2016, and by 0.75% in FYs 2017-2019.

•	Reduce Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•

Extension of the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the Medicare Modernization Act (“MMA”) effective for dates of service on or after January 1, 2010 through December 31, 2010.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2012.

•

Temporary expansion of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria are effective for FYs 2011 and 2012.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of ACA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2008, 2009, 2010 and 2011 the update factors were 3.3%, 3.6%, 2.1% and 2.35% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2010. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2010, 2009 and 2008.

Medicaid Inpatient and Outpatient Reimbursement

Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

In the recent past, the various states in which SunLink operates hospitals have initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions often are triggered by one or more of the following factors: an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries and significant increases in program utilization resulting from increased enrollment or budgetary pressures on the applicable states. The Federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”).

On February 17, 2009, President Obama signed into law the “American Recovery and Reinvestment Act of 2009” (“ARRA”) This law provides a temporary increase in the State FMAPs during a 9-calendar quarter recession adjustment period beginning October 1, 2008 and ending December 31, 2010.

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

Beginning in Georgia’s fiscal year ended June 30, 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all SunLink hospitals receive reimbursement from three different contractors instead of a single source. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, our hospitals have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the ARRA. The HITECH Act includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages; I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the available incentive payments. We believe our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. As a result of our prior costs expended on information technology systems, our previously existing information technology systems already possessed certain components required by our EHR project. We continue to refine our budgeted costs and the expected reimbursement associated with our EHR initiatives. We currently estimate that, at a minimum, the incremental total costs and capital expenditures incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative, although such incremental costs and capital expenditures will, to a great degree, predate the reimbursements.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RAC programs in place in all 50 states by 2010. We cannot predict when the RAC program will be implemented in the states in which we conduct our operations.

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

The ACA has expanded the RAC program to include Medicaid claims beginning on or after June 1, 2010.

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

SPECIALTY PHARMACY OPERATIONS

Our Specialty Pharmacy Segment is operated through SunLink ScriptsRx, LLC and is a pharmacy operations segment composed of four material service lines:

1.	Specialty Pharmacy Services (which are not presently conducted by any pharmacy subsidiaries in any of our healthcare facilities markets) which ordinarily include one or more of the following elements:

•

The provision of products relating to infusion therapy, enteral feeding services, oncology and chemotherapy drug administration, cardiac, diabetes, pain management, wound care, and psychiatric services;

•	Pharmaceutical or biological products administered via non-oral means, which are frequently through injectable or infusion therapies;

•	Products delivered to the patients via express package or hand delivery and requiring special handling such as constant refrigeration or having an extremely limited shelf life;

•	Products that generally are administered in a non-hospital setting, including the physician office, specialty clinic or patient’s home;

•	The provision of pharmaceuticals or biological products not managed under the traditional outpatient prescription drug benefit; and

•	Therapies that require complex care, patient education and continuous monitoring.

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

3.

Durable Medical Equipment Services, consisting primarily of products for patient-administered home care such as oxygen concentrators services, continuous positive airway pressure or CPAP machines, nebulizers, diabetes management products and prosthetics;

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

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the MMA and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing the cost containment mandates under the MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). The Centers for Medicare & Medicaid Services had planned to implement the competitive biding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. We were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our results of operation. The program has, however, been deferred indefinitely, and whether or not the program will be implemented in the future is unknown.

The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the new prescription drug benefit were adopted in 2005.

Under MMA Medicare Part B covered drugs and biological products that are not paid on a cost or are paid based on the average sales price (“ASP”) methodology. The ASP methodology uses quarterly drug pricing data submitted to the CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis. Principal products paid under the ASP methodology include certain oncology and renal dialysis drugs. There are exceptions to this general rule which are listed in the latest ASP quarterly change request (“CR”) document.

Beginning in January 2008, CMS’s outpatient prospective payment system began paying for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings. Such outpatient price represented a decrease from ASP + 6% and was part of a CMS plan to transition to even lower reimbursement rates of ASP +3% in calendar year 2009.

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

In late 2005, CMS conducted the first round of bidding for approved Part B CAP vendors. The Part B CAP was implemented on July 1, 2006. The 2009-2011 CAP vendor bidding period concluded on February 15, 2008. CMS received several qualified bids; however, contractual issues with the successful bidders resulted in the 2009 program being postponed by CMS in September 2008. As a result, CAP drugs were not available from an approved CAP vendor for dates of service after December 31, 2008.

At least one Medicaid program has adopted, and other Medicaid programs, some states and some private payors may be expected to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for additional drugs sold by our specialty pharmacy operations could reduce revenue and gross margins and could materially affect our current average wholesale price (“AWP”) based reimbursement structure with private payors.

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

Competition

There are many companies which provide one or more of the healthcare operations which comprise or may compete with our pharmacy operations. For example, home healthcare business companies, which may compete with our specialty pharmacy services, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations such as Amedisys, Inc., Apria Healthcare Group, Inc., Gentiva Health Services, Inc., and Walgreen Co. Specialty pharmacy companies range from local or regional pharmacies to large public companies such as Option Care, Inc., a subsidiary of Walgreen Co., CVS Caremark Corporation, Priority Healthcare Corporation and BioScrip, Inc. Institutional pharmacy companies likewise range from local or regional pharmacies to large public companies including PharMerica Corporation and Omnicare, Inc.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction and expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All four states in which SunLink currently operates hospitals (Alabama, Georgia, Mississippi and Missouri) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink currently operates nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

In addition, future healthcare facility acquisitions also may occur in states that require CONs. SunLink is unable to predict whether its healthcare facilities will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities.

Future healthcare facility acquisitions may occur in states that do not require CONs or which have less stringent CON requirements than the states in which SunLink currently operates healthcare facilities. Any healthcare facility operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

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

Emergency Medical Treatment and Active Labor Act

All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents himself to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

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

Conversion Legislation

Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, state attorneys generally have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes, can add additional time to the closing of a hospital acquisition. There can be no assurance that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire additional hospitals or increase our acquisition costs.

Specialty Pharmacy Segment Regulation

Overview

Much like our healthcare facility operations, the operations of our Specialty Pharmacy Segment are subject to various Federal and state statutes and regulations governing their operations including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Specialty Pharmacy Segment have obtained the permits and/or licenses required to conduct our specialty pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on our specialty pharmacy business, and our financial condition or results of operations.

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

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe our specialty pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to our specialty pharmacy operations, they could have an adverse effect on our ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicare program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

Advertising and Marketing Regulations

There are also other statutes and regulations which may affect advertising, marketing and distribution of pharmacy products by our specialty pharmacy services. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

Healthcare Regulations of General Application

Licensing Requirements

SunLink’s healthcare operations are subject to extensive Federal, state and local licensing requirements. In order to maintain their operating licenses, our healthcare facility operations must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to handle radioactive materials and operate certain equipment. All licenses, provider numbers, and other permits or approvals required to perform our business operations are held by individual subsidiaries of SunLink. Each of our hospital operating subsidiaries operates only a single hospital. All of SunLink’s hospitals, except the leased hospital in Dexter, Missouri, are fully accredited by the JCAHO.

Drugs and Controlled Substances

Various licenses and permits are required by our healthcare facilities and specialty pharmacy business in order to dispense narcotics and operate pharmacies. We are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration, or FDA, State Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

•	makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;

•	pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a Federal or state health program; or

•	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid, Medicare, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“DHHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a Federal or state healthcare program. Finally, HIPAA established enforcement mechanisms to combat fraud and abuse. These mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expanded the categories of persons that may be excluded from participation in Federal and state healthcare programs.

There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of the DHHS, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

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

A violation of the HIPAA regulations could result in civil money penalties of $1 per incident, up to a maximum of $25 per person, per year, per standard. HIPAA also provides for criminal penalties of up to $50 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100 and five years in prison for obtaining protected health information under false pretenses and up to $250 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the Federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our facilities. In addition, our facilities are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require healthcare facilities to use standard data formats and code sets established by the DHHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

The DHHS regulations establish electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. The uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. We believe that the management information systems at our facilities and at our corporate headquarters comply with HIPAA’s electronic data regulations and standards.

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA require the use of a series of security standards for the protection of electronic health information. The HIPAA security standards rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications.

Under the direction of SunLink’s Vice President, Technical and Compliance Services, and in conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, we have performed security assessments, and implemented individually tailored plans to apply required or addressable solutions and implemented a set of security policies and procedures. In addition, we developed and adopted an individually tailored comprehensive disaster contingency plan for each facility and presented a HIPAA security training program to all applicable personnel. SunLink believes it is in full compliance with all aspects of the HIPAA security regulations.

HIPAA National Provider Identifier

HIPAA also required DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our facilities have fully implemented use of a standard unique healthcare identifier by utilizing their employer identification number. DHHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. DHHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

Environmental Regulations

Our operations, especially our healthcare facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also generally are subject to various other environmental laws, rules and regulations.

SUNLINK OPERATIONS

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of the Director of Compliance and Reimbursement. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 30, 2010, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	61
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	51
Harry R. Alvis	Chief Operating Officer	65
George D. Shaunnessy	President – SunLink ScriptsRx, LLC	62
Jerome D. Orth	Vice President, Technical and Compliance Services	62
Jack M. Spurr, Jr	Vice President, Hospital Financial Operations	66

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

George D. Shaunnessy was President of SunLink ScriptsRx, LLC (formerly SunLink Homecare Services, LLC) from April 22, 2008 until October 1, 2010. Pursuant to the terms of his employment agreement, Mr. Shaunnessy will separate from his employment with the Company effective October 30, 2010. See the Company’s Current Report on Form 8-K filed October 7, 2010. Mr. Shaunnessy was President and Chief Executive Officer of MedImaging, Inc, from 2003 to December 2007, Managing Partner and Chief Executive Officer of Affiliated Management Services, Inc., from 1997 to April 2008, and President, Chief Executive Officer and a director of Housecall Medical Resources, Inc. from 1993 to 1997. From 1978 to 1993, Mr. Shaunnessy has held executive positions with National Healthcare, Inc., Foster Medical Home Health Care, a division of Avon Products, Charter Medical Corporation and Hospital Affiliates International, Inc.

Jerome D. Orth was Vice President, Technical & Compliance Services for the Company from February 1, 2001 until he separated from his employment with the Company on October 1, 2010. See the Company’s Current

Report on Form 8-K filed October 7, 2010. From January 1995 through January 2001, Mr. Orth was Vice President of Hospital Financial Operations for ValueMark Healthcare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From February 1987 through October 1994, Mr. Orth held various positions with Hallmark Healthcare Corporation, including Executive Director, Hospital Financial Management and Executive Director, Management Information Systems. Prior to 1987, Mr. Orth spent 12 years in various accounting, third party reimbursement and management positions with Hospital Corporation of America.

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

Consolidated Operations Risks

SunLink was not in compliance with certain financial covenants under its primary credit agreement (the “2008 Credit Facility”) at June 30, 2010. We received a waiver of the financial covenants violations for June 30, 2010. However under the waiver agreement, the termination date of the 2008 Credit Facility was shortened from April 22, 2015 to September 30, 2011, the interest rate paid for borrowed funds was increased and quarterly waiver fees were added.

We are seeking to refinance the 2008 Credit Facility with a new lender. We believe the Company will be able to refinance the borrowings, but there can be no assurance that we will be able to obtain new financing in the amount needed or at comparable terms. We believe that the Company should be able to continue in compliance with the financial covenants in our 2008 Credit Facility as revised, but there is also no assurance that we will be able to do so. Our ability to make the required debt service and increased interest payments under the 2008 Credit Facility depends on, among other things, our ability to generate sufficient cash flows from operating activities. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments through, or are unable to refinance or restructure our indebtedness prior to maturity at September 30, 2011, such failure could have material adverse effects on the Company.

If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations and a revolving loan facility to fund our cash requirements for working capital, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by increased uncollectible self-pay net revenues of our Healthcare Facilities Segments and the related increased provisions for bad debts, increased salaries expenses for employed physicians and decreased patient volume at our facilities as a result of economic conditions in the locations we serve. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows. We were not in compliance with certain financial covenants of our 2008 Credit Facility at June 30, 2010 but have received a waiver of the violations for that date. We currently have borrowing capacity under the revolving portion of the 2008 Credit Facility but there can be no assurance that we will be in compliance with the financial covenants as revised in the future. If non-compliance occurs, we may have no ability to borrow funds under the revolving portion of the 2008 Credit Facility. We are exploring a number of external liquidity generating transactions and are seeking to refinance our 2008 Credit Facility.

Additional debt or equity capital for significant capital investments may be required to achieve SunLink’s operational and growth plans, the inability to access capital may affect SunLink’s competitive position, reduce earnings, and negatively affect the value of your SunLink common stock.

SunLink’s operational and growth plans require significant capital investments. Significant capital investments are required for on-going and planned capital improvements at existing hospitals and may be required in connection with future capital projects either in connection with existing properties or future acquired properties. SunLink’s ability to make capital investments depends on numerous factors such as the availability of funds from operations and its credit facility and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity may be dilutive to shareholders. The failure to obtain funds necessary for the realization of SunLink’s plans could prevent SunLink from realizing its strategies and, in particular, could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on SunLink’s competitive position.

State laws may impair SunLink’s ability to acquire not-for-profit hospitals and increase their cost.

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

For the fiscal year ended June 30, 2010, our three Georgia hospitals generated approximately 45% of consolidated gross revenues for the year. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

DHHS regulations describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal. However, business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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

Over the past 21 years, SunLink has discontinued operations carried on by its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments and its former Mountainside Medical Center (by virtue of the sale of such facility whose original facility was one of our original hospitals). Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. Contingent obligations related to discontinued operations include potential product liability claims for products manufactured and sold before the disposal of our discontinued industrial segment in fiscal year 1989 and for guarantees of certain obligations of former subsidiaries. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to the discontinued operations.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 82% of its patient days and 51% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2010. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our community hospital operations derived approximately 49% of their net patient revenues for the fiscal year ended June 30, 2010 from private payors and other non-governmental sources who contributed approximately 18% of SunLink’s patient days. Our hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If we are unable to contain costs, especially in our hospital operations, through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

Risk Relating to our Specialty Pharmacy Business

Our specialty pharmacy service may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2010, our specialty pharmacy operations derived approximately 85% of their net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for approximately 53% of Carmichael’s total net sales in the fiscal year ended June 30, 2010. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 20% of Carmichael’s total net sales in the fiscal year ended June 30, 2010. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

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

Although we believe market penetration by large national companies into our existing market for our specialty pharmacy operations has not been substantial, we cannot assure you that one of more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the rural and exurban areas in which we conduct or may seek to conduct one or more of the components of our specialty pharmacy operations.

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

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicare on a timely basis or at all or at what rates. Adverse developments in any of these areas could have an adverse impact on our pharmacy business.

Other Risks

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under our $47,000 credit facility (of which approximately $30,000 of the term loan and $0 of the revolver were outstanding and approximately $8,200 was available to borrow at June 30, 2010) and our additional debt capacity is limited. Management and the board of directors of SunLink periodically have discussed the need to raise equity in the future and periodically have considered certain transactions which might be available to SunLink to raise equity. However, SunLink has not engaged any underwriter or placement agent with respect to any potential equity offering, nor has SunLink’s management made any specific proposal or recommendation to the SunLink board of directors with respect to the type of securities to be offered or the price at which any securities might be offered. Such transactions might include, among others, the sale of common shares to outsiders or the offer to existing shareholders of the right to acquire additional shares. While the board of directors has not decided to effect any equity transaction at this time, it may do so in the future. Any equity transaction could result in dilution in the value of existing shares.

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

On August 6, 2007, the liquidator in an insolvency proceeding in the United Kingdom involving the Company’s former subsidiary, KRUG International (UK) Limited (“KRUG UK”) made an application (the “Application”) in the Birmingham County Court in Birmingham, England, in which the liquidator sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper because, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, the Company, be required to account for, repay or restore such funds to the liquidator of KRUG UK. All claims of the liquidator in the Application were settled on April 13, 2010 and are no longer outstanding with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010. The Company cancelled all preferred stock of its subsidiary held by KRUG UK.

On July 13, 2006, Piedmont Healthcare, Inc. and Piedmont Mountainside Hospital, Inc. (collectively “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging that Southern Health

Corporation of Jasper, Inc., SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) breached an Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004, pursuant to which the Mountainside Medical Center was sold to Piedmont. On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim asserting breach of contract and related claims against Piedmont.

On November 21, 2008, the Superior Court of Cobb County, Georgia, entered Orders denying Piedmont’s motion for partial summary judgment and grating SunLink’s motion for partial summary judgment. On May 27, 2010, Piedmont paid SunLink $1,246 representing the amount of the judgment plus accrued interest minus an offset of $90 for a separate claim Piedmont was pursuing against SunLink.

SunLink is pursuing additional claims, including fees and costs. In response, Piedmont has announced they intend to seek an unspecified amount of attorneys’ fees related its claim for $90 and perhaps attorneys’ fees related to some other matters in the litigation. The trial court has scheduled a trial on all of the remaining claims for December 1 and 2, 2010.

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

SunLink common stock is listed on the NYSE Amex Equities exchange. SunLink’s ticker symbol is “SSY”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the NYSE Amex Equities exchange.

	Sale Prices of SunLink Common Shares
	High	Low
Fiscal 2010 (July 1, 2009—June 30, 2010)
Fourth Quarter	$3.63	$2.17
Third Quarter	4.19	1.44
Second Quarter	2.79	1.64
First Quarter	2.50	1.83
Fiscal 2009 (July 1, 2008—June 30, 2009)
Fourth Quarter	$2.40	$0.84
Third Quarter	1.37	0.60
Second Quarter	2.64	0.72
First Quarter	5.09	2.44

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

Holders

As of June 30, 2010 there were approximately 546 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2010 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Outside Directors’ Stock Ownership and Stock Option Plan	82,500	$2.26	0
2001 Long-term Stock Option Plan	38,125	$2.99	0
2005 Equity Incentive Plan	272,999	$6.37	437,051

	393,624	$5.26	437,051

Equity compensation plans not approved by security holders:
None	0	0	0

Total	393,624	$5.26	437,051

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex Equities exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Associations Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Paincare Holdings Inc., Rehabcare Group Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Equities Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

	6/05	6/06	6/07	6/08	6/09	6/10
SunLink Health Systems, Inc.	100.00	125.63	80.20	61.04	27.54	28.62
NYSE Amex Equities Composite	100.00	124.41	155.25	152.02	112.25	133.12
Hospitals Index	100.00	75.66	83.43	68.03	52.08	69.21

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2006, 2007, 2008, 2009 and 2010 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and Carmichael and the disposition of Mountainside Medical Center. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2006	2007	2008	2009	2010
Net revenues	$135,576	$143,645	$158,431	$198,055	$197,784
Earnings (loss) from continuing operations	4,181	1,577	2,009	1,067	(930)
Net earnings	3,909	1,396	1,616	912	102
Earnings (loss) per share from continuing operations:
Basic	0.58	0.21	0.26	0.13	(0.12)
Diluted	0.53	0.20	0.26	0.13	(0.12)
Net earnings per share:
Basic	0.54	0.19	0.21	0.11	0.01
Diluted	0.50	0.18	0.21	0.11	0.01
Total assets	74,303	77,843	111,624	107,383	98,490
Long-term debt, including current maturities	9,393	8,536	37,962	35,545	33,437
Shareholders’ equity	$34,352	$36,024	$40,244	$42,392	$42,692

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010, the estimates discussed below involve a higher degree of judgment and complexity.

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

2010—$16,508; and

2009—$14,961.

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

If net revenues during fiscal year 2010 were changed by 1%, our 2010 after-tax income from continuing operations would change by approximately $1,305 or diluted earnings per share of $0.16.

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

Receivables-net and Provision for Bad Debts (continued)
Our provision for bad debts, included in our results of operations, was as follows : 2010—$26,193; 2009—$23,334; and 2008—$22,013.

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

	Days Outstanding [1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	>180	Total
Medicare	$4,091	$487	$345	$113	$52	$29	$219	$5,336
Commercial	2,741	724	193	262	150	114	426	4,610
Medicaid	1,744	213	125	119	53	72	255	2,581
Self Pay	242	238	215	106	88	105	368	1,362

Total	$8,818	$1,662	$878	$600	$343	$320	$1,268	$13,889

[1]

The above table shows, as of June 30, 2010, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 82.2% of our revenues during 2010 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—38.9%;

Medicaid—12.6%; and

Commercial insurance—30.7%.

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

2010—$1,163;

2009—$343; and

2008—$1,259.

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

For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based

If our overall estimated contractual discount percentage on all of our commercial revenues during 2010 were changed by 1%, our 2010 after-tax income from continuing operations would change by approximately $314. This is only one example of reasonably possible sensitivity scenarios. The process of determining the

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

2010—$9,024; and

2009—$9,453.

The goodwill resulted from the 2004 acquisition of HealthMont, Inc. and the 2008 acquisition of Carmichael.

We follow the guidance in FASB Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” and test goodwill and intangible assets not subject to amortization for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of June 30 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of June 30, 2010 and 2009 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2007 to February 28, 2008, March 1, 2008 to February 28, 2009, March 1, 2009 to February 2010 and March 1, 2010 to February 28, 2011 our self-

The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

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

Professional and general liability claims (continued)

insured retention level was $1,000 on individual malpractice claims.

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

2010—$3,343; and

2009—$3,532.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2010—$ 1,495;

2009—$ 1,962; and

2008—$1,283.

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

2010—$4,505; and

2009—$3,670.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2010—$1,350; and

2009—$2,724.

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

Our deferred tax assets exceeded our deferred tax liabilities by $4,505 as of June 30, 2010, excluding the impact of valuation allowances. We generated federal taxable income in fiscal years 2010, 2009, 2008 and 2007. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2010, we would incur approximately $332 of additional tax payments for 2010 plus applicable penalties and interest.

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

	Years Ended June 30,
	2008	2009	2010
Net Revenues—Healthcare Facilities	$151,372	$151,925	$154,822
Net Revenues—Specialty Pharmacy	7,059	46,130	42,962

Total Net Revenues	158,431	198,055	197,784
Costs and expenses	(153,026)	(192,376)	(197,204)
Impairment of construction on progress			(1,202)
Gain on Sale of Home Health businesses	—	—	2,342

Operating Profit	5,405	5,679	1,720
Interest Expense	(2,114)	(3,765)	(3,471)
Interest Income	72	50	14
Gain on sale of assets	—	180	—
Loss on early retirement of debt	(267)	—	—

Earning (Loss) from Continuing Operatings Before Income Taxes	$3,096	$2,144	$(1,737)

Healthcare Facilities Segment:
Admissions	8,865	8,397	7,486

Equivalent Admissions	25,390	24,548	24,127

Surgeries	4,422	3,805	3,813

Revenue per Equivalent Admission	$5,962	$6,189	$6,417

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

Healthcare Facilities Segment

Net revenue for the year ended June 30, 2010 were $154,822 with a total of 24,127 equivalent admissions and revenues per equivalent admission of $6, 417 compared to net revenues of $151,925, a total of 24,548 equivalent admissions and revenues per equivalent admission of $6,189 for the year ended June 30, 2009. The 1.9% increase in net revenues for the year ended June 30, 2010 was due primarily to increased self pay and commercial and other revenues offset by decreases in Medicare and Medicaid revenues, a 2.0% increase in net revenues per equivalent admission and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2010 included revenues of $1,163 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $343 for the fiscal year ended June 30, 2009. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 26.6% in the fiscal year ended June 30, 2010 and commercial revenues increased 0.7%. Net revenue for the fiscal year ended June 30,

2010 and 2009, included net revenues of $3,308 and $2,905 respectively, from state indigent care programs. Net outpatient service revenues increased $2,025, a 2.7% increase from last year to $77,700, and increased to 50.2% of net revenues from 49.8% last year.

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

The recruitment of new doctors and spending for capital improvements have contributed to the increase in net revenues in the years ended June 30, 2010, 2009 and 2008, respectively. We added three net new doctors during the fiscal year ended June 30, 2010, two net new doctors during the fiscal year ended June 30, 2009, and nine net new doctors during the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2010, SunLink expensed $669 on physician guarantees and recruiting expenses compared to $844 last year. We also have expended approximately $10,567 for capital expenditures to upgrade services and facilities since July 1, 2007. We believe the upgraded services and facilities and the new doctors contributed to the increase in net revenues for the years ended June 30, 2010 and 2009, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

The following table sets forth the percentage of net patient revenues from various payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2008	2009	2010
Source
Medicare	41.6%	40.6%	38.9%
Medicaid	14.1%	13.9%	12.6%
Self Pay	14.0%	14.3%	17.8%
Commercial Insurance & Other	30.3%	31.2%	30.7%

Total	100.0%	100.0%	100.0%

The increase in net revenues for the year ended June 30, 2010 was due to increased self pay and commercial and other revenues partially offset by decreases in Medicare and Medicaid revenues. Commercial Insurance and Other increased $353, a 0.7% increase from last year to $47,631 for the fiscal year ended June 30, 2010 and decreased to 30.7% of net revenues from 31.2% last year. Self-pay revenues increased $5,783, a 26.6% increase from last year to $27,560 for the fiscal year ended June 30, 2010 and increase to 17.8% of net revenues from 14.3% last year. The changes were due primarily to increased patients without medical insurance and increased deductibles and co-insurance required for insured patients. Medicare net revenues decreased 2.5% in the fiscal year ended June 30, 2010 and decreased 1.7% as a percentage of total net revenues in fiscal year 2010 compared to fiscal year 2009. Medicaid net revenues decreased 8.1% in the fiscal year ended June 30, 2010 and decreased 1.3% as a percentage of total net revenues in fiscal year 2010 compared to fiscal year 2009.

Specialty Pharmacy Segment

On April, 22, 2008, SunLink acquired Carmichael. Net revenues were $42,962 and $46,130 for the fiscal years ended June 30, 2010 and 2009, respectively. Fiscal 2010 net revenues decreased $3,168, or 6.9%, as compared to the fiscal prior year. The decrease resulted from a decrease in pharmacy revenue, primarily one infusion therapy drug prescribed for premature babies at high risk for lung disease, and durable medical equipment sales. The major payor for the infusion therapy drug is Louisiana Medicaid, which has reduced the utilization of the drug this fiscal year. This reduced utilization reduced Specialty Pharmacy revenue by $4,315, for fiscal year ended June 30, 2010. Net revenues for the fiscal year ended June 30, 2008 of $7,059 included only the post-acquisition period of April 23, 2008 through June 30, 2008.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $149,219, $142,649, and $141,703, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

	Cost and Expenses as of % of Net Revenue Years Ended June 30,
	2008	2009	2010
Salaries, wages and benefits	45.9%	45.5%	45.3%
Provision for bad debts	14.5%	14.6%	15.9%
Supplies	9.6%	9.6%	9.8%
Purchased services	6.5%	6.8%	6.8%
Other operating expenses	12.0%	12.2%	14.1%
Rent and lease expense	2.0%	1.8%	1.9%
Depreciation and amortization expense	3.1%	3.2%	3.0%

Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2010 compared to the prior year due to decreased cost of defined contribution 401(k) plan matching expense and decreased health insurance claims in the year ended June 30, 2010 compared to the year ended June 30, 2009. Salaries, wages and benefits expense as a percentage of net revenues decreased in the year ended June 30, 2009 compared to the prior year due to a 10% increase in net revenues and as a result of our wages cost control strategy implemented in fiscal year 2008.

Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2010 compared to the prior year due to fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. Self-pay revenues increased $5,783 or 26.6% in the current fiscal year. Provision for bad debts increased slightly as a percentage of net revenue in the year ended June 30, 2009 compared to the prior year due to fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. Self-pay revenues increased $208 or 1.0% in the current fiscal year.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2010 compared to the prior year and in the year ended June 30, 2009 compared to the prior year due to recording state provider tax as other expense in 2010. For the fiscal year ended June 30, 2010, the Missouri and Mississippi hospitals paid state provider tax totaling $2,064 which is included in Other operating expenses as opposed to Medicaid contractual allowances where they had been classified in prior years. The reclassification was done to more properly show these taxes as expenses for providing patient care.

Depreciation and amortization expense was $4,719, $4,917, and $4,752 for the years ended June 30, 2010, 2009 and, 2008, respectively. The decrease in fiscal year 2010 depreciation and amortization expense compared to fiscal year 2009 resulted from fewer fixed asset purchases in the current year as compared to prior years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment which was acquired April 22, 2008, including depreciation and amortization, was $43,383, $45,475 and $6,501 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

	Cost and Expenses as of % of Net Revenue Years Ended June 30,
	2008	2009	2010
Cost of goods sold	64.8%	67.1%	68.8%
Salaries, wages and benefits	18.1%	14.6%	16.3%
Provision for bad debts	1.2%	5.1%	3.5%
Supplies	0.6%	0.4%	0.6%
Purchased services	0.8%	2.4%	4.1%
Other operating expenses	3.8%	2.8%	3.2%
Rent and lease expense	0.5%	0.6%	0.6%
Depreciation and amortization expense	4.1%	3.3%	3.8%

Cost of goods as a percent of net revenue increased in the fiscal year ended June 30, 2010 as compared to the prior year due to its sales product mix. The Medicaid reimbursed selling price of certain high volume infusion therapy products decreased in fiscal 2010 as compared to last year. Salaries, wages and benefits increased as a percent of net revenue in fiscal 2010 as compared to the prior year primarily due to increased staffing in the accounting and business office areas needed for implementing and improving system controls and procedures as a result of changes in the operations implemented by management after the initial acquisition period. Purchased services increased as a percent of net revenue in fiscal 2010 as compared to the prior year due to the cost of accounting consulting services to assist in the improvement of system controls and procedures and increased legal costs. The provision for bad debts as a percent of net revenues decreased during fiscal 2010 as the improved controls and procedures in the business office increased receivable collections resulting in lower uncollectible account write-offs.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $5,065, $5,455 and $5,295 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The decrease in the fiscal year ended June 30, 2010 from the prior year was due to decreased legal and audit expenses, directors’ fees and stock option compensation expense, which was somewhat offset by increased depreciation expense. The increase in the fiscal year ended June 30, 2009 compared to the prior year was due to the additional overhead associated with specialty pharmacy business which was acquired in April 2008.

Impairment of Construction in Progress

In August 2007, the Company received final approval of a Certificate of Need (“CON”) application with the State of Georgia to build a replacement hospital in Ellijay, Georgia and incurred CON application costs, land use, architecture and building consultants costs which were capitalized as construction in progress. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. We are currently in litigation with the owner and are pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. The outcome of the litigation is uncertain. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land. During the fiscal year ended June 30, 2010, an additional $1,202 that had been incurred and capitalized prior to June 30, 2008 was expensed. These capitalized costs relate to CON, architecture and building consultants costs for the projected building site. The project to build a replacement hospital in Ellijay, Georgia at a site other than the existing hospital location is now considered remote due to the difficulty in obtaining a suitable building site. The Company is considering alternatives for upgrading the facilities at the existing hospital site.

Operating Profit

Operating profit was $1,720, $5,679, and $5,405 for the years ended June 30, 2010, 2009 and, 2008, respectively. The decrease in operating profit in the year ended June 30, 2010 compared to the prior year was due to a decrease in net revenues for the Specialty Pharmacy Segment, an increase in cost and expenses, especially provision for bad debts and other operating expenses and an increase in the impairment of construction in process offset by the gain on sale of three home health businesses included in operating profit. The increase in operating profit in the year ended June 30, 2009 compared to the prior year was due to settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of a lease guarantee obligation recorded during the HealthMont acquisition for a facility the Company did not occupy.

Interest expense was $3,471, $3,765, and $2,114 for the years ended June 30, 2010, 2009 and, 2008, respectively. The increase in fiscal years 2010 and 2009 interest expense resulted from lower outstanding debt amounts during fiscal year 2010. In April 2008, we entered into a new $47,000 seven-year senior secured credit facility agreement. As of June 30, 2010, our outstanding balance on our new credit agreement was $33,386. As of June 30, 2009, our outstanding balance on our credit agreement was $35,436.

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

We recorded income tax benefit of $807 ($458 federal tax benefit and $349 state tax benefit) for the year ended June 30, 2010 compared to income tax expense of $1,077 ($840 federal and $237 state tax expense) for the year ended June 30, 2009 and income tax expense of $1,087 ($1,053 federal and $34 state tax expense) for the year ended June 30, 2008. The $458 federal tax benefit for the year ended June 30, 2010 included a $1,495 deferred tax benefit. The $840 federal tax expense for the year ended June 30, 2009 included a $1,428 deferred tax benefit. The $1,053 federal tax expense for the year ended June 30, 2008 included an $848 deferred tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at June 30, 2010. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $1,350 of our $4,505 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized.

Loss from continuing operations was $930 ($0.12 loss per fully diluted share) for the year ended June 30, 2010 compared to earnings from continuing operations of $1,067 ($0.13 per fully diluted share) for the year ended June 30, 2009 and $2,009 ($0.26 per fully diluted share) for the year ended June 30, 2008. Loss from continuing operations in fiscal 2010 resulted from an increase in cost and expenses, especially provision for bad debts, other operating expenses and the increased impairment of construction in progress offset by the gain on sale of three home health businesses included in operating profit. Earnings from continuing operations in fiscal

2009 decreased from fiscal 2008 due to increased operating profit which resulted from settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of the lease guarantee obligation recorded during the Healthmont acquisition. Earnings from continuing operations in fiscal 2008 decreased from fiscal 2007 due to decreased operating profit which resulted from higher provision for bad debts and depreciation and amortization expense and a higher effective income tax rate in fiscal year 2007.

Earnings from discontinued operations of $1,032 for the year ended June 30, 2010 primarily resulted from $1,493 of earnings after tax expense attributable to our former Mountainside operations, due to the settlement of a lawsuit, $400 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses and $61 of losses after tax benefit resulting from domestic pension items. Loss from discontinued operations of $155 for the year ended June 30, 2009 primarily resulted from $77 of losses after tax benefit attributable to our former Mountainside operations, $135 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses, $33 of losses after tax benefit resulting from domestic pension items offset by earnings from discontinued operations after tax expense of $90 due to the reversal of a loss reserve recorded for the former industrial segment. Loss from discontinued operations of $393 for the year ended June 30, 2008 resulted from $149 of losses after tax benefit from Mountainside and $210 of losses after tax benefit from KRUG UK, primarily due to legal expenses, and $34 of after tax benefit losses resulting from domestic pension items.

Net earnings for the year ended June 30, 2010 were $102 ($0.01 per fully diluted share) compared to net earnings of $912 ($0.11 per fully diluted share) for the year ended June 30, 2009 and $1,616 ($0.21 per fully diluted share) for the year ended June 30, 2008.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2010, 2009 and 2008, respectively, is shown below.

	Years ended June 30,
	2008	2009	2010
Healthcare Facilities Adjusted EBITDA	$14,921	$14,631	$10,781
Specialty Pharmacy Adjusted EBITDA	821	3,394	1,218
Corporate overhead costs	(4,825)	(5,017)	(4,616)
Taxes and net interest expense	(2,950)	(4,668)	(2,815)
Other non-cash expenses and net changes in operating assets and liabilities	(6,287)	(3,910)	(640)

Net cash provided by operations	$1,680	$4,430	$3,928

Liquidity and Capital Resources

We generated $3,928 of cash from operations during the year ended June 30, 2010 compared to $4,430 from operations during the prior year. Cash was generated from net earnings, non-cash expenses of impairment of construction in process and depreciation, cash provided by discontinued operations partially offset by decreased accounts payable and accrued expenses.

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

SunLink expended $2,502, $1,571 and $8,337 for capital expenditures at our Healthcare Facilities and Specialty Pharmacy Segments during the years ended June 30, 2010, 2009 and 2008, respectively. These capital expenditures were primarily for new and replacement equipment and projects at our facilities. We believe an attractive, up to date physical facility assists in recruiting quality staff and physicians, as well as attracting patients.

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

The 2008 Credit Facility is comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at June 30, 2010) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at June 30, 2010) (the “Term Loan”). The Revolving Loan and the Term Loan were immediately available to the Company for borrowing at April 23, 2008. The total availability of credit under all components of the credit facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $47,000 on the closing date. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including the 2004 Credit Agreement, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008 Credit Facility. At June 30, 2010, SunLink was in violation of certain financial covenants of the 2008 Credit Facility. The Company has received a waiver from its lender of these financial covenants for June 30, 2010. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the 2008 Credit Facility during the fiscal year ending June 30, 2011, but there is no assurance that the Company will remain in compliance with all of the terms and conditions of the 2008 Credit Facility in subsequent fiscal quarters. As part of the waiver agreement, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011. It contains conditions for waivers of the violated financial covenants for the quarters ended September 30, 2010, December 31, 2011 and March 31, 2011. These conditions include reduced minimum consolidated adjusted earnings before interest, taxes deprecation and amortization amounts to be achieved. It also includes increases to the interest rate for the revolving loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. It also increases the interest rate for the term loan to LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. A waiver fee of 2% of the 2008 Credit Facility commitment totaling approximately $788 was due at the waiver date and additional waiver fees of 0.5% of the total 2008 Credit Facility commitment will be payable at November 15, 2010, February 15, 2011 and May 15, 2011. The waiver includes other conditions related to a February 2011 $11,000 term loan reduction covenant which may increase the interest rate for both the term loan and the revolving loan by an additional 2% over the prescribed interest rate for the remainder of the agreement. We have also agreed to reduce the revolving line of credit facility commitment from $12,000 to $9,000. If we fail to remain in compliance with the 2008 Credit Facility, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the 2008 Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months under the 2008 Credit Facility if we remain in compliance with all the terms, including the terms of the waiver agreement. Failure to remain in compliance with all the terms of the 2008 Credit Facility could have adverse material effects on the Company. Our primary sources of liquidity are cash generated from continuing operations and availability under the 2008 Credit Facility. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, would provide for current borrowing capacity of $39,835 at June 30, 2010, of which $30,836 was outstanding under a term loan. The current remaining availability under the revolving loan of approximately $8,998 at June 30, 2010 could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at June 30, 2010 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2010.

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt
1 year	$1,797	$300	$3,397	$343	$3,377	$192
2 years	29,090	300	1,320	—	946	168
3 years	—	300	805	—	—	144
4 years	—	300	511	—	—	120
5 years	—	1,350	433	—	—	108
More than 5 years	—	—	953	—	—	—

	$30,887	$2,550	$7,419	$343	$4,323	$732

At June 30, 2010 SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom the guarantee agreement is made generally agrees to maintain his/her practice within a hospital’s geographic area for a specific period (normally three years) and are liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally will be collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in Company’s consolidated balance sheet at June 30, 2010 is a liability of $144 for two physician guarantees. SunLink expensed $669, $844, and $747, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

At June 30, 2010, we had outstanding long-term debt of $30,887 of which $30,836 was incurred in connection with the 2008 Credit Facility and $51 was related to capital leases. At June 30, 2009, we had outstanding long-term debt of $32,695 of which $32,586 was incurred in connection with the 2008 Credit Facility and $108 was related to capital leases.

On August 6, 2007, the liquidator in an insolvency proceeding in the United Kingdom involving the Company’s former subsidiary, KRUG International (UK) Limited (“KRUG UK”) made an application (the “Application”) in the Birmingham County Court in Birmingham, England, in which the liquidator sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper because, among other things, KRUG UK was then effectively insolvent and that the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, the Company, be required to account for, repay or restore such funds to the liquidator of KRUG UK. All claims of the liquidator in the Application were settled on April 13, 2010 and are no longer outstanding with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010. The Company cancelled all preferred stock of its subsidiary held by KRUG UK.

On July 13, 2006, Piedmont Healthcare, Inc. and Piedmont Mountainside Hospital, Inc. (collectively “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging that Southern Health Corporation of Jasper, Inc., SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) breached an Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004, pursuant to which the Mountainside Medical Center was sold to Piedmont. On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim asserting breach of contract and related claims against Piedmont.

On November 21, 2008, the Superior Court of Cobb County, Georgia, entered Orders denying Piedmont’s motion for partial summary judgment and grating SunLink’s motion for partial summary judgment. On May 27, 2010, Piedmont paid SunLink $1,246 representing the amount of the judgment plus accrued interest minus an offset of $90 for a separate claim Piedmont was pursuing against SunLink.

SunLink is pursuing additional including fees and costs. In response, Piedmont has announced they intend to seek an unspecified amount of attorneys’ fees related its claim for $90 and perhaps attorneys’ fees related to some other matters in the litigation. The trial court has scheduled a trial on all of the remaining claims for December 1 and 2, 2010.

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

Sarbanes-Oxley Section 404

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”) enacted under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

In December 2007, the FASB issued new accounting guidance related to the accounting for no controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12—Noncontrolling Interest)

Management, in accordance with guidance regarding subsequent events, has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $596, $585, and $1,154 to these law firms in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

We are exposed to interest rate changes, primarily as a result of borrowing under the 2008 Credit Facility completed in April 2008. There were $30,836 in borrowings outstanding at June 30, 2010 under the 2008 Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $308 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Remediation of Previously Disclosed Material Weakness—As reported in our Annual Report on Form 10-K for the year ended June 30, 2009, SunLink’s Management and SunLink’s Audit Committee previously concluded that a material weakness existed related to our internal control over financial reporting at our Carmichael subsidiary. Specifically, the Carmichael post-acquisition financial statements contained errors that include accounting for accounts receivable, contractual allowances, revenues and provision for bad debts.

Management has concluded that, as of June 30, 2010, the previously reported material weakness has been remediated. The remediation actions taken during 2010 included the following:

•

The Company hired a new Chief Financial Officer for Carmichael (“Carmichael CFO”) with experience with reporting on internal controls in accordance with SOX. Based on management’s assessment and testing thereof, the Company believes the actions taken by the Carmichael CFO established effective and functioning internal controls over financial reporting and other areas at Carmichael’s.

•	The Company hired a Controller for Carmichael to assist the Carmichael CFO in establishing, monitoring and improving the established internal controls.

•

Members of Corporate management assessed the established internal controls over financial reporting and performed testing procedures, concluding that the internal controls of financial reporting were adequate and effective as of June 30, 2010.

Based on these remediation actions, we believe SunLink’s internal control over financial reporting at Carmichael has been remediated and no longer constitutes a material weakness in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting—Other than the remediation of previously disclosed material weakness discussed previously, there were no changes to our internal control over financial reporting during the year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121 (A) of the NYSE Amex stock exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and NYSE Amex stock exchange Rules.

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2010, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2010, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2010, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2010, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 8, 2010, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2010 and 2009.

Consolidated Statements of Earnings—For the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2010, 2009 and 2008.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 72 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 73 of this Report.

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

10.1*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.2*

2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3*

Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K filed May 19, 2008). (Commission File No. 08844901)

10.4*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.5*

Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.6

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.7*

Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 8, 2005). (Commission File No. 051251137)

10.8*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.9

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

10.10	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.11

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.12*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.13

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.14	*

Amendment, dated August 29, 2008, to the Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 017732454)

10.15		Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.16		Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.17	*	Amended and Restated Employment Agreement, dated September 10, 2008 but effective as of July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc.

10.18	*	Amendment, dated April 22, 2010, to the Amended and Restated Employment Agreement, dated September 10, 2008 but effective as of July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc.

10.19

Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2010.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	October 12, 2010

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	October 12, 2010

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	October 12, 2010

/s/ KAREN B. BRENNER Karen B. Brenner	Director	October 12, 2010

/s/ GENE E. BURLESON Gene E. Burleson	Director	October 12, 2010

/s/ C. MICHAEL FORD C. Michael Ford	Director	October 12, 2010

/s/ MICHAEL HALL Michael Hall	Director	October 12, 2010

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	October 12, 2010

/s/ HOWARD E. TURNER Howard E. Turner	Director	October 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and for each of the years in the three-year period ended June 30, 2010 and have issued our report thereon dated October 11, 2010; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2010. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

October 11, 2010

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2010	$14,961	$26,193	$—	$24,646	$16,508
Year Ended June 30, 2009	$14,138	$23,334	$—	$22,511	$14,961
Year Ended June 30, 2008	$10,197	$22,001	$1,986	$20,046	$14,138

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2010	$2,724	$(1,628)	$—	$254	$1,350
Year Ended June 30, 2009	$2,810	$(1,428)	$—	$1,342	$2,724
Year Ended June 30, 2008	$2,898	$(848)	$—	$760	$2,810

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

10.1	*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.2	*

2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3	*

Employment Agreement, dated May 13, 2008, between SunLink Homecare Services, LLC and George D. Shaunnessy (incorporated by reference from Exhibit 10.30 of SunLink’s Form 8-K filed May 19, 2008). (Commission File No. 08844901)

10.4	*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.5	*

Employment Letter, dated February 1, 2001, by and between SunLink Healthcare Corp. and Jerome Orth (incorporated by reference from Exhibit 10.30 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.6

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.7	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 8, 2005). (Commission File No. 051251137)

10.8	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.9

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

10.10		2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.11

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.12	*

Employment Letter, dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.13

Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.14	*

Amendment, dated August 29, 2008, to the Amended and Restated Employment Agreement, dated July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 017732454)

10.15		Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.16		Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.17	*	Amended and Restated Employment Agreement, dated September 10, 2008 but effective as of July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc.

10.18	*	Amendment, dated April 22, 2010, to the Amended and Restated Employment Agreement, dated September 10, 2008 but effective as of July 1, 2005, between Harry R. Alvis and SunLink Health Systems, Inc.

10.19

Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, SunLink was in violation of certain financial covenants of its primary credit facility. The Company has received a waiver from its lender of these financial covenants for June 30, 2010, and revised certain financial covenants and other significant terms of the credit facility.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

October 11, 2010

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,704	$2,364
Receivables—net	17,233	21,116
Inventory	4,823	4,745
Income tax receivable	345	87
Deferred income tax asset	6,030	5,446
Prepaid expense and other	4,499	3,265

Total current assets	34,634	37,023

PROPERTY, PLANT AND EQUIPMENT—At cost
Land	2,229	2,229
Buildings and improvements	31,939	32,987
Equipment and fixtures	38,306	36,341

	72,474	71,557
Less accumulated depreciation	31,118	25,435

Property, plant and equipment—net	41,356	46,122

NONCURRENT ASSETS:
Intangible assets—net	11,776	12,587
Goodwill	9,024	9,453
Other noncurrent assets	1,700	2,198

Total noncurrent assets	22,500	24,238

TOTAL ASSETS	$98,490	$107,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,445	$9,131
Revolving advances	—	3,400
Current maturities of long-term debt	1,797	1,808
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,129	4,749
Income taxes	607	1,664
Current liabilities of Mountainside Medical Center	—	594
Accrued employee medical claims	512	699
Other accrued expenses	2,316	3,055

Total current liabilities	19,106	25,400

LONG-TERM LIABILITIES:
Long-term debt	29,090	30,887
Subordinated long-term debt	2,250	2,550
Noncurrent deferred income tax liabilities	1,625	1,776
Noncurrent liability for professional liability risks	2,956	3,072
Other noncurrent liabilities	771	1,306

Total long-term liabilities	36,692	39,591

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 8,079 shares at June 30, 2010 and 8,050 shares at June 30, 2009	4,039	4,025
Additional paid-in capital	11,701	11,626
Retained earnings	26,565	26,463
Accumulated other comprehensive loss	(301)	(337)

Total Parent Company Shareholders’ Equity	42,004	41,777
Noncontrolling interest	688	615

Total Shareholders’ Equity	42,692	42,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,490	$107,383

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2010	June 30, 2009	June 30, 2008
Net revenues	$197,784	$198,055	$158,431
Costs and expenses:
Cost of goods sold	29,539	31,766	4,571
Salaries, wages and benefits	79,782	78,813	73,852
Provision for bad debts	26,193	23,334	22,013
Supplies	15,459	14,744	14,615
Purchased services	12,271	11,548	9,961
Other operating expenses	23,841	21,616	19,872
Rents and leases expense	3,316	3,226	2,630
Impairment of construction in progress	1,202	433	—
Depreciation and amortization	6,803	6,896	5,512
Gain on sale of Home Health Businesses	(2,342)	—	—

	196,064	192,376	153,026

Operating profit	1,720	5,679	5,405
Other income (expense):
Interest expense	(3,471)	(3,765)	(2,114)
Interest income	14	50	72
Gain on sale of assets	—	180	—
Loss on early repayment of debt	—	—	(267)

Earnings (loss) from continuing operations before income taxes	(1,737)	2,144	3,096
Income tax expense (benefit)	(807)	1,077	1,087

Earnings (loss) from continuing operations	(930)	1,067	2,009
Earnings (loss) from discontinued operations, net of income taxes	1,032	(155)	(393)

Net earnings	$102	$912	$1,616

Earnings (loss) per share:
Continuing operations:
Basic	$(0.12)	$0.13	$0.26

Diluted	$(0.12)	$0.13	$0.26

Discontinued operations:
Basic	$0.13	$(0.02)	$(0.05)

Diluted	$0.13	$(0.02)	$(0.05)

Net earnings:
Basic	$0.01	$0.11	$0.21

Diluted	$0.01	$0.11	$0.21

Weighted-average common shares outstanding:
Basic	8,052	7,975	7,605

Diluted	8,052	8,019	7,855

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
JULY 1, 2007	7,510	$3,755	$8,904	$23,941	$(576)		$36,024
Net earnings	—	—	—	1,616	—		1,616
Cumulative effect of FIN 48 implementation				(6)	—		(6)
Foreign currency translation adjustment	—	—	—	—	12		12
Minimum pension liability adjustment, net of tax of $12					(19)		(19)

Total comprehensive income							1,603
Share-based compensation	—	—	477	—	—		477
Common shares issued	422	211	1,929	—	—		2,140
Sale of noncontrolling interest	—	—	—	—	—	615	615

JUNE 30, 2008	7,932	3,966	11,310	25,551	(583)	615	40,859
Net earnings	—	—	—	912	—		912
Foreign currency translation adjustment	—	—	—	—	281		281
Minimum pension liability adjustment, net of tax of $21					(35)		(35)

Total comprehensive income							1,158
Share-based compensation	—	—	190	—	—		190
Common shares issued	118	59	126	—	—	—	185

JUNE 30, 2009	8,050	4,025	11,626	26,463	(337)	615	42,392
Net earnings	—	—	—	102	—		102
Foreign currency translation adjustment	—	—	—	—	46		46
Minimum pension liability adjustment, net of tax of $6					(10)		(10)

Total comprehensive income							138
Share-based compensation	—	—	40	—	—		40
Common shares issued	29	14	35	—	—		49
Sale of noncontrolling interest	—	—	—	—	—	73	73

JUNE 30, 2010	8,079	$4,039	$11,701	$26,565	$(301)	$688	$42,692

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(All amounts in thousands)

	Years Ended
	June 30, 2010	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$102	$912	$1,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,803	6,896	5,512
Stock-based compensation	41	190	477
Impairment of construction in process	1,202	433	—
Gain on sale of Home Health businesses	(2,342)	—	—
Gain on sale of asset	—	(180)	—
Non-cash loss on early repayment of debt	—	—	267
Change in assets and liabilities:
Receivables	3,883	(1,064)	(464)
Inventory	(78)	(34)	(17)
Prepaid expenses and other assets	(400)	51	307
Accounts payable and accrued expenses	(1,229)	(94)	(2,899)
Income taxes	(1,058)	1,110	(472)
Deferred income taxes	(735)	(1,353)	(572)
Third-party payor settlements	(617)	(1,784)	(2,004)
Net activities of discontinued operations	(1,644)	(653)	(71)

Net cash provided by operating activities	3,928	4,430	1,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, less cash acquired	—	—	(18,811)
Expenditures for property, plant and equipment	(2,502)	(1,571)	(8,337)
Proceeds from sale of Home Health businesses	3,300	—	—
Proceeds from sale of property, plant and equipment	—	522	—
Proceeds from sale of noncontrolling interest	73	—	615

Net cash provided by (used in) investing activities	871	(1,049)	(26,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	49	185	139
New-long term debt	—	—	35,000
Payment of long-term debt	(2,108)	(2,418)	(8,584)
Revolving advances, net	(3,400)	(500)	(800)

Net cash provided by (used in) financing activities	(5,459)	(2,733)	25,755
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(660)	648	902
CASH AND CASH EQUIVALENTS:
Beginning of year	2,364	1,716	814

End of year	$1,704	$2,364	$1,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,548	$1,358	$904

Interest, net of amounts capitalized	$3,103	$3,395	$1,978

Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$—	$133	$—

Subordinated debt issued for acquisition	$—	$—	$3,000

Common shares issued for acquisition	—	—	2,000

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2010, 2009 and 2008

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS AND CORPORATE STRATEGY

Business Operations

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of

–	Our seven community hospitals which have a total of 402 licensed beds;

–	Our three nursing homes, each of which is located adjacent to a corresponding SunLink community hospital which have a total of 261 licensed beds; and

–	Our one home health agency which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy operations since April 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we do consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs and other corporate objectives. In addition, as we have previously announced, we have engaged Fennebresque & Co. of Charlotte, NC as financial advisor to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finally, our operational strategy for our Specialty Pharmacy Segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, increasing collection efforts, expanding services and implementing and maintaining effective cost controls.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned except for one hospital that is 83% owned and one pharmacy segment subsidiary that is 51% owned. All significant intercompany transactions and balances have been eliminated.

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

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2010, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $5,649, $7,168, and $5,699, of charity care in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Although SunLink’s three Georgia facilities generated approximately 51%, 44% and 50% of gross revenues for the years ended June 30, 2010, 2009 and 2008, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 39%, 41%, and 42% of net revenues for the years ended June 30, 2010, 2009 and 2008, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 13%, 14%, and 14% of net revenues for the years ended June 30, 2010, 2009 and 2008, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 38% of receivable—net at June 30, 2010 while Medicaid receivables were approximately 19% of receivable—net at the same date.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant, and Equipment—Property, plant, and equipment, including capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 5 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $5,950, $5,977, and $5,202, for the years ended June 30, 2010, 2009 and 2008, respectively.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of HealthMont LLC (“HealthMont”) and its two hospitals, SunLink assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to the acquisition and SunLink purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined amounts.

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

Goodwill—Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. Goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 2 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant.

Income Taxes—SunLink accounts for income taxes using an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SunLink considers all expected future events other than proposed enactments of changes in the income tax law or rates. When management determines that it is more likely than not that a portion of or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $40, $190 and $477 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Recent Accounting Standards—In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the accompanying interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the Codification.

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

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12—Noncontrolling Interest)

Management, in accordance with guidance regarding subsequent events, has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Housewares Segment—Beldray Limited (“Beldray”), SunLink’s U.K. housewares manufacturing subsidiary, was sold on October 5, 2001 to two of its managers for nominal consideration. KRUG International U.K. Ltd. (“KRUG UK”), an inactive U.K. subsidiary of SunLink, entered into a guarantee (“the Beldray Guarantee”), at a time when it owned Beldray. The Beldray Guarantee covered Beldray’s obligations under a lease of a portion of Beldray’s former manufacturing location. KRUG UK was placed into involuntary liquidation by a U.K. High Court in February 2005 and, in an insolvency proceeding, the liquidator in August 2007 made an application (the “Application”) in the Birmingham County Court in Birmingham, England, in which the liquidator sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper because, among other things, KRUG UK was then effectively insolvent and the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, the Company, be required to account for, repay or restore such funds to the liquidator of KRUG UK. All claims of the liquidator in Application were settled on April 13, 2010 and are no longer outstanding with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010. The Company cancelled all preferred stock of its subsidiary held by KRUG UK. The pre-tax loss of $464 for the fiscal year ended June 30, 2010 with respect to the former housewares segment operations resulted from $760 reversal of the reserve for the claim paid to the liquidator in April 2010, $1,616 of legal defense expense offset by $374 of insurance reimbursement for legal expenses paid and $18 of other income related to the removal of the foreign currency translation adjustment. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the liquidator’s claim and settlement.

Mountainside Medical Center—On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, a claim by the buyer of Mountainside and a counter claim by SunLink had been in litigation since July 2006. On October 26, 2006, SunLink obtained a judgment for damages of $1,056 plus accrued prejudgment interest from the Superior Court of Cobb County, Georgia. The damage amount of $1,056 is a net amount including $1,560 of disputed Medicaid receipts owed to SunLink (and previously disputed by the buyer) less $504 SunLink owed to the buyer under the asset sale agreement. This judgment was appealed by the buyer to the Georgia Court of Appeal which affirmed the judgment in November 2009. The judgment was further appealed to the Georgia Supreme Court which, on May 2, 2010, declined to hear the appeal. As a result of this decision, SunLink recorded a receivable at March 31, 2010 for $1,325 composed of the judgment amount plus pre-judgment and post-judgment interest through that date. Included in the pre-tax earnings of Mountainside in the fiscal year ended June 30, 2010 as a result of the judgment is $1,829, composed of total of the $1,560 Medicaid payment plus $266 of accrued judgment interest. Also included in pre-tax earnings of Mountainside for the fiscal year ended June 30, 2010 are legal expenses related to the litigation with the buyer’s claim and SunLink’s counterclaim. Under the terms of the asset sale agreement, SunLink has the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer. No amount of any possible recovery of legal fees has been accrued as of June 30, 2010. The retained assets and liabilities of Mountainside are shown in current assets and current liabilities on the consolidated balance sheet. See the “Legal Proceedings” subsection in Note 14 “Commitments and Contingencies” which follows for additional disclosure with respect to the claims.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2010, 2009 and 2008.

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

Discontinued Operations Reserves—Over the past 21 years SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. With the settlement of litigation related to the Housewares Segment and Mountainside, no reserve for discontinued operations is included in the June 30, 2010 balance sheet.

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2010	2009	2008
Beginning balance	$643	$1,326	$1,396
Usage	(643)	(443)	(181)
Exchange differences	—	(240)	111

	$—	$643	$1,326

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2010	2009	2008
Earnings (Loss) from discontinued operations:
Housewares Segment:
Loss from operations	$(464)	$(241)	$(306)
Income tax expense (benefit)	(64)	(106)	(96)

Loss from Housewares Segment after taxes	(400)	(135)	(210)

Mountainside Medical
Earnings (Loss) from operations	1,731	(139)	(216)
Income tax expense (benefit)	238	(62)	(67)

Loss from Mountainside Medical Center after taxes	1,493	(77)	(149)

Life sciences and engineering segment:
Loss from operations	(71)	(58)	(49)
Income tax expense (benefit)	(10)	(25)	(15)

Loss from life sciences and engineering segment after income taxes	(61)	(33)	(34)

Industrial segment:
Earnings from operations	—	161	—
Income tax expense (benefit)	—	71	—

Earnings from industrial segment after income taxes	—	90	—

Earnings (Loss) from discontinued operations	$1,032	$(155)	$(393)

5.	NET REVENUES AND RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for receivables is as follows:

	June 30,
	2010	2009
Patient accounts receivable (net of contractual allowances)	$33,741	$36,077
Less allowance for doubtful accounts	(16,508)	(14,961)

Patient accounts receivable (net of allowances)	$17,233	$21,116

Net revenues included $1,163, $343, and $1,259, for the years ended June 30, 2010, 2009 and 2008, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

6.	INVENTORY

Consisted of the following:

	June 30,
	2010	2009
Healthcare Facilities Segment Supplies Inventory	$2,687	$2,672
Specialty Pharmacy Segment Goods Held For Sale	2,136	2,073

	$4,823	$4,745

7.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its HealthMont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to three Healthcare Facilities Segment clinic purchases.

Intangible assets consist of the following, net of amortization:

	June 30,
	2010	2009
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	266	266

	896	896
Accumulated Amortization	(409)	(301)

	487	595

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769
Noncompetition Agreements	290	290

	12,859	12,859
Accumulated Amortization	(1,570)	(867)

	11,289	11,992

Total	$11,776	$12,587

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $854, $919, and $310, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Goodwill consists of the following:

	June 30,
	2010	2009
Healthcare Facilities Segment	$2,515	$2,944
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,453

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2011	$638
2012	625
2013	612
2014	612
2015	612
2016 and thereafter	3,277

Total	$6,376

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2010	2009
Term Loan	$30,836	$32,587
Capital lease obligations	51	108

Total	30,887	32,695
Less current maturities	(1,797)	(1,808)

	$29,090	$30,887

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 with an interest rate at LIBOR plus 3.50% (6.25% at June 30, 2010) (the “Revolving Loan”) and a $35,000 term loan with an interest rate at LIBOR plus 5.07% (7.82% at June 30, 2010) (the “Term Loan”). In the 2008 Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $39,835 at June 30, 2010. At closing, the entire $35,000 term loan and $5,500 of the revolving loan were drawn. The Company used the initial proceeds of the loans in the amount of $40,500 to repay outstanding debt, including its 2004 Credit Facility, to pay the cash portion of the purchase price for the Carmichael acquisition, to pay fees and expenses thereunder and for general corporate purposes. The fees will be amortized over seven years at approximately $372 a year and are recorded in other assets and other non-current assets. Amortization expense and accumulated amortization was approximately $398 and $836, respectively, for the fiscal year ended June 30, 2010 and $378 and $438 for the fiscal year ended June 30, 2009. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008 Credit Facility. At June 30, 2010, SunLink was in violation of certain financial covenants of the 2008 Credit Facility. The Company has received a waiver from its lender of these financial covenants for June 30, 2010. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the 2008 Credit Facility during the fiscal year ending June 30, 2011, but there is no assurance that the Company will be able to do so. As part of the waiver agreement, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011. It contains conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2011 and March 31, 2011. These conditions include reduced minimum consolidated adjusted earnings before interest, taxes deprecation and amortization amounts to be achieved. It also includes increases to the interest rate for the revolving loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. It also increases the interest rate for the term loan to LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. A waiver fee of 2% of the current 2008 Credit Facility commitment totaling approximately $788 was due at the waiver date and additional waiver fees of 0.5% of the total 2008 Credit Facility commitment will be payable at November 15, 2010, February 15, 2011 and May 15, 2011. The waiver includes other conditions related to a February 2011 $11,000 term loan reduction covenant which may increase the interest rate for both the term loan and the revolving loan by an additional 2% over the prescribed interest rate for the remainder of the agreement. We have also agreed to reduce the revolving line of credit facility commitment from $12,000 to $9,000. If we fail to remain in compliance with the 2008 Credit Facility, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the 2008 Credit Facility decreases, we may be unable to draw on the credit facility.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual required payments of debt for the next two years are as follows:

2011	$1,797
2012	29,090

Total	$30,887

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2010.

2011	$3,375
2012	946

Total	$4,321

9.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2010	2009
Carmichael	$2,550	$2,850
Less current maturities	(300)	(300)

	$2,250	$2,550

Carmichael Loan—On April 22, 2008, SunLink ScriptsRx, LLC (formerly know as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of principal and accrued interest. The note is subordinate to the 2008 Credit Facility.

Under the terms of the 2008 Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of this Facility, the Company cannot make principal payments of the Carmichael Loan without permission of the 2008 Credit Facility lender. At June 30, 2010, SunLink was in violation of certain financial covenants of the 2008 Credit Facility, but has received a waiver of restriction of paying the principal and interest due under the Carmichael as long as SunLink is not in violation of the terms of the waiver agreement.

Annual required payments of debt for the next five years and thereafter are as follows:

2011	$300
2012	300
2013	300
2014	300
2015	1,350

Total	$2,550

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual commitments for interest on the subordinated long-term debt are shown in the following table.

2011	$192
2012	168
2013	144
2014	120
2015	108

Total	$732

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this plan. Options outstanding under this Plan were 272,999, 275,999 and 781,605 at June 30, 2010, 2009 and 2008, respectively.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 82,500 at June 30, 2010, 2009 and 2008, respectively.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 299,734 shares under this plan have been exercised. Options outstanding under this Plan were 38,125, 77,300, and 322,875 at June 30, 2010, 2009 and 2008, respectively.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted were determined by the Board of Directors but could not exceed 10 years. Options for 246,000 shares have been exercised and no options for shares were outstanding at June 30, 2010. 4,000 options for shares were outstanding at 2009 and 2008, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2008	742,031	$4.82	$1.50—$10.24
Granted	563,999	7.30	5.86—8.00
Exercised	(86,500)	1.61	1.50—3.00
Forfeited	(28,550)	7.49	3.82—9.63

Options outstanding June 30, 2008	1,190,980	6.20	1.50—10.24
Granted	28,000	2.51	2.51
Exercised	(118,450)	1.56	1.05—3.00
Forfeited	(660,731)	7.74	1.50—10.24

Options outstanding June 30, 2009	439,799	6.20	1.50—10.24
Granted	—	—	—
Exercised	(29,050)	1.72	1.50—2.50
Forfeited	(17,125)	3.41	2.51—5.48

Options outstanding June 30, 2010	393,624	$5.19	$1.50—$9.63

Options exercisable, June 30, 2008	663,071	$3.67	$1.50—$10.24

Options exercisable, June 30, 2009	353,799	$4.95	$1.50—$10.24

Options exercisable, June 30, 2010	348,285	$5.26	$1.50—$9.63

The weighted-average fair value of each option granted during the years ended June 30, 2009 and 2008 was $2.51, and $1.86, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2009 and 2008, respectively: estimated volatility of 57%, and 33%; risk-free interest rate of 2.75%, and 3.9%; dividend yield of 0% for all years; and an expected life of 6 years, and 5.2 years. The historical volatility is used to calculate the estimated volatility. The expected lives of the stock option grants were determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2010 and 2009, the Company recognized $40 and $190, respectively, of compensation expense for share options issued. As of June 30, 2010, there was $19 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.98 years.

In November 2008, SunLink approved an Executive Bonus Plan for 2009 (the “Plan”), which is a variable cash incentive program designed to reward Executives of SunLink and its affiliates for successful achievement of certain short-term corporate goals and objectives. The Plan was offered to all of the Company’s executive officers and certain other employees, and requires that each participant, in order to participate in the Plan, agree to relinquish any and all stock options that such executive officer holds that have an exercise price equal to or greater than $6.00 per share. During the fiscal year ended June 30, 2009, stock options totaling 601,106 shares were relinquished under the Plan.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2010 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.50	37,500	0.68	37,500
$ 2.50	12,500	1.48	12,500
$ 2.51	23,000	8.23	7,661
$ 2.65	9,000	1.19	9,000
$ 2.90	37,500	3.45	37,500
$ 2.91	12,000	0.77	12,000
$ 3.00	5,375	0.66	5,375
$ 4.00	5,000	0.59	5,000
$ 5.48	1,750	1.72	1,750
$ 5.86	150,000	4.81	120,000
$ 6.55	33,000	6.88	33,000
$ 8.00	33,999	7.24	33,999
$ 9.63	33,000	5.37	33,000

	393,624	4.48	348,285

The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 were $16, $72, and $277, respectively. As of June 30, 2010, the aggregate intrinsic value of options outstanding and shares exercisable were $29 and $29, respectively. As of June 30, 2009, the aggregate intrinsic value of options outstanding and shares exercisable were $40 and $40, respectively.

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2007	$(339)	$(237)	$(576)
Current period change	12	(19)	(7)

June 30, 2008	(327)	(256)	(583)
Current period change	281	(35)	246

June 30, 2009	(46)	(291)	(337)
Current period change	46	(10)	36

June 30, 2010	$—	$(301)	$(301)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	INCOME TAXES

The provisions (benefits) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2010	2009	2008
Domestic:
Current	$688	$2,505	$1,935
Deferred	(1,495)	(1,428)	(848)

Total income tax (benefit) expense	$(807)	$1,077	$1,087

Net deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2010	2009
Domestic:
Net operating loss carryforward	$2,541	$2,424
Depreciation expense	(3,671)	(3,812)
Allowances for receivables	4,588	3,940
Accrued expenses	2,455	2,586
Pension liabilities	25	(8)
Other	(183)	(24)

	5,755	5,106
Less valuation allowance	(1,350)	(1,436)

Total net domestic deferred tax assets	4,405	3,670

Foreign:
Net operating loss carryforwards	—	111
Tax prepayments not currently utilized	—	840
Restructuring	—	337

	—	1,288
Less valuation allowance	—	(1,288)

Total foreign deferred tax assets	—	—

Net deferred tax assets	$4,405	$3,670

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Years Ended June 30,
	2010	2009	2008
Income taxes at Federal statutory rate	$(591)	$729	$1,053
Changes in valuation allowance—continuing operations	(86)	(78)	(79)
U.S. state income taxes, net of federal benefit	(348)	237	(88)
Share option expense	13	69	207
Other	205	120	(6)

Total income tax expense (benefit)—continuing operations	$(807)	$1,077	$1,087

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provided a $1,350 deferred tax valuation allowance for domestic assets as of June 30, 2010 so that the net domestic deferred tax assets were $4,405 as of June 30, 2010. Based upon management’s assessment, it is more likely than not that a portion of its domestic deferred tax asset, primarily its domestic net operating losses subject to limitation, would not be recovered. Accordingly, the Company adjusted its valuation allowance to $1,350 representing that portion of the net domestic tax asset which may not be utilized. The Company provided a $1,436 deferred tax valuation allowance for domestic assets as of June 30, 2009 so that the net domestic deferred tax assets were $3,670 as June 30, 2009. The domestic net operating loss carryforwards expire in 2023.

The Company provided a deferred tax valuation allowance for foreign tax assets as of June 30, 2009 so that the net foreign deferred tax assets are $0. Based upon management’s assessment, it is more likely than not that none of its foreign deferred tax asset will be realized thorough future taxable earning or implementation of tax planning strategies. Usage of the foreign tax assets are considered less likely than not due to the current non-operating status of the Company’s foreign subsidiaries.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through June 30, 2010:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at June 30, 2009	66
Additions based on tax positions related to current year	35
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	—

Balance at June 30, 2010	$71

12.	NONCONTROLLING INTEREST

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians, most of who practice at that facility. The noncontrolling interest reported reflects these physicians ownership interest at June 30, 2010. On July 1, 2009, SunLink sold 49% of the pharmacy operations subsidiary in Ellijay, Georgia, to a corporation. The results of operations for the period from February 1, 2008 to June 30, 2010 were a loss and did not impact the ownership interest of the physicians or the corporation. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interest in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009 and has retroactively adjusted the accompanying June 30, 2009 consolidated balance sheet to conform to this accounting standard and the June 30, 2010 presentation.

13.	EMPLOYEE BENEFITS

Defined Benefit Plans—No defined benefit plan is maintained for employees of either the Healthcare Facilities Segment or the Specialty Pharmacy Segment. Prior to SunLink’s acquisition of its initial hospitals, it historically maintained defined benefit retirement plans covering substantially all of its employees. Effective

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2010 and 2009, SunLink recognized curtailment losses of $0 and $0, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2010, the plan’s assets are invested 80% in cash and short term investments, 10% in equity investments and 10% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $59, $56, $64, $61, and $69 in pension benefits in the years ended June 30, 2011 though 2015, respectively. The plan expects to pay $379 in pension benefits for the years June 30, 2016 through 2020, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company expects to make no contributions to the plan in the year ending June 30, 2010.

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2010	2009	2008
Service cost	$—	$—	$—
Interest cost	72	71	70
Expected return on assets	(45)	(49)	(52)
Amortization of prior service cost	44	36	31

Net pension expense	$71	$58	$49

Weighted-average assumptions:
Discount rate	6.50%	6.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	2010	2009
Change in Benefit Obligation
Benefit obligation at the beginning of year	$1,136	$1,121
Interest cost	72	71
Actuarial loss	16	26
Benefits paid	(65)	(82)

Benefit obligation at end of year	$1,159	$1,136

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,157	$1,257
Actual return on plan assets	1	(18)
Benefits paid	(65)	(82)

Fair value of plan assets at end of year	$1,093	$1,157

Funded status of the plans	(65)	22
Unrecognized actuarial loss	484	467

Prepaid benefit cost	$419	$489

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$(65)	$22
Accumulated other comprehensive income*	484	467

Net amount recognized	$419	$489

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—In April 2001, SunLink adopted a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees except for the employees of the two HealthMont hospitals. HealthMont had an existing 401(k) plan at the acquisition date which covered substantially all of the employees of the HealthMont hospitals. The HealthMont plan was merged into the SunLink plan in January 2005. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No matching of HealthMont employees’ contribution was made prior to the merger of the HealthMont plan into the SunLink plan. Plan expense was $0, $66, and $280, for the years ended June 30, 2010, 2009 and 2008, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $3,316, $3,226, and $2,630, for the years ended June 30, 2010, 2009 and 2008, respectively. Minimum lease commitments as of June 30, 2009 are as follows:

Fiscal year ending June 30:
2011	$3,397
2012	1,320
2013	805
2014	511
2015	433
2016 and thereafter	953

$7,419

Lease Guarantee Obligation—In the 2004 HealthMont acquisition, SunLink assumed a lease guarantee obligation of $500 for a facility the Company did not occupy. During the fiscal year ended June 30, 2009, we learned that the guarantee had been extinguished through an agreement between the leasor and the current leasee of the property. As a result, SunLink reversed the recorded liability for the guarantee of $500.

Physician Guarantees—At June 30, 2010 SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom the guarantee agreement is made generally agrees to maintain his/her practice within the hospital’s geographic area for a specific period (normally three years) will be liable to repay all or a portion of the guarantee received if all conditions of the guarantee is not met. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally will be collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at June 30, 2010 is a liability of $144 for two physician guarantees. SunLink expensed $669, $844, and $747, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Noncancelable commitments under these contracts as of June 30, 2010 are as follows:

Fiscal year ending June 30:
2011	$343

Total	$343

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 6, 2007, the liquidator in an insolvency proceeding in the United Kingdom involving the Company’s former subsidiary, KRUG International (UK) Limited (“KRUG UK”) made an application (the “Application”) in the Birmingham County Court in Birmingham, England, in which the liquidator sought a declaration by the court that a transfer of certain funds in 2001 from KRUG UK to SunLink in connection with the purchase of certain preferred stock of another subsidiary of SunLink and the making of a loan to SunLink, and certain forgiveness of debt to SunLink by KRUG UK was improper because, among other things, KRUG UK was then effectively insolvent and the approval of such transfers by the then directors of KRUG UK resulted in a breach of their fiduciary duties. The liquidator sought to have the court order the former directors or, in the alternative, the Company, be required to account for, repay or restore such funds to the liquidator of KRUG UK. All claims of the liquidator in the Application were settled on April 13, 2010 and are no longer outstanding with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010. The Company cancelled all preferred stock of its subsidiary held by KRUG UK.

On July 13, 2006, Piedmont Healthcare, Inc. and Piedmont Mountainside Hospital, Inc. (collectively “Piedmont”) filed a Complaint in the Superior Court of Cobb County, Georgia, alleging that Southern Health Corporation of Jasper, Inc., SunLink Healthcare LLC (formerly SunLink Healthcare Corp.) and SunLink (collectively “Defendants” or “SunLink”) breached an Asset Purchase Agreement (the “Agreement”) dated as of April 9, 2004, pursuant to which the Mountainside Medical Center was sold to Piedmont. On August 11, 2006, SunLink filed an Answer to the complaint asserting factual and legal defenses, along with a Counterclaim asserting breach of contract and related claims against Piedmont.

On November 21, 2008, the Superior Court of Cobb County, Georgia, entered Orders denying Piedmont’s motion for partial summary judgment and grating SunLink’s motion for partial summary judgment. On May 27, 2010, Piedmont paid SunLink $1,246 representing the amount of the judgment plus accrued interest minus an offset of $90 for a separate claim Piedmont was pursuing against SunLink.

SunLink is pursuing additional claims including fees and costs. In response, Piedmont has announced they intend to seek an unspecified amount of attorneys’ fees related its claim for $90 and perhaps attorneys’ fees related to some other matters in the litigation. The trial court has scheduled a trial on all of the remaining claims for December 1 and 2, 2010.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $596, $585, and $1,154 to these law firms in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal years ended June 30, 2010 and 2009 is as follows:

2010	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$154,822	$42,962	$—	$197,784
Operating profit (loss)	7,658	(421)	(5,517)	1,720
Depreciation and amortization	4,719	1,636	448	6,803
Assets	60,419	25,195	12,876	98,490
Expenditures for property, plant and equipment	1,634	718	150	2,502

2009
Net Revenues from external customers	$151,925	$46,130	$—	$198,055
Operating profit (loss)	9,367	1,853	(5,541)	5,679
Depreciation and amortization	4,917	1,541	438	6,896
Assets	64,921	27,007	15,455	107,383
Expenditures for property, plant and equipment	990	515	66	1,571

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2010		2009		2008
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$(930)		$1,067		$2,009

Basic:
Weighted-average shares outstanding	8,052	$(0.12)	7,975	$0.13	7,605	$0.26

Diluted:
Weighted-average shares outstanding	8,052	$(0.12)	8,019	$0.13	7,855	$0.26

Earnings (loss) from discontinued operations	$1,032		$(155)		$(393)

Basic:
Weighted-average shares outstanding	8,052	$0.13	7,975	$(0.02)	7,605	$(0.05)

Diluted:
Weighted-average shares outstanding	8,052	$0.13	8,019	$(0.02)	7,855	$(0.05)

Net Earnings	$102		$912		$1,616

Basic:
Weighted-average shares outstanding	8,052	$0.01	7,975	$0.11	7,605	$0.21

Diluted:
Weighted-average shares outstanding	8,052	$0.01	8,019	$0.11	7,855	$0.21

Weighted-average number of shares outstanding—basic	8,052		7,975		7,605

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	—		44		250

Weighted-average number of shares outstanding—diluted	8,052		8,019		7,855

Share options of 321 for the year ended June 30, 2010 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 388 for the year ended June 30, 2009 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 886 for the year ended June 30, 2008 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Share	Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2010 and 2009, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2010	$48,982	$51,429	$49,854	$47,519
	Year Ended June 30, 2009	$48,928	$53,280	$49,464	$46,383
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	Year Ended June 30, 2010	(1,498)	430	(411)	549
	Year Ended June 30, 2009	850	981	(161)	(603)

NET EARNINGS (LOSS)	Year Ended June 30, 2010	(1,516)	1,646	(524)	496
	Year Ended June 30, 2009	891	949	(264)	(664)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2010	(0.19)	0.05	(0.05)	0.07
	Year Ended June 30, 2009	0.11	0.12	(0.02)	(0.08)

Diluted	Year Ended June 30, 2010	(0.19)	0.05	(0.05)	0.07
	Year Ended June 30, 2009	0.11	0.12	(0.02)	(0.08)
Net earnings (loss):
Basic	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06
	Year Ended June 30, 2009	0.11	0.12	(0.03)	(0.08)

Diluted	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06
	Year Ended June 30, 2009	0.11	0.12	(0.03)	(0.08)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2010	8,058	8,057	8,050	8,050
	Year Ended June 30, 2009	8,001	7,999	7,990	7,933

Diluted	Year Ended June 30, 2010	8,058	8,069	8,050	8,050
	Year Ended June 30, 2009	8,020	7,999	7,990	7,933