Form 10-Q
period 2010-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2010-11-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 15, 2010 was 8,081,732.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010 (unaudited)	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,877	$1,704
Receivables – net	16,420	17,233
Inventory	4,718	4,823
Income tax receivable	1,315	345
Deferred income tax asset	5,631	6,030
Prepaid expenses and other	3,918	4,499

Total Current Assets	34,879	34,634
Property, Plant and Equipment, at cost	73,176	72,474
Less accumulated depreciation and amortization	32,547	31,118

Property, Plant and Equipment – net	40,629	41,356
Intangible assets-net	11,616	11,776
Goodwill	9,024	9,024
Other assets	1,581	1,700

Total Assets	$97,729	$98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,106	$8,445
Revolving advances	1,200	—
Current maturities of long-term debt	30,448	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,498	5,129
Third-party payor settlements	1,436	—
Income taxes	—	607
Other accrued expenses	2,906	2,828

Total Current Liabilities	49,894	19,106
Long-Term Liabilities:
Long-term debt	20	29,090
Subordinated long-term debt	2,250	2,250
Noncurrent liability for professional liability risks	3,379	2,956
Noncurrent deferred income tax liabilities	1,506	1,625
Other noncurrent liabilities	738	771

Total Long-term Liabilities	7,893	36,692
Commitments and Contingencies
Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 8,082 shares at September 30, 2010 and 8,079 shares at June 30, 2010	4,039	4,039
Additional paid-in capital	11,720	11,701
Retained earnings	23,796	26,565
Accumulated other comprehensive loss	(301)	(301)

Total Parent Company Shareholders’ Equity	39,254	42,004
Noncontrolling interest	688	688

Total Shareholders’ Equity	39,942	42,692

Total Liabilities and Shareholders’ Equity	$97,729	$98,490

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Net Revenues	$44,204	$48,067
Costs and Expenses
Cost of goods sold	5,808	6,630
Salaries, wages and benefits	19,301	19,960
Provision for bad debts	6,224	6,512
Supplies	3,653	3,868
Purchased services	3,051	3,018
Other operating expenses	6,343	5,891
Rent and lease expense	839	820
Depreciation and amortization	1,593	1,662
Gain on sale of Home Health businesses	—	(2,342)

Operating Profit (Loss)	(2,608)	2,048
Other Income (Expense):
Interest expense	(848)	(919)
Interest income	1	3

Earnings (Loss) from Continuing Operations before Income Taxes	(3,455)	1,132
Income Tax Expense (Benefit)	(810)	583

Earnings (Loss) from Continuing Operations	(2,645)	549
Loss from Discontinued Operations	(124)	(53)

Net Earnings (Loss)	$(2,769)	$496

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.33)	$0.07

Diluted	$(0.33)	$0.07

Discontinued Operations:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

Net Earnings (Loss):
Basic	$(0.34)	$0.06

Diluted	$(0.34)	$0.06

Weighted-Average Common Shares Outstanding:
Basic	8,081	8,050

Diluted	8,081	8,070

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Net Cash Provided by (Used In) Operating Activities	$981	$(504)
Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	—	3,300
Expenditures for property, plant and equipment	(565)	(872)

Net Cash Provided by (Used in) Investing Activities	(565)	2,428
Cash Flows From Financing Activities:
Revolving advances, net	1,200	(1,100)
Payments on long-term debt	(451)	(457)
Proceeds from issuance of common shares under stock option plans	8	—

Net Cash Provided by (Used in) Financing Activities	757	(1,557)

Net Increase in Cash and Cash Equivalents	1,173	367
Cash and Cash Equivalents at Beginning of Period	1,704	2,364

Cash and Cash Equivalents at End of Period	$2,877	$2,731

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$748	$885

Income taxes	$413	$1,665

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$32	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2010

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on October 12, 2010. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our seven community hospitals which have a total of 402 licensed beds;

•	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our one home health agency, which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Three retail pharmacies offering products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our ScriptsRx LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations based on a variety of factors including asset values, return on investment, competition from existing and potential facilities, capital improvement needs and other corporate objectives. In addition, as we have previously announced, we have engaged Fennebresque & Co. and Health Strategy Partners, LLC as financial advisors to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

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

Acquisitions

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy Segments. However, during the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale, and monitored other selected rural and exurban healthcare acquisition targets which we believed might become available for sale.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2010	2009
Loss from discontinued operations:
Housewares Segment:
Loss from operations	$—	$(35)
Income tax benefit	—	14

Loss from Housewares Segment after taxes	—	(21)

Mountainside Medical
Loss from operations	(178)	(36)
Income tax benefit	67	15

Loss from Mountainside Medical Center after taxes	(111)	(21)

Life sciences and engineering segment:
Loss from operations	(21)	(18)
Income tax benefit	8	7

Loss from life sciences and engineering segment after taxes	(13)	(11)

Loss from discontinued operations	$(124)	$(53)

Housewares Segment – All claims in a liquidation proceeding with respect to SunLink’s former Housewares Segment were settled on April 13, 2010 and are no longer outstanding with SunLink agreeing to pay approximately $1,400. SunLink’s insurer under a Directors and Officers insurance policy contributed $480 with SunLink paying the difference of $920 in April 2010. The Company cancelled all preferred stock of its SunLink subsidiary held by the former Housewares Segment subsidiary. The pre-tax loss of $35 for the quarter ended September 30, 2009 resulted from legal expenses incurred.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, a claim by the buyer of Mountainside and a counter claim by SunLink had been in litigation since July 2006. On October 26, 2006, SunLink obtained a judgment for damages of $1,056 plus accrued prejudgment interest from the Superior Court of Cobb County, Georgia. The damage amount of $1,056 was a net amount including $1,560 of disputed Medicaid receipts owed to SunLink (and previously disputed by the buyer) less $504 SunLink owed to the buyer under the asset sale agreement. After additional judicial proceedings, on May 27, 2010, the buyer paid SunLink $1,246 representing the amount of the judgment plus accrued interest minus an offset of $90 for a separate claim the buyer was pursuing against SunLink. Under the terms of the asset sale agreement, SunLink had the right to be indemnified by the buyer for losses (including reasonable attorneys’ fees and expenses of litigation) incurred in enforcing the covenants and agreements of the buyer.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three months ended September 30, 2010 and 2009, respectively, were the following:

	Three Months Ended September 30,
	2010	2009
Interest cost	18	18
Expected return on assets	(11)	(11)
Amortization of prior service cost	14	11

Net pension expense	21	18

SunLink did not contribute to the plan in the three months ended September 30, 2010. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2011.

Discontinued Operations Reserves – Over the past 21 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. – Stock-Based Compensation

For the three months ended September 30, 2010 and 2009, the Company recorded $12 and $13, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the three months ended September 30, 2010 and 2009.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2010	June 30, 2010
Accounts receceivable (net of contractual allowances)	31,994	$33,741
Less allowance for doubtful accounts	(15,574)	(16,508)

Receivables - net	$16,420	$17,233

Net revenues include an increase of $9 and a decrease of $100 for the three months ended September 30, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Goodwill And Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	September 30, 2010	June 30, 2010
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(240)	(226)

	$473	$487

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769

	12,569	12,569
Accumulated Amortization	(1,426)	(1,280)

	11,143	11,289

Total	$11,616	$11,776

Amortization expense was $160, and $211, for the quarters ended September 30, 2010 and 2009, respectively.

Goodwill consists of the following:

	September 30, 2010	June 30, 2010
Healthcare Facilities Segment	$2,515	$2,515
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,024

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities Segment.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2010	June 30, 2010
Term Loan	$30,398	$30,836
Capital lease obligations	70	51

Total	30,468	30,887
Less current maturities	(30,448)	(1,797)

	$20	$29,090

SunLink Credit Facilities – On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the 2008 Credit Facility is LIBOR (defined as the Thirty-day published rate) plus the applicable margin. Pursuant to a waiver agreement discussed below, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000 which we believe is adequate for our current level of operations. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $39,114 at September 30, 2010. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008 Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the 2008 Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received a waiver (“Credit Agreement Waiver”) from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

The Credit Agreement Waiver also contains conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. These conditions include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the 2008 Credit Agreement, including the revised levels of financial covenants for the September 30, 2010 financial statements. A waiver fee of 2% of the current 2008 Credit Facility commitment totaling approximately $788 was paid to the Lenders by SunLink at the Waiver Date, which will be expensed in the quarter ending December 31, 2010, and additional waiver fees of 0.5% of the total 2008 Credit Facility commitment will be payable at November 15, 2010, February 15, 2011 and May 15, 2011. The waiver includes other conditions which may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 2% over the prescribed interest rate for the remainder of the 2008 Credit Facility. Amortization of the fees and expenses recorded in interest expense were approximately $107 for the three months ended September 30, 2010 and $98 for the three month ended September 30, 2009. As a result of the increased interest rates, waiver fees and new termination date for the 2008 Credit Agreement under the Credit Agreement Waiver, SunLink expects interest expense (including increased amortization of certain non-cash deferred financing costs) to be approximately $2,250 higher for the quarter ending December 31, 2010 than it would have been. In addition, as a result of the new termination date of September 30, 2011 for the 2008 Credit Facility, SunLink will have to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to the termination date. SunLink is currently pursuing alternatives, including refinancing arrangements, to refinance or repay the amounts outstanding under the 2008 Credit Facility and to finance certain capital improvements to its hospital facilities, but there can be no assurance that it will be able to effect such a refinancing or regarding the terms or conditions thereof.

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30, 2010	June 30, 2010
Carmichael	$2,550	$2,550
Less current maturities	(300)	(300)

	$2,250	$2,250

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

Under the terms of the 2008 Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of this Facility, the Company cannot make principal payments of the Carmichael Loan without permission of the 2008 Credit Facility lender. At June 30, 2010, SunLink was in violation of certain financial covenants of the 2008 Credit Facility, but has received a waiver of the restriction of paying the principal and interest due under the Carmichael Loan as long as SunLink is not in violation of the terms of the Credit Waiver Agreement.

Note 10. – Income Taxes

Income tax benefit of $810 ($1,005 federal tax benefit and $195 state tax expense) and income tax expense of $583 ($526 federal tax expense and $57 state tax expense) was recorded for the three months ended September 30, 2010 and 2009, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at September 30, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2010, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,127. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through September 30, 2010:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	35
Reduction for tax positions of prior years	(30)

Balance at June 30, 2010	71
Additions based on tax positions related to current year	18
Reduction for tax positions of prior years	(8)

Balance at September 30, 2010	$81

SunLink or one or more of our subsidiaries files income tax returns with the United States and various states in the United States. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At July 1, 2010, our unrecognized tax benefits, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements as shown above, amounted to $71. If recognized, all of our unrecognized tax benefits would not reduce our income tax expense or effective tax rate except as such recognition related to the removal of the liability associated with interest classified as income tax expense. No portion of any such reduction might be reported as discontinued operations. During fiscal year 2011, certain factors could potentially reduce our unrecognized tax benefits, either because of the expiration of open statutes of limitation or modifications to our intercompany accounting policies and procedures. Of these tax positions, none relate to positions that would affect our total tax provision or effective tax rate (except as such recognition related to the removal of the liability associated with interest classified as income tax expense).

We classify interest on tax deficiencies as tax expense and classify income tax penalties as tax expense. At September 30, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $18 and we had recorded no related accrued penalties.

Note 11. – Noncontrolling Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians, most of whom practice at that facility. The noncontrolling interest reported reflects these physicians ownership interest at September 30, 2010. The results of operations for the period from February 1, 2008 to September 30, 2010 were a loss and did not impact the ownership interest of the physicians or the corporation. On July 1, 2009, SunLink sold 49% of the pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interest in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009.

Note 12. – Comprehensive Earnings

Our comprehensive earnings may include foreign currency translation adjustments and change in minimum pension liability. Foreign currency translation adjustment results primarily from the effect of changes in the exchange rates of the UK pound on our reserve for claims in connection with our former Housewares Segment (See Note 4. - Discontinued Operations).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
Net earnings (loss)	$(2,769)	$496
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	—	24

Comprehensive earnings	$(2,769)	$520

Note 13. – Commitments and Contingencies

Legal Proceedings

On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”), a SunLink subsidiary, filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest (including 2008 Credit Agreement waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at September 30, 2010 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2011)	$30,448	$300	$3,143	$140	$5,386	$192
2 years (2012)	11	300	1,243	—	1	168
3 years (2013)	9	300	714	—	—	144
4 years (2014)	—	300	506	—	—	120
5 years (2015)	—	1,350	423	—	—	108
5 years +	—	—	880	—	—	—

	$30,468	$2,550	$6,909	$140	$5,387	$732

At September 30 2010, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2010 is a liability of $18 for two physician guarantees. SunLink expensed $89 and $227 on physician guarantees and recruiting for the three months ended September 30, 2010 and 2009, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2010.

Note 14. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $267 and $183 for legal services to these law firms in the three months ended September 30, 2010 and 2009, respectively.

Note 15. – Financial Information By Segments

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarters ended September 30, 2010 and 2009 is as follows:

2010	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$35,302	$8,902	$—	$44,204
Operating loss	(1,132)	(205)	(1,271)	(2,608)
Depreciation and amortization	1,090	388	115	1,593
Assets	57,785	25,335	14,609	97,729
Expenditures for property, plant and equipment	322	171	72	565

2009	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$38,041	$10,026	$—	$48,067
Operating income (loss)	3,038	291	(1,281)	2,048
Depreciation and amortization	1,157	397	108	1,662
Assets	64,583	27,919	12,929	105,431
Expenditures for property, plant and equipment	606	265	1	872

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

Corporate Business Strategy

SunLink’s business strategy is to focus its efforts on internal operations of its existing healthcare facilities and pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy and other corporate objectives. As we have previously announced, we have engaged Fennebresque & Co. and Health Strategy Partners, LLC as financial advisors to aid in our evaluation of strategic alternatives as well as in connection with a potential refinancing of our outstanding indebtedness. Currently no agreement has been reached or approved by the Board of SunLink to effect any strategic transaction or to refinance any of our outstanding indebtedness.

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

Acquisitions

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy Segments. However, during the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale, and monitored other selected rural and exurban healthcare acquisition targets which we believed might become available for sale.

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

Our critical accounting estimates are more fully described in our 2010 Annual Report on Form 10-K and continue to include the following areas:

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

	THREE MONTHS ENDED September 30,
	2010	2009	% Change
Net Revenues - Healthcare Facilities	$35,302	$38,041	-7.2%
Net Revenues - Specialty Pharmacy	8,902	10,026	-11.2%

Total Net Revenues	44,204	48,067	-8.0%
Costs and expenses	(46,812)	(48,361)	-3.2%
Gain on sale of Home Health businesses	—	2,342	N/A

Operating profit (loss)	(2,608)	2,048	N/A
Interest expense	(848)	(919)	-7.7%
Interest income	1	3	-66.7%

Earnings (Loss) from continuing operations before income taxes	$(3,455)	$1,132	N/A

Healthcare Facilities Segment:
Admissions	1,620	1,850	-12.4%
Equivalent admissions	5,869	6,423	-8.6%
Surgeries	837	961	-12.9%
Revenue per equivalent admission	$6,015	$5,923	1.6%

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

Healthcare Facilities Segment

Net revenues for the quarter ended September 30, 2010 were $35,302 with a total of 5,869 equivalent admissions and revenue per equivalent admission of $6,015 compared to net revenues of $38,041 with a total of 6,423 equivalent admissions and revenue per equivalent admission of $5,923 for the quarter ended September 30, 2009.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended September 30,
	2010	2009
Source
Medicare	39.0%	37.1%
Medicaid	12.9%	16.7%
Self-pay	18.0%	13.8%
Commerical Insurance & Other	30.1%	32.4%

	100.0%	100.0%

Admissions decreased for all payor sources but Self-pay, which increased 21%, in the current year as compared to last year. These decreased admissions resulted in net revenue decreases in Medicaid, Medicare and Commercial Insurance and Other net revenues this year, while we had an increase in Self-pay net revenues. We experienced a net loss of one physician during the three months ended September 30, 2010. The loss of one net physician combined with the continued weak local economies of our service areas resulted in the decreased Healthcare Facilities net revenues during the three months ended September 30, 2010 when compared to the prior year’s comparable quarter.

The Company has responded to this by:

–	physician recruiting efforts,
–	employing physicians and,
–	additional clinics, including Rural Health Clinics.

The cost of these initiatives is expensed but the revenues not yet realized. In addition, we continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital. We currently have ongoing searches to recruit primary care physicians and general surgeons at four hospitals. During the three months ended September 30, 2010, SunLink expensed $89 on physician guarantees and recruiting expenses compared to $226 for the same period last year. We also have expended approximately $3,067 for capital expenditures to upgrade services and facilities since July 1, 2009.

Net outpatient revenue was $18,383, or 52.1% of the segment’s net revenues, for the three months ended September 30, 2010 compared to $20,183, or 53.1% of the segment’s net revenues, for the prior year’s comparable quarter. Net revenue for the three months ended September 30, 2010 and 2009, included $842 and $928, respectively, from state indigent care programs. Net revenues include an increase of $9 and a decrease of $100 for the three months ended September 30, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended September 30, 2010 was $8,902, a decrease of $1,124, or 11%, from $10,026 for the three months ended September 30, 2009. The decrease was primarily due to lower sales of a seasonal infusion therapy drug this year than last year due to the deferral of the start and the shortening of the overall dosage regimen period under Louisiana Medicaid this year. Sales of durable medical equipment also decreased slightly this year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $36,436 and $37,371 for the three months ended September 30, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues
	Three Months Ended September 30,
	2010	2009
Salaries, wages and benefits	47.5%	45.9%
Provision for bad debts	16.9%	16.9%
Supplies	10.2%	10.0%
Purchased services	7.5%	6.9%
Other operating expenses	15.7%	13.6%
Rent and lease expense	2.1%	2.5%
Depreciation and amortization expense	3.1%	3.0%

Salaries, wages and benefits expense as a percentage of net revenues increased in the three months ended September 30, 2010 to 47.5% compared to 45.9% in the prior year due to the decrease in net revenues. Salaries, wages and benefits expense decreased to $16,765 for the three months ended September 30, 2010 from $17,477 in the prior year due to decreased staffing demands in conjunction with lower volumes. The cost of increased employed physicians this year kept salaries, wages and benefits from declining more.

Other operating expenses as a percentage of net revenues increase in the three months ended September 30, 2010 due to our Georgia hospitals recording a hospital provider tax effective July 1, 2010. Hospital provider tax expense for our Georgia hospitals totaled $213 for the three months ended September 30, 2010. Other operating expense also increased as compared to the prior year due higher expense for professional expenses and general liability claims due to higher actuarially determined liability amounts.

Purchased services as a percentage of net revenues increased in the three months ended September 30, 2010 to 7.5% compared to 6.9% in the prior year’s quarter due to the decrease in net revenues. Purchased services increased slightly to $2,658 for three months ended September 30, 2010 from $2,616 in the prior year due to certain services that were previously provided in-house, such as laundry, being outsourced when a lower cost alternative was identified to decrease expenses at the facilities.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $9,105 and $9,763 for the three months ended September 30, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues
	Three Months Ended September 30,
	2010	2009
Cost of goods sold	65.3%	66.1%
Salaries, wages and benefits	20.2%	17.7%
Provision for bad debts	2.8%	0.8%
Supplies	70.0%	0.6%
Purchased services	4.4%	4.3%
Other operating expenses	3.6%	3.4%
Rent and lease expense	0.9%	0.6%
Depreciation and amortization expense	4.4%	4.0%

The provision for bad debt increased by 2.0% of net revenues for the quarter ended September 30, 2010 as compared to the prior year. The provision for bad debt of 0.8% of net revenue for the quarter ended September 30, 2009 was unusually low due to the collection of accounts receivable that had been previously fully reserved in prior periods. Excluding the provision for bad debts and cost of good sold, Specialty Pharmacy costs and expenses for the quarter ended September 30, 2010 was relatively unchanged from the prior year. The increase in the percentage of net revenue for the expense categories increased in the current year mainly due to lower net revenue.

Corporate Overhead Costs and Expenses

Cost and expenses for corporate overhead including corporate depreciation, was $1,271 and $1,228 for the three months ended September 30, 2010 and 2009, respectively. The increase in the quarter ended September 30, 2010 was primarily due to $62 of strategic alternative expense in the current year’s quarter compared to $0 in the same quarter of the prior year.

Operating Profit

SunLink had an operating loss of $2,608 and profit of $2,048 for the three months ended September 30, 2010 and 2009, respectively. The operating loss in the quarter ended September 30, 2010 compared to operating profit in the prior year was due to the decrease in net revenues from the prior year’s quarter and the pre-tax gain on the sale of three home health businesses during the prior year’s quarter.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities Segment. The home health businesses were located in Adel, GA, Clanton, AL and Fulton, MO.

Interest expense was $848 and $919 for the three months ended September 30, 2010 and 2009, respectively. The decrease in interest expense for the quarter ended September 30, 2010 compared to the comparable period in 2009 resulted from lower outstanding debt in the current year.

Income tax benefit of $810 ($1,005 federal tax benefit and $195 state tax expense) and income tax expense of $583 ($526 federal tax expense and $57 state tax expense) were recorded for the three months ended September 30, 2010 and 2009, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at September 30, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2010, we provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,127. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations was $2,645 ($0.33 per fully diluted share) for the quarter ended September 30, 2010 compared to earnings of $549 ($0.07 per fully diluted share) for the quarter ended September 30, 2009. Loss from continuing operations in the current year’s quarter decreased from the earnings in the prior year’s quarter due to a decrease in net revenues in the three months ended September 30, 2010 and higher earnings in the prior period from the sale of three of our home health agencies in September 2009.

Loss from discontinued operations of $124 for the quarter ended September 30, 2010 primarily resulted from $111 of losses after tax benefit attributable to our former Mountainside operations (primarily legal expenses) and $13 of losses after tax benefit resulting from domestic pension items relating to discontinued operations. Loss from discontinued operations of $53 for the quarter ended September 30, 2009 resulted from $21 of losses from Mountainside and $21 of losses from the former Housewares Segment subsidiary, (primarily legal expenses), and $11 of losses resulting from domestic pension items relating to discontinued operations.

Net loss for the quarter ended September 30, 2010 was $2,769 ($0.34 per fully diluted share) compared to earnings of $496 ($0.06 per fully diluted share) for the quarter ended September 30, 2009.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report

Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended September 30, 2010 and 2009, respectively, is shown below.

	Three Months Ended September 30,
	2010	2009
Healthcare Facilties Adjusted EBITDA	$(42)	$1,829
Specialty Pharmacy Adjusted EBITDA	183	660
Corporate overhead costs	(1,156)	(1,121)
Taxes and interest expense	38	(1,463)
Other non-cash expenses and net change in operating assets and liabilities	1,958	(409)

Net cash provided by (used in) operations	$981	$(504)

Liquidity and Capital Resources

We generated $981 of cash from operating activities during the three months ended September 30, 2010 compared to $504 of cash used during the comparable period last year. Cash was generated from non-cash expenses of depreciation and amortization, decreased accounts receivable, increased third party payor settlements and accrued payroll, offset by the operating loss for the quarter and cash paid for interest and income taxes.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the 2008 Credit Facility is LIBOR (defined as the Thirty-day published rate) plus the applicable margin. Pursuant to a waiver agreement discussed below, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000 which we believe is adequate for our current level of operations. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $39,114 at September 30, 2010. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008

Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the 2008 Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received a waiver (“Credit Agreement Waiver”) from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

The Credit Agreement Waiver also contains conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. These conditions include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the 2008 Credit Agreement, including the revised levels of financial covenants for the September 30, 2010 financial statements. A waiver fee of 2% of the current 2008 Credit Facility commitment totaling approximately $788 was paid to the Lenders by SunLink at the Waiver Date, which will be expensed in the quarter ending December 31, 2010, and additional waiver fees of 0.5% of the total 2008 Credit Facility commitment will be payable at November 15, 2010, February 15, 2011 and May 15, 2011. The waiver includes other conditions which may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 2% over the prescribed interest rate for the remainder of the 2008 Credit Facility. Amortization of the fees and expenses recorded in interest expense were approximately $107 for the three months ended September 30, 2010 and $98 for the three month ended September 30, 2009. As a result of the increased interest rates, waiver fees and new termination date for the 2008 Credit Agreement under the Credit Agreement Waiver, SunLink expects interest expense (including increased amortization of certain non-cash deferred financing costs) to be approximately $2,250 higher for the quarter ending December 31, 2010 than it would have been. In addition, as a result of the new termination date of September 30, 2011 for the 2008 Credit Facility, SunLink will have to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to the termination date. SunLink is currently pursuing alternatives, including refinancing arrangements, to refinance or repay the amounts outstanding under the 2008 Credit Facility and to finance certain capital improvements to its hospital facilities, but there can be no assurance that it will be able to effect such a refinancing or regarding the terms or conditions thereof.

We expended $565 for capital improvements during the three months ended September 30, 2010 and expect to spend approximately $2,400 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities Segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy Segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest (including 2008 Credit Agreement waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at September 30, 2010 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2011)	$30,448	$300	$3,143	$140	$5,386	$192
2 years (2012)	11	300	1,243	—	1	168
3 years (2013)	9	300	714	—	—	144
4 years (2014)	—	300	506	—	—	120
5 years (2015)	—	1,350	423	—	—	108
5 years +	—	—	880	—	—	—

	$30,468	$2,550	$6,909	$140	$5,387	$732

At September 30 2010, SunLink had contracts with two physicians which contained guaranteed minimum gross receipts. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within the hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with guarantee provisions generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2010 is a liability of $18 for two physician guarantees. SunLink expensed $89 and $227 on physician guarantees and recruiting for the three months ended September 30, 2010 and 2009, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2010.

At September 30, 2010, we had outstanding long-term debt and subordinated debt of $33,018 of which $30,398 was incurred under the SunLink 2008 Credit Facility, $2,550 was incurred under the subordinated loan, and $70 was related to capital leases. Also outstanding at September 30, 2010 was a revolving line of credit loan of $1,200.

Legal Proceedings

On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”), a SunLink subsidiary, filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $267 and $183 for legal services to these law firms in the three months ended September 30, 2010 and 2009, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 Credit Facility. At September 30, 2010, borrowings under the facility of $31,598 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $316 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported in a timely manner.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceeding previously reported in SunLink’s Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

Dated: November 15, 2010