Form 10-Q
period 2010-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2011-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of Common Shares, without par value, outstanding as of February 11, 2011 was 8,081,732.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010 (unaudited)	June 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$ 1,231	$ 1,704
Receivables - net	18,680	17,233
Inventory	4,770	4,823
Income tax receivable	1,776	345
Deferred income tax asset	5,858	6,030
Prepaid expenses and other	3,720	4,499

Total Current Assets	36,035	34,634

Property, Plant and Equipment, at cost	73,457	72,474
Less accumulated depreciation and amortization	33,923	31,118

Property, Plant and Equipment - net	39,534	41,356

Intangible assets-net	11,457	11,776
Goodwill	9,024	9,024
Other assets	367	1,700

Total Assets	$ 96,417	$ 98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 8,667	$ 8,445
Revolving advances	2,800	-
Current maturities of long-term debt	30,000	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,985	5,129
Third-party payor settlements	1,177	-
Income taxes	-	607
Other accrued expenses	2,814	2,828

Total Current Liabilities	50,743	19,106

Long-Term Liabilities:
Long-term debt	18	29,090
Subordinated long-term debt	2,100	2,250
Noncurrent liability for professional liability risks	3,206	2,956
Noncurrent deferred income tax liabilities	1,403	1,625
Other noncurrent liabilities	775	771

Total Long-term Liabilities	7,502	36,692

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares
Common shares, without par value:
Issued and outstanding, 8,082 shares at December 31, 2010 and 8,079 shares at June 30, 2010	4,040	4,039
Additional paid-in capital	11,713	11,701
Retained earnings	22,032	26,565
Accumulated other comprehensive loss	(301)	(301)

Total Parent Company Shareholders’ Equity	37,484	42,004
Noncontrolling interest	688	688

Total Shareholders’ Equity	38,172	42,692

Total Liabilities and Shareholders’ Equity	$ 96,417	$ 98,490

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2010	2009	2010	2009
Net Revenues	$48,751	$50,395	$92,955	$98,462

Costs and Expenses:
Cost of goods sold	8,443	8,968	14,251	15,598
Salaries, wages and benefits	19,739	20,082	39,040	40,042
Provision for bad debts	5,133	6,014	11,357	12,526
Supplies	3,688	3,981	7,341	7,849
Purchased services	3,085	3,089	6,136	6,107
Other operating expenses	6,096	5,681	12,439	11,572
Rent and lease expense	849	808	1,688	1,628
Depreciation and amortization	1,547	1,695	3,140	3,357
Gain on sale of Home Health businesses	-	-	-	(2,342)

Operating Profit (Loss)	171	77	(2,437)	2,125

Other Income (Expense):
Interest expense	(3,229)	(859)	(4,077)	(1,778)
Interest income	1	6	2	9

Earnings (Loss) from Continuing Operations before Income Taxes	(3,057)	(776)	(6,512)	356
Income Tax Expense (Benefit)	(978)	(365)	(1,788)	218

Earnings (Loss) from Continuing Operations	(2,079)	(411)	(4,724)	138
Earnings (Loss) from Discontinued Operations	314	(113)	190	(166)

Net Loss	$(1,765)	$(524)	$(4,534)	$(28)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.26)	$(0.05)	$(0.58)	$0.02

Diluted	$(0.26)	$(0.05)	$(0.58)	$0.02

Discontinued Operations:
Basic	$0.04	$(0.01)	$0.02	$(0.02)

Diluted	$0.04	$(0.01)	$0.02	$(0.02)

Net Loss:
Basic	$(0.22)	$(0.07)	$(0.56)	$(0.00)

Diluted	$(0.22)	$(0.07)	$(0.56)	$(0.00)

Weighted-Average Common Shares Outstanding:
Basic	8,082	8,050	8,081	8,050

Diluted	8,082	8,050	8,081	8,069

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2010	2009

Net Cash Provided By (Used In) Operating Activities	$(1,360)	$39

Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	-	3,300
Expenditures for property, plant and equipment	(869)	(1,337)

Net Cash Provided by (Used in) Investing Activities	(869)	1,963

Cash Flows From Financing Activities:
Revolving advances, net	2,800	(2,100)
Payments on long-term debt	(1,052)	(1,060)
Proceeds from issuance of common shares under stock option plans	8	-

Net Cash Provided by (Used in) Financing Activities	1,756	(3,160)

Net Decrease in Cash and Cash Equivalents	(473)	(1,158)
Cash and Cash Equivalents at Beginning of Period	1,704	2,364

Cash and Cash Equivalents at End of Period	$1,231	$1,206

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$2,857	1,600

Income taxes	$413	1,806

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$34	$-

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2010

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on October 12, 2010. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

–	Our seven community hospitals, which have a total of 402 licensed beds;

–	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

–	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Three retail pharmacies offering products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008. Our Specialty Pharmacy segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our ScriptsRx LLC subsidiary and consists of a specialty pharmacy business acquired in April 2008 with four service lines.

Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with the sale of our

Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations. Dispositions may be considered based on a variety of factors including asset values, return on investment, competition from existing and potential facilities, capital improvement needs and other corporate objectives.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, expanding services and implementing and maintaining effective cost controls.

Acquisitions

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy segments. However, we continue to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which we believe might become available for sale.

Note 3. – Sale of Home Health Businesses

In September 2009, we sold three of our home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342 for the six months ended December 31, 2009. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities segment. The home health businesses were located in Adel, GA, Clanton, AL, and Fulton, MO.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Earnings (Loss) from discontinued operations:

Housewares segment:
Loss from operations	$-	$(139)	$-	$(174)
Income tax benefit	-	(42)	-	(59)

Loss from Housewares segment after taxes	-	(97)	-	(115)

Mountainside Medical
Earnings from operations	525	(6)	347	(43)
Income tax expense	198	(2)	131	(15)

Earnings from Mountainside Medical Center after taxes	327	(4)	216	(28)

Life sciences and engineering segment:
Loss from operations	(21)	(18)	(42)	(35)
Income tax benefit	(8)	(6)	(16)	(12)

Loss from life sciences and engineering segment after taxes	(13)	(12)	(26)	(23)

Earnings (Loss) from discontinued operations	$314	$(113)	$190	$(166)

Housewares Segment – All claims in a liquidation proceeding with respect to SunLink’s former Housewares segment were settled on April 13, 2010. In connection with the settlement of such claim SunLink paid approximately $1,400, of which $480 was covered under a directors and officers insurance policy. The Company cancelled all preferred stock of its SunLink subsidiary held by the former Housewares segment subsidiary. The pre-tax loss of $139 and $174 for the three and six months ended December 31, 2009, respectively, resulted from legal expenses incurred.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. . The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and six month periods ended December 31, 2010 and 2009, respectively, were the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest cost	$18	$18	$37	$36
Expected return on assets	(11)	(11)	(21)	(22)
Amortization of prior service cost	14	11	26	21

Net pension expense	$21	$18	$42	$35

SunLink did not contribute to the plan in the six months ended December 31, 2010. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2011.

Discontinued Operations Reserves – Over the past 21 years, SunLink has discontinued operations carried on by its former Mountainside Medical Center and SunLink’s former industrial, life sciences and engineering segments, U.K. leisure and housewares segment and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 5. – Stock-Based Compensation

For the three months ended December 31, 2010 and 2009, the Company recognized $2 and $10, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the six months ended December 31, 2010 and 2009, the Company recognized $5 and $23, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the six months ended December 31, 2010 and 28,000 share options granted during the six months ended December 31, 2009.

Note 6. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2010	June 30, 2010

Accounts receceivable (net of contractual allowances)	33,781	$ 33,741
Less allowance for doubtful accounts	(15,101)	(16,508)

Receivables - net	$ 18,680	$ 17,233

Net revenues included increases of $847 and $559 for the three months ended December 31, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $856 and $459 for the six months ended December 31, 2010 and 2009, respectively, for the settlements of prior year Medicare and Medicaid cost reports.

Note 7. – Goodwill And Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	December 31, 2010	June 30, 2010

Healthcare Facilities Segment
Certificates of Need	$ 630	$ 630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(253)	(226)

	$ 460	$ 487

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769

	12,569	12,569
Accumulated Amortization	(1,572)	(1,280)

	10,997	11,289

Total	$ 11,457	$ 11,776

Amortization expense was $159 and $211 for the quarters ended December 31, 2010 and 2009, respectively. Amortization expense was $319 and $422 for the six months ended December 31, 2010 and 2009, respectively.

Goodwill consists of the following:

	December 31, 2010	June 30, 2010

Healthcare Facilities Segment	$ 2,515	$ 2,515
Specialty Pharmacy Segment	6,509	6,509

	$ 9,024	$ 9,024

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities segment.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2010	June 30, 2010
Term Loan	$ 29,961	$ 30,836
Capital lease obligations	57	51

Total	30,018	30,887
Less current maturities	(30,000)	(1,797)

	$ 18	$ 29,090

SunLink Credit Facilities— On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“2008 Credit Facility”). The 2008 Credit Facility includes a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the 2008 Credit Facility is LIBOR (defined as the thirty-day published rate) plus the applicable margin. Pursuant to a waiver agreement (“the Credit

Agreement Waiver”) discussed below, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. At December 31, 2010, the interest rate for the Term Loan was 11.82% and the interest rate for the Revolving Loan was 10.25%. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000, which we believe is adequate for our current level of operations. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $38,746 at December 31, 2010. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. If we fail to remain in compliance with the 2008 Credit Facility, we would cease to have a right to draw on the Revolving Loan and the lenders would, among other things, be entitled to declare a default under the 2008 Credit Facility and demand repayment of the indebtedness outstanding under the Revolving Loan and the Term Loan. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the 2008 Credit Facility decreases, we may be unable to draw on the Revolving Loan. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008 Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the 2008 Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received, pursuant to the Credit Agreement Waiver, a waiver from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

Under the terms of the Credit Agreement Waiver, the conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the 2008 Credit Agreement, including the revised levels of financial covenants for the December 31, 2010 financial statements. A waiver fee of 2% of the current 2008 Credit Facility commitment totaling approximately $788 was paid to the Lenders by SunLink at the Waiver Date, which was expensed in the quarter ending December 31, 2010. An additional waiver fee of 0.5% of the total 2008 Credit Facility commitment totaling approximately $196 was paid at November 15, 2010 and additional waiver fees of 0.5% of the commitment will be paid at both February 15, 2011 and May 15, 2011. The waiver includes other conditions related to a February 2011 $11,000 term loan reduction covenant which may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 2% over the prescribed interest rate for the remainder of the 2008 Credit Facility. The Company does not currently anticipate having sufficient funds to make the payment to effect the required $11,000 reduction in principal and is in discussions with the lender seeking a waiver. Should such a waiver not be obtained, the increase in interest rates of an additional 2% will become effective February 15, 2011. Amortization of the fees and expenses recorded in interest expense were approximately $995 and $95 for the three months ended December 31, 2010 and 2009, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $1,102 and $192 for the six months ended December 31, 2010 and 2009, respectively.

As a result of the new termination date of September 30, 2011 for the 2008 Credit Facility, SunLink will be required to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to the termination date. SunLink is currently pursuing various alternatives, which may include refinancing some or all of such indebtedness or the sale of certain operating assets, the proceeds of which would be used to repay, in whole or in part, such indebtedness. To the extent available, borrowings under any replacement credit facility, excess proceeds from the sale of operating assets, or both also may be used to finance certain capital improvements at SunLink’s s healthcare facilities. There can be no assurance that it will be able to effect any such refinancing or the sale of any operating assets before by the 2008 Credit Facility’s schedule September 30, 2011 termination date.

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31, 2010	June 30, 2010
Carmichael	$ 2,400	$ 2,550
Less current maturities	(300)	(300)

	$ 2,100	$ 2,250

Carmichael Loan – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Loan”). The Carmichael Loan is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The Carmichael Loan is guaranteed by SunLink Health Systems, Inc. The note and the guarantee are subordinate to the 2008 Credit Facility.

Under the terms of the 2008 Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Loan without permission of the 2008 Credit Facility lender. At June 30, 2010, SunLink was in violation of certain financial covenants of the 2008 Credit Facility, but has received a waiver on the restriction of paying the principal and interest due under the Carmichael Loan as long as SunLink is not in violation of the terms of the Credit Agreement Waiver.

Note 10. – Income Taxes

Income tax benefit of $978 ($983 federal tax benefit and $5 state tax expense) and income tax benefit of $365 ($308 federal tax benefit and $57 state tax benefit) was recorded for the three months ended December 31, 2010 and 2009, respectively. Income tax benefit of $1,788 ($2,000 federal tax benefit and $212 state tax expense) and income tax benefit of $218 ($218 federal tax benefit and $0 state tax benefit) was recorded for the six months ended December 31, 2010 and 2009, respectively. The high effective income tax rate of 61.0% for the six months ended December 31, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during in September 2009.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at December 31, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2010, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,048. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through December 31, 2010:

Balance at July 1, 2008	$ 58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	35
Reduction for tax positions of prior years	(30)

Balance at June 30, 2010	71
Additions based on tax positions related to current year	26
Reduction for tax positions of prior years	(16)

Balance at December 31, 2010	$ 81

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

We classify interest accrued on tax deficiencies as tax expense and classify income tax penalties as tax expense. At December 31, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $18 and we had recorded no related accrued penalties.

Note 11. – Noncontrolling Interest

On February 1, 2008, SunLink sold 17% of the Chilton Medical Center in Clanton, Alabama, to individual physicians, most of whom practice at that facility. The noncontrolling interest reported reflects these physicians’ ownership interests at September 30, 2010. The results of operations for the period from February 1, 2008 to December 31, 2010 were a loss and did not impact the ownership interests of the physicians or the corporation. On July 1, 2009, SunLink sold 49% of the pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009.

Note 12. – Comprehensive Earnings

Our comprehensive earnings include foreign currency translation adjustments and change in minimum pension liability. The foreign currency translation adjustment resulted primarily from the effect of changes in the exchange rates of the UK pound on our reserve for in connection with our discontinued Housewares segment (See Note 4. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net loss	$ (1,765)	$ (524)	$ (4,534)	$ (28)
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	-	(9)	-	15

Comprehensive earnings	$ (1,765)	$ (533)	$ (4,534)	$ (13)

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees, and interest (including 2008 Credit Agreement waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at December 31, 2010 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year (2011)	$ 30,000	$ 300	$ 3,068	$ 3,528	$ 180
2 years (2012)	18	300	1,364	1	156
3 years (2013)	-	300	846	-	132
4 years (2014)	-	300	609	-	108
5 years (2015)	-	1,200	351	-	96
5 years +	-	-	820	-	-

	$ 30,018	$ 2,400	$ 7,058	$ 3,529	$ 672

At December 31, 2010, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four guarantees have been paid as of December 31, 2010. SunLink expensed $130 and $207 on physician guarantees and recruiting for the three months ended December 31, 2010 and 2009, respectively and expensed $219 and $434 on physician guarantees and recruiting for the six months ended December 31, 2010 and 2009, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of December 31, 2010.

Note 14. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $166 and $68 for legal services to these law firms in the three months ended December 31, 2010 and 2009, respectively, and $433 and $252 for the six months ended December 31, 2010 and 2009, respectively.

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarters and six months ended December 31, 2010 and 2009 is as follows:

Three months ended December 31, 2010	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$ 37,267	$ 11,484	$ -	$ 48,751
Operating profit (loss)	(565)	(7)	743	171
Depreciation and amortization	1,041	393	113	1,547
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	201	84	19	304

Six months ended December 31, 2010
Net Revenues from external customers	$ 72,569	$ 20,386	$ -	$ 92,955
Operating loss	(1,697)	(212)	(528)	(2,437)
Depreciation and amortization	2,131	781	228	3,140
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	523	255	91	869

Three months ended December 31, 2009	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$ 38,160	$ 12,235	$ -	$ 50,395
Operating profit (loss)	1,310	(109)	(1,124)	77
Depreciation and amortization	1,164	417	114	1,695
Assets	63,619	27,319	10,861	101,799
Expenditures for property, plant and equipment	229	131	105	465

Six months ended December 31, 2009
Net Revenues from external customers	$ 76,201	$ 22,261	$ -	$ 98,462
Operating profit (loss)	4,348	182	(2,405)	2,125
Depreciation and amortization	2,321	814	222	3,357
Assets	63,619	27,319	10,861	101,799
Expenditures for property, plant and equipment	835	396	106	1,337

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;
•	the competitive nature of the U.S. community hospital, nursing home, homecare, and specialty pharmacy businesses;
•	demographic changes in areas where we operate;
•	the availability, cost, and terms of new long-term financing to replace our current credit agreement lender;
•	the availability and terms of capital to fund working capital, renovations, replacements, expansions, and capital improvements at existing hospital facilities and replacement hospital facilities;
•	changes in accounting principles generally accepted in the U.S.; and,
•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;
•	timeliness and amount of reimbursement payments received under government programs;
•	restrictions imposed by debt agreements;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
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

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry including healthcare reform proposals currently being debated in Congress; and,
•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund acquisitions;
•	impairment or uncollectibility of certain acquired assets;
•	assumed liabilities discovered subsequent to an acquisition;
•	our ability to integrate acquired healthcare businesses and implement our business strategy; and
•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Corporate Business Strategy

SunLink’s business strategy is to focus its efforts on internal operations of its existing healthcare facilities and pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2004 with the sale of our Mountainside Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations. Dispositions may be considered based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy and other corporate objectives.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, expanding services and implementing and maintaining effective cost controls.

Acquisitions

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy segments. However, we continue to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which we believe might become available for sale.

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

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2010	2009	% Change	2010	2009	% Change
Net Revenues - Healthcare Facilities	$ 37,267	$ 38,161	-2.3%	$ 72,569	$ 76,201	-4.8%
Net Revenues - Specialty Pharmacy	11,484	12,235	-6.1%	20,386	22,261	-8.4%

Total Net Revenues	48,751	50,396	-3.3%	92,955	98,462	-5.6%
Costs and expenses	(48,580)	(50,319)	-3.5%	(95,392)	(98,679)	-3.3%
Gain on sale of Home Health businesses	-	-	N/A	-	2,342	N/A

Operating profit (loss)	171	77	N/A	(2,437)	2,125	N/A
Interest expense	(3,229)	(859)	275.9%	(4,077)	(1,778)	129.3%
Interest income	1	6	-83.3%	2	9	-77.8%

Earnings (Loss) from continuing operations before income taxes	$ (3,057)	$ (776)	N/A	$ (6,512)	$ 356	N/A

Healthcare Facilities Segment:
Admissions	1,674	1,858	-9.9%	3,294	3,708	-11.2%
Equivalent admissions	5,524	5,955	-7.2%	11,393	12,378	-8.0%
Surgeries	808	1,018	-20.6%	1,668	1,979	-15.7%
Revenue per equivalent admission	$ 6,746	$ 6,408	5.3%	$ 6,370	$ 6,156	3.5%

Results of Operations

Our net revenues are from our two business segments, Healthcare Facilities and Specialty Pharmacy.

Healthcare Facilities Segment

Net revenues for the three months ended December 31, 2010 were $37,267 with a total of 5,524 equivalent admissions and revenue per equivalent admission of $6,746 compared to net revenues of $38,161 with a total of 5,955 equivalent admissions and revenue per equivalent admission of $6,408 for the three months ended December 31, 2009. Net revenues for the six months ended December 31, 2010 were $72,569 with a total of 11,393 equivalent admissions and revenue per equivalent admission of $6,370 compared to net revenues of $76,201 with a total of $12,378 equivalent admissions and revenue per equivalent admission of $6,156 for the six months ended December 31, 2009.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Source
Medicare	40.6%	38.3%	39.9%	37.7%
Medicaid	17.1%	18.2%	15.5%	17.4%
Self-pay	13.0%	12.6%	14.9%	13.2%
Commerical Insurance & Other	29.3%	30.9%	29.7%	31.7%

	100.0%	100.0%	100.0%	100.0%

Admissions decreased for all payor sources for the three months ended December 31, 2010 compared to the comparable prior year period. For the six months ended December 31, 2010, admissions decreased for all payor sources except Self-pay, which increased 9%, compared to the prior year. These decreased admissions resulted in net revenue decreases in Medicaid and Commercial Insurance and Other net revenues this year, while we had slight increases in Medicare and Self-pay net revenues. We experienced a net loss of one physician during the three months ended December 31, 2010 and four physicians during the six months ended December 31, 2010. The loss of four net physicians combined with the continued weak local economies of our service areas resulted in decreased Healthcare Facilities net revenues for the three and six months ended December 31, 2010 compared to the prior year’s comparable periods.

The Company has responded to this by:

-increasing physician recruiting efforts,

-employing additional physicians, and

-opening additional clinics, including Rural Health Clinics.

In addition, we continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis, and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital. We currently have ongoing searches to recruit primary care physicians and general surgeons at four hospitals. During the three and six months ended December 31, 2010, SunLink expensed $207 and $434, respectively, on physician guarantees and recruiting expenses compared to $195 and $384, respectively, for the same periods last year.

Net revenue for the three months ended December 31, 2010 and 2009 included $273 and $538, respectively, from state indigent care programs. Net revenues included an increase of $847 and $559 for the three months ended December 31, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenue for the six months ended December 31, 2010 and 2009 included $243 and $948 respectively, from state indigent care programs. Net revenues included an increase of $856 and $459 for the six months ended December 31, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

We also have expended approximately $3,371 for capital expenditures to upgrade services and facilities since July 1, 2009.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended December 31, 2010 was $11,484, a decrease of $1,041, or 6.1%, from $12,243 for the three months ended December 31, 2009. The decrease was primarily due to lower sales of pharmacy products, primarily due to the loss of supply arrangements with two long-term care facilities compared to the same period last year. Net revenue for durable medical equipment decreased approximately 8.5% this year due to lower demand. Sales of a seasonal infusion therapy drug decreased approximately 4% this year compared to last year due to the deferral of the start and the shortening of the overall dosage regimen period under Louisiana Medicaid this year. Specialty Pharmacy net revenue for the six months ended December 31, 2010 was $20,386, a decrease of 8.4%, from $22,261 for the same period last year. The decrease was primarily due to an approximately 20% decrease in the sale of the seasonal infusion therapy drug.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $35,442 and $36,850 for the three months ended December 31, 2010 and 2009, respectively, and $71,878 and $74,217 for the six months ended December 31, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Salaries, wages and benefits	45.5%	46.1%	46.5%	46.0%
Provision for bad debts	13.5%	15.2%	15.2%	16.0%
Supplies	9.8%	10.3%	10.0%	10.1%
Purchased services	7.2%	6.8%	7.3%	6.9%
Other operating expenses	14.3%	13.1%	14.8%	13.4%
Rent and lease expense	2.0%	1.9%	2.0%	1.9%
Depreciation and amortization expense	2.8%	3.0%	2.9%	3.0%

Salaries, wages and benefits expense as a percentage of net revenues decreased slightly in the three months ended December 31, 2010 compared to the same period in the prior year due to decreased staffing demands in conjunction with lower volumes as well as lower employee benefits expense.

Provision for bad debts decreased as a percentage of net revenue in the three and six ended December 31, 2010 compared to the prior year periods due to increases in indigent care write-offs and increased collections compared to the comparable prior year periods.

Supplies expense decreased in the three and six months ended December 31, 2010 due to decreases in surgeries. The number of surgeries performed in the three and six months ended December 31, 2010 were 808 and 1,648 compared to 1,018 and 1,979 for three and six months ended December 31, 2009.

Other operating expenses increased as a percentage of net revenues in the three and six months ended December 31, 2010 compared to the prior year periods due to recording a new healthcare provider tax for our three Georgia healthcare facilities as other expense. Provider tax recorded in other expense was $875 and $1,747 for the three and six months ended December 31, 2010, respectively as compared to $518 and $1,035 for the three and six months ended December 31, 2009, respectively. States in which the Company operates hospitals have imposed and increased their provider tax in the last two years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy segment, including depreciation and amortization, were $11,492 and $12,607 for the three months ended December 31, 2010 and 2009, respectively, and $20,597 and $22,676 for the six months ended December 31, 2010 and 2009, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of Goods Sold	73.5%	73.3%	69.9%	70.1%
Salaries, wages and benefits	14.4%	14.3%	16.9%	15.8%
Provision for bad debts	1.0%	1.8%	1.8%	1.4%
Supplies	0.4%	0.5%	0.5%	0.5%
Purchased services	3.6%	3.7%	4.0%	3.9%
Other operating expenses	3.2%	3.0%	3.4%	3.2%
Rent and lease expense	0.6%	0.6%	0.7%	0.6%
Depreciation and amortization expense	3.4%	3.4%	3.8%	3.7%

Salaries, wages and benefits increased slightly as a percent of net revenue in the three and six months ended December 31, 2010 as compared to the prior year primarily due to increased staffing in the accounting and business office areas needed for implementing and improving system controls and procedures. The provision for bad debts as a percent of net revenues decreased in quarter ended December 31, 2010 due primarily to emphasis on and improvements in business office operations and the collection of receivables.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,646 and $1,125 for the three months ended December 31, 2010 and 2009, respectively, and $2,917 and $2,384 for the six months ended December 31, 2010 and 2009, respectively. The increase was primarily due to $483 of severance expense for four corporate employees in the three and six months ended December 31, 2010.

Operating Profit

SunLink had an operating profit of $171 and $77 for the three months ended December 31, 2010 and 2009, respectively. Operating loss for the six months ended December 31, 2010 was $2,437 compared to operating profit of $2,125 last year. The increase in operating profit in the quarter ended December 31, 2010 compared to the operating profit in the prior year was due to lower operating expenses and depreciation and amortization in the current year. The decreased costs more than offset the decreases in revenues of both the Healthcare Facilities and Specialty Pharmacy segments. The decrease in operating profit in the six months ended December 31, 2010 compared to operating profit in the prior year period was due to decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments in the current year and non-recurrence of the pre-tax gain on the September 2009 sale of three home health businesses.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities segment. The home health businesses were located in Adel, GA, Clanton, AL, and Fulton, MO.

Interest Expense

Interest expense was $3,229 and $859 for the three months ended December 31, 2010 and 2009, respectively, and was $4,077 and $1,778 for the six months ended December 31, 2010 and 2009, respectively. Interest expense for the three and six months ended December 31, 2010 increased from the same periods last year primarily due to approximately $984 in waiver fees paid in the quarter ended December 31, 2010 as required under the Credit Agreement Waiver, $990 of increased deferred financing cost amortization this year resulting from the change in the termination date of the 2008 Credit Facility from April 2015 to September 2011 and increased interest rates charged as a result of the Credit Agreement Waiver.

Income Taxes

Income tax benefit of $978 ($983 federal tax benefit and $5 state tax expense) and income tax benefit of $365 ($308 federal tax benefit and $57 state tax benefit) was recorded for the three months ended December 31, 2010 and 2009, respectively. Income tax benefit of $1,788 ($2,000 federal tax benefit and $212 state tax expense) and income tax benefit of $218 ($218 federal tax benefit and $0 state tax benefit) was recorded for the six months ended December 31, 2010 and 2009, respectively. The high effective income tax rate of 61.0% for the six months ended December 31, 2009 resulted from the tax non-deductibility of $429 of goodwill included in the net assets of the home health businesses sold during in September 2009.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at December 31, 2010. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2010, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $4,048. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset as it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations were $2,079 ($0.26 loss per fully diluted share) for the quarter ended December 31, 2010 compared to loss from continuing operations of $411 ($0.05 loss per fully diluted share) for the quarter ended December 31, 2009. The increased loss in the current year’s quarter resulted from increased interest expense related to waiver fees and interest rate increases as a result of the Credit Agreement Waiver. Loss from continuing operations was $4,724 ($0.58 loss per fully diluted share) for the six months ended December 31, 2010 compared to earnings from continuing operations of $138 ($0.02 earnings per fully diluted share) for the comparable period last year. Loss from continuing operations in the current year decreased from the prior year due to a decrease in net revenues in the six months ended December 31, 2010 and higher earnings in the prior period from the sale of three of our home health agencies in September 2009. The decrease is also due to increased interest expense related to waiver fees and interest rate increases as a result of the Credit Agreement Waiver.

Earnings from discontinued operations of $190 for the six months ended December 31, 2010 primarily resulted from $216 of earnings attributable to our former Mountainside operations, $115 and $26 of losses resulting from domestic pension items relating to discontinued operations. Earnings from discontinued operations of $314 for the quarter ended December 31, 2010 resulted from $327 of earnings from Mountainside and $13 of losses resulting from domestic pension items relating to discontinued operations.

Net loss for the quarter ended December 31, 2010 was $1,765 ($0.22 loss per fully diluted share) compared to net loss of $524 ($0.07 loss per fully diluted share) for the quarter ended December 31, 2009. Net loss for the six months ended December 31, 2010 was $4,534 ($0.56 loss per fully diluted share) compared to net loss of $28 ($0.00 loss per fully diluted share) for the six months ended December 31, 2009.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities segment Adjusted EBITDA and Specialty Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended December 31, 2010 and 2009, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Healthcare Facilities Adjusted EBITDA	$ 2,863	$ 2,479	$ 2,821	$ 4,308
Specialty Pharmacy Adjusted EBITDA	386	336	569	996
Corporate overhead costs	(1,531)	(1,043)	(2,687)	(2,164)
Taxes and interest expense	(2,440)	(438)	(2,402)	(1,901)
Other non-cash expenses and net change in operating assets and liabilities	(1,645)	(791)	339	(1,200)

Net cash provided by (used in) operations	$ (2,367)	$ 543	$ (1,360)	$ 39

Liquidity and Capital Resources

We generate cash from operations predominately from the operating profit of our two business segments, the Healthcare Facilities and Specialty Pharmacy segments. Working capital requirements, including capital expenditures, are generally funded with cash from operations. During the six month period ended December 31, 2010, we funded our operating cash usage of $1,360 (compared to $39 of cash provided by operations during the comparable period last year) with increased borrowing under the Revolving Loan facility. The cash usage resulted from the operating loss during the period and increased interest expense under SunLink’s $47,000 seven-year senior secured credit facility entered into April 23, 2008 (“2008 Credit Facility”) and fees paid with respect to the terms of the waiver agreement entered into September 27, 2010 (the “Credit Agreement Waiver”) in connection with the waiver of non-compliance with certain financial covenants in the 2008 Credit Facility, partially offset by non-cash expenses of depreciation and amortization and increased third party payor settlements.

The 2008 Credit Facility includes a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the 2008 Credit Facility is LIBOR (defined as the thirty-day published rate) plus the applicable margin. Pursuant to the Credit Agreement Waiver, the termination date of the 2008 Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to May 14, 2011 and LIBOR plus 9.50% from May 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to May 14, 2011 and LIBOR plus 11.07% from May 15, 2011 to August 14, 2011. At December 31, 2010, the interest rate for the Term Loan was 11.82% and the interest rate for the Revolving Loan was 10.25%. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000, which we believe is adequate for our current level of operations. The total availability of credit under all components of the 2008 Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $38,746 at December 31, 2010. The 2008 Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The 2008 Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. If we fail to remain in compliance with the 2008 Credit Facility, we would cease to have a right to draw on the Revolving Loan and the lenders would, among other things, be entitled to declare a default under the 2008 Credit Facility and demand repayment of the indebtedness outstanding under the Revolving Loan and the Term Loan. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the 2008 Credit Facility decreases, we may be unable to draw on the Revolving Loan. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the 2008 Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the 2008 Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received, pursuant to the Credit Agreement Waiver, a waiver from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

Under the terms of the Credit Agreement Waiver, the conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the 2008 Credit Agreement, including the revised levels of financial covenants for the December 31, 2010 financial statements. A waiver fee of 2% of the current 2008 Credit Facility commitment totaling approximately $788 was paid to the Lenders by SunLink at the Waiver Date, which was expensed in the quarter ending December 31, 2010. An additional waiver fee of 0.5% of the total 2008 Credit Facility commitment totaling approximately $196 was paid at November 15, 2010 and additional waiver fees 0.5% of the commitment will be paid at both February 15, 2011 and May 15, 2011. The waiver includes other conditions related to a February 2011 $11,000 term loan reduction covenant which may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 2% over the prescribed interest rate for the remainder of the 2008 Credit Facility. The Company does not currently anticipate having sufficient funds to make the payment to effect the required $11,000 reduction in principal and is in discussions with the lender seeking a waiver. Should such a waiver not be obtained, the increase in interest rates of an additional 2% will become effective February 15, 2011. Amortization of the fees and expenses recorded in interest expense were approximately $995 and $95 for the three months ended December 31, 2010 and 2009, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $1,102 and $192 for the six months ended December 31, 2010 and 2009, respectively.

As a result of the new termination date of September 30, 2011 for the 2008 Credit Facility, SunLink will be required to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to the termination date. SunLink is currently pursuing various alternatives, which may include refinancing some or all of such indebtedness or the sale of certain operating assets, the proceeds of which would be used to repay, in whole or in part, such indebtedness. To the extent available, borrowings under any replacement credit facility, excess proceeds from the sale of operating assets, or both also may be used to finance certain capital improvements at SunLink’s healthcare facilities. There can be no assurance that the Company will be able to effect any such refinancing or the sale of any operating assets before the 2008 Credit Facility’s scheduled September 30, 2011 termination date. The losses from continuing operations reported by SunLink for the last three fiscal quarters and the overall restrictive U.S. credit market during the same period has caused the availability of refinancing sources to be limited and the cost of such limited refinancing options to be higher than previously expected by management. The ability of SunLink to sell operating assets at prices equal to the Company’s estimated market value of such operating assets to repay the existing indebtedness has also been restricted by the lack of available financing by potential buyers. SunLink has incurred an operating loss for the six months ended December 31, 2010. During the past five fiscal quarters, SunLink has been negatively impacted by general economic conditions of the local economies in which we operate which has negatively impacted our ability to refinance or repay the 2008 Credit Facility and may continue to do so in the future.

We expended $869 for capital improvements during the six months ended December 31, 2010 and expect to spend approximately $2,100 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees, and interest (including 2008 Credit Agreement waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at December 31, 2010 were as follows:

Payments due in:	Long-term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2011)	$30,000	$300	$3,068	$3,528	$180
2 years (2012)	18	300	1,364	1	156
3 years (2013)	-	300	846	-	132
4 years (2014)	-	300	609	-	108
5 years (2015)	-	1,200	351	-	96
5 years +	-	-	820	-	-

	$30,018	$2,400	$7,058	$3,529	$672

At December 31, 2010, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four remaining contracts have been paid as of December 31, 2010. SunLink expensed $130 and $207 on physician guarantees and recruiting for the three months ended December 31, 2010 and 2009, respectively and expensed $219 and $434 on physician guarantees and recruiting for the six months ended December 31, 2010 and 2009, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of December 31, 2010.

At December 31, 2010, we had outstanding long-term debt and subordinated debt of $32,418 of which $29,961 was incurred under the SunLink 2008 Credit Facility, $2,400 was incurred under the subordinated loan, and $57 was related to capital leases. Also outstanding at December 31, 2010 was a revolving line of credit loan of $2,800.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $166 and $68 for legal services to these law firms in the three months ended December 31, 2010 and 2009, respectively, and $433 and $252 for the six months ended December 31, 2010 and 2009, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our 2008 Credit Facility. At December 31, 2010, borrowings under the facility of $32,761 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $328 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

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

There have been no material developments in the legal proceeding previously reported in SunLink’s Annual Report on Form 10-K except as follows:

With respect to the Mountainside Medical Center asset sale agreement, an agreement was reached on December 6, 2010 whereby SunLink and the buyer released each other from the claim and counterclaim and SunLink received an additional $540 from the buyer.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

Dated: February 14, 2011