Form 10-Q
period 2011-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2011-05-16
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of Common Shares, without par value, outstanding as of May 12, 2011 was 8,119,232.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011 (unaudited)	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$755	$1,704
Receivables - net	17,780	16,036
Inventory	4,319	4,510
Net current assets of Chilton Medical Center	-	1,727
Income tax receivable	1,124	345
Deferred income tax asset	5,458	6,030
Electronic Health Records incentive reimbursement receivable	4,810	-
Prepaid expenses and other	5,859	4,282

Total Current Assets	40,105	34,634

Property, Plant and Equipment, at cost	74,605	72,474
Less accumulated depreciation and amortization	35,219	31,118

Property, Plant and Equipment - net	39,386	41,356

Intangible assets-net	11,297	11,776
Goodwill	9,024	9,024
Other assets	312	1,700

Total Assets	$100,124	$98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,161	$7,605
Revolving advances	4,900	-
Current maturities of long-term debt	29,586	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,377	4,734
Net current liabilities of Chilton Medical Center	-	1,704
Income taxes	-	607
Other accrued expenses	2,745	2,359

Total Current Liabilities	51,069	19,106

Long-Term Liabilities:
Long-term debt	122	29,090
Subordinated long-term debt	2,100	2,250
Noncurrent liability for professional liability risks	3,412	2,956
Noncurrent deferred income tax liabilities	1,990	1,625
Other noncurrent liabilities	1,133	771

Total Long-term Liabilities	8,757	36,692

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares	-	-
Common shares, without par value:
Issued and outstanding, 8,119 shares at March 31, 2011 and 8,079 shares at June 30, 2010	4,060	4,039
Additional paid-in capital	11,752	11,701
Retained earnings	24,714	26,565
Accumulated other comprehensive loss	(301)	(301)

Total Parent Company Shareholders’ Equity	40,225	42,004
Noncontrolling interest	73	688

Total Shareholders’ Equity	40,298	42,692

Total Liabilities and Shareholders’ Equity	$100,124	$98,490

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2011	2010	2011	2010
Net Revenues	$52,028	$48,462	$137,947	$139,551

Costs and Expenses
Cost of goods sold	9,288	8,446	23,539	24,044
Salaries, wages and benefits	18,321	18,690	54,227	55,390
Provision for bad debts	4,636	5,856	14,175	16,529
Supplies	3,235	3,625	9,884	10,810
Purchased services	2,896	2,702	8,585	8,357
Other operating expenses	5,611	4,977	16,754	15,546
Rent and lease expense	787	744	2,330	2,185
Depreciation and amortization	1,567	1,702	4,707	5,059
Gain on sale of Home Health businesses	-	-	-	(2,342)

Operating Profit	5,687	1,720	3,746	3,973

Other Income (Expense):
Interest expense	(1,607)	(832)	(5,684)	(2,610)
Interest income	2	3	4	12

Earnings (Loss) from Continuing Operations before Income Taxes	4,082	891	(1,934)	1,375
Income Tax Expense (Benefit)	1,567	422	(85)	684

Earnings (Loss) from Continuing Operations	2,515	469	(1,849)	691
Earnings (Loss) from Discontinued Operations	168	1,177	(2)	927

Net Earnings (Loss)	$2,683	$1,646	$(1,851)	$1,618

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.31	$0.06	$(0.23)	$0.09

Diluted	$0.31	$0.06	$(0.23)	$0.09

Discontinued Operations:
Basic	$0.02	$0.15	$(0.00)	$0.12

Diluted	$0.02	$0.15	$(0.00)	$0.11

Net Earnings:
Basic	$0.33	$0.20	$(0.23)	$0.20

Diluted	$0.33	$0.20	$(0.23)	$0.20

Weighted-Average Common Shares Outstanding:
Basic	8,095	8,057	8,086	8,052

Diluted	8,097	8,069	8,086	8,068

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2011	2010

Net Cash Provided By (Used In) Operating Activities	(2,046)	$1,582

Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	-	3,300
Expenditures for property, plant and equipment	(2,312)	(1,812)
Cash disposed in sale of Chilton Medical Center	(254)	-

Net Cash Provided by (Used in) Investing Activities	(2,566)	1,488

Cash Flows From Financing Activities:
Revolving advances, net	4,900	(1,300)
Payments on long-term debt	(1,301)	(1,509)
Proceeds from issuance of common shares under stock option plans	64	67

Net Cash Provided by (Used in) Financing Activities	3,663	(2,742)

Net Increase (Decrease) in Cash and Cash Equivalents	(949)	328
Cash and Cash Equivalents at Beginning of Period	1,704	2,364

Cash and Cash Equivalents at End of Period	$755	$2,692

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$4,238	2,335

Income taxes	$416	1,813

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$207	$-

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended March 31, 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on October 12, 2010. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

–	Our six community hospitals which have a total of 342 licensed beds;

–	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

–	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008.

Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2011 with the lease of our Chilton Medical Center hospital and in September 2009 with the sale of three home health agencies, we consider dispositions of one or more of our facilities or operations. Dispositions may be considered based on a variety of factors including asset values, return on investment, competition from existing and potential facilities, capital improvement needs and other business objectives.

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. The contemplated transaction is subject to a number of conditions, including completion of due diligence by each of the parties, negotiation and execution of a definitive merger agreement and consent of lenders. The subsidiaries and affiliates of Foundation to be merged into the SunLink acquisition subsidiaries own minority equity interests in and manage 14 ambulatory surgery centers in seven states (Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas), own a majority interest in and manage one general acute care hospital and manage a second acute care hospital, both of which are located in Texas. Three medical real properties, which are occupied by Foundation entities as well as other tenants in Oklahoma, are majority owned by New Age and FIA and are also to be merged into the SunLink acquisition subsidiaries.

The merger consideration to be issued by SunLink to the owners and affiliates of Foundation and New Age will consist of approximately 1,560,000 SunLink common shares, approximately 133,000 shares of SunLink’s non-voting cumulative 5% Series A Preferred Stock, liquidation value $100.00 per share; approximately 277,000 shares of SunLink’s non-voting non-cumulative 4% Series B Preferred Stock, liquidation value $100.00 per share; and 3,000,000 Series A Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.00. In connection with the mergers, it is contemplated that SunLink will declare a stock dividend, issuing to its existing holders of common shares (as of a record date to be established), approximately 133,600 shares of its Series A Preferred Stock, approximately 79,900 shares of its Series B Preferred Stock, and 3,000,000 Series B Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.50.

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a conversion price of $5.00 per share of liquidation value upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants will not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants.

Upon completion of the mergers, the combined company expects to change its name to Foundation SunLink Healthcare Affiliates, Inc. (“Foundation-SunLink”). In addition, it is anticipated that two persons designated by Foundation/New Age will join the board of directors of SunLink. Foundation SunLink is intended to be a healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation-SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide.

There can be no assurance that the proposed transactions contemplated will in fact be consummated or, if consummated, that the terms and conditions referenced herein will not be changed.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, expanding services, and implementing and maintaining effective cost controls.

Acquisitions

Although the Company anticipates changes in its acquisition strategy if the Foundation SunLink merger is consummated, the Company is not actively seeking acquisitions for its existing Healthcare Facilities or Specialty Pharmacy segments. However, the Company continues to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which it believes might become available for sale and which it believes would not be inconsistent with the Company’s anticipated business strategy if the Foundation-SunLink merger is consummated.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenues:
Chilton Medical Center	$2,441	$3,498	$9,447	$10,870

Earnings (Loss) from discontinued operations:

Chilton Medical Center:
Loss from operations	$(228)	$(69)	$(725)	$(198)
Gain on sale	438	-	438	-
Income tax expense (benefit)	29	(30)	(108)	(75)

Earnings (Loss) from Chilton Medical Center after taxes	181	(39)	(179)	(123)

Housewares Segment:
Loss from operations	-	(205)	-	(379)
Income tax expense (benefit)	-	(22)	-	(81)

Loss from Housewares Segment after taxes	-	(183)	-	(298)

Mountainside Medical Center
Earnings from operations	-	1,810	347	1,767
Income tax expense	-	393	131	378

Earnings from Mountainside Medical Center after taxes	-	1,417	216	1,389

Life sciences and engineering segment:
Loss from operations	(21)	(18)	(63)	(53)
Income tax benefit	(8)	-	(24)	(12)

Loss from life sciences and engineering segment after taxes	(13)	(18)	(39)	(41)

Earnings (Loss) from discontinued operations	$168	$1,177	$(2)	$927

Chilton Medical Center – On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and to sell its 83% membership interest in Clanton Hospital LLC (“Clanton”) subsidiary, which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid to purchase the 17% membership interest of Clanton that Carraway does not currently own, up to a maximum of $615. The purchase price of SunLink’s 83% membership interest of Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at March 31, 2011 is recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease and agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare incentive reimbursement received by Clanton.

Housewares Segment – All claims in a liquidation proceeding with respect to SunLink’s former Housewares segment were settled on April 13, 2010. In connection with the settlement of such claim SunLink paid approximately $1,400, of which $480 was covered under a directors and officers insurance policy. The Company cancelled all preferred stock of its SunLink subsidiary held by the former Housewares segment subsidiary. The pre-tax loss of $205 and $379 for the three and nine months ended March 31 2010, respectively, resulted from legal expenses incurred.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax earnings of Mountainside for the three and nine months periods ended March 31, 2010 is the judgment of $1,829, composed of a total of a $1,560 payment plus $266 of accrued judgment interest. Also included in the pre-tax earnings for the three and nine month periods ended March 31, 2010 were legal expenses related to the litigation with the buyer claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when it was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Included in discontinued operations for the three and nine month periods ended March 31, 2011 and 2010, respectively, were the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest cost	$18	$18	$55	$54
Expected return on assets	(11)	(11)	(32)	(33)
Amortization of prior service cost	14	11	40	32

Net pension expense	$21	$18	$63	$53

SunLink did not contribute to the plan in the nine months ended March 31, 2011. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2011.

Discontinued Operations Reserves – Over the past 21 years, SunLink has discontinued operations carried on by its former Chilton Medical Center, Mountainside Medical Center, and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. These estimates are based on management’s judgments, using currently available information, as well as, in certain instances, consultation with its insurance carriers, third party advisors and legal counsel. While estimates have been based on the evaluation of available information, it is not possible to predict with certainty the ultimate outcome of many contingencies relating to discontinued operations. SunLink intends to continue to adjust its estimates of the reserves as additional information is developed and evaluated. However, management believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, cash flows or results of operations of SunLink.

Note 4. – Stock-Based Compensation

For the three months ended March 31, 2011 and 2010, the Company recognized $2 and $10, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company and for the nine months ended March 31, 2011 and 2010, the Company recognized $7 and $33, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted during the nine months ended March 31, 2011 and 2010.

Note 5. – Receivables- net

Summary information for receivables is as follows:

	March 31, 2011	June 30, 2010

Patient accounts receceivable (net of contractual allowances)	$30,309	$30,761
Less allowance for doubtful accounts	(12,529)	(14,725)

Patient receivables - net	$17,780	$16,036

Electronic Health Records incentive reimbursement receivable	$4,810	$-

Net revenues included increases of $47 and $623 for the three months ended March 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $766 and $1,115 for the nine months ended March 31, 2011 and 2010, respectively, for the settlements of prior year Medicare and Medicaid cost reports.

Included in the Electronic Health Records (“EHR”) incentive payments receivable as of March 31, 2011 and in other revenues for the three and nine month periods ended March 31, 2011 is an accrual of approximately $4,810 for EHR incentive reimbursement. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

The final rule set the earliest interim payment date for the incentive payment at May 2011. This was a delay from the initial October 2010 date: however, the first year of the Medicare portion of the program is defined as the Federal government fiscal year October 1, 2010 to September 30, 2011. The Medicaid portion of the program will be administered by the various state authorities based upon the criteria in the final rules.

Attestation of meaningful use requirements for the first year (October 1, 2010 – September 30, 2011) began on April 18, 2011. Each of SunLink’s six hospitals and its formerly owned Chilton Medical Center registered for the program with the Centers for Medicare and Medicaid Services (“CMS”) and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year.

At March 31, 2011, SunLink accrued the estimated EHR Medicare incentive reimbursement for the six hospitals for six months then ended and accrued 75% of estimate for Chilton Medical Center. The total Medicare reimbursement accrued for SunLink’s six hospitals is $4,018 and $539 pursuant to the terms of the sale and lease and agreement for Chilton Medical Center. The Company also accrued Medicaid EHR reimbursement for Mississippi in the amount of $252. No amount has been accrued for Georgia, Missouri or Alabama Medicaid EHR incentive payments since reimbursement programs have not yet been established by such states. The amounts accrued are the estimates of the incentive payments for the periods earned through March 31, 2011.

Note 6. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	March 31, 2011	June 30, 2010

Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(267)	(226)

	$446	$487

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769

	12,569	12,569
Accumulated Amortization	(1,718)	(1,280)

	10,851	11,289

Total	$11,297	$11,776

Amortization expense was $160 and $211 for the quarters ended March 31, 2011 and 2010, respectively. Amortization expense was $479 and $633 for the nine months ended March 31, 2011 and 2010, respectively.

Goodwill consists of the following:

	March 31, 2011	June 30, 2010
Healthcare Facilities Segment	$2,515	$2,515
Specialty Pharmacy Segment	6,509	6,509

	$9,024	$9,024

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities segment.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2011	June 30, 2010
Term Loan	$29,523	$30,836
Capital lease obligations	185	51

Total	29,708	30,887
Less current maturities	(29,586)	(1,797)

	$122	$29,090

SunLink Credit Facilities— On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”). The Credit Facility includes a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the Credit Facility is LIBOR (defined as the thirty-day published rate) plus the applicable margin. Pursuant to a waiver agreement (“the Credit Facility Waiver”) and a modification agreement dated March 1, 2011, the Limited Consent and Modification to Loan Document (“the “Modification Agreement”) discussed below, the termination date of the Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to April 15, 2011, LIBOR plus 8.50% from April 16, 2011 to July 14, 2011 and LIBOR plus 9.50% from July 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to April 15, 2011, LIBOR plus 10.07% from April 16, 2011 to July 14, 2011 and LIBOR plus 11.07% from July 15, 2011 to September 30, 2011. At March 31, 2011, the interest rate for the Term Loan was 11.82% and the interest rate for the Revolving Loan was 10.25%. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000, which we believe is adequate for our current level of operations. The total availability of credit under all components of the Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $38,523 at March 31, 2011. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. If we fail to remain in compliance with the Credit Facility, we would cease to have a right to draw on the Revolving

Loan and the lenders would, among other things, be entitled to declare a default under the Credit Facility and demand repayment of the indebtedness outstanding under the Revolving Loan and the Term Loan. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received, pursuant to the Credit Facility Waiver, a waiver from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

Under the terms of the Credit Facility Waiver, the conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the Credit Facility, including the revised levels of financial covenants for the March 31, 2011 financial statements. A waiver fee of 2% of the current Credit Facility commitment totaling approximately $788 was paid to the lenders by SunLink at the Waiver Date, which was expensed in the quarter ending December 31, 2010. Additional waiver fees of 0.5% of the total Credit Facility commitment totaling approximately $196 was paid at November 15, 2010 and an additional waiver fee of 0.5% of $193 was paid at February 15, 2011. An additional waiver fee of 0.5% of the commitment is due on May 15, 2011. The Credit Facility Waiver was amended by the Modification Agreement. The Modification Agreement extended a paydown covenant requiring an $11,000 payment on the Term Loan from February 15, 2011 to April 15, 2011. The Company was not able to make the $11,000 required payment in April 2011 resulting in a 2% increase in the interest rate for both the Term Loan and the Revolving Loan. Amortization of the fees and expenses recorded in interest expense were approximately $181 and $101 for the three months ended March 31, 2011 and 2010, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $1,283 and $293 for the nine months ended March 31, 2011 and 2010, respectively.

As a result of the current termination date of September 30, 2011 for the Credit Facility, SunLink will be required to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to such termination date. SunLink is currently pursuing various alternatives, which may include refinancing some or all of such indebtedness, the sale of certain operating assets, or the private sale of SunLink securities or a combination thereof, in each case the proceeds of which would be used to repay, in whole or in part, such indebtedness. To the extent available, borrowings under any replacement credit facility, excess proceeds from the sale of operating assets, or both also may be used to finance certain capital improvements at SunLink’s s healthcare facilities. There can be no assurance that it will be able to effect any such refinancing, sale of operating assets or issuance of securities by the Credit Facility’s scheduled September 30, 2011 termination date. A default under the Credit Facility could have a material adverse effect on SunLink and its financial condition and results of operations.

Note 8. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	March 31, 2011	June 30, 2010
Carmichael	$2,400	$2,550
Less current maturities	(300)	(300)

	$2,100	$2,250

Carmichael Loan – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Loan”). The Carmichael Loan is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The Carmichael Loan is guaranteed by SunLink Health Systems, Inc. The note and the guarantee are subordinate to the Credit Facility.

Under the terms of the Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Loan without permission of the agent for the lenders of the Credit Facility. At June 30, 2010, SunLink was in violation of certain financial covenants of the Credit Facility, but has received a waiver on the restriction of paying the principal and interest due under the Carmichael Loan as long as SunLink is not in violation of the terms of the Credit Facility as modified.

Note 9. – Income Taxes

Income tax expense of $1,567 ($1,398 federal tax expense and $189 state tax expense) and income tax expense of $391 ($535 federal tax expense and $144 state tax benefit) was recorded for the three months ended March 31, 2011 and 2010, respectively. Income tax benefit of $85 ($471 federal tax benefit and $386 state tax expense) and $684 ($773 federal tax expense and $89 state tax benefit) was recorded for the nine months ended March 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2011, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $3,468. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which management estimates will not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset based on management’s estimate that it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through March 31, 2011:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	35
Reduction for tax positions of prior years	(30)

Balance at June 30, 2010	71
Additions based on tax positions related to current year	32
Reduction for tax positions of prior years	(28)

Balance at March 31, 2011	$75

SunLink or one or more of its subsidiaries files income tax returns with the United States and various states in the United States. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

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

We classify income tax penalties and interest accrued on tax deficiencies as tax expense. At March 31, 2011, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $7 and we had recorded no related accrued penalties.

Note 10. – Noncontrolling Interest

On July 1, 2009, SunLink sold 49% of its Specialty Pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009.

Note 11. – Sale of Home Health Businesses

In September 2009, we sold three of our home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342 for the nine months ended March 31, 2010. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities segment.

Note 12. – Comprehensive Earnings

Our comprehensive earnings include changes in minimum pension liability and, for prior year periods, foreign currency translation adjustments. The foreign currency translation adjustment resulted primarily from the effect of changes in the exchange rates of the UK pound on our prior reserve for our former Housewares Segment (See Note 3. “Discontinued Operations”).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net earnings (Loss)	$2,683	$1,646	$(1,851)	$1,618
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	-	49	-	64

Comprehensive income	$2,683	$1,695	$(1,851)	$1,682

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009 and requested a continuance. The court postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved and SHC-Ellijay had an opportunity to move for summary judgment. That discovery dispute was resolved and, after another discovery dispute was resolved, the parties completed discovery. Subsequent to the end of the quarter, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants.

SunLink denies that it has any liability to Mr. Garrett and Ms. Mundy and intends to vigorously defend the claims asserted against SunLink by Mr. Garrett’s and Ms. Mundy’s counterclaims and to vigorously pursue its claims against Mr. Garrett and Ms. Mundy. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest (including Credit Facility Waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at March 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year (2012)	$29,586	$300	$2,891	$2,344	$180
2 years (2013)	70	300	1,087	10	156
3 years (2014)	52	300	643	5	132
4 years (2015)	-	300	463	-	108
5 years (2016)	-	1,200	256	-	96
5 years +	-	-	760	-	-

	$29,708	$2,400	$6,100	$2,359	$672

At March 31, 2011, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four guarantees have been paid as of March 31, 2011. SunLink expensed $74 and $65 on physician guarantees and recruiting for the three months ended March 31, 2011 and 2010, respectively, and $256 and $463 on physician guarantees and recruiting for the nine months ended March 31, 2011 and 2010, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2011.

Note 14. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $239 and $147 for legal services to these law firms in the three months ended March 31, 2011 and 2010, respectively, and $673 and $399 for the nine months ended March 31, 2011 and 2010, respectively.

Note 15. – Financial Information By Segments

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of SunLink’s chief executive officer and other members of SunLink’s senior management. Our two reportable operating segments are Healthcare Facilities and Specialty Pharmacy.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter and nine months ended March 31, 2011 and 2010, respectively, is as follows:

Three months ended March 31, 2011	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$39,338	$12,690	$-	$52,028
Operating profit (loss)	7,074	(155)	(1,232)	5,687
Depreciation and amortization	1,041	409	117	1,567
Assets	62,753	25,468	11,903	100,124
Expenditures for property, plant and equipment	754	307	686	1,747

Nine months ended March 31, 2011
Net Revenues from external customers	$104,871	$33,076	$-	$137,947
Operating profit (loss)	8,262	(367)	(4,149)	3,746
Depreciation and amortization	3,172	1,190	345	4,707
Assets	62,753	25,468	11,903	100,124
Expenditures for property, plant and equipment	1,076	478	758	2,312

Three months ended March 31, 2010	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Net Revenues from external customers	$36,540	$11,922	$-	$48,462
Operating profit (loss)	3,561	(176)	(1,665)	1,720
Depreciation and amortization	1,179	411	112	1,702
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	326	141	8	475

Nine months ended March 31, 2010
Net Revenues from external customers	$105,369	$34,182	$-	$139,551
Operating profit (loss)	8,036	6	(4,069)	3,973
Depreciation and amortization	3,500	1,225	334	5,059
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	1,161	537	114	1,812

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

•	changes in accounting principles generally accepted in the U.S.; and,
•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;
•	timeliness and amount of reimbursement payments received under government programs;
•	increases in interest rates under debt agreements
•	the inability to refinance existing indebtedness and potential defaults under existing indebtedness;
•	restrictions imposed by debt agreements;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
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

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-Q. We have not undertaken any obligation to publicly update or revise any forward-looking statements except as may be required by law.

Corporate Business Strategy

SunLink’s business strategy is to focus its efforts on internal growth of its existing healthcare facilities and its pharmacy business, supplemented by growth from selected rural and exurban healthcare acquisitions, including but not limited to hospitals, nursing homes, home care businesses, and pharmacy businesses. However, as was the case in 2011 with the lease of our Chilton Medical Center hospital and in September 2009 with the sale of three home health agencies, we do consider disposition of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities and capital improvement needs and other business objectives.

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. The contemplated transaction is subject to a number of conditions, including completion of due diligence by each of the parties, negotiation and execution of a definitive merger agreement and consent of lenders. The subsidiaries and affiliates of Foundation to be merged into the SunLink acquisition subsidiaries own minority equity interests in and manage 14 ambulatory surgery centers in seven states (Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas), own a majority interest in and manage one general acute care hospital and manage a second acute care hospital, both of which are located in Texas. Three medical real properties, which are occupied by Foundation entities as well as other tenants in Oklahoma, are majority owned by New Age and FIA and are also to be merged into the SunLink acquisition subsidiaries.

The merger consideration to be issued by SunLink to the owners and affiliates of Foundation and New Age will consist of approximately 1,560,000 SunLink common shares, approximately 133,000 shares of SunLink’s non-voting cumulative 5% Series A Preferred Stock, liquidation value $100.00 per share; approximately 277,000 shares of SunLink’s non-voting non-cumulative 4% Series B Preferred Stock, liquidation value $100.00 per share; and 3,000,000 Series A Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.00. In connection with the mergers, it is contemplated that SunLink will declare a stock dividend, issuing to its existing holders of common shares (as of a record date to be established), approximately 133,600 shares of its Series A Preferred Stock, approximately 79,900 shares of its Series B Preferred Stock, and 3,000,000 Series B Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.50.

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a conversion price of $5.00 per share of liquidation value upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants will not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants.

Upon completion of the mergers, the combined company expects to change its name to Foundation SunLink Healthcare Affiliates, Inc. In addition, it is anticipated that two persons designated by Foundation/New Age will join the board of directors of SunLink. Foundation SunLink is intended to be a premier healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide.

There can be no assurance that the proposed transactions contemplated will in fact be consummated or, if consummated, that the terms and conditions referenced herein will not be changed.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on continuing the integration of the Carmichael operations acquired in April 2008, increasing market share, expanding services, and implementing and maintaining effective cost controls.

Acquisitions

Although the Company anticipates changes in its acquisition strategy if the Foundation SunLink merger is consummated, the Company is not actively seeking acquisitions for its existing Healthcare Facilities or Specialty Pharmacy segments. However, the Company continues to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which it believes might become available for sale and which it believes would not be inconsistent with the Company’s anticipated business strategy if the Foundation-SunLink merger is consummated.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2010 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Electronic Health Record incentive reimbursement receivable;

•	Good will and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2011	2010	% Change	2011	2010	% Change
Net Revenues - Healthcare Facilities	$ 39,337	$ 36,540	7.7%	$ 104,871	$ 105,369	-0.5%
Net Revenues - Specialty Pharmacy	12,691	11,922	6.5%	33,076	34,182	-3.2%

Total Net Revenues	52,028	48,462	7.4%	137,947	139,551	-1.1%
Costs and expenses	(46,341)	(46,742)	-0.9%	(134,201)	(137,920)	-2.7%
Gain on sale of Home Health businesses	-	-	N/A	-	2,342	N/A

Operating profit	5,687	1,720	230.6%	3,746	3,973	-5.7%
Interest expense	(1,607)	(832)	93.1%	(5,684)	(2,610)	117.8%
Interest income	2	3	-33.3%	4	12	-66.7%

Earnings (Loss) from continuing operations before income taxes	$ 4,082	$ 891	N/A	$ (1,934)	$ 1,375	N/A

Healthcare Facilities Segment:
Admissions	1,702	1,815	-6.2%	4,695	5,183	-9.4%
Equivalent admissions	4,718	4,887	-3.5%	14,103	15,082	-6.5%
Surgeries	552	836	-34.0%	1,977	2,515	-21.4%
Revenue per equivalent admission	$ 8,216	$ 7,477	9.9%	$ 7,395	$ 6,986	5.9%

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

Healthcare Facilities Segment

Net revenues for the quarter ended March 31, 2011 were $39,337 with a total of 4,718 equivalent admissions and revenue per equivalent admission of $8,216 compared to net revenues of $36,540 with a total of 4,887 equivalent admissions and revenue per equivalent admission of $7,477 for the quarter ended March 31, 2010. Net revenues for the nine months ended March 31, 2011 were $104,871 with a total of 14,103 equivalent admissions and revenue per equivalent admission of $7,395 compared to net revenues of $105,369 with a total of 15,082 equivalent admissions and revenue per equivalent admission of $6,986 for the nine months ended March 31, 2010.

Included in other revenues for the three and nine months ended March 31, 2011 is an accrual of approximately $4,810 for Electronic Health Record (“EHR”) incentive reimbursement during the quarter ended March 31, 2011. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

The final rule set the earliest interim payment date for the incentive payment at May 2011. This is a delay from the initial October 2010 date, however the first year of the Medicare portion of the program is defined as the government fiscal year October 1, 2010 to September 30, 2011. The Medicaid portion of the program will be administered by the various state authorities based upon the criteria in the final rules.

Attestation of meaningful use requirements for the first year (October 1, 2010 – September 30, 2011) began on April 18, 2011. Each of SunLink’s six hospitals and its formerly owned Chilton Medical Center registered for the program with the Centers for Medicare and Medicaid Services (“CMS”) and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year.

At March 31, 2011, SunLink accrued the estimated EHR Medicare incentive reimbursement for the six hospitals for six months then ended and accrued 75% of estimate for Chilton Medical Center. The total Medicare reimbursement accrued for SunLink’s six hospitals is $4,018 and $539 pursuant to the terms of the sale and lease and agreement for Chilton Medical Center. The Company also accrued Medicaid EHR reimbursement for Mississippi in the amount of $252. No amount has been accrued for Georgia, Missouri or Alabama Medicaid EHR incentive payments since reimbursement programs have not yet been established by such states. The amounts accrued are the estimates of the incentive payments for the periods earned through March 31, 2011.

The following table sets forth the percentage of net patient revenues, excluding EHR incentive reimbursement, from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Source
Medicare	41.4%	39.2%	40.5%	38.1%
Medicaid	19.7%	15.8%	17.4%	17.3%
Self pay	11.4%	14.6%	13.0%	13.2%
Commercial Insurance & Other	27.5%	30.4%	29.1%	31.4%

	100.0%	100.0%	100.0%	100.0%

Admissions decreased for all payor sources for the three months ended March 31, 2011 compared to the comparable prior year period except Self-pay, which increased 3.5%. For the nine months ended March 31, 2011, admissions decreased for all payor sources except Self-pay, which increased 9.0%, compared to the prior year. These decreased admissions resulted in net revenue decreases in Commercial Insurance and Other net revenues this year, while we had increases in self-pay, Medicare and Medicaid net revenues.

We experienced a net loss of one physician during the three months ended March 31, 2011 and three physicians during the nine months ended March 31, 2011. The loss of three net physicians combined with the continued weak local economies of our service areas resulted in decreased Healthcare Facilities net revenues for the three and nine months ended March 31, 2011 compared to the prior year’s comparable periods.

The Company has responded to this by: increasing physician recruiting efforts; employing additional physicians; and opening additional clinics, including Rural Health Clinics.

We currently have ongoing searches to recruit primary care physicians and general surgeons at four hospitals. During the three and nine months ended March 31, 2011, SunLink expensed $74 and $256, respectively, on physician guarantees and recruiting expenses compared to $65 and $463, respectively, for the same periods last year. In addition, we continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis, and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

We also have expended approximately $4,814 for capital expenditures to upgrade services and facilities since July 1, 2009.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended March 31, 2011 was $12,691, an increase of $769, or 6.5%, from $11,922 for the three months ended March 31, 2010. The increase was due to an increase in the sale of a seasonal infusion therapy drug from the same period last year. This increased utilization increased Specialty Pharmacy revenue by $1,273 for three months ended March 31, 2011. For the nine months ended March 31, 2011, Specialty Pharmacy net revenue was $33,076, a decrease of $1,106, or 3.2%, from $34,182 for the nine months ended March 31, 2010. The decrease was primarily due to lower sales of pharmacy products, primarily due to the loss of supply arrangements with two long-term care facilities compared to the same period last year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $32,263 and $33,404 for the three months ended March 31, 2011 and 2010, respectively, and $96,609 and $100,126 for the nine months ended March 31, 2011 and 2010, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Salaries, wages and benefits	41.0%	44.1%	44.6%	45.4%
Provision for bad debts	10.6%	14.0%	12.7%	14.8%
Supplies	8.2%	9.7%	9.3%	10.1%
Purchased services	6.5%	6.2%	7.1%	6.7%
Other operating expenses	12.5%	11.8%	13.9%	12.8%
Rent and lease expense	1.8%	1.8%	1.9%	1.8%
Depreciation and amortization expense	2.7%	3.2%	3.0%	3.3%

Salaries, wages and benefits expense as a percentage of net revenues decreased due to fewer employed physicians. At March 31, 2011 there were 30 employed physicians compared to 36 at March 31, 2010. Supplies decreased in the three months and nine months ended March 31, 2011 due to a decrease in the number of surgery performed as compared to the same periods in the prior year. Surgeries for the three and nine months ended March 31, 2011 were 552 and 1,977, respectively, compared to 836 and 2,515 for the three and nine months ended March 31, 2010, respectively.

Provision for bad debts decreased as a percentage of net revenue in the three and nine months ended March 31, 2011 compared to the prior year periods due to increases in indigent care write-offs and increased collections compared to the comparable prior year periods.

Other operating expenses increased as a percentage of net revenues in the three and nine months ended March 31, 2011 compared to the prior year periods due to recording a new healthcare provider tax for our three Georgia healthcare facilities as other expense. Provider tax recorded in other expense was $705 and $2,110 for the three and nine months ended March 31, 2011, respectively as compared to $530 and $1,619 for the three and nine months ended March 31, 2010, respectively. States in which the Company operates hospitals have imposed and increased their provider tax in the last two years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $12,846 and $12,099 for the three months ended March 31, 2011 and 2010, respectively, and $33,443 and $34,177 for the nine months ended March 31, 2011 and 2010, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of Goods Sold	73.2%	70.9%	71.2%	70.3%
Salaries, wages and benefits	13.7%	15.1%	15.7%	15.6%
Provision for bad debts	4.2%	4.8%	2.7%	2.6%
Supplies	0.3%	0.5%	0.5%	0.5%
Purchased services	3.1%	3.5%	3.6%	3.8%
Other operating expenses	2.8%	3.1%	3.2%	3.1%
Rent and lease expense	0.6%	0.1%	0.7%	0.4%
Depreciation and amortization expense	3.2%	3.4%	3.6%	3.6%

Cost of goods as a percent of net revenue increased in the three and nine months ended March 31, 2011 as compared to the prior year due to sales product mix. Increased sales of certain high volume infusion therapy products, which have a higher cost of sales as a percentage of revenue, resulted in the increased costs of goods sold during in the current year.

Salaries, wages and benefits decreased slightly as a percent of net revenue in the three months ended March 31, 2011 as compared to the prior year periods. The decrease is due to the reduction of several employees during the current quarter as a result of the lower volume for the year

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,232 and $1,240 for the three months ended March 31, 2011 and 2010, respectively, and $4,149 and $3,617 for the nine months ended March 31, 2011 and 2010, respectively. The increase was primarily due to $483 of severance expense for four corporate employees in the nine months ended March 31, 2011.

Operating Profit

SunLink had an operating profit of $5,687 and $1,729 for the three months ended March 31, 2011 and 2010, respectively. Operating profit for the nine months ended March 31, 2011 was $3,746 compared to operating profit of $3,973 last year. The increase in operating profit for the three months ended March 31, 2011 compared to the prior year period resulted from the accrual of revenue of $4,810 related to the Electronic Health Records incentive payments. The decrease in operating profit in the nine months ended March 31, 2011 compared to operating profit in the prior year period was due to decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments in the current year and non-recurrence of the pre-tax gain on the September 2009 sale of three home health businesses.

Sale of Home Health Businesses

In September 2009, the Company sold three of its home health businesses for approximately $3,300 resulting in a pre-tax gain of approximately $2,342. Included in the net assets of the three home health businesses sold was $429 of goodwill related to the Healthcare Facilities Segment.

Interest Expense

Interest expense was $1,607 and $832 for the three months ended March 31, 2011 and 2010, respectively, and was $5,684 and $2,610 for the nine months ended March 31, 2011 and 2010, respectively. Interest expense for the three and nine months ended March 31, 2011 increased from the same periods last year primarily due to approximately $1,267 in waiver fees paid in the nine months ended March 31, 2011 as required under the Credit Facility Waiver, $990 of increased deferred financing cost amortization this year resulting from the change in the termination date of the Credit Facility from April 2015 to September 2011 and increased interest rates charged as a result of the Credit Facility Waiver.

Income Taxes

Income tax expense of $1,567 ($1,398 federal tax expense and $189 state tax expense) and income tax expense of $422 ($577 federal tax expense and $155 state tax benefit) was recorded for the three months ended March 31, 2011 and 2010, respectively. Income tax benefit of $85 ($471 federal tax benefit and $386 state tax expense) and $684 ($773 federal tax expense and $89 state tax benefit) was recorded for the nine months ended March 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2011, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $3,468. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which management estimates will not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset based on management’s estimate that it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Earnings from continuing operations were $2,515 ($0.31 per fully diluted share) for the quarter ended March 31, 2011 compared to earnings from continuing operations of $469 ($0.06 per fully diluted share) for the quarter ended March 31, 2010. The increased earnings in the current year’s quarter resulted from the accrual of revenue of $4,810 related to the Electronic Health Records incentive payments partially offset by increased interest payments from the prior year. Loss from continuing operations was $1,851 ($0.23 loss per fully diluted share) for the nine months ended March 31, 2011 compared to earnings from continuing operations of $691 ($0.09 earnings per fully diluted share) for the comparable period last year. Loss from continuing operations in the current year’s nine months resulted from the decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments in the current year and non-recurrence of the pre-tax gain on the September 2009 sale of three home health businesses.

Earnings from discontinued operations of $168 for the three months ended March 31, 2011 resulted from the Chilton Medical Center loss from operations of $228 offset by gain on sale of $438 and $13 of losses resulting from domestic pension items relating to discontinued operations. Loss from discontinued operations of $2 for the nine months ended March 31, 2011 resulted from the Chilton Medical Center loss from operations of $725 offset by gain on sale of $438, Mountainside Medical Center earnings from operations of $216 which resulted from litigation settlement, and $39 of losses resulting from domestic pension items relating to discontinued operations.

Net earnings for the quarter ended March 31, 2011 was $2,683 ($0.33 earnings per fully diluted share) compared to net earnings of $1,646 ($0.20 earnings per fully diluted share) for the quarter ended March 31, 2010. Net loss for the nine months ended March 31, 2011 was $1,851 ($0.23 loss per fully diluted share) compared to net earnings of $1,618 ($0.20 earnings per fully diluted share) for the nine months ended March 31, 2010.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended March 31, 2011 and 2009, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Healthcare Facilities Adjusted EBITDA	$ 8,116	$ 4,333	$ 11,434	$ 8,741
Specialty Pharmacy Adjusted EBITDA	254	234	823	1,230
Corporate overhead costs	(1,116)	(1,145)	(3,804)	(3,281)
Taxes and interest expense	(2,757)	(1,590)	(5,158)	(3,492)
Other non-cash expenses and net change in operating assets and liabilities	(5,183)	(289)	(5,341)	(1,616)

Net cash provided by operations	$ (686)	$ 1,543	$ (2,046)	$ 1,582

Liquidity and Capital Resources

We generate cash from operations predominately from the operating profit of our two business segments, the Healthcare Facilities and Specialty Pharmacy segments. Working capital requirements, including capital expenditures, are generally funded with cash from operations. During the nine month period ended March 31, 2011, we funded our operating cash usage of $2,046 (compared to $1,582 of cash provided by operations during the comparable period last year) with increased borrowing under the Revolving Loan portion of our Credit Facility. The cash usage resulted from the increased interest expense under SunLink’s $47,000 seven-year senior secured credit facility entered into April 23, 2008 (the “Credit Facility”) and fees paid with respect to the terms of the waiver agreement entered into September 27, 2010 (the “Credit Facility Waiver”) in connection with the waiver of non-compliance with certain financial covenants in the Credit Facility, partially offset by non-cash expenses of depreciation and amortization and increased third party payor settlements.

The Credit Facility includes a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). Interest under the Credit Facility is LIBOR (defined as the thirty-day published rate) plus the applicable margin. Pursuant to a waiver agreement (“the Credit Facility Waiver”) and a modification agreement dated March 1, 2011 Limited Consent and Modification to Loan Document (“the “Modification Agreement”) discussed below, the termination date of the Credit Facility was changed from April 22, 2015 to September 30, 2011 and the interest rate for the Revolving Loan is LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to April 15, 2011, LIBOR plus 8.50% from April 16, 2011 to July 14, 2011 and LIBOR plus 9.50% from July 15, 2011 to the September 30, 2011 termination date. The interest rate for the Term Loan is LIBOR plus 8.07% from the waiver date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to April 15, 2011, LIBOR plus 10.07% from April 16, 2011 to July 14, 2011 and LIBOR plus 11.07% from July 15, 2011 to September 30, 2011. At March 31, 2011, the interest rate for the Term Loan was 11.82% and the interest rate for the Revolving Loan was 10.25%. We also agreed to a reduction in the revolving line of credit facility commitment from $12,000 to $9,000, which we believe is adequate for our current level of operations. The total availability of credit under all components of the Credit Facility is keyed to the level of SunLink’s earnings, which, based upon the Company’s estimates, provided for current borrowing capacity, before any draws, of approximately $38,523 at March 31, 2011. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. If we fail to remain in compliance with the Credit Facility, we would cease to have a right to draw on the Revolving Loan and the lenders would, among other things, be entitled to declare a default under the Credit Facility and demand repayment of the indebtedness outstanding under the Revolving Loan and the Term Loan. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. At June 30, 2010, SunLink was in non-compliance with certain financial covenants of the Credit Facility. On October 8, 2010 (the “Waiver Date”), the Company received, pursuant to the Credit Facility Waiver, a waiver from its lenders of these financial covenants for the fiscal quarter ended June 30, 2010, and subject to certain conditions, also for the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011.

Under the terms of the Credit Facility Waiver, the conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 include, among other things, compliance by SunLink with minimum consolidated adjusted earnings before interest, taxes depreciation and amortization but at a level reduced from that formerly applicable. The Company was in compliance with the terms of the Credit Facility, including the revised levels of financial covenants for the March 31, 2011 financial statements. A waiver fee of 2% of the current Credit Facility commitment totaling approximately $788 was paid to the lenders by SunLink at the Waiver Date, which was expensed in the quarter ending December 31, 2010. Additional waiver fees of 0.5% of the total Credit Facility commitment totaling approximately $196 was paid at November 15, 2010 and an additional waiver fee of 0.5% of $193 was paid at February 15, 2011. An additional waiver fee of 0.5% of the commitment is due on May 15, 2011. The Credit Facility Waiver was amended by the Modification Agreement. The Modification Agreement extended a paydown covenant requiring an $11,000 payment on the Term Loan from February 15, 2011 to April 15, 2011. The Company was not able to make the $11,000 required payment in April 2011 resulting in a 2% increase in the interest rate for both the Term Loan and the Revolving Loan. Amortization of the fees and expenses recorded in interest expense were approximately $181 and $101 for the three months ended March 31, 2011 and 2010, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $1,283 and $293 for the nine months ended March 31, 2011 and 2010, respectively.

As a result of the current termination date of September 30, 2011 for the Credit Facility, SunLink will be required to refinance or otherwise source funds to repay the existing indebtedness outstanding thereunder prior to such termination date. SunLink is currently pursuing various alternatives, which may include refinancing some or all of such indebtedness, the sale of certain operating assets, or the private sale of SunLink securities or a combination thereof, in each case the proceeds of which would be used to repay, in whole or in part, such indebtedness. To the extent available, borrowings under any replacement credit facility, excess proceeds from the sale of operating assets, or both also may be used to finance certain capital improvements at SunLink’s s healthcare facilities. There can be no assurance that it will be able to effect any such refinancing, sale of operating assets or issuance of securities by the Credit Facility’s scheduled September 30, 2011 termination date. A default under the Credit Facility could have a material adverse effect on SunLink and its financial condition and results of operations.

We expended $2,312 for capital improvements during the nine months ended March 31, 2011 and expect to spend approximately $650 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest (including Credit Facility Waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at March 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt
1 year (2012)	$29,586	$300	$2,891	$2,344	$180
2 years (2013)	70	300	1,087	10	156
3 years (2014)	52	300	643	5	132
4 years (2015)	-	300	463	-	108
5 years (2016)	-	1,200	256	-	96
5 years +	-	-	760	-	-

	$29,708	$2,400	$6,100	$2,359	$672

At March 31, 2011, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four guarantees have been paid as of March 31, 2011. SunLink expensed $74 and $65 on physician guarantees and recruiting for the three months ended March 31, 2011 and 2010, respectively, and $256 and $463 on physician guarantees and recruiting for the six months ended March 31, 2011 and 2010, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2011.

At March 31, 2011, we had outstanding long-term debt and subordinated debt of $32,108 of which $29,523 was incurred under the SunLink 2008 Credit Facility, $2,400 was incurred under the subordinated loan, and $185 was related to capital leases. Also outstanding at March 31, 2011 was a revolving line of credit loan of $4,900.

Discontinued Operations

On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and to sell its 83% membership interest in Clanton Hospital LLC (“Clanton”) subsidiary, which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid to purchase the 17% membership interest of Clanton that Carraway does not currently own, up to a maximum of $615. The purchase price of SunLink’s 83% membership interest of Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note is reserved on the balance sheet at $1,000. At March 31, 2011, SunLink accrued 75% of the estimate of the estimated Electronic Health Records Medicare incentive reimbursement for Chilton. The total Medicare reimbursement accrued for Chilton is $539, pursuant to the terms of the sale and lease and agreement.

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009 and requested a continuance. The court postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved and SHC-Ellijay had an opportunity to move for summary judgment. That discovery dispute was resolved and, after another discovery dispute was resolved, the parties completed discovery. Subsequent to the end of the quarter, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants.

SunLink denies that it has any liability to Mr. Garrett and Ms. Mundy and intends to vigorously defend the claims asserted against SunLink by Mr. Garrett’s and Ms. Mundy’s counterclaims and to vigorously pursue its claims against Mr. Garrett and Ms. Mundy. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $239 and $147 for legal services to these law firms in the three months ended March 31, 2011 and 2010, respectively, and $673 and $399 for the nine months ended March 31, 2011 and 2010, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. At March 31, 2011, borrowings under the Credit Facility of $34,423 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $344 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

There have been no material developments in the legal proceeding previously reported in SunLink’s Quarterly Report on Form 10-Q for the period ended December 31, 2010.

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

ITEM 6.	EXHIBITS

Exhibits:

10.1	Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011.

10.2	Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 13, 2016