Form 10-K
period 2011-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2011-09-27
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 23, 2011, there were 9,456,869 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2010 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $7,323,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 7, 2011, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

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

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	increases in interest rates under debt agreements;

•	the inability to refinance existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality or costs with respect to our management information system for our Healthcare Facilities and Specialty Pharmacy Segments, including both software and hardware;

•	the availability and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare facilities and specialty pharmacy services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers, competitive bidding and other reforms).

Acquisition and Merger Related Matters

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities;

•	impairment or uncollectibility of certain acquired assets;

•	assumed liabilities discovered subsequent to an acquisition;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We are a provider of healthcare services in certain markets in the United States. References to our specific operations refers to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refers to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Through our subsidiaries, we operate a total of six community hospitals in three states. Five of the community hospitals are owned and one is leased. Our community hospitals are acute care hospitals and have a total of 342 licensed beds. As part of our community hospital operations, we currently also operate (a) three nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds. We also own a hospital building with a total of 60 licensed beds that we lease to a third party, which owns the hospital license for the facility, with an option to purchase. Through a subsidiary acquired in April 2008, we also operate a specialty pharmacy business with four service lines. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”), HealthMont LLC (“HealthMont”) and SunLink ScriptsRx, LLC (“ScriptsRx”).

Our executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we file with the Securities and Exchange Commission (“SEC”) may be read at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we file with the SEC may also be read and copied at or through our website or at the Internet website maintained by the SEC at www.sec.gov.

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA. In April 2008, our SunLink ScriptsRx, LLC subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. In September 2009, we sold three of our home health businesses. In March 2011, we sold our Clanton Hospital (“Clanton”) operations but retained ownership of the hospital building. The hospital building is leased to the buyer of Clanton.

Business Strategy: Strategic Alternatives, Operations, Acquisitions and Dispositions

SunLink’s business strategy is to focus its efforts on internal operations of its existing healthcare facilities and its pharmacy business, supplemented by growth from potential healthcare acquisitions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing homes and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital, in September 2009 with the sale of three home health agencies and in March 2011 with the sale of our Clanton Hospital operations, we consider dispositions of one or more of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy and other corporate objectives.

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. The contemplated transaction is subject to a number of conditions, including completion of due diligence by each of the parties, negotiation and execution of a definitive merger agreement and consent of lenders. The subsidiaries and affiliates of Foundation contemplated to be merged into the SunLink acquisition subsidiaries per the letter of intent own minority equity interests in and manage 14 ambulatory surgery centers in seven states (Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas), own a majority interest in and manage one general acute care hospital and manage a second acute care hospital, both of which are located in Texas. Three medical real properties, which are occupied by Foundation entities as well as other tenants in Oklahoma, are majority owned by New Age and FIA and would also be merged into the SunLink acquisition subsidiaries.

Under the Letter of Intent, the merger consideration to be issued by SunLink to the owners and affiliates of Foundation and New Age was contemplated to consist of approximately 1,560,000 SunLink common shares, approximately 133,000 shares of SunLink’s non-voting cumulative 5% Series A Preferred Stock, liquidation value $100.00 per share; approximately 277,000 shares of SunLink’s non-voting non-cumulative 4% Series B Preferred Stock, liquidation value $100.00 per share; and 3,000,000 Series A Warrants each of which would entitle the holder for three years to buy one SunLink common share at an exercise price of $6.00. In connection with the mergers, as was contemplated under the Letter of intent, SunLink would declare a stock dividend, issuing to its existing holders of common shares (as of a record date to be established), approximately 133,600 shares of its Series A Preferred Stock, approximately 79,900 shares of its Series B Preferred Stock, and 3,000,000 Series B Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.50.

Subsequent to execution of the letter of intent, SunLink effected a private placement of 1.3 million plus common shares at an average of approximately $1.90 per share with certain of its officers and directors and/or their affiliates. The proceeds of the private placement of approximately $2,500 were used, together with other available operating funds, to make an $8,000 pre-payment on the term loan outstanding under SunLink’s 2008 Credit Facility in order to, among other things, obtain the extension of the maturity of that facility and adjust certain financial covenants to bring SunLink into compliance thereunder. Given the inadequate number of authorized but unissued SunLink common shares presently remaining after the private placement, it is currently anticipated that, among other things, the merger consideration consisting of SunLink preferred shares will be correspondingly increased and the composition of the Foundation, New Age and FIA, subsidiaries and affiliates to be merged will be modified in certain particulars to be agreed.

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a to be agreed conversion price , such conversion to be effected upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants would not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants after the mergers.

Upon completion of the mergers, the combined company would expect to change its name to Foundation SunLink Healthcare Affiliates, Inc. In addition, it is anticipated that two persons designated by Foundation/New

Age will join the board of directors of SunLink. Foundation SunLink is intended to be a premier healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide.

No definitive agreement has been executed in relation to the contemplated mergers and there can be no assurance that the proposed transactions will in fact be consummated or, if consummated, that the terms and conditions referenced herein will not be changed.

Operations Strategy

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on increasing market share, expanding services, and implementing and maintaining effective cost controls.

Acquisition and Disposition Strategy

Although the Company’s situation could change, based on its current financial position as well as uncertainties in the healthcare industry, the Company is not actively seeking acquisitions for its Healthcare Facilities or Specialty Pharmacy Segments. However, during the last fiscal year, we evaluated certain rural and exurban hospitals and healthcare businesses, which were for sale and monitored other selected healthcare acquisition targets which we believed might become available for sale.

When we seek to acquire pharmacy businesses, our acquisition strategy is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing pharmacy services and in new markets where the scale of the acquisition is sufficient to provide a foundation to grow Specialty Pharmacy in that area.

Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

We continue to engage in similar evaluation and monitoring activities with respect to hospitals, nursing homes, home health businesses, pharmacy and other rural or exurban healthcare businesses, which are or may become available for acquisition.

Historically, we targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our markets generally experience (1) less direct competition, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunity for future growth. The focus of acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations and other factors.

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

We believe there may be opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other for-profit hospital operators seeking to re-align the focus of their portfolios.

Opportunities to acquire not-for-profit hospitals remain uncertain. Even if such opportunities improve, in recent years, the legislatures and attorneys general of several states (including Georgia and other states which we believe might have suitable acquisition targets) have shown a heightened level of interest in reviewing transactions involving the sale of not-for-profit hospitals. The legal authority for such review is generally known as Conversion Legislation. Although the level of authority for, and interest in, such reviews varies from state to state, the trend is toward increased governmental authority for review and review of such transactions including, in some cases, the imposition of requirements on the seller, the buyer or both as a condition to the approval of a not-for-profit corporation selling a healthcare facility. Accordingly, even if the opportunity or desirability of acquiring not-for-profit hospitals improves, governmental review may make it more difficult or expensive to complete any such acquisitions.

Our acquisition strategy for nursing homes operations is to acquire businesses in areas which are complementary to either our existing hospitals or our pharmacy business or which are located in markets which we perceive as desirable.

As noted above, from time to time we may consider the disposition of one or more of our healthcare facilities, service lines or business segments, particularly if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

Healthcare Facilities Operations

SunLink’s Healthcare Facilities Segment is composed of three operational areas:

•	Our six community hospitals;

•	Our three nursing homes, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	One hospital related home health agency, which operates for a corresponding SunLink community hospital;

In addition, we own one hospital facility which is leased to a third party, which owns the hospital license for the facility, with an option to purchase.

Through our subsidiaries, we operate a total of six community hospitals in three states. Five of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 342 licensed beds. We also own one 60 licensed bed hospital building that is leased to a third party with an option to purchase at the end of the lease. In connection with our community hospital operations in certain communities, we also operate (a) three nursing homes located in two states: each of our current nursing homes is located adjacent to our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 261 licensed beds.

Owned and Leased Hospitals

All of our hospitals which we operate are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our six community hospitals which we operate:

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

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute-care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County. The Company has a 24-bed Certificate of Need (“CON”) to replace the existing hospital and a 10-bed inpatient geriatric psychiatric program.

•

Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute-care hospital and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Chickasaw County.

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

We also own the Chilton Medical Center (“Chilton”) hospital building located in Clanton, Chilton County, Alabama which we lease to a third party. Chilton is a 60-licensed-bed, JCAHO accredited, acute-care hospital. The third party has the option to purchase the facility. Chilton is the only hospital in Chilton County.

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

Each hospital management team is responsible for the day-to-day operations of its hospital. Our corporate staff provides support services, assistance, and advice to each hospital in certain areas, including strategic planning, physician recruiting and relationship management, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, capital financing, tax and insurance. Financial controls are maintained through the utilization of standardized policies and procedures and monitoring by corporate staff. Our hospitals have contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment. We promote communication among our hospitals and management teams so that local expertise and improvements can be shared among all of our facilities.

Expansion of Services and Facilities

We seek to add services at our hospitals on an as-needed basis in order to improve access to quality healthcare services in the communities we serve, with the ultimate goal of reducing the out-migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements add to each hospital’s quality of care and reputation in the community, reducing out-migration and increasing patient referrals and revenue. SunLink provides emergency room services in each of our hospitals. We seek to maintain a quality, patient-friendly emergency room because we view the emergency room as each facility’s “window to the community” and a critical component of its local service offering.

Medical Staff

The number and quality of physicians affiliated with a hospital directly affects the quality and availability of patient care and the reputation of the hospital. Physicians generally may terminate their affiliation with a hospital at any time. We seek to retain primary care physicians of varied physician specialties on the medical staffs of our hospitals and to attract other qualified physicians. SunLink believes physicians refer patients to a hospital primarily on the basis of the quality of services the hospital renders to patients and physicians; the quality of other physicians on the medical staff; the location of the hospital; and the quality of the hospital’s facilities, equipment and employees. Accordingly, SunLink strives to provide quality facilities, equipment, employees and services for physicians and their patients.

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management teams, with the assistance of outside recruiting firms and corporate staff, identifies and seeks to attract specific physicians to its hospital’s medical staff. While our hospitals historically have not employed physicians, we have moved forward to better align with physicians through employment relationships. The new business model for many hospitals and hospital systems is to gain closer alignment with physicians both clinically and financially. The hospital generally guarantees a newly recruited physician a minimum level of gross receipts during an initial period, generally one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Currently, 28 physicians are employed by the hospitals and 2 are under physician guarantee contracts. We continually evaluate each doctor and may terminate employment based on doctor performance and the needs of each facility. The Company believes physician recruiting is becoming more challenging and will continue to do so due to healthcare reform and market forces. The Company believes the costs of recruiting and retaining physicians will increase as more physicians are employed and salaries and support costs increase.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facilities included in continuing operations as of June 30, 2011 for the periods indicated.

	Fiscal Years Ended June 30,
	2011	2010	2009
Hospitals owned or leased at end of period	6	6	6
Licensed hospital bed (at end of period)	342	342	342
Hospital beds in service (at end of period)	283	292	292
Nursing home beds in service (at end of period)	261	261	261
Admissions	6,197	6,818	7,683
Equivalent Admissions(1)	18,702	20,062	20,343
Average Length of Stay(2)	3.5	3.5	3.5
Patient days	21,388	24,149	26,736
Adjusted patient days(3)	63,821	70,084	70,013
Occupancy rate (% of licensed beds)(4)	17.13%	19.35%	21.42%
Occupancy rate (% of beds in service)(5)	20.71%	22.66%	25.09%
Net patient service revenues (in thousands)	$141,241	$140,556	$135,431
Net outpatient service revenues (in thousands)	$59,299	$67,225	$63,689
Net revenue per equivalent admissions	$7,552	$7,006	$6,657
Net outpatient service revenues (as a % of net patient service revenues)	41.98%	47.83%	47.03%

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

Sources of Revenue

Each SunLink hospital receives payments for patient care from Federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink’s hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. TriCare is a Federal program for the healthcare of certain U.S. military personnel and their dependants. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	70.8%	71.4%	71.4%
Medicaid	11.5%	10.6%	9.6%
Private and Other Sources	17.7%	18.0%	19.0%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	43.2%	39.1%	40.2%
Medicaid	14.3%	12.9%	14.9%
Private and Other Sources	42.5%	48.0%	44.9%

	100.0%	100.0%	100.0%

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

Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations(“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges of most hospitals. See “Item 1. Business—Government Reimbursement Programs—Medicare/Medicaid Reimbursement”.

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

Managed Care

Each SunLink hospital is affected by its ability to negotiate service contracts with purchasers of group healthcare services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Management believes that, on an industry basis, managed care contracts generally are less important in our markets than in urban and suburban markets where there is typically a higher level of managed care penetration. Nevertheless, a significant portion of hospital patients in our communities are covered by managed care or other reimbursement programs, all of which generally pay less than established charges for hospital services.

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the Federal and state level generally has created pressure to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, may require changes in our facilities, equipment, personnel, rates and/or services in the future.

Efforts to Control Healthcare Costs

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

Government Reimbursement Programs

A significant portion of SunLink’s healthcare facilities net revenues are dependent upon reimbursement from Medicare and Medicaid. The Centers for Medicare and Medicaid Services or “CMS” is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). Although the Federal government generally reviews payment rates under its various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the Federal government which currently begins on October 1 and ends on September 30 of each year.

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related groups (“DRGs”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

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

DRG rate increases were 2.1% and 2.35% for Federal fiscal years (“FFY”) 2010 and 2011, respectively, and currently is 1.1% for FFY 2012. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. In FFY 2012 the market basket rate currently is affected by two such reduction factors. First as required by the Affordable Care Act, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of excess aggregate payments in FFY 2008 and FY 2009 that did not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS is required to recoup the entire amount of FFY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FFY 2012. If the update factor does not adequately reflect increases in SunLink’s cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The ACA made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers and incorporate adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, and will be reduced by 0.10% in FFYs 2012 and 2013, by 0.30% in FFY 2014, by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2012.

•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria are effective for FFYs 2011 and 2012.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of ACA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2008, 2009, 2010 and 2011 the update factors were 3.3%, 3.6%, 2.1% and 2.6% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by a fiscal intermediary from the prior cost report filing.

Bad debts must meet the following criteria to be allowable:

•	the debt must be related to covered services and derived from deductible and coinsurance amounts; the provider must be able to establish that reasonable collection efforts were made;

•	the debt was actually uncollectible when claimed as worthless; and

•	sound business judgment established that there was no likelihood of recovery at any time in the future.

Amounts uncollectible from specific beneficiaries are charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $1,442, $1,823 and $988 for 2010, 2009 and 2008, respectively.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2011. Furthermore, the Affordable Care Act provides for material reductions in Medicare DSH funding. However, we estimate that Medicare disproportionate share payments represented only approximately 1% of our net patient service revenues for the years ended June 30, 2011, 2010 and 2009.

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

On February 17, 2009, President Obama signed into law the “American Recovery and Reinvestment Act of 2009” (“ARRA”) This law provides a temporary increase in the state FMAPs during a 9-calendar quarter recession adjustment period retroactively beginning October 1, 2008 and ending December 31, 2010.

Traditionally under the Medicaid law, each state’s FMAP is determined by a formula based on the relationship of each state’s per capita income to the national per capita income; the lower a state’s per capita income, the higher its FMAP. The FMAP is determined for each fiscal year and applies for states’ expenditures during that fiscal year. As a result of the temporary ARRA increase in the FMAP, reductions in Medicaid programs which were scheduled to take effect on July 1, 2009 in various states where SunLink operates were postponed until January 1, 2011.

The State of Georgia, where SunLink operates three hospitals, has begun initiatives to decrease the Medicaid funds paid to providers. Georgia Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital’s capital cost allotment.

Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population.

In 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all SunLink hospitals receive reimbursement from three different contractors instead of a single source. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, our hospitals have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the ARRA. The HITECH Act includes provisions designed to increase the use of electronic health records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals and critical access hospitals (“CAHs”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FFY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations for EHR. Meaningful use criteria are divided into three distinct stages; I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services, eligible hospitals and CAHs which fail to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

Attestation of Medicare meaningful use requirements for the first year (October 1, 2010 – September 30, 2011) began on April 18, 2011. Each of SunLink’s six hospitals and its formerly owned Chilton Medical Center registered for the program with CMS and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year. As of June 30, 2011, SunLink has accrued Medicare EHR incentive reimbursement of $6,952 for the six hospitals as of June 30, 2011 and $731 for its formerly owned Chilton Medical Center. The Company has received $7,731 in EHR Medicare incentive reimbursements for the six hospitals and $790 for its formerly owned Chilton Medical Center for the fiscal year then ended.

The Company has also successfully attested to the meaningful use requirements for Medicaid programs for its two Missouri Hospitals and its formerly owned Chilton Medical Center in Alabama, The Company accrued Medicaid EHR reimbursement for Mississippi and Missouri in the amount of $1,102 collectively and $141 for its formerly owned Chilton Medical Center. No amount has been accrued for Georgia Medicaid EHR incentive payments since the reimbursement program has not yet been established by the state. The amounts accrued are the estimates of the incentive payments for the periods earned through June 30, 2011.

We intend to continue to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for all available incentive payments. We believe our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. As a result of our prior expenditures on information technology systems, our previously existing information technology systems already possessed certain components required for meaningful use of EHR technology. We continue to refine our budgeted costs and the expected reimbursement associated with our use of EHR technology. We currently estimate that, at a minimum, the incremental total costs and capital expenditures incurred to comply with the EHR regulations will be recovered through improved reimbursement amounts over the projected lifecycle of our EHR technology initiative, although such incremental costs and capital expenditures, have to a great degree, predated the reimbursements.

Government Reimbursement Program Administration and Adjustments

The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and changing governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments under such programs.

All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenues, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal and it is common to contest issues raised in audits of prior years’ cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our financial condition or results of operations. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006 will gradually roll-out in additional states. The Affordable Care Act expands the RAC program’s scope to include managed Medicare and to include Medicaid claims beginning June 1, 2010, and by requiring all states to establish programs to contract with RACs in 2011. Currently all states where SunLink operates have RAC programs, and all SunLink facilities have had requests from the various RACs to review claims. To date since the commencement of the RAC program SunLink has experienced losses in the aggregate from audit adjustments of less than $10.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. Claims identified as overpayments will be subject to the Medicare appeals process.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will continue to look closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of any future RAC audits.

In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.

If SunLink or any of our facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the facility and SunLink could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition or results of operations.

SPECIALTY PHARMACY OPERATIONS

Our Specialty Pharmacy Segment is operated through our SunLink ScriptsRx, LLC subsidiary and is a pharmacy operations segment composed of four material service lines:

1.	Specialty Pharmacy Services which ordinarily include one or more of the following elements:

•

The provision of products relating to infusion therapy, enteral feeding services, oncology and chemotherapy drug administration, cardiac, diabetes, pain management, wound care, and psychiatric services;

•	Pharmaceutical or biological products administered via non-oral means, which are frequently through injectable or infusion therapies;

•	Products delivered to patients via express package or hand delivery and requiring special handling such as constant refrigeration or having an extremely limited shelf life;

•	Products that generally are administered in a non-hospital setting, including physicians’ offices, specialty clinics or patient homes;

•	The provision of pharmaceuticals or biological products not managed under traditional outpatient prescription drug benefits; and

•	Therapies that require complex care, patient education and continuous monitoring.

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

4.

Retail Pharmacy Products and Services, consisting primarily of walk-in sales at our three distribution facilities in Louisiana of complementary products including uniforms, non-specialty pharmaceuticals, vitamins, supplements and nutritionals. We view our retail pharmacy operations as a source of incremental revenue to us while providing value added service to our patients in the form of full service pharmacy offerings.

Certain of the service lines in our Specialty Pharmacy Segment may overlap with our healthcare operations. Likewise, institutional pharmacy services may overlap with pharmacies in our healthcare facilities.

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing the cost containment mandates under the MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. We were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our financial condition or results of operation. The program has, however, been deferred indefinitely, and whether or not the program will be implemented in the future is unknown.

The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the new prescription drug benefit were adopted in 2005.

Under MMA Medicare Part B covered drugs and biological products generally are paid based on the average sales price (“ASP”) methodology. The ASP methodology uses quarterly drug pricing data submitted to the CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis. Principal products paid under the ASP methodology include certain oncology and renal dialysis drugs. Although, there are exceptions to this general rule which are listed in the latest ASP quarterly change request (“CR”) document and which exceptions generally are paid on a cost basis, such exceptions have not been and are not expected to be material to our operations.

Beginning in January 2008, CMS’s outpatient prospective payment system began paying for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings. Such outpatient price represented a decrease from ASP + 6%.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction and expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All three states in which SunLink currently operates hospitals (Georgia, Mississippi and Missouri) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink currently operates nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

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

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the states in which SunLink currently operates healthcare facilities. Any healthcare facility operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

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

Emergency Medical Treatment and Active Labor Act

All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents himself to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether we will be able to comply with any new requirements.

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

Specialty Pharmacy Segment Regulation

Overview

Much like our healthcare facility operations, the operations of our Specialty Pharmacy Segment are subject to various Federal and state statutes and regulations governing their operations including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs as well as the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Specialty Pharmacy Segment have obtained the permits and/or licenses required to conduct our specialty pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on our specialty pharmacy business, and our financial condition or results of operations.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

•	makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;

•	pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a Federal or state health program;

•	fails to report or repay; or

•	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Hospitals continue to be one of the primary focus areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicare, Medicaid, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services (“DHHS”) issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. In addition, the monitoring of compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, in 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark violations will continue in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

The Federal False Claims Act and Similar State Laws

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The federal False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $5 to $11 for each separate false claim. The government has used the federal False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

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

A violation of the HIPAA regulations could result in civil money penalties of $1 per incident, up to a maximum of $25 per person, per year, per standard violated. HIPAA also provides for criminal penalties of up to $50 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100 and five years in prison for obtaining protected health information under false pretenses and up to $250 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the Federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

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

Medical Waste Regulations

Our operations, especially our healthcare facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that such compliance costs will be significant in the future.

SUNLINK OPERATIONS

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of the Director of Reimbursement and Compliance. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as pharmacy and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

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

Environmental Regulation

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 15, 2011, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	62
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	52
A. Ronald Turner	Chief Operating Officer	65
Byron D. Finn	President – SunLink ScriptsRx, LLC	61
Jack M. Spurr, Jr	Vice President, Hospital Financial Operations	66

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

A. Ronald Turner was named Chief Operating Officer of SunLink on November 30, 2010. Mr. Turner is an entrepreneur, experienced hospital management company executive and CPA who worked as an independent management consultant for sixteen months prior to joining SunLink. Mr. Turner co-founded Associated Healthcare Systems, Inc. and served as its President and CEO from April 1999 to December 2009. From July 1985 to April 1999, Mr. Turner was a private investor and management consultant who, among other things, led the merger, acquisition and financing activities for a number of hospital and other healthcare industry transactions. Mr. Turner served as the President and Chief Operating Officer of Health Group Inc. from August 1982 to July 1985. Mr. Turner co-founded Southern Health Services, Inc. and served as its President, Chief Operating Officer and a director from December 1978 to August 1982. Prior to December 1978, Mr. Turner practiced as a CPA in Arthur Young & Company’s National Healthcare Group and with Ernst & Whinney.

Byron D. Finn was named President of SunLink ScriptsRx, LLC on October 1, 2010. Mr. Finn was most recently president of Byron D. Finn, CPA, PC, which provided accounting, financial consulting and litigation support services to its clients, including numerous healthcare clients. His experience also includes various positions with The Coca-Cola Company, where he served in a number of financial-related positions and in connection with special projects, and he was previously employed by Ernst & Young. Mr. Finn is a licensed CPA and received his BA in Business Administration and Master in Accountancy degrees from the University of Georgia.

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

Consolidated Operations Risks

We may not be able to obtain a replacement for our existing Credit Facility. SunLink’s primary credit agreement has been modified three times in the past year, with the latest modification dated July 28, 2011 (“July 2011 Modification”). The termination date of the Credit Facility was changed from September 30, 2011 to January 1, 2013. Although SunLink was not in compliance with certain of the financial covenants contained in the Credit Facility at June 30, 2011, the Credit Facility was subsequently amended by the July 2011 Modification to change the affected covenants so as to bring us into compliance.

We are seeking to refinance the Credit Facility with a new lender and reduced borrowing under the Term Loan of the Credit Facility by approximately $10,000. Although, we believe the Company will be able to refinance existing borrowings under one or more replacement loan facilities either on a company wide or individual facility basis, there can be no assurance that we will be able to obtain new financing in the amount needed, on improved or comparable terms, or at all. We believe that the Company should be able to continue in compliance with the financial covenants in our Credit Facility as amended, but there is also no assurance that we will be able to do so. Our ability to make the required debt service and increased interest payments under the Credit Facility depends on, among other things, our ability to generate sufficient cash flows from operating activities. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments or are unable to refinance or restructure our indebtedness prior to maturity at January 1, 2013, such failure could have material adverse effects on the Company.

If our operating results continue to decline, we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations and a revolving loan facility to fund our cash requirements for working capital, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by uncollectible self-pay net revenues of our Healthcare Facilities Segment, increased salaries expenses for employed physicians and decreased patient volume at our facilities as a result of economic conditions in the locations we serve as well as decreased sales volume and earning experienced by our Specialty Pharmacy Segment. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows.

We may not be able to maintain compliance with or borrow under out existing Credit Facility.

We currently have borrowing capacity under the revolving portion of the Credit Facility but there can be no assurance that we will be in compliance with the financial covenants. If non-compliance occurs, we may have no ability to borrow funds under the revolving portion of the Credit Facility. If we are unable to borrow under our existing Credit Facility or obtain alternative financing such failure could have a material adverse effect on the Company.

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

For the fiscal year ended June 30, 2011, our three Georgia hospitals generated approximately 57% of consolidated gross revenues for the year. Accordingly, any adverse change in the current demographic, economic, competitive or regulatory conditions in the state of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

The healthcare industry is subject to extensive Federal, state and local laws and regulations relating to:

•	licensure;

•	conduct of operations including patient referrals, physician recruiting practices, cost reporting and billing practices;

•	ownership of facilities;

•	addition of facilities and services;

•	confidentiality, maintenance, and security issues associated with medical records;

•	billing for services; and

•	prices for services.

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

Over the past 22 years, SunLink has discontinued operations carried on by its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments and its former Mountainside Medical Center (by virtue of the sale of such facility whose original facility was one of our original hospitals). Prior to our acquisition of our HealthMont subsidiaries, HealthMont had sold two hospitals and it also disposed of one additional hospital as a condition to our acquisition of HealthMont. Contingent obligations related to discontinued operations include guarantees of certain obligations of former subsidiaries. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to the discontinued operations.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward “value-based” purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). An HAC is a condition that is acquired by a patient while admitted as an inpatient at a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Affordable Care Act also requires DHHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires DHHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. DHHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by DHHS. DHHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our financial condition or results of operations.

The lingering effects of the economic recession could materially adversely affect our cash flows, financial position, or results of operations.

The United States economy recently experienced a major economic recession, the economy remains weak, unemployment levels remain high, and there is a substantial risk that the economy will lapse back into recession. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or

•

a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We believe the economic recession has had an adverse effect on our business. Furthermore, although we are unable to predict the specific impact of continued adverse economic conditions on our business, we believe that the lingering effects of the economic recession could have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.

SunLink is subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

SunLink is subject to potential claims for professional liability (medical malpractice), both in connection with our current operations, as well as acquired operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within our self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 82% of its patient days and 57% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2011. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our community hospital operations derived approximately 43% of their net patient revenues for the fiscal year ended June 30, 2011 from private payors and other non-governmental sources who contributed approximately 18% of SunLink’s patient days. Our hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If we are unable to contain costs, especially in our hospital operations, through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

Risk Relating to our Specialty Pharmacy Business

The operations of our Specialty Pharmacy Segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2011, the operations of our Specialty Pharmacy Segment derived approximately 64% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the operations of our Specialty Pharmacy Segment or that we will continue to be able to operate our Specialty Pharmacy Segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which we operate, or may seek to operate, in particular or that we would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

The operations of our Specialty Pharmacy Segment could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

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

The operations of our Specialty Pharmacy Segment depend on a continuous supply of key products. Any shortages of key products could adversely affect our business.

Many of the biopharmaceutical products distributed by the operations of our Specialty Pharmacy Segment are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products we distribute are in short supply for long periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Specialty Pharmacy Segment are highly dependent on relationships with key suppliers and the loss of any of such key suppliers could adversely affect our business.

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for approximately 56% of Carmichael’s total net sales in the fiscal year ended June 30, 2011. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 23% of Carmichael’s total net sales in the fiscal year ended June 30, 2011. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

The loss of one or more of our larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Specialty Pharmacy Segment.

As is customary in the institutional pharmacy industry, our Specialty Pharmacy Segment generally does not have long-term contracts with our institutional pharmacy customers. Significant declines in the level of purchases by one or more of our larger institutional pharmacy customers could have a material adverse effect on our business and results of operations.

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

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, the operations of our Specialty Pharmacy Segment directly or indirectly at a rate based upon a drug’s AWP less a percentage factor. We also have contracted with some private payors to sell drugs at AWP or at AWP less a percentage factor. For most drugs, AWP is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our Specialty Pharmacy Segment to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The Federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

We face numerous competitors and potential competitors in the market in which our Specialty Pharmacy Segment operates, many of whom are significantly larger and who have significantly greater financial resources.

Although we believe market penetration by large national companies into our existing market in which our Specialty Pharmacy Segment operates has not been substantial, we cannot assure you that one or more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the areas in which we conduct or may seek to conduct one or more of the components of the operations of our Specialty Pharmacy Segment.

The operations of our Specialty Pharmacy Segment may be adversely affected by industry trends in managed care contracting and consolidation.

A growing number of health plans are contracting with a single provider of specialty pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of specialty pharmacy services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, the business operations of our Specialty Pharmacy Segment could be adversely affected.

The specialty pharmacy market may grow slower than expected, which could adversely affect our revenues.

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicare on a timely basis, or at all, or at what rates. Adverse developments in any of these areas could have an adverse impact on the business operations of our Specialty Pharmacy Segment.

Other Risks

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

SunLink’s working capital is limited to cash generated from operations and borrowings available under the revolving loan facility in our current credit facility (a $9,000 revolving loan with $5,300 of the revolver outstanding and approximately $2,560 available to borrow at June 30, 2011) and our additional debt capacity is limited. On July 28, 2011, SunLink announced the private placement of approximately 1,338,000 common shares at $1.90 per share with certain of its officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. A special committee of the Company’s Board of Directors comprised of disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company. The Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500. Although the Board of Directors has not decided to effect any additional equity transactions at this time, it may authorize the Company to do so in the future in connection with mergers and acquisitions, capital transactions or for other purposes. Any additional equity transactions could result in dilution in the value of existing shares.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Memorial Hospital of Adel & Memorial Convalescent Center	Adel, GA	60	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased

Specialty Pharmacy Operations
Carmichael Cashway Pharmacy(2)	Crowley, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(3)	Lafayette, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(4)	Lake Charles, LA	N/A	April 22, 2008	Leased

Other
Chilton Medical Center(5)	Clanton, AL	N/A	February 1, 2001	Owned
Corporate Offices(6)	Atlanta, GA	N/A	June 1, 1998	Leased

(1)	The lease expires in March, 2019.
(2)	Lease of approximately 25,000 square feet of store location, warehouse and office space. The lease expires in April 2013 and provides for a renewal of the lease for two five year terms.

(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2011.
(4)	Lease of approximately 4,000 square feet of store location and warehouse space. The lease expires in December 2011.
(5)	Operations were sold February 28, 2011. The buyer owns the hospital license and leases the facility from SunLink with an option to purchase.
(6)	Lease of approximately 4,800 square feet of office space for corporate staff. The lease was scheduled to expire in September 2009 but has been renewed through March 2015.

Item 3.	Legal Proceedings

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009 and requested a continuance. The court postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved and SHC-Ellijay had an opportunity to move for summary judgment. That discovery dispute was resolved and, after another discovery dispute was resolved, the parties completed discovery. In May 2011, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants.

In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. The summary judgment motions remain pending.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE Amex Equities exchange. SunLink’s ticker symbol is “SSY”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the NYSE Amex Equities exchange.

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2011 (July 1, 2010—June 30, 2011)
Fourth Quarter	$2.65	$1.50
Third Quarter	2.00	1.48
Second Quarter	2.40	1.40
First Quarter	2.40	1.75
Fiscal 2010 (July 1, 2009—June 30, 2010)
Fourth Quarter	$3.63	$2.17
Third Quarter	4.19	1.44
Second Quarter	2.79	1.64
First Quarter	2.50	1.83

American Stock Transfer & Trust Company is the Transfer Agent and Registrar for our common shares. For all shareholder inquiries, call American Stock Transfer & Trust’s Shareholder Services Department at 1-888-937-5449.

Dividends

SunLink does not currently pay cash dividends. SunLink intends to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring or paying regular cash dividends in the foreseeable future. Any future determination to declare or pay cash dividends will be determined by SunLink’s board of directors and will depend on SunLink’s financial condition, results of operations, business, prospects, capital requirements, credit agreements and such other matters as the board of directors may consider relevant. SunLink is currently precluded from paying any cash dividends under its current Credit Facility.

Holders

As of June 30, 2011 there were approximately 526 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2011 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Outside Directors’ Stock Ownership and Stock Option Plan	45,000	$4.37	0
2001 Long-Term Stock Option Plan	13,250	$3.96	0
2005 Equity Incentive Plan	115,999	$9.88	614,676

	174,249	$5.91	614,676

Equity compensation plans not approved by security holders:
None	0	0	0

Total	174,249	$5.91	614,676

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex Equities exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Association Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Paincare Holdings Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Equities Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

	6/06	6/07	6/08	6/09	6/10	6/11
SunLink Health Systems, Inc.	100.00	63.84	48.59	21.92	22.78	19.19
NYSE Amex Equities Composite	100.00	125.36	124.63	92.01	108.97	146.13
Hospitals Index	100.00	110.71	89.82	67.47	90.83	113.16

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and Carmichael and the disposition of Mountainside Medical Center, Chilton Medical Center and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2011	2010	2009	2008	2007
Net Revenues	$181,161	$183,166	$181,561	$142,885	$130,495
Earnings (loss) from continuing operations	(10,552)	(858)	805	2,113	2,586
Net earnings (loss)	(10,715)	102	912	1,720	2,405
Earnings (loss) per share from continuing operations
Basic	(1.30)	(0.11)	0.10	0.28	0.35
Diluted	(1.30)	(0.11)	0.10	0.27	0.33
Net earnings per share:
Basic	(1.32)	0.01	0.11	0.23	0.33
Diluted	(1.32)	0.01	0.11	0.22	0.31
Total Assets	89,536	98,490	107,383	111,624	77,843
Long-term debt, including current maturities	31,752	33,437	35,545	37,963	8,563
Shareholders’ equity	$31,456	$42,692	$42,392	$40,244	$36,024

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

Receivables-net and Provision for Bad Debts

Receivables-net for our Healthcare Facilities Segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to hospital facility patients. Receivables-net for our Specialty Pharmacy Segment primarily consists of amounts due from third-party payors; institutions such as nursing homes, home health, hospice, hospitals; pharmacy stores; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. Our allowance for doubtful accounts, included in our balance sheets as of June 30 was as follows:

2011—$12,317; and

2010—$14,725.

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

If net revenues during fiscal year 2011 were changed by 1%, our 2011 after-tax income from continuing operations would change by approximately $1,196 or diluted earnings per share of $0.15.

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

Receivables-net and Provision for Bad Debts (continued)

Our provision for bad debts, included in our results of operations, was as follows: 2011—$19,690; 2010—$22,592; and 2009—$19,735.

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

We monitor our revenue trends by payor classification on a quarter-by-quarter basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such as day’s revenue in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

	Days Outstanding[1]
Payor Class	0-30	31-60	61-90	91-120	121-150	151-180	>180	Total
Medicare	$3,315	$343	$241	$172	$68	$49	$257	$4,445
Commercial	2,361	592	315	178	118	76	383	4,023
Medicaid	1,777	375	281	182	112	107	460	3,294
Self Pay	187	168	145	94	62	40	213	909

	$7,640	$1,478	$982	$626	$360	$272	$1,313	$12,671

[1]

The above table shows, as of June 30, 2011, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 85.0%, 82.8% and 86.4% of our revenues during the years ended June 30, 2011, 2010 and 2009, respectively, relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—43.2%;

Medicaid—14.3%; and

Commercial insurance—27.5%.

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

Included in the Healthcare Facilities Segment’s Medicare and Medicaid net revenues for fiscal 2011 are reimbursements under the Electronic Health Records (“EHR”) provisions of the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). EHR reimbursements included in Healthcare Facilities Segment net revenues for fiscal 2011 are as follows:

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

2011—$766;

2010—$1,194; and

2009—$233.

	2011
Medicare	$7,683
Medicaid	1,243

Total	$8,926

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

For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing

If our overall estimated contractual discount percentage on all of our commercial revenues during 2011 were changed by 1%, our 2011 after-tax income from continuing operations would change by approximately $256.

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

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has two reportable business segments that with goodwill. Our goodwill by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

In accordance with FASB Accounting Standards Codification (“ASC”) 350-10, “Intangibles—Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, our estimate of fair value is based on the income approach, which estimates the fair value based on our future discounted cash flows. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. If we determine the carrying value of goodwill or other intangible assets to be impaired, then we reduce the carrying value.

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there has been significant declines in net revenue during FY 2011 for the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships for the fiscal year ended June 30, 2011.

	2011	2010
Healthcare Facilities	$2,515	$2,515
Pharmacy	461	6,509

Total Goodwill	$2,976	$9,024

The goodwill resulted from the 2004 acquisition of HealthMont, Inc. and the 2008 acquisition of Carmichael.
The Company’s intangible assets relate to Certificates of Need (“CON”), non-competition agreements, trade name, customer relationships and Medicare licenses.			The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)			Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Goodwill, other intangible assets and accounting for business combinations (continued)

CON, Non-competition agreements, customer relationships, and Medicare licenses are amortized over the terms of the agreements. The trade name has been determined to have an indefinite life and, accordingly, is not amortized. Our other intangible assets by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

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

	2011	2010
Healthcare Facilities
Certificates of Need	$630	$630
Noncompetition agreements	83	83

	713	713
Accumulated amortization	(280)	(226)

	$433	$487

Pharmacy
Trade name	$2,000	$5,400
Customer relationships	1,089	6,400
Medicare License	769	769

	3,858	12,569
Accumulated amortization	(453)	(1,280)

	$3,405	$11,289

Total	$3,838	$11,776

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2008 to February 28, 2009, March 1, 2009 to February 2010, March 1, 2010 to

The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

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

Professional and general liability claims (continued)

February 28, 2011 and March 1, 2011 to February 28, 2012 our self-insured retention level was $1,000 on individual malpractice claims.

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

2011—$4,143; and

2010—$3,343.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2011—$ 1,968;

2010—$ 1,495; and

2009—$1,962.

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

2011—$8,372; and

2010—$4,405.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2011—$2,078; and

2010—$1,350.

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

Our deferred tax assets are $10,450 and our deferred tax liabilities are $0 at June 30, 2011, excluding the impact of valuation allowances. The Company believes that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable loss for 2011, we would incur approximately $403 of additional tax benefit for 2011 plus applicable penalties and interest.

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

	Years Ended June 30,
	2011	2010	2009
Net Revenues—Healthcare Facilities	$141,241	$140,204	$135,431
Net Revenues—Specialty Pharmacy	39,920	42,962	46,130

Total Net Revenues	181,161	183,166	181,561
Costs and expenses	(176,545)	(182,452)	(175,975)
Impairment of goodwill and intangible assets	(13,347)	—	—
Impairment of construction in progress	—	(1,202)	(433)
Gain on Sale of Home Health businesses	—	2,342	—

Operating Profit	(8,731)	1,854	5,153
Interest Expense	(7,433)	(3,471)	(3,765)
Interest Income	5	14	50
Gains of sale of assets	—	—	180

Earnings (loss) from continuing operations before income taxes	$(16,159)	$(1,603)	$1,618

Healthcare Facilities Segment:
Admissions	6,197	6,818	7,683

Equivalent Admissions	18,702	20,062	20,343

Surgeries	2,635	3,301	3,069

Revenue per Equivalent Admission	$7,552	$6,989	$6,657

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

Healthcare Facilities Segment

Net revenue for the year ended June 30, 2011 were $141,241 with a total of 18,702 equivalent admissions and revenues per equivalent admission of $7,552 compared to net revenues of $140,204, a total of 20,062 equivalent admissions and revenues per equivalent admission of $6,989 for the year ended June 30, 2010.

The 0.7% increase in net revenues for the year ended June 30, 2011 was due primarily to decreased self pay and commercial and other revenues offset by increases in Medicare and Medicaid revenues due to receipt of Electronic Health Records (“EHR”) incentive reimbursement. Net revenues for the fiscal year ended June 30, 2011 included revenues of $766 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $1,194 for the fiscal year ended June 30, 2010. Net revenue for the fiscal year ended June 30, 2011 and 2010, included net revenues of $1,201 and $3,091 respectively, from state indigent care programs. Net outpatient service revenues decreased $7,927, an 11.8% decrease from last year to $59,299, and decreased to 42.0% of net revenues from 48.0% last year.

Included in the in net revenues for the fiscal year ended June 30, 2011 is approximately $8,926 for EHR incentive reimbursement. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals CAH participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FY 2015. On July 13, 2010, the DHHS released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

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

As of June 30, 2011, SunLink has received $7,731 in EHR Medicare incentive reimbursement for the six hospitals for fiscal the year then ended and $790, or 75%, for its formerly owned Chilton Medical Center in accordance with the sale agreement. The Company also accrued Medicaid EHR reimbursement for Mississippi and Missouri of $277 and $825, respectively, and $141 for its formerly owned Chilton Medical Center. No amount has been accrued for Georgia Medicaid EHR incentive payments since the reimbursement program has not yet been established by the state. The amounts accrued are the estimates of the incentive payments for the periods earned through June 30, 2011.

Net revenues for the year ended June 30, 2010 were $140,204 with a total of 20,062 equivalent admissions and revenues per equivalent admission of $6,989 compared to net revenues of $135,431, a total of 20,343 equivalent admissions and revenues per equivalent admission of $6,657 for the year ended June 30, 2009. The 3.5% increase in net revenues for the year ended June 30, 2010 was due primarily to increased self pay and commercial and other revenues offset by decreases in Medicare and Medicaid revenues, a 5.0% increase in net revenues per equivalent admission and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2010 included revenues of $1,194 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $233 for the fiscal year ended June 30, 2009. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 30.5% in the fiscal year ended June 30, 2010 and commercial revenues increased 1.6%. Net revenue for the fiscal year ended June 30, 2010 and 2009, included net revenues of $3,091 and $2,878 respectively, from state indigent care programs. Net outpatient service revenues increased $3,536, a 5.6% increase from the prior year to $67,225, and increased to 48.0% of net revenues from 47.0% the prior year.

The recruitment of new doctors and spending for capital improvements have contributed to the increase in Healthcare Facilities net revenues in the years ended June 30, 2011, 2010 and 2009, respectively. We experienced a net loss of four doctors during the fiscal year ended June 30, 2011, added three net new doctors during the fiscal year ended June 30, 2010, and added two net new doctors during the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2011, SunLink expensed $333 on physician guarantees and recruiting expenses compared to $596 last year. We also have expended approximately $6,830 for capital expenditures to upgrade services and facilities since July 1, 2008. We believe the upgraded services and facilities contributed to the increase in net revenue per equivalent admission for the years ended June 30, 2011 and 2010, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

The following table sets forth the percentage of net patient revenues, including EHR incentive reimbursements for fiscal year 2011, from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	43.2%	39.1%	40.2%
Medicaid	14.3%	12.9%	14.9%
Self pay	15.0%	17.3%	13.6%
Commercial Insurance & Other	27.5%	30.7%	31.3%

	100.0%	100.0%	100.0%

The increase in net revenues for the year ended June 30, 2011 was due to increased Medicare and Medicaid revenues offset by decreases in self pay and commercial and other revenues. Medicare net revenues increased $6,102, an 11.1% increase from last year, and 4.1% as a percentage of total net revenues in fiscal year 2011 compared to fiscal year 2010. This increase was due to $7,682 of EHR incentive reimbursements recorded in net revenues for fiscal year 2011. Medicaid net revenues increased $2,066, an 11.4% increase from last year, and increased 1.4% as a percentage of total net revenues in fiscal year 2011 compared to fiscal year 2010. The increase in fiscal year 2011 was due to Medicaid EHR incentive reimbursements of $1,243 recorded in net revenue for fiscal year 2011. Commercial Insurance and Other decreased $4,291, a 10.0% decrease from last year to $38,823 for the fiscal year ended June 30, 2011 and decreased to 27.8% of net revenues from 30.7% last year. Self-pay revenues decreased $2,990, a 12.4% decrease from last year to $21,127 for the fiscal year ended June 30, 2011 and decreased to 15.1% of net revenues from 17.2% last year. The changes were due primarily to increased patients without medical insurance and increased deductibles and co-insurance required for insured patients.

Specialty Pharmacy Segment

Net revenues were $39,920, $42,962 and $46,130 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Fiscal 2011 net revenues decreased $3,042, or 7.1%, as compared to fiscal 2010 net revenues primarily as a result of the loss of certain direct contracts for institutional pharmacy products and services of $2,731 and a decrease in durable medical equipment sales of $532. The decrease resulted from a decrease in pharmacy revenue, primarily due to lower sales of pharmacy products due to the loss of supply arrangements with two long-term care facilities compared to the prior year. Fiscal 2010 net revenues decreased $3,168, or 6.9%, as compared to the fiscal prior year. The decrease resulted from decreases in pharmacy net revenues, primarily one infusion therapy drug prescribed for premature babies at high risk for lung disease, and durable medical equipment sales. During Fiscal 2010, Louisiana Medicaid, the major payor for this infusion therapy drug, reduced the utilization of the drug, thereby reducing net revenues of the Specialty Pharmacy Segment by $4,315 for Fiscal 2010.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $129,943, $135,206, and $126,691, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2011	2010	2009
Salaries, wages and benefits	44.2%	45.5%	45.6%
Provision for bad debts	13.0%	15.0%	13.7%
Supplies	9.1%	10.0%	9.7%
Purchased services	7.0%	6.9%	6.9%
Other operating expenses	13.6%	12.9%	12.0%
Rent and lease expense	1.9%	1.8%	1.8%
Depreciation and amortization expense	3.0%	3.4%	3.6%

Salaries, wages and benefits expense as a percentage of total net revenues decreased in the year ended June 30, 2011 compared to the prior year due to fewer employed physicians. At June 30, 2011 there were 28 employed physicians compared to 37 at June 30, 2010.

Provision for bad debts decreased as a percentage of net revenue in the year ended June 30, 2011 compared to the prior year due lower self-pay net revenues. Self-pay revenues decreased $2,990 or 12.4% in the current fiscal year. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2010 compared to the prior year due to fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. Self-pay revenues increased $5,638 or 30.5% in the fiscal year 2010.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2011 compared to the prior year due to increased insurance expense. The increase in other operating expenses was also due to recording a new healthcare provider tax for our three Georgia healthcare facilities as other expense. Provider tax recorded in other expense was $2,814 and $2,075 for the fiscal years ended June 30, 2011 and 2010, respectively. States in which the Company operates hospitals have imposed and increased their provider tax in the last two years.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2010 compared to the prior year due to recording state provider tax as other expense in 2010. For the fiscal year ended June 30, 2010, the Missouri and Mississippi hospitals paid state provider tax totaling $2,064, which is included in other operating expenses as opposed to Medicaid contractual allowances where they had been classified in prior years. The reclassification was done to more properly show these taxes as expenses for providing patient care.

Depreciation and amortization expense was $4,209, $4,719, and $4,917 for the years ended June 30, 2011, 2010 and, 2009, respectively. The decrease in fiscal year 2011 depreciation and amortization expense compared to fiscal year 2010 resulted from assets being fully depreciated in the current year as compared to prior years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, was $41,036, $43,383 and $44,334 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2011	2010	2009
Cost of goods sold	69.7%	68.8%	67.1%
Salaries, wages and benefits	17.4%	16.3%	14.6%
Provision for bad debts	3.2%	3.5%	5.1%
Supplies	0.5%	0.6%	0.4%
Purchased services	3.7%	4.1%	2.4%
Other operating expenses	3.6%	3.2%	2.8%
Rent and lease expense	0.8%	0.6%	0.6%
Depreciation and amortization expense	3.9%	3.8%	3.3%

Cost of goods sold as a percent of net revenues increased in the fiscal year ended June 30, 2011 as compared to the prior year due to changes in sales product mix, offset slightly by favorable pricing negotiations and discounts earned with certain suppliers. Generally, Medicare and Medicaid reimbursement rates decreased in fiscal 2011 as compared to the prior year. Salaries, wages and benefits increased as a percent of net revenues in fiscal 2011 as compared to the prior year primarily due to increased staffing in the accounting and business office areas needed for implementing new software systems and implementing and improving system controls and procedures as a result of changes in the operations effected by management. Purchased services decreased as a percent of net revenues in fiscal 2011 as compared to the prior year due to reductions in the use of accounting consulting services and legal costs as compared to the prior year. The provision for bad debts as a percent of net revenues decreased during fiscal 2011 as the improved controls and procedures in the business office increased collections of accounts receivable resulting in lower uncollectible account write-offs.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $5,566, $5,065 and $5,382 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The increase in the fiscal year ended June 30, 2011 from the prior year was due to $483 of severance expense paid for four corporate employees. The decrease in the fiscal year ended June 30, 2010 from the prior year was due to decreased legal and audit expenses, decreased directors’ fees and stock option compensation expense, partially offset by increased depreciation expense.

Impairment of Goodwill and Intangible Assets

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there has been slower than anticipated growth in from the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships for the fiscal year ended June 30, 2011.

Impairment of Goodwill and Intangible Assets

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there has been a continuing decline in the revenues and operating profit from the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011 for goodwill resulting from the April 2008 acquisition of Carmichael. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships acquired in the April 2008 acquisition of Carmichael for the fiscal year ended June 30, 2011. Declines in pharmacy products and services revenues during the fiscal year ended June 30, 2011 resulted from the loss of direct sales contracts for institutional pharmacy products and lower retail demand. Eight long-term care facilities converted their supply contracts to pharmacy management contracts in the fourth quarter of fiscal 2011 and these pharmacy management contracts yield lower operating profit margins for Carmichael. The continuing depressed local economy of Carmichael’s service area has resulted in lower sales for retail pharmacy and durable medical equipment products and we have projected these lower sales volumes will continue.

The following table summarizes goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30, 2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

Impairment of Construction in Progress

In August 2007, the Company received final approval of a Certificate of Need (“CON”) application with the State of Georgia to build a replacement hospital in Ellijay, Georgia and incurred CON application costs, land use, architecture and building consultants costs which were capitalized as construction in progress. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. We are currently in litigation with the owner and are pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. The outcome of the litigation is uncertain. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land. During the fiscal year ended June 30, 2010, an additional $1,202 that had been incurred and capitalized prior to June 30, 2009 was expensed. These capitalized costs relate to CON, architecture and building consultants costs for the projected building site. The project to build a replacement hospital in Ellijay, Georgia at a site other than the existing hospital location is now considered remote due to the difficulty in obtaining a suitable building site. The Company is considering alternatives for upgrading the facilities at the existing hospital site.

Operating Profit

Operating loss was $8,731 for the year ended June 30, 2011 and operating income was $1,854 and $5,153 for the years ended June 30, 2010 and, 2009, respectively. The operating loss in the year ended June 30, 2011 compared to the prior year was due to an impairment charge of $6,508 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment. The decrease in operating profit in the year ended June 30, 2010 compared to the prior year was due to a decrease in net revenues for the Specialty Pharmacy Segment, an increase in cost and expenses, especially provision for bad debts and other operating expenses and an increase in the impairment of construction in process offset by the gain on sale of three home health businesses included in operating profit.

Interest expense was $7,433, $3,471, and $3,765 for the years ended June 30, 2011, 2010 and, 2009, respectively. The increase in fiscal years 2011 interest expense resulted from 1,485 in waiver fees paid as required under the Credit Facility Waiver, $990 of increased deferred financing cost amortization this year resulting from the change in the termination date of the Credit Facility from April 2017 to September 2011 and increased rates charged as a result of the Credit Facility Waiver. As of June 30, 2011 and 2010, our outstanding balance on our credit agreement was $31,853 and $33,386, respectively. The outstanding balance on our revolving line of credit was $5,300 and $0 as of June 30, 2011 and 2010, respectively.

We recorded income tax benefit of $5,607 ($5,514 federal tax benefit and $93 state tax benefit) for the year ended June 30, 2011 compared to income tax benefit of $745 ($581 federal tax benefit and $164 state tax benefit) for the year ended June 30, 2010 and income tax expense of $813 ($788 federal and $25 state tax expense) for the year ended June 30, 2009. The $5,514 federal tax benefit for the year ended June 30, 2011 included a $4,515 deferred tax benefit. The deferred tax benefit resulted primarily from impairment of goodwill and intangible assets of the Specialty Pharmacy Segment during the fourth quarter of fiscal year 2011. The $581 federal tax expense for the year ended June 30, 2010 included a $1,495 deferred tax benefit. The $788 federal tax expense for the year ended June 30, 2009 included a $1,428 deferred tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at June 30, 2011. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,078 of our $8,372 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized.

Loss from continuing operations was $10,552 ($1.30 loss per fully diluted share) for the year ended June 30, 2011 compared to loss from continuing operations of $858 ($0.11 loss per fully diluted share) for the year ended June 30, 2010 and earnings from continuing operations of $1,618 ($0.10 per fully diluted share) for the year ended June 30, 2009. Loss from continuing operations in fiscal 2011 resulted from an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment, decreased net revenues for the Specialty Pharmacy Segment and an increase in interest expense partially offset by the EHR incentive reimbursements. Loss from continuing operations in fiscal 2010 resulted from an increase in cost and expenses, especially provision for bad debts, other operating expenses and the increased impairment of construction in progress partially offset by the gain on sale of three home health businesses included in operating profit. Earnings from continuing operations in fiscal 2009 decreased from fiscal 2008 due to increased operating profit which resulted from settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of the lease guarantee obligation recorded during the Healthmont acquisition.

Loss from discontinued operations of $163 for the year ended June 30, 2011 primarily resulted from $228 of earnings after tax expense attributable to our former Mountainside operations, due to the settlement of a lawsuit, $55 of losses after tax benefit resulting from domestic pension items and $336 of losses after tax expense from our formerly owned Chilton Medical Center resulting from $724 of pre-tax loss from operations offset by $438 related to the pre-tax gain on the sale of the operations of Chilton Medical Center. Earnings from discontinued operations of $960 for the year ended June 30, 2010 primarily resulted from $1,493 of after tax expense attributable to our former Mountainside operations, $400 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses, $61 of losses after tax benefit resulting from domestic pension items and $72 of losses after tax benefit from operations of our formerly owned Chilton Medical Center. Earnings from discontinued operations of $107 for the year ended June 30, 2009 resulted from $77 of losses after tax benefit from Mountainside, $135 of losses after tax benefit from KRUG UK, primarily due to legal expenses, $33 of losses after tax benefit resulting from domestic pension items offset by $262 of earnings after tax expense from operations of our formerly owned Chilton Medical Center.

Net loss for the year ended June 30, 2011 was $10,715 ($1.32 loss per fully diluted share) compared to net earnings of $102 ($0.01 per fully diluted share) for the year ended June 30, 2010 and $912 ($0.11 per fully diluted share) for the year ended June 30, 2009.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2011, 2010 and 2009, respectively, is shown below.

	Years ended June 30,
	2011	2010	2009
Healthcare Facilities Adjusted EBITDA	$15,507	$10,915	$13,672
Specialty Pharmacy Adjusted EBITDA	446	1,218	3,394
Corporate overhead costs	(5,106)	(4,616)	(5,017)
Taxes and net interest expense	(1,966)	(2,815)	(4,668)
Other non-cash expenses and net changes in operating assets and liabilities	(4,102)	(774)	(2,951)

Net cash provided by operations	$4,779	$3,928	$4,430

Liquidity and Capital Resources

We generated $4,779 of cash from operations during the year ended June 30, 2011 compared to $3,928 from operations during the prior year. Cash was generated from receipt of $8,521 in EHR incentive reimbursements in May 2011.

We generated $3,928 of cash from operations during the year ended June 30, 2010 compared to $4,430 from operations during the comparable period of the prior year. Cash was generated from net earnings, non-cash expenses of impairment of construction in process and depreciation, and cash provided by discontinued operations partially offset by decreased accounts payable and accrued expenses.

SunLink expended $2,844, $2,502 and $1,484 for capital expenditures at our Healthcare Facilities and Specialty Pharmacy Segments during the years ended June 30, 2011, 2010 and 2009, respectively. We believe an attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures in fiscal year 2011 related primarily to information technology capital for the Healthcare Facilities and Specialty Pharmacy Segments.

SunLink’s Credit Facility at June 30, 2011 is comprised of a revolving line of credit of up to $9,000 with an interest rate at LIBOR plus 10.5% (13.25% at June 30, 2011) (the “Revolving Loan”) of which $5,300 was outstanding and a Term Loan with an outstanding balance of $29,086 with an interest rate at LIBOR plus 12.07% (14.82% at June 30, 2011) (the “Term Loan”). A modification to the Credit Facility was entered into on July 28, 2011 (“July 2011 Modification”) at which time SunLink made an $8,000 prepayment of the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares primarily to directors and affiliates and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus 8.875%, or 11.625% and the interest rate under the Term Loan was adjusted to LIBOR plus 10.82%, or 13.57%. The termination date of the Credit Facility was changed to January 1, 2013. The maximum availability of the Revolving Loan is $9,000 and is keyed to the calculated net collectible value of eligible accounts receivable. The financial covenants were also adjusted in the July 2011 Modification. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. Although SunLink was not in compliance with certain of the financial covenants contained in the Credit Facility at June 30, 2011, the Credit Facility was subsequently amended by the July 2011 Modification to change the affected covenants so as to bring us into compliance. At June 30, 2011, SunLink was in compliance with the financial covenants of the Credit Facility as modified in the July 28, 2011 modification. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility during the fiscal year ending June 30, 2012, but there is no assurance that the Company will remain in compliance with all of the terms and conditions of the Credit Facility in subsequent fiscal quarters. The July 28, 2011 modification includes other conditions related to Term Loan reductions by September 30, 2011 and December 31, 2011 which if not met may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 0.5% over the prescribed interest rate for the remainder of the agreement. If the Term Loan reduction covenants are met, the interest rate for both the Term Loan and the Revolving Loan may decrease by an additional 1.25% over the prescribed interest rate for the remainder of the agreement. If we fail to remain in compliance with the Credit Facility, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the credit facility.

We believe we have adequate financing and liquidity to support our current level of operations through the next twelve months under the Credit Facility if we remain in compliance with all the current terms as modified. Failure to remain in compliance with all the terms of the Credit Facility could have adverse material effects on the Company. Our primary sources of liquidity are cash generated from continuing operations and availability under Revolving Loan component of the Credit Facility. The total availability of credit under the Revolving Loan is keyed to the level of SunLink’s calculated net collectible value of eligible accounts receivable, which was $7,860 of which $5,300 was outstanding at June 30, 2011. The current remaining availability under the Revolving Loan could be adversely affected by, among other things, the risk, uncertainties and other factors listed at the beginning of Item 7, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed at the beginning of Item 7, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2011 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2011.

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt
1 year	$1,814	$300	$2,749	$3,079	$188
2 years	27,409	300	1,249	1,343	164
3 years	32	300	771	1	140
4 years	—	1,597	594	—	64
5 years	—	—	373	—	—
More than 5 years	—	—	700	—	—

	$29,255	$2,497	$6,436	$4,423	$556

At June 30, 2011, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the three guarantees have been paid as of June 30, 2011. SunLink expensed $333, $596, and $750, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2011.

At June 30, 2011, we had outstanding long-term debt of $29,255 of which $29,086 was incurred in connection with the Credit Facility and $169 was related to capital leases. At June 30, 2010, we had outstanding long-term debt of $30,887 of which $30,836 was incurred in connection with the Credit Facility and $51 was related to capital leases.

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

In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. The summary judgment motions remain pending.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. ASC 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the accompanying interim financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the Codification.

In July 2011, the FASB issued ASU 2011-7, Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after

December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its fiscal year ending June 30, 2012. The adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted this new guidance on July 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it related to fair value measurement requirements for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on July 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for non controlling interests in consolidated financial statements. This guidance established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance required that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changed the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on July 1, 2009 and reclassified minority interest to the equity section of the balance sheet. (See Note 12—Noncontrolling Interest)

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $896, $585, and $1,154 to these law firms in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. There was $29,086 in borrowings outstanding at June 30, 2011 under the Credit Facility at interest rates based upon LIBOR. A one percent change in the LIBOR rate would result in a change in interest expense of $290 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

Changes in Internal Controls over Financial Reporting—There were no changes to our internal control over financial reporting during the year ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Audit Committee Financial Expert

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Committee are Messrs. Ford (Chairman) and Hall and Ms. Brenner. All three members of the committee are independent as defined in Section 121 (A) of the NYSE Amex stock exchange’s listing standards. Our Board of Directors has determined that we have at least one “audit committee financial expert” as defined under Item 401(h) of Regulation S-K serving on our audit committee. Mr. Ford is an “audit committee financial expert” and is independent as defined under the applicable SEC and NYSE Amex Equities exchange rules.

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

Other Information

Certain information required by this Item 10 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 2011, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2011, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2011, and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2011, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 7, 2011, and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2011 and 2010.

Consolidated Statements of Earnings and Loss—For the Years Ended June 30, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2011, 2010 and 2009.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 74 of this Report.
Schedule II Valuation and Qualifying Accounts	At page 75 of this Report.

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

10.4

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.5*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.6

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

10.7*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.8

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.9*

Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.10

Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.11*	Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.12	Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.13

Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010). (Commission File No. 101119914)

10.14

Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.15

Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.16

Third Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated July 28, 2011 (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed August 1, 2011). (Commission File No. 111000498)

10.17		Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011.

10.18	*	Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC.

10.19	*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn.

21.1		List of Subsidiaries.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2011.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 26, 2011

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 26, 2011

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 26, 2011

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 26, 2011

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 26, 2011

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 26, 2011

/s/ MICHAEL HALL Michael Hall	Director	September 26, 2011

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 26, 2011

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and for each of the years in the three-year period ended June 30, 2011 and have issued our report thereon dated September 26, 2011; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2011. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 26, 2011

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2011	$14,725	$19,690	$(2,305)	$(19,793)	$12,317
Year Ended June 30, 2010	$12,795	$22,592	$—	$(20,662)	$14,725
Year Ended June 30, 2009	$14,138	$20,934	$—	$(22,277)	$12,795

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2011	$1,350	$4,515	$—	$(3,778)	$2,087
Year Ended June 30, 2010	$2,724	$(1,495)	$—	$121	$1,350
Year Ended June 30, 2009	$2,810	$(1,428)	$—	$1,342	$2,724

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

10.4

Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.5*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.6

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

10.7*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.8

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.9*

Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.10

Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.11*	Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.12	Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.13

Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010). (Commission File No. 101119914)

10.14

Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.15

Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.16		Third Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc.,

Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated July 28, 2011 (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed August 1, 2011). (Commission File No. 111000498)

10.17		Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011.

10.18	*	Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC.

10.19	*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn.

21.1		List of Subsidiaries.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 26, 2011

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,250	$1,704
Receivables—net	16,302	16,036
Inventory	4,717	4,510
Income tax receivable	1,526	345
Deferred income tax asset	5,586	6,030
Medicaid Electronic Health Records incentive reimbursement receivable	1,243	—
Prepaid expense and other	4,447	4,161
Current assets of Chilton Medical Center	—	1,848

Total current assets	41,071	34,634

PROPERTY, PLANT AND EQUIPMENT—At cost
Land	2,229	2,229
Buildings and improvements	32,365	31,939
Equipment and fixtures	40,428	38,306

	75,022	72,474
Less accumulated depreciation	36,503	31,118

Property, plant and equipment—net	38,519	41,356

NONCURRENT ASSETS:
Intangible assets—net	3,838	11,776
Goodwill	2,976	9,024
Deferred income tax asset	2,786	—
Other noncurrent assets	346	1,700

Total noncurrent assets	9,946	22,500

TOTAL ASSETS	$89,536	$98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,509	$7,605
Revolving advances	5,300	—
Current maturities of long-term debt	1,814	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,064	4,734
Deferred revenue—Medicare Electronic Health Records incentive reimbursement	839	—
Income taxes	—	607
Current liabilities of Chilton Medical Center	—	1,704
Other accrued expenses	2,824	2,359

Total current liabilities	23,650	19,106

LONG-TERM LIABILITIES:
Long-term debt	27,441	29,090
Subordinated long-term debt	2,197	2,250
Noncurrent deferred income tax liabilities	—	1,625
Noncurrent liability for professional liability risks	3,583	2,956
Other noncurrent liabilities	1,209	771

Total long-term liabilities	34,430	36,692

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 8,120 shares at June 30, 2011 and 8,079 shares at June 30, 2010	4,060	4,039
Additional paid-in capital	11,751	11,701
Retained earnings	15,850	26,565
Accumulated other comprehensive loss	(278)	(301)

Total Parent Company Shareholders’ Equity	31,383	42,004
Noncontrolling interest	73	688

Total Shareholders’ Equity	31,456	42,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,536	$98,490

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Net revenues	$181,161	$183,166	$181,561
Costs and expenses:
Cost of goods sold	27,835	29,539	31,766
Salaries, wages and benefits	72,711	73,522	71,636
Provision for bad debts	19,690	22,592	19,735
Supplies	13,040	14,224	13,251
Purchased services	11,426	11,418	10,453
Other operating expenses	22,440	21,404	19,399
Rents and leases expense	3,172	2,950	2,839
Impairment of goodwill and intangible assets	13,347	—	—
Impairment of construction in progress	—	1,202	433
Depreciation and amortization	6,231	6,803	6,896
Gain on sale of Home Health Businesses	—	(2,342)	—

Operating profit (loss)	(8,731)	1,854	5,153
Other income (expense):
Interest expense	(7,433)	(3,471)	(3,765)
Interest income	5	14	50
Gain on sale of assets	—	—	180

Earnings (loss) from continuing operations before income taxes	(16,159)	(1,603)	1,618
Income tax expense (benefit)	(5,607)	(745)	813

Earnings (loss) from continuing operations	(10,552)	(858)	805
Earnings (loss) from discontinued operations, net of income taxes	(163)	960	107

Net earnings (loss)	$(10,715)	$102	$912

Earnings (loss) per share:
Continuing operations:
Basic	$(1.30)	$(0.11)	$0.10

Diluted	$(1.30)	$(0.11)	$0.10

Discontinued operations:
Basic	$(0.02)	$0.12	$0.01

Diluted	$(0.02)	$0.12	$0.01

Net earnings (loss):
Basic	$(1.32)	$0.01	$0.11

Diluted	$(1.32)	$0.01	$0.11

Weighted-average common shares outstanding:
Basic	8,094	8,052	7,975

Diluted	8,094	8,052	8,019

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
JULY 1, 2008	7,932	$3,966	$11,310	$25,551	$(583)	$615	$40,859
Net earnings	—	—	—	912	—	—	912
Foreign currency translation adjustment	—	—	—	—	281	—	281
Minimum pension liability adjustment, net of tax of $12					(35)	—	(35)

Total comprehensive income							1,158
Share-based compensation	—	—	190	—	—	—	190
Common shares issued	118	59	126	—	—	—	185

JUNE 30, 2009	8,050	4,025	11,626	26,463	(337)	615	42,392
Net earnings	—	—	—	102	—		102
Foreign currency translation adjustment	—	—	—	—	46		46
Minimum pension liability adjustment, net of tax of $21					(10)		(10)

Total comprehensive income							138
Share-based compensation	—	—	40	—	—	—	40
Common shares issued	29	14	35	—	—	—	49
Sale of noncontrolling interest	—	—	—	—	—	73	73

JUNE 30, 2010	8,079	4,039	11,701	26,565	(301)	688	42,692
Net loss	—	—	—	(10,715)	—	—	(10,715)
Minimum pension liability adjustment, net of tax of $6					23		23

Total comprehensive loss							(10,692)
Share-based compensation	—	—	6	—	—	—	6
Common shares issued	41	21	44	—	—	—	65
Change in noncontrolling interest	—	—	—	—	—	(615)	(615)

JUNE 30, 2011	8,120	$4,060	$11,751	$15,850	$(278)	$73	$31,456

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands)

	Years Ended
	June 30, 2011	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	(10,715)	102	912
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,231	6,803	6,896
Stock-based compensation	6	41	190
Impairment of goodwill and intangible assets	13,347	—	—
Impairment of construction in process	—	1,202	433
Gain on sale of Chilton Medical Center	(438)	—	—
Gain on sale of Home Health businesses	—	(2,342)	—
Gain on sale of assets	—	—	(180)
Change in assets and liabilities:
Receivables	(265)	3,430	(1,306)
Inventory	(206)	(70)	(31)
Prepaid expenses and other assets	849	(589)	20
Accounts payable and accrued expenses	1,775	(1,053)	(101)
Income taxes	(1,788)	(1,058)	1,110
Deferred income taxes	(3,967)	(735)	(1,353)
Third-party payor settlements including electronic health records reimbursement	(194)	(602)	(1,529)
Net activities of discontinued operations	144	(1,201)	(631)

Net cash provided by operating activities	4,779	3,928	4,430
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,640)	(2,502)	(1,571)
Proceeds from sale of Home Health businesses	—	3,300	—
Proceeds from sale of property, plant and equipment	—	—	522
Proceeds from sale of noncontrolling interest	—	73	—

Net cash provided by (used in) investing activities	(2,640)	871	(1,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	65	49	185
Payment of long-term debt	(1,958)	(2,108)	(2,418)
Revolving advances, net	5,300	(3,400)	(500)

Net cash provided by (used in) financing activities	3,407	(5,459)	(2,733)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,546	(660)	648
CASH AND CASH EQUIVALENTS:
Beginning of year	1,704	2,364	1,716

End of year	$7,250	$1,704	$2,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$356	$1,548	$1,358

Interest	$4,025	$3,103	$3,395

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$205	$—	$133

Long-term debt issued as payment-in-kind for interest payable	$247	$—	$—

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2011, 2010 and 2009

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain markets in the United States. SunLink’s business is composed of two business segments:

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

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. The contemplated transaction is subject to a number of conditions, including completion of due diligence by each of the parties, negotiation and execution of a definitive merger agreement and consent of lenders. The subsidiaries and affiliates of Foundation contemplated to be merged into the SunLink acquisition subsidiaries per the letter of intent own minority equity interests in and manage 14 ambulatory surgery centers in seven states (Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas), own a majority interest in and manage one general acute care hospital and manage a second acute care hospital, both of which are located in Texas. Three medical real properties, which are occupied by Foundation entities as well as other tenants in Oklahoma, are majority owned by New Age and FIA and would also be merged into the SunLink acquisition subsidiaries.

Under the Letter of Intent, the merger consideration to be issued by SunLink to the owners and affiliates of Foundation and New Age was contemplated to consist of approximately 1,560,000 SunLink common shares, approximately 133,000 shares of SunLink’s non-voting cumulative 5% Series A Preferred Stock, liquidation value $100.00 per share; approximately 277,000 shares of SunLink’s non-voting non-cumulative 4% Series B Preferred Stock, liquidation value $100.00 per share; and 3,000,000 Series A Warrants each of which would entitle the holder for three years to buy one SunLink common share at an exercise price of $6.00. In connection with the mergers, as was contemplated under the Letter of intent, SunLink would declare a stock dividend,

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuing to its existing holders of common shares (as of a record date to be established), approximately 133,600 shares of its Series A Preferred Stock, approximately 79,900 shares of its Series B Preferred Stock, and 3,000,000 Series B Warrants each of which will entitle the holder for three years to buy one SunLink common share at an exercise price of $6.50.

Subsequent to execution of the letter of intent, SunLink effected a private placement of 1.3 million plus common shares at an average of approximately $1.90 per share with certain of its officers and directors and/or their affiliates. The proceeds of the private placement of approximately $2,500 were used, together with other available operating funds, to make an $8,000 pre-payment on the term loan outstanding under SunLink’s 2008 Credit Facility in order to, among other things, obtain the extension of the maturity of that facility and adjust certain financial covenants to bring SunLink into compliance thereunder. Given the inadequate number of authorized but unissued SunLink common shares presently remaining after the private placement, it is currently anticipated that, among other things, the merger consideration consisting of SunLink preferred shares will be correspondingly increased and the composition of the Foundation, New Age and FIA, subsidiaries and affiliates to be merged will be modified in certain particulars to be agreed.

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a to be agreed conversion price , such conversion to be effected upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants would not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants after the mergers.

Upon completion of the mergers, the combined company would expect to change its name to Foundation SunLink Healthcare Affiliates, Inc. In addition, it is anticipated that two persons designated by Foundation/New Age will join the board of directors of SunLink. Foundation SunLink is intended to be a premier healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide.

No definitive agreement has been executed in relation to the contemplated mergers and there can be no assurance that the proposed transactions will in fact be consummated or, if consummated, that the terms and conditions referenced herein will not be changed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its domestic and foreign subsidiaries, all of which are 100% owned except for one pharmacy segment subsidiary that is 51% owned. All significant intercompany transactions and balances have been eliminated.

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable and intangible assets, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2011, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $7,657, $5,094, and $6,319, of charity care in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Although SunLink’s three Georgia facilities generated approximately 57% of gross revenues for the years ended June 30, 2011, 2010 and 2009 because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 42%, 39%, and 40% of net revenues for the years ended June 30, 2011, 2010 and 2009, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 14%, 13%, and 15% of net revenues for the years ended June 30, 2011, 2010 and 2009, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 36% and 39% of receivables—net at June 30, 2011 and 2010, respectively, while Medicaid receivables were approximately 26% and 24% of receivables—net at June 30, 2011 and 2010, respectively.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less when purchased. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the federally insured limits from time to time.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. For our Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $5,585, $5,950, and $5,977, for the years ended June 30, 2011, 2010 and 2009, respectively.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Intangibles—Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. Goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 2 to 30 years. SunLink evaluates the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $6, $40 and $190 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of SunLink’s long-term debt is estimated to approximate its recorded values due to its current variable interest rate.

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

Recent Accounting Pronouncements—In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of earnings as well as requiring additional disclosures.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its fiscal year ending June 30, 2012. The adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively.

Reclassifications—Certain prior year amounts have been reclassified in our consolidated financial statements to conform to current year classifications. These reclassifications include reclassifying net current assets and net current liabilities of our formerly owned Chilton Medical Center on the June 30, 2010 consolidated balance sheets and results of operations of our formerly owned Chilton Medical Center from continuing operations to discontinued operations in the consolidated statement of earnings for the fiscal years ended June 30, 2010 and 2009.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Chilton Medical Center—On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and to sell its 83% membership interest in Clanton Hospital LLC (“Clanton”) subsidiary, which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid to purchase the 17% membership interest of Clanton that Carraway does not currently own, up to a maximum of $615. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at June 30, 2011 was recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease and agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare incentive reimbursement received by Clanton.

Housewares Segment—All claims in a liquidation proceeding with respect to SunLink’s former Housewares segment were settled on April 13, 2010. In connection with the settlement of such claim SunLink paid approximately $1,400, of which $480 was covered under a directors and officers insurance policy. The

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company cancelled all preferred stock of its SunLink subsidiary held by the former Housewares segment subsidiary. The pre-tax loss of $464 for the fiscal year ended June 30, 2010 resulted from legal expenses incurred.

Mountainside Medical Center—On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax earnings of Mountainside for the fiscal year ended June 30, 2011 is the judgment of $540 related to the litigation with the buyer claim and SunLink’s counterclaim. Also included in pre-tax earnings for the fiscal year ended June 30, 2011 were legal expenses of $194 related to the litigation with the buyer claim and SunLink’s counterclaim. Included in the pre-tax earnings of Mountainside for the fiscal year ended June 30, 2010 is the judgment of $1,829, composed of a total of a $1,560 payment plus $266 of accrued judgment interest. Also included in pre-tax earnings for the fiscal year ended June 30, 2010 were legal expenses related to the litigation with the buyer claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2011, 2010 and 2009.

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

Discontinued Operations Reserves—Over the past 22 years SunLink has discontinued operations carried on by its former Chilton Medical Center, Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. With the settlement of litigation related to the Housewares Segment and Mountainside during fiscal year 2010, no reserve for discontinued operations is included in the June 30, 2011 and 2010 balance sheets.

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2011	2010	2009
Beginning balance	$—	$643	$1,326
Usage	—	(643)	(443)
Exchange differences	—	—	(240)

	$—	$—	$643

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2011	2010	2009
Net Revenues:
Chilton Medical Center	$9,447	$14,615	$16,493

Earnings (loss) from discontinued operations:
Chilton Medical Center
Earnings (loss) from operations	$(724)	$(134)	$525
Gain on sale	438	—	—
Income tax expense (benefit)	50	(62)	263

Earnings (loss) from Chilton Medical Center after taxes	(336)	(72)	262

Housewares Segment:
Loss from operations	—	(464)	(241)
Income tax benefit	—	(64)	(106)

Loss from Housewares Segment after taxes	—	(400)	(135)

Mountainside Medical Center
Earnings (loss) from operations	347	1,731	(139)
Income tax expense (benefit)	119	238	(62)

Earnings (loss) from Mountainside Medical Center after taxes	228	1,493	(77)

Life sciences and engineering segment:
Loss from operations	(83)	(71)	(58)
Income tax benefit	(28)	(10)	(25)

Loss from life sciences and engineering segment after taxes	(55)	(61)	(33)

Industrial segment:
Earnings from operations	—	—	161
Income tax expense	—	—	71

Earnings from industrial segment after taxes	—	—	90

Earnings (loss) from discontinued operations	$(163)	$960	$107

4.	NET RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summary information for receivables is as follows:

	June 30,
	2011	2010
Patient accounts receivable (net of contractual allowance)	$28,619	$30,761
Less allowance for doubtful accounts	(12,317)	(14,725)

Patient accounts receivable (net of allowances)	$16,302	$16,036

Net revenues included $766, $1,194, and $233, for the years ended June 30, 2011, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

5.	MEDICAID ELECTRONIC HEALTH RECORDS INCENTIVE REIMBURSEMENT RECEIVABLE DEFERRED REVENUE—MEDICARE ELECTRONIC HEALTH RECORDS INCENTIVE REIMBURSEMENT

Included in net revenues for the fiscal year ended June 30, 2011 is approximately $8,926 for electronic health records (“EHR”) incentive reimbursement. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of electronic health records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through Federal fiscal year (“FFY”) 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FFY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs which fail to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

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

Attestation of meaningful use requirements for the first year (October 1, 2010—September 30, 2011) began on April 18, 2011. Each of SunLink’s six hospitals and its formerly owned Chilton Medical Center registered for the program with the Centers for Medicare and Medicaid Services (“CMS”) and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2011, SunLink has received $7,731 in EHR Medicare incentive reimbursement for the six hospitals for the fiscal year then ended and $790 for its formerly owned Chilton Medical Center. $405 of the Medicare EHR incentive reimbursement is recorded as deferred revenue of June 30, 2011 which will be recognized in the first quarter of the Company’s fiscal year 2012 to coincide with the 2011 Federal fiscal year. The Company also accrued Medicaid EHR reimbursement for Mississippi and Missouri in the amount of $1,102 collectively and $141 for its formerly owned Chilton Medical Center. No amount has been accrued for Georgia Medicaid EHR incentive payments since the reimbursement program has not yet been established by the state. The amounts accrued are the estimates of the incentive payments for the periods earned through June 30, 2011.

6.	INVENTORY

Consisted of the following:

	June 30,
	2011	2010
Healthcare Facilities Segment Supplies Inventory	$2,467	$2,374
Specialty Pharamcy Segment Goods Held for Sale	2,250	2,136

	$4,717	$4,510

7.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its Healthmont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to three Healthcare Facilities Segment clinic purchases.

Goodwill consists of the following:

	June 30,
	2011	2010
Healthcare Facilities Segment	$2,515	$2,515
Specialty Pharamcy Segment	461	6,509

	$2,976	$9,024

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following, net of amortization:

	June 30, 2011	June 30, 2010
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(280)	(226)

	433	487

Specialty Pharmacy Segment
Trade Name	2,000	5,400
Customer Relationships	1,089	6,400
Medicare License	769	769

	3,858	12,569
Accumulated Amortization	(453)	(1,280)

	3,405	11,289

Total	$3,838	$11,776

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $646, $854, and $919, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2012	$182
2013	169
2014	169
2015	169
2016	169
2017 and thereafter	980

Total	$1,838

Impairment testing—During the fourth quarter of fiscal 2011, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $6,048 related to the Specialty Pharmacy Segment for fiscal 2011. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships for the fiscal year ended June 30, 2011 for the Specialty Pharmacy Segment. The decline in fair value of our Specialty Pharmacy Segment below its book value was is primarily the result of lower than expected revenue and customer growth relative to the assumptions made at the acquisition date.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30,
2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2011	2010
Term Loan	$29,086	$30,836
Capital lease obligations	169	51

Total	29,255	30,887
Less current maturities	(1,814)	(1,797)

	$27,441	$29,090

SunLink Credit Facility—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements, on September 27, 2010 (“September 2010 Modification”), March 1, 2011 (“March 2011 Modification”) and July 28, 2011 (“July 2011 Modification”). The Revolving Loan commitment was reduced to $9,000 by the September 2010 Modification. At June 30, 2011, the Revolving Loan balance was $5,300 with an interest rate at LIBOR plus 10.5% (13.25% at June 30, 2011) and the Term Loan had an outstanding balance of $29,086 with an interest rate at LIBOR plus 12.07% (14.82% at June 30, 2011). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable. Under the terms of the July 2011 Modification, SunLink made an $8,000 prepayment of the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares primarily to directors and affiliates and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus 8.875%, or 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus 10.82%, or 13.57% at July 28, 2011. The termination date of the Credit Facility was changed to January 1, 2013. The termination date had been changed to September 30, 2011 in the September 2010 modification. Financing costs and expenses related to the Credit Facility of $2,522 are being amortized over the modified life of the Facility. Accumulated amortization and amortization expense was approximately $2,322 and $1,485, respectively, as of and for the fiscal year ended June 30, 2011 and $438 and $378 as of and for the fiscal year ended June 30, 2010. The increased financing cost amortization in the fiscal year ended June 30, 2011 resulted from the change in the termination date of the Credit Facility from April 2015 to September 2011 in the September 2010 modification. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. Although SunLink was not in compliance with certain of the financial covenants contained in the Credit Facility at June 30, 2011, the Credit Facility was subsequently amended by the July Modification to change the affected covenants so as to bring us into compliance. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility during the fiscal year ending June 30, 2012, but there is no assurance that the Company will be able to do so.

In the September 2010 Modification, the termination date of the Credit Facility was changed from April 22, 2015 to September 30, 2011 and it contained conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2011 and March 31, 2011. The September 2010 and March 2011 Modifications also included increases to the interest rate for the Revolving Loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to April 14, 2011, LIBOR plus 9.50% from April 15, 2011 to May 15, 2011, LIBOR plus 10.50% from May 16, 2011 to July 15, 2011 and LIBOR plus 11.50% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. They also increased the interest rate for the Term Loan to LIBOR plus 8.07% from the September 2010 Modification date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to April 15, 2011, LIBOR plus 11.07% from April 15, 2011 to May 15, 2011, LIBOR plus 12.07% from May 16, 2011 to July 15, 2011 and LIBOR plus 13.07% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus 8.875%, or 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus 10.82%, or 13.57%, at July 28, 2011. A waiver fee of 2% of the current Credit Facility commitment totaling approximately $788 was due at the September 2011 Modification closing and additional waiver fees of 0.5% of the total Credit Facility commitment were paid at November 15, 2010, February 15, 2011 and May 15, 2011. The July 28, 2011 Modification includes conditions related to a September 2011 and December 2011 Term Loan Reduction Covenant which may increase the interest rate for both the Term Loan and the Revolving Loan by an additional 0.5% over the prescribed interest rate for the remainder of the agreement. If the Term Loan Reduction Covenants are met, the interest rate for both the Term Loan and the Revolving Loan may decrease by an additional 1.25% over the prescribed interest rate for the remainder of the agreement. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the credit facility.

Annual required payments of debt for the next two years are as follows:

2012	$1,814
2013	27,409
2014	32

Total	$29,255

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2011 per the July 2011 Modificiation.

2012	$3,079
2013	1,343
2014	1

Total	$4,423

9.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2011	2010
Carmichael	$2,497	$2,550
Less current maturities	(300)	(300)

	$2,197	$2,250

Carmichael Note—On April 22, 2008, SunLink Scripts Rx, LLC entered into a $3,000 promissory note agreement with an interest rate of 8% (“Carmichael Note”) with the former owners of Carmichael as part of the acquisition purchase price. The note is payable in semi-annual installments of $150 beginning on April 22, 2009 with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six-month anniversary of the issuance of the note. The note is guaranteed by SunLink Health Systems, Inc. for the payment of principal and accrued interest. The note is subordinate to the Credit Facility.

Under the terms of the Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of this Facility, the Company cannot make principal payments of the Carmichael Loan without permission of the Credit Facility lender.

On April 12, 2011, an amendment to the Carmichael Note (“Carmichael Note Amendment”) was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Note. The notes will bear an interest rate of 8% and will be due on April 22, 2015. A note of $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011.

Annual required payments of debt for the next five years and thereafter are as follows:

2012	$300
2013	300
2014	300
2015	1,597

Total	$2,497

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual commitments for interest on the subordinated long-term debt are shown in the following table:

2012	$188
2013	164
2014	140
2015	64

Total	$556

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. Options outstanding under this Plan were 115,999, 272,999 and 275,999 at June 30, 2011, 2010 and 2009, respectively.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 45,000 at June 30, 2011 and 82,500 at June 30, 2010 and 2009, respectively. No additional awards may be granted under this Plan.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 299,734 shares under this plan have been exercised. Options outstanding under this Plan were 13,250, 38,125, and 77,300 at June 30, 2011, 2010 and 2009, respectively. No additional awards may be granted under this Plan.

SunLink’s 1995 Incentive Stock Option Plan permitted the grant of options to officers and key employees to purchase up to 250,000 common shares through May 2005. Vesting and option expiration periods for options granted were determined by the Board of Directors but could not exceed 10 years. Options for 246,000 shares have been exercised and no options for shares were outstanding at June 30, 2011. 4,000 options for shares were outstanding at June 30, 2009. No additional awards may be granted under this Plan.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2008	1,190,980	$6.20	$1.50—$10.24
Granted	28,000	2.51	2.51
Exercised	(118,450)	1.56	1.05—3.00
Forfeited	(660,731)	7.74	1.50—10.24

Options outstanding June 30, 2009	439,799	6.20	1.50—10.24
Granted	—	—	—
Exercised	(29,050)	1.72	1.50—2.50
Forfeited	(17,125)	3.41	2.51—5.48

Options outstanding June 30, 2010	393,624	5.19	1.50—10.24
Granted	—	—	—
Exercised	(40,500)	1.59	2.65—1.50
Forfeited	(178,875)	5.41	2.50—5.86

Options outstanding June 30, 2011	174,249	$5.80	$2.50—$9.63

Options exercisable June 30, 2009	353,799	$4.95	$1.50—$10.24

Options exercisable June 30, 2010	348,285	$5.26	$1.50—$9.63

Options exercisable June 30, 2011	168,909	$5.91	$2.50—$9.63

The weighted-average fair value of each option granted during the year ended June 30, 2009 was $2.51. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2009: estimated volatility of 57%; risk-free interest rate of 2.75%; dividend yield of 0%; and an expected life of 6 years. The historical volatility is used to calculate the estimated volatility. The expected lives of the stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2011, 2010 and 2009, the Company recognized $6, $40 and $190, respectively, of compensation expense for share options issued. As of June 30, 2011, there was $4 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal year ended June 30, 2012.

In November 2008, SunLink approved an Executive Bonus Plan for 2009 (the “Bonus Plan”), which is a variable cash incentive program designed to reward executives of SunLink and its affiliates for successful achievement of certain short-term corporate goals and objectives. The Bonus Plan was offered to all of the Company’s executive officers and certain other employees. In order to participate in the Bonus Plan, each participant agreed to relinquish any and all stock options that such participant held that had an exercise price equal to or greater than $6.00 per share. During the fiscal year ended June 30, 2009, stock options totaling 601,106 shares were relinquished under the Plan.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2011 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 2.50	6,250	0.99	6,250
$ 2.51	16,000	7.23	10,660
$ 2.65	6,000	0.69	6,000
$ 2.90	37,500	2.45	37,500
$ 2.91	7,500	0.15	7,500
$ 3.00	1,000	0.15	1,000
$ 6.55	33,000	5.88	33,000
$ 8.00	33,999	6.24	33,999
$ 9.63	33,000	4.37	33,000

	174,249	4.41	168,909

The total intrinsic value of options exercised during the years ended June 30, 2011, 2010 and 2009 were $1, $16, and $72, respectively. As of June 30, 2011, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively. As of June 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable were $29 and $29, respectively.

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2008	$(327)	$(256)	$(583)
Current period change	281	(35)	246

June 30, 2009	(46)	(291)	(337)
Current period change	46	(10)	36

June 30, 2010	—	(301)	(301)
Current period change	—	23	23

June 30, 2011	$—	$(278)	$(278)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2011	2010	2009
Domestic:
Current	$(1,034)	$750	$2,241
Deferred	(4,515)	(1,495)	(1,428)

Total income tax (benefit) expense	$(5,549)	$(745)	$813

Net deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2011	2010
Net operating loss carryforward	$3,004	$2,541
Depreciation expense	(3,954)	(3,671)
Allowances for receivables	3,727	4,588
Accrued expenses	2,904	2,455
Intangible assets	4,879	(321)
Pension liabilities	42	25
Other	(152)	138

	10,450	5,755
Less valuation allowance	(2,078)	(1,350)

Net deferred tax assets	$8,372	$4,405

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	2011	2010	2009
Income tax at Federal statutory rate	$(5,443)	$(535)	$491
Changes in valuation allowance—continuing operations	588	(86)	(78)
U.S. state income taxes, net of federal benefit	(755)	(342)	211
Share option expense	2	13	69
Other	59	205	120

Total income tax expense (benefit)—continuing operations	$(5,549)	$(745)	$813

The Company provided a $2,078 deferred tax valuation allowance as of June 30, 2011 so that the net deferred tax assets were $8,372 as of June 30, 2011. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ending June 30, 2011 resulted from reserving for certain state net operating loss carryforwards that were not reserved for in prior periods. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $1,350 deferred tax valuation allowance as of June 30, 2010 so that the net deferred tax assets were $4,405 as June 30, 2010. The net operating loss carryforwards expire in 2023.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through June 30, 2011:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at July 1, 2009	66
Additions based on tax positions related to current year	35
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	—

Balance at June 30, 2010	71
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(34)
Settlements	—

Balance at June 30, 2011	$37

12.	NONCONTROLLING INTEREST

On July 1, 2009, SunLink sold 49% of its Specialty Pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer at a sales price $76. In December 2007, the FASB issued new guidance relating to accounting for noncontrolling interests in consolidated financial statements and requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on July 1, 2009.

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

With the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense is now classified as an expense of discontinued operations. During the years ended June 30, 2011 and 2010, SunLink recognized curtailment losses of $0 and $0, respectively, for partial plan settlement of pension obligations to vested former employees.

At June 30, 2011, the plan’s assets are invested 76% in cash and short term investments, 13% in equity investments and 11% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participants retire or withdraw from the plan. The expected return on investment of 4.0% is based upon the plan’s historical return on assets. The plan expects to pay $55, $63, $60, $66, and $71 in pension benefits in the years ending June 30, 2012 though 2016, respectively. The plan expects to pay $372 in pension benefits for the years June 30, 2017 through 2021, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made no contributions to the plan for the year ended June 30, 2011.

The components of net pension expense for all plans (comprised solely of a domestic plan), excluding the curtailment losses above, were as follows:

	Years Ended June 30,
	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	74	72	71
Expected return on assets	(41)	(45)	(49)
Amortization of prior service cost	55	44	36

Net pension expense	$88	$71	$58

Weighted-average assumptions:
Discount rate	6.50%	6.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of a domestic plan) is as follows:

	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,159	$1,136
Interest cost	74	72
Actuarial (gain) loss	(13)	16
Benefits paid	(63)	(65)

Benefit obligation at end of year	$1,157	$1,159

Change in Plan Assets
Fair value of plan asset at beginning of year	$1,093	$1,157
Actual return on plan assets	15	1
Benefits paid	(63)	(65)

Fair value of plan asset at end of year	$1,045	$1,093

Funded status of the plans	(111)	(65)
Unrecognized actuarial loss	446	484

Prepaid benefit cost	$335	$419

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	(111)	(65)
Accumulated other comprehensive income*	446	484

Net amount recognized	$335	$419

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2011 and 2010. Plan expenses for the defined contribution plan were $0, $0, and $66, for the years ended June 30, 2011, 2010 and 2009, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $3,172, $2,950, and $2,839, for the years ended June 30, 2011, 2010 and 2009, respectively. Minimum lease commitments as of June 30, 2011 are as follows:

Fiscal year ending June 30:
2012	$2,749
2013	1,249
2014	771
2015	594
2016 and therafter	1,073

$6,436

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

Physician Guarantees—At June 30, 2011, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the three guarantees have been paid as of June 30, 2011. SunLink expensed $333, $596, and $750, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2011.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. The summary judgment motions remain pending.

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

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $896, $596, and $585 to these law firms in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

16.	SUBSEQUENT EVENTS

On July 28, 2011, SunLink announced the private placement of approximately 1,338,000 common shares at $1.90 per share with certain of its officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. Concurrent with and conditioned upon the Term Loan pre-payment, the Company’s lenders modified the Credit Facility to reduce the interest rate, revise certain financial and other covenants and extend the maturity date of the Credit Facility until January 1, 2013. See Note 8 “Long-Term Debt”. A special committee of the Company’s Board of Directors comprised of disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500.

17.	FINANCIAL INFORMATION BY SEGMENTS

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal years ended June 30, 2011 and 2010 is as follows:

2011	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$141,241	$39,920	$—	$181,161
Operating profit (loss)	11,298	(14,463)	(5,566)	(8,731)
Depreciation and amortization	4,209	1,562	460	6,231
Assets	56,196	11,525	20,771	88,492
Expenditures for property, plant and equipment	1,299	751	794	2,844

2010
Net Revenues from external customers	$140,204	$42,962	$—	$183,166
Operating profit (loss)	7,792	(421)	(5,517)	1,854
Depreciation and amortization	4,719	1,636	448	6,803
Assets	60,419	25,195	12,876	98,490
Expenditures for property, plant and equipment	1,634	718	150	2,502

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2011		2010		2009
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$(10,552)		$(858)		$806

Basic:
Weighted-average shares outstanding	8,094	$(1.30)	8,052	$(0.11)	7,975	$0.10

Diluted:
Weighted-average shares outstanding	8,094	$(1.30)	8,052	$(0.11)	8,019	$0.10

Earnings (loss) from discontinued operations	$(163)		$960		$107

Basic:
Weighted-average shares outstanding	8,094	$(0.02)	8,052	$0.12	7,975	$0.01

Diluted:
Weighted-average shares outstanding	8,094	$(0.02)	8,052	$0.12	8,019	$0.01

Net Earnings (loss)	$(10,715)		$102		$913

Basic:
Weighted-average shares outstanding	8,094	$(1.32)	8,052	$0.01	7,975	$0.11

Diluted:
Weighted-average shares outstanding	8,094	$(1.32)	8,052	$0.01	8,019	$0.11

Weighted-average number of shares outstanding—basic	8,094		8,052		7,975

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	—		—		44

Weighted-average number of shares outstanding—diluted	8,094		8,052		8,019

Share options of 174, 321 and 388 for the years ended June 30, 2011, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Share Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2011 and 2010, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2011	$43,214	$52,028	$45,053	$40,866
	Year Ended June 30, 2010	$43,615	$48,462	$46,874	$44,215

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2011	(8,703)	2,513	(2,100)	(2,263)
	Year Ended June 30, 2010	(1,549)	468	(281)	504

NET EARNINGS (LOSS)	Year Ended June 30, 2011	(8,864)	2,682	(1,766)	(2,768)
	Year Ended June 30, 2010	(1,516)	1,646	(524)	496
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2011	(1.07)	0.31	(0.26)	(0.28)
	Year Ended June 30, 2010	(0.19)	0.06	(0.03)	0.06

Diluted	Year Ended June 30, 2011	(1.07)	0.31	(0.26)	(0.28)
	Year Ended June 30, 2010	(0.19)	0.06	(0.03)	0.06
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2011	(1.09)	0.33	(0.22)	(0.34)
	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06

Diluted	Year Ended June 30, 2011	(1.09)	0.33	(0.22)	(0.34)
	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2011	8,119	8,095	8,082	8,081
	Year Ended June 30, 2010	8,058	8,057	8,050	8,050

Diluted	Year Ended June 30, 2011	8,119	8,097	8,082	8,081
	Year Ended June 30, 2010	8,058	8,069	8,050	8,070