Form 10-Q
period 2011-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2011-11-10
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of November 09, 2011 was 9,447,949.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011 (unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$408	$7,250
Receivables – net	15,964	16,302
Inventory	4,827	4,717
Income tax receivable	1,749	1,526
Deferred income tax asset	5,767	5,586
Electronic Health Records incentive reimbursement receivable	1,533	1,243
Prepaid expense and other	4,223	4,447

Total current assets	34,471	41,071

Property, plant and equipment, at cost	75,611	75,022
Less accumulated depreciation	37,758	36,503

Property, plant and equipment – net	37,853	38,519

Noncurrent Assets:
Intangible assets – net	3,789	3,838
Goodwill	2,976	2,976
Deferred income tax asset	2,557	2,786
Noncurrent Electronic Health Records incentive reimbursement receivable	1,044	0
Other noncurrent assets	408	346

Total noncurrent assets	10,774	9,946

TOTAL ASSETS	$83,098	$89,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,341	$7,509
Revolving advances	6,200	5,300
Current maturities of long-term debt	1,871	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,214	5,064
Deferred Revenue – Medicare Electronic Health Records incentive reimbursement	0	839
Other accrued expenses	3,367	2,824

Total current liabilities	23,293	23,650

Long-Term Liabilities
Long-term debt	19,234	27,441
Subordinated long-term debt	2,197	2,197
Noncurrent liability for professional liability risks	3,629	3,583
Other noncurrent liabilities	1,257	1,209

Total long-term liabilities	26,317	34,430

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at September 30, 2011 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,437	11,751
Retained earnings	15,532	15,850
Accumulated other comprehensive loss	(278)	(278)

Total Parent Company Shareholders’ Equity	33,415	31,383
Noncontrolling interest	73	73

Total Shareholders’ Equity	33,488	31,456

Total Liabilities and Shareholders’ Equity	$83,098	$89,536

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Net Revenues	$43,053	$40,866

Costs and Expenses
Cost of goods sold	4,934	5,808
Salaries, wages and benefits	18,235	17,790
Provision for bad debts	5,476	5,141
Supplies	3,062	3,333
Purchased services	2,797	2,854
Other operating expenses	5,640	5,689
Rent and lease expense	794	767
Depreciation and amortization	1,304	1,593

Operating profit (loss)	811	(2,109)

Other Income (Expense):
Interest expense	(1,311)	(848)
Interest income	2	1

Loss from Continuing Operations before income taxes	(498)	(2,956)

Income Tax Benefit	(193)	(693)

Loss from Continuing Operations	(305)	(2,263)

Loss from Discontinued Operations	(13)	(505)

Net Loss	$(318)	$(2,768)

Loss Per Share:
Continuing Operations:
Basic	$(0.04)	$(0.28)

Diluted	$(0.04)	$(0.28)

Discontinued Operations
Basic	$(0.00)	$(0.06)

Diluted	$(0.00)	$(0.06)

Net Loss:
Basic	$(0.04)	$(0.34)

Diluted	$(0.04)	$(0.34)

Weighted-Average Common Shares Outstanding:
Basic	8,581	8,081

Diluted	8,581	8,081

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(1,349)	$981

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(272)	(565)

Net Cash Used in Investing Activities	(272)	(565)

Cash Flows from Financing Activities:
Revolving advances – net	900	1,200
Payments on long-term debt	(8,466)	(451)
Net proceeds from issuance of common shares	2,345	8

Net Cash Provided by (Used in) Financing Activities	(5,221)	757

Net increase (decrease) in Cash and Cash Equivalents	(6,842)	1,173
Cash and Cash Equivalents Beginning of Period	7,250	1,704

Cash and Cash Equivalents End of Period	$408	$2,877

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$333	$748

Income taxes	$(27)	$413

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$316	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 27, 2011. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our six community hospitals which have a total of 342 licensed beds;

•	Our three nursing homes, which have a total of 261 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink has conducted its healthcare facilities business since 2001 and its specialty pharmacy business since April 2008.

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. On November 8, 2011, SunLink and Foundation announced that they had ended their previously announced merger discussions. SunLink’s Board and management concluded that the business plan that the Company has adopted is fundamentally sound and has determined to focus the Company’s strategic efforts on enhancing its existing hospital portfolio and on pursuing potential hospital acquisitions. SunLink is committed to enhancing shareholder value while maintaining high standards of responsibility to its patients, employees and the communities it serves and will continue to pursue strategic alternatives consistent with that commitment.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2011	2010
Net Revenues:
Chilton Medical Center	$0	$3,338

Loss from discontinued operations:

Life sciences and engineering segment:
Loss from operations	$(22)	$(21)
Income tax benefit	(9)	(8)

Loss from life sciences and engineering segment after taxes	(13)	(13)

Chilton Medical Center:
Loss from operations	0	(500)
Income tax benefit	0	(119)

Loss from Chilton Medical Center after taxes	0	(381)

Mountainside Medical Center:
Loss from operations	0	(178)
Income tax benefit	0	(67)

Loss from Mountainside Medical Center after taxes	0	(111)

Loss from discontinued operations	$(13)	$(505)

Chilton Medical Center – On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at September 30, 2011 was recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease and agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare and Medicaid incentive reimbursements received by Clanton.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax loss of Mountainside for the three months ended September 30, 2010 were legal expenses related to the litigation with the buyer’s claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2011 and 2010. The components of pension expense for the three months ended September 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended
	September 30,
	2011	2010
Interest Cost	$18	$18
Expected return on assets	(10)	(11)
Amortization of prior service cost	14	14

Net pension expense	$22	$21

SunLink did not contribute to the plan in the three months ended September 30, 2011. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2012.

Discontinued Operations Reserves—Over the past 23 years, SunLink has discontinued operations carried on by its former Chilton Medical Center, Mountainside Medical Center, and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, the Company recognized $5 and $12, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 180,000 share options granted during the three months ended September 30, 2011 under the 2005 Equity Incentive Plan and no share options granted during the three months ended September 30, 2010.

Private Placement of Shares

In the first quarter of fiscal 2012, the Company sought to sell up to 3,800,000 common shares in a private offering at a price equal to the average closing price for the shares over the ten trading days prior to the applicable closing with a minimum placement of $2,500.

On July 28, 2011, SunLink announced a closing under the private placement of approximately 1,329,000 common shares at approximately $1.90 per share. Such shares were sold to certain of the Company’s officers and directors and/or their affiliates. The net proceeds of the private placement of approximately

$2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. Concurrent with and conditioned upon the Term Loan pre-payment, the Company’s lenders modified the Credit Facility to reduce the interest rate, revise certain financial and other covenants and extend the maturity date of the Credit Facility until January 1, 2013. See “Note 8 – Long-Term Debt”. A special committee of the Company’s Board of Directors comprised of non-participating disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company.

Note 5. – Receivables- net

Summary information for receivables is as follows:

	September 30,	June 30,
	2011	2011
Accounts receivable (net of contractual allowances)	$28,428	$28,619
Less allowance for doubtful accounts	(12,464)	(12,317)

Receivables – net	$15,964	$16,302

Net revenues included increases of $0 and $9 for the three months ended September 30, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Electronic Health Records Incentive Reimbursement

Included in net revenues for the three months ended September 30, 2011 was Electronic Health Records (“EHR”) incentive reimbursement (“EHR Revenue”) of approximately $1,683 and $1,315 for Medicare and Medicaid, respectively. EHR Revenue is attributable to the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in FY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; and other program participation requirements.

At September 30, 2011, SunLink accrued the estimated Medicare EHR Revenue for its six operating hospitals for the three months ended September 30, 2011 and accrued an estimate for Chilton (see Note 3). The total Medicare EHR Revenue for SunLink’s six hospitals was $1,439 and $244 for Chilton. Recorded in Medicare EHR receivable as of September 30, 2011 was $660 for the six hospitals and $184 for Chilton. The Medicare EHR receivable at September 30, 2011 is the difference between the reimbursement actually received from Medicare and the Medicare EHR Revenue estimated by SunLink. Final settlement of these amounts will be determined upon settlement of the cost report for the fiscal year ended June 30, 2012.

The Company also accrued Medicaid EHR Revenue for its six operating hospitals for the three months ended September 30, 2011 and accrued an estimate for Chilton. The total Medicaid EHR Revenue for SunLink’s six hospitals was $1,268 and $47 for Chilton. The amounts accrued are the estimates of the incentive payments earned for the periods through September 30, 2011. Recorded in Medicaid EHR receivable as of September 30, 2011 was $1,545 for the six hospitals and $188 for Chilton.

Note 7. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	September 30,	June 30,
	2011	2011
Healthcare Facilities Segment
Certficates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(293)	(280)

	420	433

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(489)	(453)

	3,369	3,405

Total	$3,789	$3,838

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $49 and $160 for the quarters ended September 30, 2011 and 2010, respectively.

Goodwill consists of the following:

	September 30,	June 30,
	2011	2011
Healthcare Facilities Segment	$2,515	$2,515
Specialty Pharmacy Segment	461	461

	$2,976	$2,976

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
	2011	2011
Term Loan	$20,648	$29,086
Capital lease obligations	457	169

Total	21,105	29,255
Less current maturities	(1,871)	(1,814)

	$19,234	$27,441

SunLink Credit Facility – On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements, on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), and September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

At September 30, 2011, SunLink’s calculated net collectible value of eligible accounts receivable was $8,294, the Revolving Loan balance was $6,200 with an interest rate at LIBOR plus 10.5% (13.25% at September 30, 2011), and the Term Loan balance was $20,648 with an interest rate at LIBOR plus 12.07% (14.82% at September 30, 2011).

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

Unamortized financing costs and expenses related to the Credit Facility of $2,348 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately

$2,364 and $944 as of the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $42 and $107 for the three months ended September 30, 2011 and 2010, respectively.

Under the terms of the July 2011 Modification, the termination date of the Credit Facility was extended to January 1, 2013, Under the terms of the July 2011 Modification, SunLink also made an $8,000 prepayment on the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus an applicable interest rate of 8.875%, or a total interest rate of 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus an applicable interest rate of 10.82%, or a total interest rate of 13.57% at July 28, 2011. The July 2011 Modification also included covenants calling for further reductions in the principal balance of the term loan in September and December of 2011. Under the September 2011 and December 2011 Term Loan Reduction Covenants, if the principal balance under the Term Loan is not reduced by the prescribed amounts, the interest rate for both the Term Loan and the Revolving Loan may increase by an aggregate additional 0.50% over the prescribed interest rate for the remainder of the Credit Facility’s term. Because the September 2011 Term Loan Reduction Covenant was not met, the interest on the Term Loan and the Revolving Loan increased by 0.25% at October 1, 2011. If the December 2011 Term Loan Reduction Covenant is met, the applicable interest rate for both the Term Loan and the Revolving Loan may decrease by 1.25% over the then current interest rate for the remainder of the Credit Facility’s term.

The March 2011 Modification and the September 2010 included increases to the interest rate for the Revolving Loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to April 14, 2011, LIBOR plus 9.50% from April 15, 2011 to May 15, 2011, LIBOR plus 10.50% from May 16, 2011 to July 15, 2011 and LIBOR plus 11.50% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. Such modifications also increased the interest rate for the Term Loan to LIBOR plus 8.07% from the September 2010 Modification date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to April 15, 2011, LIBOR plus 11.07% from April 15, 2011 to May 15, 2011, LIBOR plus 12.07% from May 16, 2011 to July 15, 2011 and LIBOR plus 13.07% from July 16, 2011 through the July 28, 2011, the effective date of the July 2011 Modification

Under the terms of the September 2010 Modification, the Revolving Loan commitment was reduced to $9,000. Under the September 2010 Modification, the term of the Credit Facility also was shortened and the termination date of the Credit Facility was changed from April 22, 2015 to September 30, 2011. The September 2010 Modification also contained conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. A waiver fee of 2.00% of the then current Credit Facility commitment totaling approximately $788 was paid at the September 2010 Modification closing and additional waiver fees of 0.50% of the then current total Credit Facility commitment were paid at November 15, 2010, February 15, 2011 and May 15, 2011.

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30,	June 30,
	2011	2011
Carmichael’s	$2,497	$2,497
Less current maturities	(300)	(300)

	$2,197	$2,197

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of $1,200 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by SunLink Health Systems, Inc. The note and the guarantee are subordinate to the Credit Facility.

On April 12, 2011, an amendment to the Carmichael Note (“Carmichael Note Amendment”) was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Note (the “PIK Notes” and together with the Purchase Note the “Carmichael Notes”). The notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011.

Under the terms of the Credit Facility (see Note 8), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Notes without permission of the agent for the lenders of the Credit Facility.

Note 10. – Income Taxes

Income tax benefit of $193 ($175 federal tax benefit and $18 state tax benefit) and income tax benefit of $693 ($860 federal tax benefit and $167 state tax expense) was recorded for the three months ended September 30, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at September 30, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,324. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2008 through September 30, 2011:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Reduction for tax positions of prior years	(23)

Balance at June 30, 2009	66
Additions based on tax positions related to current year	35
Reduction for tax positions of prior years	(30)

Balance at June 30, 2010	71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Additions based on tax positions related to current year	(6)
Reduction for tax positions of prior years	2

Balance at September 30, 2011	$33

Note 11. – Noncontrolling Interest

On July 1, 2009, SunLink sold 49% of its Specialty Pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer at a sales price of $76.

Note 12. – Commitments and Contingencies

Legal Proceedings

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009. In May 2011, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants. In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. The summary judgment motions remain pending.

SunLink denies that it has any liability to Mr. Garrett and Ms. Mundy and intends to vigorously defend the claims asserted against SunLink by Mr. Garrett's and Ms. Mundy's counterclaims and to vigorously pursue its claims against Mr. Garrett and Ms. Mundy. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,871	$300	$3,171	$63	$3,023	$188
2 years	19,234	300	1,269	63	1,951	164
3 years	0	300	809	63	11	140
4 years	0	1,597	654	61	7	64
5+ years	0	0	1,102	0	2	0

	$21,105	$2,497	$7,005	$250	$4,994	$556

At September 30, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2011 is a liability of $250 for one physician guarantee. SunLink expensed $76 and $71 on physician guarantees and recruiting for the three months ended September 30, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2011.

Note 13. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $255 and $267 for legal services to these law firms in the three months ended September 30, 2011 and 2010, respectively.

Note 14. – Financial Information by Segments

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended September 30, 2011 and 2011 is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended September 30, 2011
Net revenues from external customers	$35,298	$7,755	$0	$43,053
Operating profit (loss)	2,317	(274)	(1,232)	811
Depreciation and amortization	941	228	135	1,304
Assets	57,272	11,633	14,193	83,098
Expenditures for property, plant and equipment	141	113	18	272

Three months ended September 30, 2010
Net revenues from external customers	$31,964	$8,902	$0	$40,866
Operating loss	(633)	(205)	(1,271)	(2,109)
Depreciation and amortization	1,090	388	115	1,593
Assets	57,785	25,335	14,609	97,729
Expenditures for property, plant and equipment	322	171	72	565

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of new long-term financing to replace our existing credit facility;

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

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting the healthcare industry including Federal healthcare reform legislation and,

•	the possible enactment of Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers and other reforms);

Acquisition Related Matters

•	the availability and terms of capital to fund acquisitions;

•	impairment or uncollectibility of certain acquired assets;

•	assumed liabilities discovered subsequent to an acquisition;

•	our ability to integrate acquired healthcare businesses and implement our business strategy; and,

•	competition in the market for acquisitions of hospitals and healthcare businesses.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect SunLink in an adverse manner.

You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Quarterly Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K.

Corporate Business Strategy

On April 8, 2011, SunLink Health Systems, Inc. announced that it has reached a preliminary agreement and executed a letter of intent with Foundation HealthCare Affiliates, LLC (“Foundation”) and New Age Fuel, Inc. (“New Age”), and Foundation Investment Affiliates I, LLC (“FIA”) for the non-cash merger of certain Foundation and New Age, FIA, subsidiaries and affiliates with and into newly formed acquisition subsidiaries of SunLink. On November 8, 2011, SunLink and Foundation announced that they had ended their previously announced merger discussions. SunLink’s Board and management concluded that the business plan that the Company has adopted is fundamentally sound and has determined to focus the Company’s strategic efforts on enhancing its existing hospital portfolio and on pursuing potential hospital acquisitions. SunLink is committed to enhancing shareholder value while maintaining high standards of responsibility to its patients, employees and the communities it serves and will continue to pursue strategic alternatives consistent with that commitment.

Operations

Our operational strategy is focused on efforts to improve operations and generate internal growth. Our primary operational strategy for our community hospitals is to improve the operations and profitability of such hospitals by reducing out-migration of patients, recruiting physicians, improving quality and safety of services, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on quality patient care, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy Segment is focused on increasing market share, expanding services, and implementing and maintaining effective cost controls.

Acquisitions and Dispositions Strategy

The Company continues to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which it believes might become available for sale or lease.

We believe there may be renewed opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other for-profit hospital operators seeking to re-align the focus of their portfolios.

We also may consider the disposition of one or more of our healthcare facilities, Specialty Pharmacy Segment service lines or business segments, particularly if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2011 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Electronic Health Record incentive reimbursement;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED September 30,
	2011	2010	% Change
Net Revenues – Healthcare Facilities	$35,298	$31,964	10.4%
Net Revenues – Specialty Pharmacy	7,755	8,902	-12.9%

Total Net Revenues	43,053	40,866	5.4%
Costs and expenses	(42,242)	(42,975)	-1.7%

Operating profit	811	(2,109)	138.5%
Interest expense	(1,311)	(848)	54.6%
Interest income	2	1	100.0%

Loss from continuing operations before income taxes	$(498)	$(2,956)	83.2%

Healthcare Facilities Segment:
Admissions	1,441	1,500	-4%
Equivalent admissions	4,865	4,845	0%
Surgeries	615	707	-13%
Revenue per equivalent admission	$7,173	$6,597	9%

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

Healthcare Facilities Segment

Net revenues for the quarter ended September 30, 2011 were $35,298 with a total of 4,865 equivalent admissions and revenue per equivalent admission of $7,173 compared to net revenues of $31,964 with a total of 4,845 equivalent admissions and revenue per equivalent admission of $6,597 for the quarter ended September 30, 2010. The increase in equivalent admission during the three months ended September 30, 2011 is the first increase in the past five fiscal quarters.

Included in net revenues for the three months ended September 30, 2011 was Electronic Health Records (“EHR”) incentive reimbursement (“EHR Revenue”) of approximately $1,683 and $1,315 for Medicare and Medicaid, respectively. EHR Revenue is attributable to the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in FY 2015. On July 13, 2010, the Department of Health and Human Services (“DHHS”) released final meaningful use regulations. Meaningful use criteria are divided into three distinct stages: I, II and III. The final rules specify the initial criteria for: physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services; eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

At September 30, 2011, SunLink accrued the estimated Medicare EHR Revenue for its six operating hospitals for the three months ended September 30, 2011 and accrued 75% of the estimate for Chilton. The total Medicare EHR Revenue for SunLink’s six hospitals was $1,439 and, pursuant to the terms of the sale and lease and agreement, $244 for Chilton. Recorded in Medicare EHR receivable as of September 30, 2011 was $660 for the six hospitals and, pursuant to the terms of the sale and lease and agreement, $184 for Chilton. The Medicare EHR receivable at September 30, 2011 is the difference between the reimbursement actually received from Medicare and the Medicare EHR Revenue estimated by SunLink. Final settlement of these amounts will be determined upon settlement of the cost report for the fiscal year ended June 30, 2012.

The Company also accrued Medicaid EHR Revenue for its six operating hospitals for the three months ended September 30, 2011 and accrued 75% of the estimate for Chilton. The total Medicaid EHR Revenue for SunLink’s six hospitals was $1,268 and, pursuant to the terms of the sale and lease and agreement, $47 for Chilton. The amounts accrued are the estimates of the incentive payments earned for the periods through September 30, 2011. Recorded in Medicaid EHR receivable as of September 30, 2011 was $1,545 for the six hospitals and, pursuant to the terms of the sale and lease agreement, $188 for Chilton.

The following table sets forth the percentage of net patient revenues, including EHR incentive reimbursement, from major payor sources for the Company’s six hospitals during the periods indicated:

	Three Months Ended September 30,
	2011	2010
Source:
Medicare	41.0%	39.8%
Medicaid	17.7%	13.3%
Self-pay	14.9%	16.7%
Managed Care Insurance & Other	26.4%	30.2%

	100.0%	100.0%

Medicare and Medicaid as a percentage of total revenues increased in the three months ended September 30, 2011 compared to the comparable prior year period as a result of Medicare and Medicaid EHR Revenue recorded during the current quarter. The decrease in self-pay and managed care insurance and other net revenues as a percentage of total revenues in the current year’s quarter compared to the comparable prior year quarter was due to a shift in payor mix to Medicare and Medicaid net revenues.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended September 30, 2011 was $7,755, a decrease of $1,147, or 12.9%, from $8,902 for the three months ended September 30, 2010. The decrease was due to the conversion of numerous institutional pharmacy direct-servicing contracts to pharmacy management contracts, the loss of certain other institutional contracts and a decrease in the sale of the seasonal infusion therapy drug from the same period of the prior year, offset somewhat by the realization of net revenues related to the a component of the institutional pharmacy business.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $32,981 and $32,599 for the three months ended September 30, 2011 and 2010, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2011	2010
Salaries, wages and benefits	44.6%	47.7%
Provision for bad debts	14.7%	15.3%
Supplies	8.5%	10.2%
Purchased services	7.0%	7.7%
Other operating expenses	14.0%	15.5%
Rent and lease expense	2.0%	2.1%
Depreciation and amortization expense	2.7%	3.4%

Salaries, wages and benefits expense increased in total due to employee medical claims expense increase of $304 in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. However, salaries, wages and benefits expense decreased as a percentage of net revenues in the three months ended September 30, 2011 due to increased net revenue as compared to the three months ended September 30, 2010.

Supplies decreased in the three months ended September 30, 2011 due to an increase in net revenues combined with a decrease in the number of surgeries performed as compared to the three months ended September 30, 2010. Surgeries for the three months ended September 30, 2011 were 615 compared to 707 for the comparable prior year period.

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 were $941 and $1,105, respectively. The decrease in the current year quarter compared to the comparable prior year quarter is due to increased net revenues combined with assets being fully depreciated in the current period as compared to the prior year period.

All other costs and expenses decreased as a percentage of net revenues due to increased net revenues for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $8,029 and $9,105 for the three months ended September 30, 2011 and 2010, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2011	2010
Cost of goods sold	63.6%	65.3%
Salaries, wages and benefits	22.9%	20.2%
Provision for bad debts	3.5%	2.8%
Supplies	0.7%	0.7%
Purchased services	4.2%	4.4%
Other operating expenses	4.6%	3.6%
Rent and lease expense	1.0%	0.9%
Depreciation and amortization expense	2.7%	3.4%

Cost of goods sold as a percent of net revenues decreased in the three months ended September, 2011 as compared to the comparable period of the prior year due to sales product mix (e.g., the current period’s reduction in sales of certain high volume infusion therapy products, which have a higher cost of sales as a percentage of net revenues), favorable purchasing contracts negotiations and improved margins for the institutional pharmacy business.

Salaries, wages and benefits increased as a percent of net revenues in the three months ended September 30, 2011 as compared to the comparable period of the prior year due to the increased staffing requirements related to a new component of the institutional pharmacy business. Provision for bad debts increased as a percent of net revenues in the three months ended September 30, 2011 as compared to the comparable period of the prior year due primarily to the continued decline of economic conditions in the region. Other operating expenses increased as a percent of net revenues in the three months ended September 30, 2011 as compared to the comparable period of the prior year due to increased utilities, fuel and insurance costs and expenses, offset somewhat by the impact of cost-cutting measures.

Depreciation and amortization expense decreased due to impairment of certain intangible assets during FY 2011 which decreased the amount of annual amortization on the remaining intangible assets. Amortization expense for three months ended September 30, 2011 was $36 compared to $146 for the comparable prior year period.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,232 and $1,271 for the three months ended September 30, 2011 and 2010, respectively.

Operating Profit

SunLink had an operating profit of $811 for the three months ended September 30, 2011 and an operating loss of $2,109 for the three months ended September 30, 2010. The operating profit for the three months ended September 30, 2011 compared to the prior year period operating loss resulted from $2,998 of other revenue related to the Medicare and Medicaid EHR incentive payments and effective cost control.

Interest Expense

Interest expense was $1,311 and $848 for the three months ended September 30, 2011 and 2010, respectively. Interest expense for the three months ended September 30, 2011 increased from the same period last year primarily due to approximately $131 in waiver fees paid in the three months ended September 30, 2011 as required under the Credit Facility Waiver and increased interest rates charged as a result of the Credit Facility Waiver offset by a $65 decrease in deferred financing cost amortization this year resulting from the change in the termination date of the Credit Facility from September 2011 to January 2013.

Income Taxes

Income tax benefit of $193 ($175 federal tax benefit and $18 state tax benefit) and income tax benefit of $693 ($860 federal tax benefit and $167 state tax expense) was recorded for the three months ended September 30, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at September 30, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2011, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $8,324. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Loss from continuing operations was $305 ($0.04 loss per fully diluted share) for the quarter ended September 30, 2011 compared to loss from continuing operations of $2,263 ($0.28 loss per fully diluted share) for the quarter ended September 30, 2010. The decreased loss in the current year’s quarter resulted from the accrual of revenue of $2,998 related to the EHR incentive payments partially offset by increased interest payments from the prior year.

Loss from discontinued operations of $13 for the three months ended September 30, 2011 resulted from losses resulting from domestic pension items relating to discontinued operations.

Net loss for the quarter ended September 30, 2011 was $318 ($0.04 loss per fully diluted share) compared to net loss of $2,768 ($0.34 loss per fully diluted share) for the quarter ended September 30, 2010.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the quarter ended September 30, 2011 and 2010, respectively, is shown below.

	Three Months Ended September 30,
	2011	2010
Healthcare Facilities Adjusted EBITDA	$3,259	$458
Specialty Pharmacy Adjusted EBITDA	(46)	183
Corporate overhead costs	(1,098)	(1,156)
Taxes and interest expense	(1,108)	38
Other non-cash expenses and net change in operating assets and liabilities	(2,356)	1,458

Net cash provided by (used in) operations	$(1,349)	$981

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from continuing operations, including EHR Revenues and availability under the Revolving Loan under our Credit Facility which is discussed below. Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements, on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), and September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

At September 30, 2011, SunLink’s calculated net collectible value of eligible accounts receivable was $8,294, the Revolving Loan balance was $6,200 with an interest rate at LIBOR plus 10.5% (13.25% at September 30, 2011), and the Term Loan balance was $20,648 with an interest rate at LIBOR plus 12.07% (14.82% at September 30, 2011).

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

We also believe our current level of operations will allow us to continue to borrow under the Revolving Loan if we otherwise remain in compliance with all of the current terms and covenants under the Credit Facility. Failure to remain in compliance with all the terms of and covenants under the Credit Facility could have adverse material effects on the Company. The current remaining availability under the Revolving Loan could be adversely affected by, among other things, the risk, uncertainties and other factors listed in Item 3, as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed in Item 3, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Unamortized financing costs and expenses related to the Credit Facility of $2,348 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately $2,364 and $944 as of the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $42 and $107 for the three months ended September 30, 2011 and 2010, respectively.

Under the terms of the July 2011 Modification, the termination date of the Credit Facility was extended to January 1, 2013, Under the terms of the July 2011 Modification, SunLink also made an $8,000 prepayment on the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus an applicable interest rate of 8.875%, or a total interest rate of 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus an applicable interest rate of 10.82%, or a total interest rate of 13.57% at July 28, 2011. The July 2011 Modification also included covenants calling for further reductions in the principal balance of the term loan in September and December of 2011. Under the September 2011 and December 2011 Term Loan Reduction Covenants, if the principal balance under the Term Loan is not reduced by the prescribed amounts, the interest rate for both the Term Loan and the Revolving Loan may increase by an aggregate additional 0.50% over the prescribed interest rate for the remainder of the Credit Facility's term. Because the September 2011 Term Loan Reduction Covenant was not met, the interest on the Term Loan and the Revolving Loan increased by 0.25% at October 1, 2011. If the December 2011 Term Loan Reduction Covenant is met, the applicable interest rate for both the Term Loan and the Revolving Loan may decrease by 1.25% over the then current interest rate for the remainder of the Credit Facility’s term.

The March 2011 Modification and the September 2010 included increases to the interest rate for the Revolving Loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to April 14, 2011, LIBOR plus 9.50% from April 15, 2011 to May 15, 2011, LIBOR plus 10.50% from May 16, 2011 to July 15, 2011 and LIBOR plus 11.50% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. Such modifications also increased the interest rate for the Term Loan to LIBOR plus 8.07% from the September 2010 Modification date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to April 15, 2011, LIBOR plus 11.07% from April 15, 2011 to May 15, 2011, LIBOR plus 12.07% from May 16, 2011 to July 15, 2011 and LIBOR plus 13.07% from July 16, 2011 through the July 28, 2011, the effective date of the July 2011 Modification

Under the terms of the September 2010 Modification, the Revolving Loan commitment was reduced to $9,000. Under the September 2010 Modification, the term of the Credit Facility also was shortened and the termination date of the Credit Facility was changed from April 22, 2015 to September 30, 2011. The September 2010 Modification also contained conditions for waivers of the non-compliance with financial covenants for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. A waiver fee of 2% of the then current Credit Facility commitment totaling approximately $788 was paid at the September 2010 Modification closing and additional waiver fees of 0.5% of the then current total Credit Facility commitment were paid at November 15, 2010, February 15, 2011 and May 15, 2011.

We used $1,349 of cash in operations during the three months ended September 30, 2011 compared to $981 generated from operations during the comparable prior year periods. Cash usage resulted from net loss, the increase in EHR net receivables and decreased current liabilities partially offset by non-cash expenses of depreciation and amortization.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,871	$300	$3,171	$63	$3,023	$188
2 years	19,234	300	1,269	63	1,951	164
3 years	0	300	809	63	11	140
4 years	0	1,597	654	61	7	64
5+ years	0	0	1,102	0	2	0

	$21,105	$2,497	$7,005	$250	$4,994	$556

At September 30, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2011 is a liability of $250 for one physician guarantee. SunLink expensed $76 and $71 on physician guarantees and recruiting for the three months ended September 30, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2011.

At September 30, 2011, we had outstanding long-term debt and subordinated debt of $23,602 of which $20,648 was incurred under the Term Loan, $2,497 was incurred under the subordinated Carmichael Notes, and $457 was related to capital leases. Also outstanding at September 30, 2011 was $6,200 under the Revolving Loan.

Discontinued Operations

On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest of Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note is reserved on the balance sheet at $1,000. At September 30, 2011, SunLink accrued 75% of the estimated EHR Medicare and Medicaid Revenue for Chilton. Pursuant to the terms of the sale and lease agreement, the total Medicare and Medicaid Revenue accrued in continuing operations for Chilton is $244 and $47, respectively.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $255 and $267 for legal services to these law firms in the three months ended September 30, 2011 and 2010, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. At September 30, 2011, borrowings under the Credit Facility of $26,848 have been drawn at an interest rate based upon LIBOR. A one percent change in the LIBOR rate or the applicable interest rate would result in a change in interest expense of $268 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

There have been no material developments in the legal proceeding previously reported in SunLink’s Annual Report on Form 10-K for the period ended June 30, 2011.

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009. In May 2011, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants. In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. The summary judgment motions remain pending.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our

Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011(unaudited) and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager Chief Financial Officer

Dated: November 10, 2011