Form 10-Q
period 2011-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2012-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of Common Shares, without par value, outstanding as of February 14, 2012 was 9,447,949.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011 (unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$519	$7,250
Receivables - net	16,113	16,302
Inventory	4,634	4,717
Income tax receivable	1,621	1,526
Deferred income tax asset	5,545	5,586
Electronic Health Records incentive reimbursement receivable	1,310	1,243
Prepaid expense and other	4,175	4,447

Total current assets	33,917	41,071

Property, plant and equipment, at cost	75,935	75,022
Less accumulated depreciation	39,034	36,503

Property, plant and equipment - net	36,901	38,519

Noncurrent Assets:
Intangible assets - net	3,741	3,838
Goodwill	2,976	2,976
Deferred income tax asset	3,711	2,786
Other noncurrent assets	591	346

Total noncurrent assets	11,019	9,946

TOTAL ASSETS	$81,837	$89,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,855	$7,509
Revolving advances	6,700	5,300
Current maturities of long-term debt	1,888	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,459	5,064
Deferred Revenue - Medicare Electronic Health Records incentive reimbursement	0	839
Other accrued expenses	2,929	2,824

Total current liabilities	24,131	23,650

Long-Term Liabilities
Long-term debt	18,828	27,441
Subordinated long-term debt	2,302	2,197
Noncurrent liability for professional liability risks	3,442	3,583
Other noncurrent liabilities	1,221	1,209

Total long-term liabilities	25,793	34,430

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at December 31, 2011 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,462	11,751
Retained earnings	13,932	15,850
Accumulated other comprehensive loss	(278)	(278)

Total Parent Company Shareholders’ Equity	31,840	31,383
Noncontrolling interest	73	73

Total Shareholders’ Equity	31,913	31,456

Total Liabilities and Shareholders’ Equity	$81,837	$89,536

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2011	2010	2011	2010
Net Revenues	$41,231	$45,053	$84,284	$85,919

Costs and Expenses
Cost of goods sold	7,807	8,443	12,741	14,251
Salaries, wages and benefits	18,157	18,116	36,392	35,906
Provision for bad debts	3,645	4,398	9,121	9,539
Supplies	2,860	3,316	5,922	6,649
Purchased services	2,547	2,835	5,344	5,689
Other operating expenses	5,466	5,453	11,106	11,143
Rent and lease expense	772	776	1,566	1,543
Depreciation and amortization	1,324	1,547	2,628	3,140

Operating profit (loss)	(1,347)	169	(536)	(1,941)

Other Income (Expense):
Interest expense	(1,035)	(3,229)	(2,346)	(4,077)
Interest income	-	1	2	2

Loss from Continuing Operations before income taxes	(2,382)	(3,059)	(2,880)	(6,016)
Income Tax Benefit	(796)	(959)	(989)	(1,652)

Loss from Continuing Operations	(1,586)	(2,100)	(1,891)	(4,364)
Earnings (Loss) from Discontinued Operations	(14)	335	(27)	(170)

Net Loss	$(1,600)	$(1,765)	$(1,918)	$(4,534)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.17)	$(0.26)	$(0.20)	$(0.54)

Diluted	$(0.17)	$(0.26)	$(0.20)	$(0.54)

Discontinued Operations:
Basic	$(0.00)	$0.04	$(0.00)	$(0.02)

Diluted	$(0.00)	$0.04	$(0.00)	$(0.02)

Net Loss:
Basic	$(0.17)	$(0.22)	$(0.21)	$(0.56)

Diluted	$(0.17)	$(0.22)	$(0.21)	$(0.56)

Weighted-Average Common Shares Outstanding:
Basic	9,448	8,082	9,253	8,081

Diluted	9,448	8,082	9,253	8,081

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2011	2010

Net Cash Used in Operating Activities	$(1,035)	$(1,360)

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(506)	(869)

Net Cash Used in Investing Activities	(506)	(869)

Cash Flows from Financing Activities:
Revolving advances - net	1,400	2,800
Payments on long-term debt	(8,935)	(1,052)
Net proceeds from issuance of common shares	2,345	8

Net Cash Provided by (Used in) Financing Activities	(5,190)	1,756

Net decrease in Cash and Cash Equivalents	(6,731)	(473)
Cash and Cash Equivalents Beginning of Period	7,250	1,704

Cash and Cash Equivalents End of Period	$519	$1,231

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$2,371	$2,857

Income taxes	$(27)	$413

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$396	$34

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2011 and for the three and six month periods ended December 31, 2011 and 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 27, 2011. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

SunLink’s Board and management has determined to focus the Company’s strategic efforts on enhancing its existing hospital portfolio, including the selective disposal of underperforming and non-strategic facilities, and on pursuing selected potential hospital acquisitions. SunLink is committed to enhancing shareholder value while maintaining high standards of responsibility to its patients, employees and the communities it serves and will continue to pursue strategic alternatives consistent with that commitment.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Revenues:
Chilton Medical Center	$0	$3,698	$0	$7,036

Earnings (loss) from discontinued operations:
Life sciences and engineering segment:
Loss from operations	$(22)	$(21)	$(44)	$(42)
Income tax benefit	(8)	(8)	(17)	(16)

Loss from life sciences and engineering segment after taxes	(14)	(13)	(27)	(26)

Chilton Medical Center:
Earnings (loss) from operations	0	3	0	(497)
Income tax benefit	0	(18)	0	(137)

Loss from Chilton Medical Center after taxes	0	21	0	(360)

Mountainside Medical Center:
Earnings from operations	0	525	0	347
Income tax expense	0	198	0	131

Earnings from Mountainside Medical Center after taxes	0	327	0	216

Earnings (loss) from discontinued operations	$(14)	$335	$(27)	$(170)

Chilton Medical Center – On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at December 31, 2011 was recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease and agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare and Medicaid incentive reimbursements received by Clanton.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax loss of Mountainside for the three and six months ended December 31, 2010 were legal expenses related to the litigation with the buyer’s claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2011 and 2010. The components of pension expense for the three and six months ended December 31, 2011 and 2010, respectively, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Interest Cost	$18	$18	$36	$37
Expected return on assets	(10)	(11)	(20)	(21)
Amortization of prior service cost	14	14	28	26

Net pension expense	$22	$21	$44	$42

SunLink did not contribute to the plan in the six months ended December 31, 2011. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2012.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended December 31, 2011 and 2010, the Company recognized $29 and $2, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. For the six months ended December 31, 2011 and 2010, the Company recognized $34 and $5, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 180,000 share options granted during the six months ended December 31, 2011 under the 2005 Equity Incentive Plan and no share options granted during the six months ended December 31, 2010.

Private Placement of Shares

In the first quarter of fiscal 2012, the Company sought to sell up to 3,800,000 common shares in a private offering at a price equal to the average closing price for the shares over the ten trading days prior to the applicable closing with a minimum placement of $2,500.

On July 28, 2011, SunLink announced a closing under the private placement of approximately 1,329,000 common shares at approximately $1.90 per share. Such shares were sold to certain of the Company’s officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. Concurrent with and conditioned upon the Term Loan pre-payment, the Company’s lenders modified the Credit Facility to reduce the interest rate, revise certain financial and other covenants and extend the maturity date of the Credit Facility until January 1, 2013 (see Note 8 – Long-Term Debt). A special committee of the Company’s Board of Directors comprised of non-participating disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company.

Note 5. – Receivables- net

Summary information for receivables is as follows:

	December 31, 2011	June 30, 2011
Accounts receivable (net of contractual allowances)	$28,059	$28,619
Less allowance for doubtful accounts	(11,946)	(12,317)

Receivables - net	$16,113	$16,302

Net revenues included increases of $51 and $710 for the three months ended December 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $51 and $719 for the six months ended December 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Electronic Health Records Incentive Reimbursement

Included in net revenues for the six months ended December 31, 2011 was Electronic Health Records (“EHR”) incentive reimbursement (“EHR Revenue”) of approximately $1,683 and $1,315 for Medicare and Medicaid, respectively. EHR Revenue is attributable to the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

SunLink’s six operating hospitals and Chilton (see Note 3 – Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. The three SunLink hospitals in Missouri and Mississippi successfully attested for the Medicaid EHR program in the fiscal year ended June 30, 2011. SunLink’s three hospitals in Georgia had successfully attested for the Medicaid EHR program for the federal attestation year ending September 30, 2011 and recorded the EHR Revenue in the quarter ended September 30, 2011.

At December 31, 2011, SunLink recorded the estimated Medicare EHR Revenue for its six operating hospitals for the six months ended December 31, 2011 and recorded an estimate for Chilton. The total Medicare EHR Revenue recorded at December 31, 2011 for SunLink’s six hospitals was $1,439 and $244 for Chilton. Recorded in EHR receivable as of December 31, 2011 was $660 for the six hospitals and $184 for Chilton. The Medicare EHR receivable at December 31, 2011 is the difference between the reimbursement received from Medicare in May 2011 and the Medicare EHR Revenue estimated by SunLink. Final settlement of these amounts will be determined upon settlement of the cost report for the fiscal year ended June 30, 2012.

The Company also recorded Medicaid EHR Revenue for its six operating hospitals for the six months ended December 31, 2011 and an estimate for Chilton. The total Medicaid EHR Revenue recorded for SunLink’s six hospitals at December 31, 2011 was $1,268 and $47 for Chilton. The amounts recorded are the estimates of the incentive payments attested to. Recorded in Medicaid EHR receivable as of December 31, 2011 was $477 for the six hospitals and $189 for Chilton.

Effective October 1, 2001, in response to new accounting guidance, the Company revised its accounting for the recognition of EHR revenue. Prior to October 1, 2011, the Company utilized a grant accounting model to recognize Medicare and Medicaid EHR revenue. Under this accounting policy, EHR revenue was recognized when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and was recognized ratably over the relevant cost report period to determine the amount of reimbursement.

During the quarter ended December 31, 2011, based upon the Company’s understanding of informal guidance provided by the United States Securities and Exchange Commission (the “SEC”) and certain other non-authoritative guidance, the Company prospectively changed its recognition policy to a contingency based model for all EHR revenue effective October 1, 2011. Under this new accounting policy, EHR revenue is recognized when all contingencies relating to the incentive payment have been satisfied. This change in accounting policy will not affect the timing of the Company’s entitlement to receive EHR incentive reimbursement payments, only the timing of the recognition of income related to these payments. Attestation of Medicare and Medicaid meaningful use will be completed once the EHR reporting ends and all information utilized to calculate the amounts of incentive reimbursement payments is known. Medicaid EHR revenue will be recognized upon completion of successful attestation of meaningful use and Medicare EHR revenue will be recognized once the cost report information utilized to determine the final amount of reimbursement is known. Due to this change in accounting policy, no EHR revenue was recorded in the quarter ended December 31, 2011.

Note 7. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	December 31, 2011	June 30, 2011
Healthcare Facilities Segment
Certficates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(306)	(280)

	407	433

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(524)	(453)

	3,334	3,405

Total	$3,741	$3,838

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $48 and $159 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense was $97 and $319 for the six months ended December 31, 2011 and 2010, respectively.

Goodwill consists of the following:

	December 31, 2011	June 30, 2011
Healthcare Facilities Segment	$2,515	$2,515
Specialty Pharmacy Segment	461	461

	$2,976	$2,976

Note 8. – Long-Term Debt and Revolving Line of Credit

Long-term debt consisted of the following:

	December 31, 2011	June 30, 2011
Term Loan	$20,211	$29,086
Capital lease obligations	505	169

Total	20,716	29,255
Less current maturities	(1,888)	(1,814)

	$18,828	$27,441

SunLink Credit Facility—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements, on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), and September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At December 31, 2011, SunLink’s calculated net collectible value of eligible accounts receivable was $8,206, the Revolving Loan balance was $6,700 with an interest rate at LIBOR plus 9.125% (11.875% at December 31, 2011), and the Term Loan balance was $20,211 with an interest rate at LIBOR plus 11.07% (13.82% at December 31, 2011). Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries. The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. The Company was in compliance with the revised levels of financial covenants and terms in the Credit Facility as of December 31, 2011, but there is no assurance that the Company will remain in compliance. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

Unamortized financing costs and expenses related to the Credit Facility of $140 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately $2,405 and $2,321 as of December 31, 2011 and June 30, 2011, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $42 and $995 for the three months ended December 31, 2011 and 2010, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $84 and $1,102 for the six months ended December 31, 2011 and 2010, respectively.

Under the terms of the July 2011 Modification, the termination date of the Credit Facility was extended to January 1, 2013, Under the terms of the July 2011 Modification, SunLink also made an $8,000 prepayment on the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus an applicable interest rate of 8.875%, or a total interest rate of 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus an applicable interest rate of 10.82%, or a total interest rate of 13.57% at July 28, 2011. The July 2011 Modification also included covenants calling for further reductions in the principal balance of the term loan in September and December of 2011. Under the September 2011 and December 2011 Term Loan Reduction Covenants, if the principal balance under the Term Loan was not reduced by the prescribed amounts, the interest rate for both the Term Loan and the Revolving Loan would increase by an aggregate additional 0.50% over the prescribed interest rate for the remainder of the Credit Facility’s term. Because the September 2011 and December 2011 Term Loan Reduction Covenants were not met, the interest on the Term Loan and the Revolving Loan increased by 0.25% at October 1, 2011 and 0.25% at January 1, 2012.

The March 2011 Modification and the September 2010 included increases to the interest rate for the Revolving Loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to April 14, 2011, LIBOR plus 9.50% from April 15, 2011 to May 15, 2011, LIBOR plus 10.50% from May 16, 2011 to July 15, 2011 and LIBOR plus 11.50% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. Such modifications also increased the interest rate for the Term Loan to LIBOR plus 8.07% from the September 2010 Modification date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to April 15, 2011, LIBOR plus 11.07% from April 15, 2011 to May 15, 2011, LIBOR plus 12.07% from May 16, 2011 to July 15, 2011 and LIBOR plus 13.07% from July 16, 2011 through the July 28, 2011, the effective date of the July 2011 Modification.

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

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31, 2011	June 30, 2011
Carmichael’s	$2,602	$2,497
Less current maturities	(300)	(300)

	$2,302	$2,197

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

On April 12, 2011, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011.

Under the terms of the Credit Facility (see Note 8 – Long-Term Debt and Revolving Line of Credit), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Purchase Note without permission of the agent for the lenders of the Credit Facility.

Note 10. – Income Taxes

Income tax benefit of $796 ($677 federal tax benefit and $119 state tax benefit) and income tax benefit of $959 ($963 federal tax benefit and $4 state tax expense) was recorded for the three months ended December 31, 2011 and 2010, respectively.

Income tax benefit of $989 ($852 federal tax benefit and $137 state tax benefit) and income tax benefit of $1,652 ($1,848 federal tax benefit and $196 state tax expense) was recorded for the six months ended December 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,518 at December 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $9,256. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2010 through December 31, 2011:

Balance at July 1, 2010	71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reduction for tax positions of prior years	(8)

Balance at December 31, 2011	$29

Note 11. – Commitments and Contingencies

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt

1 year	$1,888	$300	$3,131	$54	$1,435	$196
2 years	18,607	300	1,403	54	1,361	172
3 years	81	300	792	54	15	148
4 years	87	1,702	600	35	9	68
5+ years	53	0	731	0	2	0

	$20,716	$2,602	$6,657	$197	$2,822	$584

At December 31, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2011 is a liability of $197 for one physician guarantee. SunLink expensed $262 and $112 on physician guarantees and recruiting for the three months ended December 31, 2011 and 2010, respectively. SunLink expensed $338 and $183 on physician guarantees and recruiting for the six months ended December 31, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2011.

Note 12. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $103 and $166 for legal services to these law firms in the three months ended December 31, 2011 and 2010, respectively, and $358 and $433 for legal services to these law firms in the six months ended December 31, 2011 and 2010, respectively.

Note 13. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended December 31, 2011 and 2010 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Three months ended December 31, 2011
Net revenues from external customers	$30,559	$10,672	$0	$41,231
Operating profit (loss)	(130)	51	(1,268)	(1,347)
Depreciation and amortization	953	235	136	1,324
Assets	55,284	12,259	14,294	81,837
Expenditures for property, plant and equipment	194	68	21	283

Six months ended December 31, 2011
Net revenues from external customers	$65,857	$18,427	$0	$84,284
Operating profit (loss)	2,187	(223)	(2,500)	(536)
Depreciation and amortization	1,894	463	271	2,628
Assets	55,284	12,259	14,294	81,837
Expenditures for property, plant and equipment	651	211	39	901

Three months ended December 31, 2010
Net revenues from external customers	$33,569	$11,484	$0	$45,053
Operating profit (loss)	1,822	(7)	(1,646)	169
Depreciation and amortization	1,041	393	113	1,547
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	201	84	19	304

Six months ended December 31, 2010
Net revenues from external customers	$65,533	$20,385	$0	$85,918
Operating loss	1,188	(212)	(2,917)	(1,941)
Depreciation and amortization	2,131	781	228	3,140
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	523	255	91	869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

Corporate Business Strategy

SunLink’s Board and management has determined to focus the Company’s strategic efforts on enhancing its existing hospital portfolio, including the selective disposal of underperforming and non-strategic facilities, and on pursuing selected potential hospital acquisitions. SunLink is committed to enhancing shareholder value while maintaining high standards of responsibility to its patients, employees and the communities it serves and will continue to pursue strategic alternatives consistent with that commitment.

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

We believe there may be renewed opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other for-profit and not-for-profit hospital operators seeking to re-align the focus of their portfolios.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2011 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes; and

•	Electronic Health Record incentive reimbursement. See change in accounting policy during the quarter ended December 31, 2011 at Note 6.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED December 31,			SIX MONTHS ENDED December 31,
	2011	2010	% Change	2011	2010	% Change
Net Revenues - Healthcare Facilities	$ 30,559	$ 33,569	-9.0%	$ 65,857	$ 65,534	0.5%
Net Revenues - Specialty Pharmacy	10,672	11,484	-7.1%	18,427	20,385	-9.6%

Total Net Revenues	41,231	45,053	-8.5%	84,284	85,919	-1.9%
Costs and expenses	(42,578)	(44,884)	-5.1%	(84,820)	(87,860)	-3.5%

Operating profit	(1,347)	169	897.0%	(536)	(1,941)	72.4%
Interest expense	(1,035)	(3,229)	-67.9%	(2,346)	(4,077)	-42.5%
Interest income	-	1	-100.0%	2	2	0.0%

Loss from continuing operations before income taxes	$ (2,382)	$ (3,059)	22.1%	$ (2,880)	$ (6,016)	52.1%

Healthcare Facilities Segment:
Admissions	1,383	1,493	-7%	2,824	2,993	-6%
Equivalent admissions	4,794	4,590	4%	9,659	9,385	3%
Surgeries	574	682	-16%	1,189	1,389	-14%
Revenue per equivalent admission	$ 6,350	$ 7,394	-14%	$ 6,484	$ 6,983	-7%

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

Healthcare Facilities Segment

Net revenues for the three months ended December 31, 2011 were $30,559 with a total of 4,794 equivalent admissions and revenue per equivalent admission of $6,350 compared to net revenues of $33,569 with a total of 4,590 equivalent admissions and revenue per equivalent admission of $7,394 for the quarter ended December 31, 2010. Net revenues for the six months ended December 31, 2011 were $65,857 with a total of 9,659 equivalent admissions and revenue per equivalent admission of $6,484 compared to net revenues of $65,534 with a total of 9,385 equivalent admissions and revenue per equivalent admission of $6,983 for the six months ended December 31, 2010.

Included in net revenues for the six months ended December 31, 2011 was Electronic Health Records (“EHR”) incentive reimbursement (“EHR Revenue”) of approximately $1,683 and $1,315 for Medicare and Medicaid, respectively. EHR Revenue is attributable to the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

SunLink’s six operating hospitals and Chilton (see Note 3 – Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. The three SunLink hospitals in Missouri and Mississippi successfully attested for the Medicaid EHR program in the fiscal year ended June 30, 2011. SunLink’s three hospitals in Georgia had successfully attested for the Medicaid EHR program for the federal attestation year ending September 30, 2011 and recorded the EHR Revenue in the quarter ended September 30, 2011.

At December 31, 2011, SunLink recorded the estimated Medicare EHR Revenue for its six operating hospitals for the six months ended December 31, 2011 and recorded an estimate for Chilton. The total Medicare EHR Revenue recorded at December 31, 2011 for SunLink’s six hospitals was $1,439 and $244 for Chilton. Recorded in EHR receivable as of December 31, 2011 was $660 for the six hospitals and $184 for Chilton. The Medicare EHR receivable at December 31, 2011 is the difference between the reimbursement received from Medicare in May 2011 and the Medicare EHR Revenue estimated by SunLink. Final settlement of these amounts will be determined upon settlement of the cost report for the fiscal year ended June 30, 2012.

The Company also recorded Medicaid EHR Revenue for its six operating hospitals for the six months ended December 31, 2011 and an estimate for Chilton. The total Medicaid EHR Revenue recorded for SunLink’s six hospitals at December 31, 2011 was $1,268 and $47 for Chilton. The amounts recorded are the estimates of the incentive payments attested to. Recorded in Medicaid EHR receivable as of December 31, 2011 was $477 for the six hospitals and $189 for Chilton.

Effective October 1, 2001, in response to new accounting guidance, the Company revised its accounting for the recognition of EHR revenue. Prior to October 1, 2011, the Company utilized a grant accounting model to recognize Medicare and Medicaid EHR revenue. Under this accounting policy, EHR revenue was recognized when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and was recognized ratably over the relevant cost report period to determine the amount of reimbursement.

During the quarter ended December 31, 2011, based upon the Company’s understanding of informal guidance provided by the United States Securities and Exchange Commission (the “SEC”) and certain other non-authoritative guidance, the Company prospectively changed its recognition policy to a contingency based model for all EHR revenue effective October 1, 2011. Under this new accounting policy, EHR revenue is recognized when all contingencies relating to the incentive payment have been satisfied. This change in accounting policy will not affect the timing of the Company’s entitlement to receive EHR incentive reimbursement payments, only the timing of the recognition of income related to these payments. Attestation of Medicare and Medicaid meaningful use will be completed once the EHR reporting ends and all information utilized to calculate the amounts of incentive reimbursement payments is known. Medicaid EHR revenue will be recognized upon completion of successful attestation of meaningful use and Medicare EHR revenue will be recognized once the cost report information utilized to determine the final amount of reimbursement is known. Due to this change in accounting policy, no EHR revenue was recorded in the quarter ended December 31, 2011.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s six hospitals during the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Source:
Medicare	39.0%	40.4%	39.3%	40.0%
Medicaid	17.0%	18.7%	16.1%	16.1%
Self-pay	12.5%	11.3%	14.5%	13.9%
Managed Care Insurance & Other	31.5%	29.6%	30.1%	30.0%

	100.0%	100.0%	100.0%	100.0%

Medicare and Medicaid as a percentage of total revenues decreased in the three and six months ended December 31, 2011 compared to the comparable prior year period as a result of declining volumes. The increase in self-pay and managed care insurance and other net revenues as a percentage of total revenues in the current year’s quarter compared to the comparable prior year quarter was due to a shift in payor mix from Medicare and Medicaid net revenues.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended December 31, 2011 was $10,672, a decrease of $812, or 7.1%, from $11,484 for the three months ended December 31, 2010. Specialty Pharmacy net revenues for the six months ended December 31, 2011 was $18,427, a decrease of $1,958, or 9.6%, from $20,385 for the six months ended December 31, 2010. The decrease was due to the conversion of numerous institutional pharmacy direct-servicing contracts to a pharmacy management contract, the loss of certain other institutional contracts and a decrease in the sale of the seasonal infusion therapy drug from the same period of the prior year, offset somewhat by the realization of net revenues related to a new component of the institutional pharmacy business.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $30,689 and $31,747 for the three months ended December 31, 2011 and 2010, respectively. Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $63,670 and $64,346 for the six months ended December 31, 2011 and 2010, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Salaries, wages and benefits	51.3%	45.7%	50.0%	46.7%
Provision for bad debts	11.8%	12.8%	14.0%	14.0%
Supplies	9.2%	9.7%	9.2%	10.0%
Purchased services	7.2%	7.2%	7.4%	7.4%
Other operating expenses	15.7%	14.0%	15.4%	14.8%
Rent and lease expense	2.2%	2.2%	2.2%	2.0%
Depreciation and amortization expense	3.1%	3.1%	3.0%	3.3%

Salaries, wages and benefits increased as a percentage of net revenue in the three and six months ended December 31, 2011 due to increased employee medical claims expense and the overall decrease in net patient revenues for the three and six months ended December 31, 2011. For the three and six months ended December 31, 2011, employee medical claims expense increased $529 and $786, respectively, as compared to the three and six months ended December 31, 2010.

Provision for bad debts decreased as a percentage of net revenue in the three months ended December 31, 2011 due to concentration on upfront collection efforts as well as increased indigent care write offs in the current year period compared to the comparable prior year period.

Supplies decreased as a percentage of net revenue in the six months ended December 31, 2011 due to a decrease in the number of surgeries performed as compared to the six months ended December 31, 2010. Surgeries for the six months ended December 31, 2011 were 1,210 compared to 1,389 for the comparable prior year period.

Other operating expenses decreased slightly from the comparable prior year quarter but increased as percentage of net revenue in the three months ended December 31, 2011 due to the overall decrease in net revenues for the three months ended December 31, 2011.

Depreciation and amortization expense for the six months ended December 31, 2011 and 2010 were $953 and $1,041, respectively. Depreciation and amortization expense for the six months ended December 31, 2011 and 2010 were $1,894 and $2,131, respectively. The decrease in the six months ended December 31, 2011 compared to the six months ended December 31, 2010 is due to assets being fully depreciated in the current six month period as compared to the prior year period.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $10,621 and $11,491 for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $18,650 and $20,597, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of goods sold	73.2%	73.5%	69.1%	69.9%
Salaries, wages and benefits	16.4%	14.4%	19.1%	16.9%
Provision for bad debts	0.4%	0.9%	1.7%	1.8%
Supplies	0.6%	0.4%	0.6%	0.5%
Purchased services	3.1%	3.6%	3.6%	4.0%
Other operating expenses	3.0%	3.2%	3.6%	3.4%
Rent and lease expense	0.8%	0.6%	0.9%	0.7%
Depreciation and amortization expense	2.2%	3.4%	3.4%	3.8%

Cost of goods sold as a percent of net revenues decreased in the three and six month periods ended December 31, 2011 as compared to the comparable periods of the prior year due the current periods’ decreases in sales of certain infusion therapy products, which have a higher cost of sales as a percentage of net revenues, favorable purchasing contracts negotiations, and improved margins for the institutional pharmacy business.

Salaries, wages and benefits as a percent of net revenues increased in the three and six month periods ended December 31, 2011 as compared to the comparable periods of the prior year due to the increased staffing requirements related to a new component of the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three and six month periods ended December 31, 2011 as compared to the comparable periods of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Purchased services as a percent of net revenues decreased in the three and six month periods ended December 31, 2011 as compared to the comparable periods of the prior year due to the impact of cost-cutting measures.

Other operating expenses as a percent of net revenues increased in the three and six month periods ended December 31, 2011 as compared to the comparable periods of the prior year due to increased utilities and fuel cost and expenses, offset somewhat by the impact of cost-cutting measures.

Depreciation and amortization expense decreased due to impairment of certain intangible assets during fiscal year 2011 which decreased the amount of annual amortization on the remaining intangible assets. Amortization expense for three months ended December 31, 2011 was $36 compared to $146 for the comparable prior year period. Amortization expense for six months ended December 31, 2011 was $71 compared to $292 for the comparable prior year period.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,268 and $1,646 for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, cost and expenses for Corporate Overhead including depreciation and amortization, was $2,500 and $2,917, respectively. Corporate Overhead decreased in the three and six months ending December 31, 2011 due to $484 of severance expense incurred in the comparable prior year periods that was not incurred during the current year periods, partially offset by in increases in stock option expense during the current year periods.

Operating Profit

SunLink had an operating loss of $1,347 for the three months ended December 31, 2011 and an operating profit of $169 for the three months ended December 31, 2010. SunLink had an operating loss of $536 and $1,941 for the six months ended December 31, 2011 and December 31, 2010, respectively. The operating losses for the three and six months ended December 31, 2011 compared to the prior year periods resulted from decreases in net revenues only partially offset by decreases in cost and expenses as a result of effective cost control measures implemented at the facilities.

Interest Expense

Interest expense was $1,035 and $3,229 for the three months ended December 31, 2011 and 2010, respectively and $2,346 and $4,077 for the six months ended December 31, 2011 and 2010, respectively. Interest expense for the three and six months ended December 31, 2011 decreased from the same periods last year due to an $8,000 prepayment on the term loan resulting in reduced interest expense which was partially offset by an increase in interest rates. The decrease also resulted from decreased waiver fees and non-cash amortization of costs and fees in the current year periods. Non-cash amortization expense of costs and fees was $42 and $84 for the three and six months ended December 31, 2011, respectively, compared to $995 and $1,102 for the three and six months ended December 31, 2010, respectively. Waiver fees and costs were $0 and $131 for the three and six months ended December 31, 2011, respectively, compared to $984 for both the three and six months ended December 31, 2010.

Income Taxes

Income tax benefit of $796 ($677 federal tax benefit and $119 state tax benefit) and income tax benefit of $959 ($963 federal tax benefit and $4 state tax expense) was recorded for the three months ended December 31, 2011 and 2010, respectively.

Income tax benefit of $989 ($852 federal tax benefit and $137 state tax benefit) and income tax benefit of $1,652 ($1,848 federal tax benefit and $196 state tax expense) was recorded for the six months ended December 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,518 at December 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $9,256. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,586 ($0.17 loss per fully diluted share) for the quarter ended December 31, 2011 compared to loss from continuing operations of $2,100 ($0.26 loss per fully diluted share) for the quarter ended December 31, 2010. The decreased loss in the current year’s quarter resulted from the decrease in interest expense partially offset by the increase in operating loss as compared to the prior year’s quarter. Loss from continuing operations was $1,891 ($0.20 loss per fully diluted share) for the six months ended December 31, 2011 compared to loss from continuing operations of $4,364 ($0.54 loss per fully diluted share) for the quarter ended December 31, 2010. The decreased loss for the six months ended December 31, 2011 resulted from decreased interest expense partially offset by decreased operating loss and income tax benefit as compared to the comparable prior year period.

Loss from discontinued operations of $14 for the three months ended December 31, 2011 resulted from losses resulting from pension items relating to discontinued operations. Loss from discontinued operations of $27 for the six months ended December 31, 2011 resulted from losses resulting from pension items relating to discontinued operations.

Net loss for the quarter ended December 31, 2011 was $1,600 ($0.17 loss per fully diluted share) compared to net loss of $1,765 ($0.22 loss per fully diluted share) for the quarter ended December 31, 2010. Net loss for the six months ended December 31, 2011 was $1,918 ($0.21 loss per fully diluted share) compared to net loss of $4,534 ($0.56 loss per fully diluted share) for the six months ended December 31, 2010.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and six months ended December 31, 2011 and 2010, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Healthcare Facilities Adjusted EBITDA	$ 822	$ 2,860	$ 4,081	$ 3,318
Specialty Pharmacy Adjusted EBITDA	285	386	239	569
Corporate overhead costs	(1,130)	(1,533)	(2,228)	(2,689)
Taxes and interest expense	(230)	(2,440)	(1,338)	(2,402)
Other non-cash expenses and net change in operating assets and liabilities	567	(1,614)	(1,789)	(156)

Net cash provided by (used in) operations	$ 314	$ (2,341)	$ (1,035)	$ (1,360)

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

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements, on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), and September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At December 31, 2011, SunLink’s calculated net collectible value of eligible accounts receivable was $8,206, the Revolving Loan balance was $6,700 with an interest rate at LIBOR plus 9.125% (11.875% at December 31, 2011), and the Term Loan balance was $20,211 with an interest rate at LIBOR plus 11.07% (13.82% at December 31, 2011). Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries. The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through December 31, 2012, but there is no assurance that the Company will be able to do so. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

We also believe our current level of operations will allow us to continue to borrow under the Revolving Loan if we otherwise remain in compliance with all of the current terms and covenants under the Credit Facility. Failure to remain in compliance with all the terms of and covenants under the Credit Facility could have adverse material effects on the Company. The current remaining availability under the Revolving Loan could be adversely affected by, among other things, the risk, uncertainties and other factors listed in Item 3. – Quantitative and Qualitative Disclosures about Market Risk (“Item 3”), as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed in Item 3, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

Under the terms of the July 2011 Modification, the termination date of the Credit Facility was extended to January 1, 2013, Under the terms of the July 2011 Modification, SunLink also made an $8,000 prepayment on the Term Loan and paid a modification fee of $131. The source of the repayment was $2,500 of proceeds from a private placement of SunLink common shares and $5,500 of operating funds. Under the July 2011 Modification, the interest rate under the Revolving Loan was adjusted to LIBOR plus an applicable interest rate of 8.875%, or a total interest rate of 11.625% at July 28, 2011 and the interest rate under the Term Loan was adjusted to LIBOR plus an applicable interest rate of 10.82%, or a total interest rate of 13.57% at July 28, 2011. The July 2011 Modification also included covenants calling for further reductions in the principal balance of the term loan in September and December of 2011. Under the September 2011 and December 2011 Term Loan Reduction Covenants, if the principal balance under the Term Loan was not reduced by the prescribed amounts, the interest rate for both the Term Loan and the Revolving Loan would increase by an aggregate additional 0.50% over the prescribed interest rate for the remainder of the Credit Facility’s term. Because the September 2011 and December 2011 Term Loan Reduction Covenants were not met, the interest on the Term Loan and the Revolving Loan increased by 0.25% at October 1, 2011 and 0.25% at January 1, 2012.

The March 2011 Modification and the September 2010 Modification included increases to the interest rate for the Revolving Loan to LIBOR plus 6.50% from the waiver date through November 14, 2010, LIBOR plus 7.50% from November 15, 2010 to February 15, 2011, LIBOR plus 8.50% from February 16, 2011 to April 14, 2011, LIBOR plus 9.50% from April 15, 2011 to May 15, 2011, LIBOR plus 10.50% from May 16, 2011 to July 15, 2011 and LIBOR plus 11.50% from July 16, 2011 through the July 28, 2011 closing date of the July 2011 Modification. Such modifications also increased the interest rate for the Term Loan to LIBOR plus 8.07% from the September 2010 Modification date through November 14, 2010, LIBOR plus 9.07% from November 15, 2010 to February 15, 2011, LIBOR plus 10.07% from February 16, 2011 to April 15, 2011, LIBOR plus 11.07% from April 15, 2011 to May 15, 2011, LIBOR plus 12.07% from May 16, 2011 to July 15, 2011 and LIBOR plus 13.07% from July 16, 2011 through the July 28, 2011, the effective date of the July 2011 Modification.

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

We generated $314 of cash from operations during the three months ended December 31, 2011 compared to $2,341 of cash used in operations during the comparable prior year periods. Cash provided by operations resulted from the decrease in interest expense and severance expense paid offset partially by net loss. We used $1,035 of cash in operations during the six months ended December 31, 2011 compared to $1,360 during the comparable prior year periods. The decrease in cash used in operations for the six months ended December 31, 2011 compared to the comparable prior year period resulted from the decrease in interest expense and severance expense paid offset partially by net loss.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,888	$300	$3,131	$54	$1,435	$196
2 years	18,607	300	1,403	54	1,361	172
3 years	81	300	792	54	15	148
4 years	87	1,702	600	35	9	68
5+ years	53	0	731	0	2	0

	$20,716	$2,602	$6,657	$197	$2,822	$584

At December 31, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2011 is a liability of $197 for one physician guarantee. SunLink expensed $262 and $112 on physician guarantees and recruiting for the three months ended December 31, 2011 and 2010, respectively. SunLink expensed $338 and $183 on physician guarantees and recruiting for the six months ended December 31, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2011.

At December 31, 2011, we had outstanding long-term debt and subordinated debt of $23,318 of which $20,211 was incurred under the Term Loan, $2,602 was incurred under the subordinated Carmichael Notes, and $505 was related to capital leases. Also outstanding at December 31, 2011 was $6,700 under the Revolving Loan.

During the quarter ended December 31, 2011, the Company completed an impairment assessment of the goodwill and certain intangible assets of its subsidiaries. Based on the Company’s assessment of strategies and forecasted cash flows at these subsidiaries, there was no indication of impairment of goodwill or certain intangible assets at December 31, 2011. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and certain intangible assets. As a result, the Company will continue to monitor the results of these subsidiaries and consider impairment charges to goodwill and certain intangible assets in future periods.

Discontinued Operations

On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest of Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note is reserved on the balance sheet at $1,000. At December 31, 2011, SunLink has recorded 75% of the estimated EHR Medicare and Medicaid Revenue for Chilton. Pursuant to the terms of the sale and lease agreement, the total Medicare and Medicaid Revenue recorded in continuing operations for Chilton is $244 and $47, respectively.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $103 and $166 for legal services to these law firms in the three months ended December 31, 2011 and 2010, respectively, and $358 and $433 for legal services to these law firms in the six months ended December 31, 2011 and 2010, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. At December 31, 2011, borrowings under the Credit Facility of $26,911 have been drawn at an interest rate based upon LIBOR plus the applicable margin. A one percent change in the LIBOR rate or the applicable interest rate would result in a change in interest expense of $269 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls over Financial Reporting—There were no changes in our internal controls during the quarter ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended December 31, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2012