Form 10-Q/A
period 2011-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2012-05-21
CIK 96793

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

The number of Common Shares, without par value, outstanding as of May 21, 2012 was 9,447,949.

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the nine and three month periods ended March 31, 2011 and 2010 to reflect the restatement of our previously issued condensed consolidated financial statements and other in response to comments issued by the SEC and to clarify certain prior disclosures. For further discussion of the restatement, see Note 1, Restatement and Basis of Presentation, to our condensed consolidated financial statements and Item 4 contained herein.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends only Items 1 and 2 of Part I and Item 4 of Part II of the originally filed Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 2011 and no other items in our originally filed Form 10-Q are hereby amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	June 30,
	2011	2010
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$755	$1,704
Receivables - net	17,780	16,036
Inventory	3,970	4,206
Net current assets of Chilton Medical Center	—	1,848
Net current assets of Memorial Hospital of Adel	872	449
Income tax receivable	1,124	345
Deferred income tax asset	7,271	6,030
Prepaid expenses and other	5,336	4,016

Total Current Assets	37,108	34,634

Property, Plant and Equipment, at cost	65,640	63,677
Less accumulated depreciation and amortization	31,088	27,388

Property, Plant and Equipment - net	34,552	36,289

Intangible assets-net	10,930	11,391
Goodwill	7,440	7,440
Other assets	310	1,695
Net noncurrent assets of Memorial Hospital of Adel	6,787	7,041

Total Assets	$97,127	$98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,161	$7,605
Revolving advances	4,900	—
Current maturities of long-term debt	29,586	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,377	4,734
Net current liabilities of Chilton Medical Center	—	1,704
Income taxes	—	607
Other accrued expenses	2,745	2,359

Total Current Liabilities	51,069	19,106

Long-Term Liabilities:
Long-term debt	122	29,090
Subordinated long-term debt	2,100	2,250
Noncurrent liability for professional liability risks	3,412	2,956
Noncurrent deferred income tax liabilities	1,990	1,625
Other noncurrent liabilities	1,133	771

Total Long-term Liabilities	8,757	36,692

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares	—	—
Common shares, without par value:
Issued and outstanding, 8,119 shares at March 31, 2011 and 8,079 shares at June 30, 2010	4,060	4,039
Additional paid-in capital	11,752	11,701
Retained earnings	21,717	26,565
Accumulated other comprehensive loss	(301)	(301)

Total Parent Company Shareholders’ Equity	37,228	42,004
Noncontrolling interest	73	688

Total Shareholders’ Equity	37,301	42,692

Total Liabilities and Shareholders’ Equity	$97,127	$98,490

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net Revenues	$42,376	$43,974	$119,713	$126,753

Costs and Expenses
Cost of goods sold	9,288	8,446	23,539	24,044
Salaries, wages and benefits	16,008	16,503	47,814	48,923
Provision for bad debts	3,939	5,287	12,053	14,840
Supplies	2,730	3,131	8,452	9,351
Purchased services	2,553	2,397	7,584	7,488
Other operating expenses	4,942	4,373	14,689	13,640
Rent and lease expense	725	672	2,137	1,991
Depreciation and amortization	1,443	1,535	4,288	4,558
Gain on sale of Home Health businesses	—	—	—	(2,342)

Operating Profit	748	1,630	(843)	4,260

Other Income (Expense):
Interest expense	(1,607)	(832)	(5,684)	(2,610)
Interest income	2	3	4	12

Earnings (Loss) from Continuing Operations before income taxes	(857)	801	(6,523)	1,662

Income Tax Expense (Benefit)	(289)	388	(1,815)	792

Earnings (Loss) from Continuing Operations	(568)	413	(4,708)	870

Earnings (Loss) from Discontinued Operations	254	1,233	(140)	748

Net Earnings (Loss)	$(314)	$1,646	$(4,848)	$1,618

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.07)	$0.05	$(0.58)	$0.11

Diluted	$(0.07)	$0.05	$(0.58)	$0.11

Discontinued Operations:
Basic	$0.03	$0.15	$(0.02)	$0.09

Diluted	$0.03	$0.15	$(0.02)	$0.09

Net Earnings:
Basic	$(0.04)	$0.20	$(0.60)	$0.20

Diluted	$(0.04)	$0.20	$(0.60)	$0.20

Weighted-Average Common Shares Outstanding:
Basic	8,095	8,057	8,086	8,052

Diluted	8,095	8,069	8,086	8,068

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(2,504)	$1,581

Cash Flows From Investing Activities:
Proceeds from sale of Home Health businesses	—	3,300
Expenditures for property, plant and equipment - continuing operations	(1,940)	(1,706)
Expenditures for property, plant and equipment - discontinued operations	(168)	(105)

Net Cash Provided by (Used in) Investing Activities	(2,108)	1,489

Cash Flows From Financing Activities:
Revolving advances, net	4,900	(1,300)
Payments on long-term debt	(1,301)	(1,509)
Proceeds from issuance of common shares under stock option plans	64	67

Net Cash Provided by (Used in) Financing Activities	3,663	(2,742)

Net Increase (Decrease) in Cash and Cash Equivalents	(949)	328
Cash and Cash Equivalents at Beginning of Period	1,704	2,364

Cash and Cash Equivalents at End of Period	$755	$2,692

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$4,238	2,335

Income taxes	$416	1,813

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$207	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three month periods ended March 31, 2011 in response to comments issued by the SEC and to clarify certain prior disclosures.

On May 7, 2012, the Board of Directors and Audit Committee of SunLink Health Systems, Inc., (“SunLink”, or the “Company”) concluded that, as a results of comments issued by the SEC on its Form 10-K for the fiscal year ended June 30, 2011, the financial statements for the fiscal year ended June 30, 2011 should no longer be relied upon in light of existing non-authoritative guidance and Accounting Standards Codification 450-30, “Gain Contingencies”, (“ASC 450-30”) that Medicare and Medicaid incentive payments for implementation of electronic health records (“EHR”) technology be accounted for on the basis of the gain contingency accounting model rather than a grant based accounting model as employed by SunLink with respect to such payments in fiscal quarters ending prior to December 31, 2011. As a result, the Company is restating its financial statements for the fiscal quarter ended March 31, 2011. The restatement of financial statements does not affect the amount or the timing of past or future Medicare and Medicaid incentive payments.

In an unrelated matter, the amended reports listed above will reflect the retroactive reclassification of financial information with respect to the reclassification of the Company’s Memorial Hospital of Adel to discontinued operations (“Discontinued Operations Reclassification”) as a result of the Company’s decision in the quarter ended March 31, 2012 to sell such operations and the entry by the Company and its HealthMont of Georgia, Inc. subsidiary, on March 8, 2012, into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective as of March 1, 2012 (the “Adel Sale Agreement”) to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300.

The following table sets forth the effects of the restatement adjustments and discontinued operations reclassification on line items within our previously reported condensed consolidated balance sheet as of March 31, 2011:

	As of March 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$755	$—	$—	$755
Receivables - net	17,780	—	—	17,780
Inventory	4,319	—	(349)	3,970
Net current assets of Adel	—	—	872	872
Income tax receivable	1,124	—	—	1,124
Deferred income tax asset	5,458	1,813	—	7,271
Electronic Health Records incentive reimbursement receivable	4,810	(4,810)	—	—
Prepaid expenses and other	5,859	—	(523)	5,336

Total Current Assets	40,105	(2,997)	—	37,108

Property, Plant and Equipment, at cost	74,605	—	(8,965)	65,640
Less accumulated depreciation and amortization	35,219	—	(4,131)	31,088

Property, Plant and Equipment - net	39,386	—	(4,834)	34,552

Intangible assets-net	11,297	—	(367)	10,930
Goodwill	9,024	—	(1,584)	7,440
Net noncurrent assets of Adel	—	—	6,787	6,787
Other assets	312	—	(2)	310

Total Assets	$100,124	$(2,997)	$—	$97,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,161	$—	$—	$8,161
Revolving advances	4,900	—	—	4,900
Current maturities of long-term debt	29,586	—	—	29,586
Current maturities of subordinated long-term debt	300	—	—	300
Accrued payroll and related taxes	5,377	—	—	5,377
Other accrued expenses	2,745	—	—	2,745

Total Current Liabilities	51,069	—	—	51,069

Long-Term Liabilities:
Long-term debt	122	—	—	122
Subordinated long-term debt	2,100	—	—	2,100
Noncurrent liability for professional liability risks	3,412	—	—	3,412
Noncurrent deferred income tax liabilities	1,990	—	—	1,990
Other noncurrent liabilities	1,133	—	—	1,133

Total Long-term Liabilities	8,757	—	—	8,757

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, authorized and unissued, 2,000 shares	—	—	—	—
Common shares, without par value:
Issued and outstanding, 8,119 shares at March 31, 2011 and 8,079 shares at June 30, 2010	4,060	—	—	4,060
Additional paid-in capital	11,752	—	—	11,752
Retained earnings	24,714	(2,997)	—	21,717
Accumulated other comprehensive loss	(301)	—	—	(301)

Total Parent Company Shareholders’ Equity	40,225	(2,997)	—	37,228
Noncontrolling interest	73	—	—	73

Total Shareholders’ Equity	40,298	(2,997)	—	37,301

Total Liabilities and Shareholders’ Equity	$100,124	$(2,997)	$—	$97,127

The impact of the restatement adjustments and discontinued operations reclassification on the Company’s previously reported condensed consolidated statement of earnings and loss for the three and nine months ended March 31, 2011 is shown in the following tables (in thousands, except per share data):

	Three Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
Net Revenues	$52,028	$(4,810)	$(4,842)	$42,376

Costs and Expenses
Cost of goods sold	9,288	—	—	9,288
Salaries, wages and benefits	18,321	—	(2,313)	16,008
Provision for bad debts	4,636	—	(697)	3,939
Supplies	3,235	—	(505)	2,730
Purchased services	2,896	—	(343)	2,553
Other operating expenses	5,611	—	(669)	4,942
Rent and lease expense	787	—	(62)	725
Depreciation and amortization	1,567	—	(124)	1,443

Operating Profit	5,687	(4,810)	(129)	748

Other Income (Expense):
Interest expense	(1,607)	—	—	(1,607)
Interest income	2	—	—	2

Earnings (Loss) from Continuing Operations before income taxes	4,082	(4,810)	(129)	(857)

Income Tax Expense (Benefit)	1,567	(1,813)	(43)	(289)

Earnings (Loss) from Continuing Operations	2,515	(2,997)	(86)	(568)

Earnings from Discontinued Operations	168	—	86	254

Net Earnings (Loss)	$2,683	$(2,997)	$—	$(314)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.31	$(0.37)	$(0.01)	$(0.07)

Diluted	$0.31	$(0.37)	$(0.01)	$(0.07)

Discontinued Operations:
Basic	$0.02	$—	$0.01	$0.03

Diluted	$0.02	$—	$0.01	$0.03

Net Earnings (Loss):
Basic	$0.33	$(0.37)	$—	$(0.04)

Diluted	$0.33	$(0.37)	$—	$(0.04)

	Nine Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
Net Revenues	$137,947	$(4,810)	$(13,424)	$119,713

Costs and Expenses
Cost of goods sold	23,539	—	—	23,539
Salaries, wages and benefits	54,227	—	(6,413)	47,814
Provision for bad debts	14,175	—	(2,122)	12,053
Supplies	9,884	—	(1,432)	8,452
Purchased services	8,585	—	(1,001)	7,584
Other operating expenses	16,754	—	(2,065)	14,689
Rent and lease expense	2,330	—	(193)	2,137
Depreciation and amortization	4,707	—	(419)	4,288

Operating Profit (Loss)	3,746	(4,810)	221	(843)

Other Income (Expense):
Interest expense	(5,684)	—	—	(5,684)
Interest income	4	—	—	4

Loss from Continuing Operations before income taxes	(1,934)	(4,810)	221	(6,523)

Income Tax Benefit	(85)	(1,813)	83	(1,815)

Loss from Continuing Operations	(1,849)	(2,997)	138	(4,708)

Loss from Discontinued Operations	(2)	—	(138)	(140)

Net Loss	$(1,851)	$(2,997)	$—	$(4,848)

Loss Per Share:
Continuing Operations:
Basic	$(0.23)	$(0.37)	$0.02	$(0.58)

Diluted	$(0.23)	$(0.37)	$0.02	$(0.58)

Discontinued Operations:
Basic	$(0.00)	$—	$(0.02)	$(0.02)

Diluted	$(0.00)	$—	$(0.02)	$(0.02)

Net Loss:
Basic	$(0.23)	$(0.37)	$—	$(0.60)

Diluted	$(0.23)	$(0.37)	$—	$(0.60)

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

Note 2. – Business Operations and Corporate Strategy

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our five community hospitals which have a total of 282 licensed beds;
•	Our three nursing homes, which have a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and
•	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

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

Upon completion of the mergers, the combined company expects to change its name to Foundation SunLink Healthcare Affiliates, Inc. (“Foundation-SunLink”). In addition, it is anticipated that two persons designated by Foundation/New Age will join the board of directors of SunLink. Foundation SunLink is intended to be a healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation-SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide. No definitive agreement was executed in relation to the contemplated mergers.

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

Note 3. – Subsequent Events

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Buyer effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Adel to the Buyer for approximately $8,300. Effective April 1, 2012 that Buyer began management of Adel pursuant to the terms of a management agreement from such date until closing. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. (See Note 4. – Discontinued Operations.)

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenues:
Memorial Hospital of Adel	$4,842	$4,488	$13,424	$12,798
Chilton Medical Center	2,441	3,498	9,447	10,870

	$7,283	$7,986	$22,871	$23,668

Earnings (Loss) from discontinued operations:

Memorial Hospital of Adel
Earnings (loss) from operations	$129	$90	$(221)	$(287)
Income tax expense (benefit)	43	34	(83)	(108)

Earnings (loss) from Memorial Hospital of Adel after taxes	86	56	(138)	(179)

Chilton Medical Center:
Loss from operations	(228)	(69)	(725)	(198)
Gain on sale	438	—	438	—
Income tax expense (benefit)	29	(30)	(108)	(75)

Earnings (Loss) from Chilton Medical Center after taxes	181	(39)	(179)	(123)

Housewares Segment:
Loss from operations	—	(205)	—	(379)
Income tax benefit	—	(22)	—	(81)

Loss from Housewares Segment after taxes	—	(183)	—	(298)

Mountainside Medical Center
Earnings from operations	—	1,810	347	1,767
Income tax expense	—	393	131	378

Earnings from Mountainside Medical Center after taxes	—	1,417	216	1,389

Life sciences and engineering segment:
Loss from operations	(21)	(18)	(63)	(53)
Income tax benefit	(8)	—	(24)	(12)

Loss from life sciences and engineering segment after taxes	(13)	(18)	(39)	(41)

Earnings (Loss) from discontinued operations	$254	$1,233	$(140)	$748

Memorial Hospital of Adel – On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Buyer effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Adel to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. Pursuant to the management agreement, the Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended March 31, 2011 and 2010 and as of June 30, 2011.

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

Note 6. – Receivables- net

Summary information for receivables is as follows:

	March 31,	June 30,
	2011	2010

Patient accounts receivable (net of contractual allowances)	$30,309	$30,761
Less allowance for doubtful accounts	(12,529)	(14,725)

Patient receivables - net	$17,780	$16,036

Net revenues included increases of $47 and $623 for the three months ended March 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $709 and $1,122 for the nine months ended March 31, 2011 and 2010, respectively, for the settlements of prior year Medicare and Medicaid cost reports.

Note 7. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy segments.

Intangibles consist of the following, net of amortization:

	March 31,	June 30,
	2011	2010

Healthcare Facilities Segment
Certificates of Need	$80	$80
Noncompetition Agreements	83	83

	163	163
Accumulated Amortization	(84)	(61)

	$79	$102

Specialty Pharmacy Segment
Trade Name	5,400	5,400
Customer Relationships	6,400	6,400
Medicare License	769	769

	12,569	12,569
Accumulated Amortization	(1,718)	(1,280)

	10,851	11,289

Total	$10,930	$11,391

Amortization expense was $153 and $205 for the quarters ended March 31, 2011 and 2010, respectively. Amortization expense was $460 and $615 for the nine months ended March 31, 2011 and 2010, respectively.

Goodwill consists of the following:

	March 31,	June 30,
	2011	2010

Healthcare Facilities Segment	$931	$931
Specialty Pharmacy Segment	6,509	6,509

	$7,440	$7,440

In September 2009, we sold three of our home health businesses for approximately $3,300. Included in the net assets of the three home health businesses sold was $429 of goodwill related to our Healthcare Facilities segment.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	March 31,	June 30,
	2011	2010

Term Loan	$29,523	$30,836
Capital lease obligations	185	51

Total	29,708	30,887
Less current maturities	(29,586)	(1,797)

	$122	$29,090

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

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	March 31,	June 30,
	2011	2010
Carmichael	$2,400	$2,550
Less current maturities	(300)	(300)

	$2,100	$2,250

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

Under the terms of the Credit Facility (see Note 8 – Long-Term Debt), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Loan without permission of the agent for the lenders of the Credit Facility. At June 30, 2010, SunLink was in violation of certain financial covenants of the Credit Facility, but has received a waiver on the restriction of paying the principal and interest due under the Carmichael Loan as long as SunLink is not in violation of the terms of the Credit Facility as modified.

Note 10. – Income Taxes

Income tax benefit of $289 ($281 federal tax benefit and $8 state tax benefit) and income tax expense of $388 ($474 federal tax expense and $86 state tax benefit) was recorded for the three months ended March 31, 2011 and 2010, respectively. Income tax benefit of $1,815 ($2,031 federal tax benefit and $216 state tax expense) and $792 ($870 federal tax expense and $78 state tax benefit) was recorded for the nine months ended March 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2011, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $5,281. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which management estimates will not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset based on management’s estimate that it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

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

Note 13. – Comprehensive Earnings

Our comprehensive earnings include changes in minimum pension liability and, for prior year periods, foreign currency translation adjustments. The foreign currency translation adjustment resulted primarily from the effect of changes in the exchange rates of the UK pound on our prior reserve for our former Housewares Segment (See Note 4. – Discontinued Operations).

Total comprehensive earnings for the following periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net earnings (Loss)	$(314)	$1,646	$(4,848)	$1,618
Other comprehensive income net of tax:
Change in equity due to:
Foreign currency translation adjustments	—	49	—	64

Comprehensive income	$(314)	$1,695	$(4,848)	$1,682

Note 14. – Commitments and Contingencies

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest (including Credit Facility Waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at March 31, 2011 were as follows:

Payments due in:	Long- Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest on Subordinated Outstanding Debt

1 year (2012)	$29,586	$300	$2,699	$2,344	$180
2 years (2013)	70	300	956	10	156
3 years (2014)	52	300	538	5	132
4 years (2015)	—	300	366	—	108
5 years (2016)	—	1,200	244	—	96
5 years +	—	—	760	—	—

	$29,708	$2,400	$5,563	$2,359	$672

At March 31, 2011, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four guarantees have been paid as of March 31, 2011. SunLink expensed $82 and $34 on physician guarantees and recruiting for the three months ended March 31, 2011 and 2010, respectively, and $222 and $355 on physician guarantees and recruiting for the six months ended March 31, 2011 and 2010, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2011.

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

Note 16. – Financial Information By Segments

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the quarter and nine months ended March 31, 2011 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2011
Net Revenues from external customers	$29,685	$12,691	$—	$42,376
Operating profit (loss)	2,135	(155)	(1,232)	748
Depreciation and amortization	917	409	117	1,443
Assets	59,756	25,468	11,903	97,127
Expenditures for property, plant and equipment	511	223	496	1,230

Nine months ended March 31, 2011
Net Revenues from external customers	$86,637	$33,076	$—	$119,713
Operating profit (loss)	3,673	(367)	(4,149)	(843)
Depreciation and amortization	2,753	1,190	345	4,288
Assets	59,756	25,468	11,903	97,127
Expenditures for property, plant and equipment	873	478	589	1,940

	Healthcare Facilities	Specialty Pharmacy	Corporate And Other	Total
Three months ended March 31, 2010
Net Revenues from external customers	$32,053	$11,921	$—	$43,974
Operating profit (loss)	3,470	(176)	(1,664)	1,630
Depreciation and amortization	1,012	411	112	1,535
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	326	141	8	475

Nine months ended March 31, 2010
Net Revenues from external customers	$92,571	$34,182	$—	$126,753
Operating profit (loss)	8,323	6	(4,069)	4,260
Depreciation and amortization	2,999	1,225	334	4,558
Assets	63,564	26,001	15,584	105,149
Expenditures for property, plant and equipment	1,055	537	114	1,706

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Amendment No. 1 Overview

As discussed in Note 1, Basis of Presentation and Restatement, in the Notes to the condensed consolidated financial statements, we have restated our previously issued financial statements for the three and nine months ended March 31, 2011; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-Q/A. We have not undertaken any obligation to publicly update or revise any forward-looking statements except as may be required by law.

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

Upon completion of the mergers, the combined company expects to change its name to Foundation SunLink Healthcare Affiliates, Inc. In addition, it is anticipated that two persons designated by Foundation/New Age will join the board of directors of SunLink. Foundation SunLink is intended to be a premier healthcare facilities company positioned to respond to the changing marketplace developing under healthcare reform. Foundation SunLink’s mission will be to more closely align the interests of physicians, hospitals and related healthcare facilities to improve the quality of care and control healthcare costs in communities it serves. It is anticipated that Foundation SunLink will focus on growth through physician-centric hospitals, surgery centers and related ancillary service providers, including its existing hospitals and surgery centers, plus the aggressive acquisition and development of additional physician-centric hospitals, surgery centers and ancillary service providers nationwide. No definitive agreement was executed in relation to the contemplated mergers.

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

	THREE MONTHS ENDED			NINE MONTHS ENDED
	March 31,			March 31,
	2011	2010	% Change	2011	2010	% Change
Net Revenues - Healthcare Facilities	$29,685	$32,053	-7.4%	$86,637	$92,571	-6.4%
Net Revenues - Specialty Pharmacy	12,691	11,921	6.5%	33,076	34,182	-3.2%

Total Net Revenues	42,376	43,974	-3.6%	119,713	126,753	-5.6%
Costs and expenses	(41,628)	(42,344)	-1.7%	(120,556)	(124,835)	-3.4%
Gain on sale of Home Health businesses	—	—	N/A	—	2,342	N/A

Operating profit	748	1,630	-54.1%	(843)	4,260	-119.8%
Gain on sale of assets	—	—	N/A	—	—	N/A
Interest expense	(1,607)	(832)	93.1%	(5,684)	(2,610)	117.8%
Interest income	2	3	-33.3%	4	12	-66.7%

Earnings (Loss) from continuing operations before income taxes	$(857)	$801	N/A	$(6,523)	$1,662	N/A

Healthcare Facilities Segment:
Admissions	1,455	1,554	-6.4%	3,957	4,408	-10.2%
Equivalent admissions	4,100	4,264	-3.8%	12,167	13,167	-7.6%
Surgeries	499	787	-36.6%	1,831	2,371	-22.8%
Revenue per equivalent admission	$7,231	$7,517	-3.8%	$7,118	$7,031	1.2%

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

Healthcare Facilities Segment

Net revenues for the quarter ended March 31, 2011 were $29,685 with a total of 4,100 equivalent admissions and revenue per equivalent admission of $7,231 compared to net revenues of $32,053 with a total of 4,264 equivalent admissions and revenue per equivalent admission of $7,517 for the quarter ended March 31, 2010. Net revenues for the nine months ended March 31, 2011 were $86,637 with a total of 12,167 equivalent admissions and revenue per equivalent admission of $7,118 compared to net revenues of $92,571 with a total of 13,167 equivalent admissions and revenue per equivalent admission of $7,031 for the nine months ended March 31, 2010.

The following table sets forth the percentage of net patient revenues, excluding EHR incentive reimbursement, from major payor sources for the Company’s hospitals during the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Source
Medicare	41.8%	44.2%	40.9%	39.0%
Medicaid	18.4%	10.8%	15.8%	15.6%
Self pay	11.1%	13.0%	12.9%	13.0%
Commercial Insurance & Other	28.7%	32.0%	30.4%	32.4%

	100.0%	100.0%	100.0%	100.0%

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

We currently have ongoing searches to recruit primary care physicians and general surgeons at four hospitals. During the three and nine months ended March 31, 2011, SunLink expensed $82 and $222, respectively, on physician guarantees and recruiting expenses compared to $34 and $355, respectively, for the same periods last year. In addition, we continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by the hospitals on an as-needed basis, and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

We also have expended approximately $4,856 for capital expenditures to upgrade services and facilities since July 1, 2009.

Specialty Pharmacy Segment

Specialty Pharmacy net revenue for the three months ended March 31, 2011 was $12,691, an increase of $770, or 6.5%, from $11,921 for the three months ended March 31, 2010. The increase was due to an increase in the sale of a seasonal infusion therapy drug from the same period last year. This increased utilization increased Specialty Pharmacy revenue by $1,273 for three months ended March 31, 2011. For the nine months ended March 31, 2011, Specialty Pharmacy net revenue was $33,076, a decrease of $1,106, or 3.2%, from $34,182 for the nine months ended March 31, 2010. The decrease was primarily due to lower sales of pharmacy products, primarily due to the loss of supply arrangements with two long-term care facilities compared to the same period last year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $27,550 and $12,295 for the three months ended March 31, 2011 and 2010, respectively, and $82,964 and $85,423 for the nine months ended March 31, 2011 and 2010, respectively.

	Costs and Expenses As % of Net Revenues		Costs and Expenses As % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Salaries, wages and benefits	45.8%	44.2%	46.3%	45.5%
Provision for bad debts	11.5%	14.9%	12.9%	15.3%
Supplies	9.1%	9.7%	9.6%	10.1%
Purchased services	7.3%	6.3%	7.4%	6.8%
Other operating expenses	14.1%	10.1%	14.4%	11.0%
Rent and lease expense	2.1%	1.9%	2.1%	1.9%
Depreciation and amortization expense	3.1%	3.2%	3.2%	3.3%

Salaries, wages and benefits expense decreased $332 and $1,329 for the three and nine months ended March 31, 2011 as compared to the comparable prior year periods but increased as a percentage of net revenue for the three and nine months ended March 31, 2011 as compared to the comparable prior year periods due to the decrease in net patient revenue.

Supplies decreased in the three months and nine months ended March 31, 2011 due to a decrease in the number of surgery performed as compared to the same periods in the prior year. Surgeries for the three and nine months ended March 31, 2011 were 499 and 1,831, respectively, compared to 787 and 2,371 for the three and nine months ended March 31, 2010, respectively.

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

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,232 and $1,233 for the three months ended March 31, 2011 and 2010, respectively, and $4,149 and $3,617 for the nine months ended March 31, 2011 and 2010, respectively. The increase was primarily due to $483 of severance expense for four corporate employees in the nine months ended March 31, 2011.

Operating Profit

SunLink had an operating profit of $748 for the three months ended March 31, 2011 compared to $1,630 last year. Operating loss for the nine months ended March 31, 2011 was $843 compared to operating profit of $4,260 for the three months ended March 31, 2010. The increase in operating profit for the three months ended March 31, 2011 compared to the prior year period resulted from decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments in the current year slightly offset by decreases in operating expenses. The operating loss in the nine months ended March 31, 2011 compared to operating profit in the prior year period was due to decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments in the current year and non-recurrence of the pre-tax gain on the September 2009 sale of three home health businesses.

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

Income Taxes

Income tax benefit of $289 ($281 federal tax benefit and $8 state tax benefit) and income tax expense of $388 ($474 federal tax expense and $86 state tax benefit) was recorded for the three months ended March 31, 2011 and 2010, respectively. Income tax benefit of $1,815 ($2,031 federal tax benefit and $216 state tax expense) and $792 ($870 federal tax expense and $78 state tax benefit) was recorded for the nine months ended March 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,200 at March 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2011, we have provided a partial valuation allowance against the domestic deferred tax asset so that the net domestic tax asset was $5,281. Based upon management’s assessment that it was more likely than not that a portion of its domestic deferred tax asset (primarily its domestic net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which management estimates will not be utilized. The Company has provided a valuation allowance for the entire amount of the foreign tax asset based on management’s estimate that it is more likely than not that none of the foreign deferred tax assets will be realized through future taxable income or implementation of tax planning strategies.

Loss from continuing operations were $568 ($0.07 loss per fully diluted share) for the quarter ended March 31, 2011 compared to earnings from continuing operations of $413 ($0.05 per fully diluted share) for the quarter ended March 31, 2010. The operating loss in the current year’s quarter resulted from decreased operating profit and increased interest expense from the prior year. Loss from continuing operations was $4,708 ($0.58 loss per fully diluted share) for the nine months ended March 31, 2011 compared to earnings from continuing operations of $870 ($0.11 earnings per fully diluted share) for the comparable period last year. Loss from continuing operations in the current year’s nine months resulted from the decreased revenues of both the Healthcare Facilities and Specialty Pharmacy segments and increased in interest expense in the current year and non-recurrence of the pre-tax gain on the September 2009 sale of three home health businesses.

Earnings from discontinued operations of $254 for the three months ended March 31, 2011 resulted from the Chilton Medical Center earnings from operations of $181, the Memorial Hospital of Adel earnings from operations of $86, partially offset by $13 of losses resulting from domestic pension items relating to discontinued. Loss from discontinued operations of $140 for the nine months ended March 31, 2011 resulted from the Chilton Medical Center loss from operations of $179, Memorial Hospital of Adel loss from operations of $138 and $39 of losses resulting from domestic pension items relating to discontinued operations, partially offset by Mountainside Medical Center earnings from operations of $216 which resulted from litigation settlement,

Net loss for the quarter ended March 31, 2011 was $314 ($0.04 loss per fully diluted share) compared to net earnings of $1,646 ($0.20 earnings per fully diluted share) for the quarter ended March 31, 2010. Net loss for the nine months ended March 31, 2011 was $4,848 ($0.60 loss per fully diluted share) compared to net earnings of $1,618 ($0.20 earnings per fully diluted share) for the nine months ended March 31, 2010.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Healthcare Facilities Adjusted EBITDA	$3,051	$4,482	$6,425	$11,322
Specialty Pharmacy Adjusted EBITDA	254	234	823	1,231
Corporate overhead costs	(1,114)	(1,118)	(3,803)	(3,735)
Taxes and interest expense	(1,253)	(1,590)	(3,781)	(3,492)
Other non-cash expenses and net change in operating assets and liabilities	(2,253)	(465)	(2,373)	(3,744)

Net cash provided by operations	$(1,315)	$1,543	$(2,709)	$1,582

Liquidity and Capital Resources

We generate cash from operations predominately from the operating profit of our two business segments, the Healthcare Facilities and Specialty Pharmacy segments. Working capital requirements, including capital expenditures, are generally funded with cash from operations. During the nine month period ended March 31, 2011, we funded our operating cash usage of $2,709 (compared to $1,582 of cash provided by operations during the comparable period last year) with increased borrowing under the Revolving Loan portion of our Credit Facility. The cash usage resulted from the increased interest expense under SunLink’s $47,000 seven-year senior secured credit facility entered into April 23, 2008 (the “Credit Facility”) and fees paid with respect to the terms of the waiver agreement entered into September 27, 2010 (the “Credit Facility Waiver”) in connection with the waiver of non-compliance with certain financial covenants in the Credit Facility, partially offset by non-cash expenses of depreciation and amortization and increased third party payor settlements.

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

We expended $1,940 for capital improvements during the nine months ended March 31, 2011 and expect to spend approximately $650 during the remainder of this fiscal year. We believe attractive and up-to-date physical facilities assist in recruiting quality staff and physicians, as well as attracting patients, and the capital expenditures related primarily to imaging and surgical equipment for the Healthcare Facilities segment and durable medical equipment for rent and delivery equipment for the Specialty Pharmacy segment.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest (including Credit Facility Waiver fees and scheduled increases in interest rates) on outstanding debt from continuing operations at March 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest On Outstanding Debt	Interest On Subordinated Outstanding Debt

1 year (2012)	$29,586	$300	$2,699	$2,344	$180
2 years (2013)	70	300	956	10	156
3 years (2014)	52	300	538	5	132
4 years (2015)	—	300	366	—	108
5 years (2016)	—	1,200	244	—	96
5 years +	—	—	760	—	—

	$29,708	$2,400	$5,563	$2,359	$672

At March 31, 2011, SunLink had guarantee agreements with four physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his/her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the four guarantees have been paid as of March 31, 2011. SunLink expensed $82 and $34 on physician guarantees and recruiting for the three months ended March 31, 2011 and 2010, respectively, and $222 and $355 on physician guarantees and recruiting for the six months ended March 31, 2011 and 2010, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2011.

At March 31, 2011, we had outstanding long-term debt and subordinated debt of $32,108 of which $29,523 was incurred under the SunLink 2008 Credit Facility, $2,400 was incurred under the subordinated loan, and $185 was related to capital leases. Also outstanding at March 31, 2011 was a revolving line of credit loan of $4,900.

Discontinued Operations

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012 Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. Pursuant to the management agreement, the Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended March 31, 2011 and 2010 and as of June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We seek to maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons set forth below under “Restatement,” our disclosure controls and procedures were not effective as of June 30, 2011. In addition, our chief executive officer and chief financial officer also have reevaluated the conclusions regarding our disclosure controls and procedures for other prior periods and have concluded that our disclosure controls and procedures were not effective as of: the quarterly period ended March 31, 2011, the quarterly period ended September 30, 2011 and the quarterly period ended December 31, 2011 for the same reason.

Restatement

The Health Information Technology for Economic and Clinical Health Act, promulgated as part of the American Recovery and Reinvestment Act of 2009, provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record technology. Each of SunLink’s five operating hospitals and its formerly owned Chilton Medical Center (“Chilton”) and its held-for-sale Memorial Hospital of Adel (“Adel”) registered for the program with CMS and, on April 18, 2011, all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year. The Company has also successfully attested to the meaningful use requirements for Medicaid programs for its five operating hospitals as have Chilton and Adel. The Company has the right to receive 75% of EHR received by Chilton under a 2011 sale agreement. The Company has received approximately $7,731 in Medicare EHR incentive funds and approximately $2,169 in Medicaid EHR incentive funds to date, which includes Adel’s funds. The Company also has received approximately $790 Medicare EHR incentive funds and approximately $188 Medicaid HER incentive funds to date from Chilton.

For Medicare and Medicaid EHR incentive payments prior to the beginning of the quarter ended December 31, 2011, SunLink followed what it considered the existing accounting guidance and utilized a grant accounting model to recognize these incentive payments. Under this accounting policy, EHR incentive payments were recognized as revenues when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and were recognized ratably over the relevant cost report period to determine the amount of reimbursement. This accounting policy was specifically reviewed on several occasions in the past by the Company’s management and the Audit Committee of the Company’s Board of Directors. In addition, the Company’s believed its practices were similar to those being used by other healthcare companies.

During the quarter ended December 31, 2011, SunLink became aware of what it understood to be the position of the staff (“Staff”) of the SEC regarding incentive reimbursement accounting for public companies. The Company gained such knowledge from its review of filings of other public companies and the issues analysis paper issued by the Healthcare Financial Management Association in December 2011. In light of what the Company understood were the Staff’s views, the Company elected to apply such interpretation of accounting for the EHR incentive reimbursement to future transactions beginning with the quarter ended December 31, 2011. Accordingly, the Company changed its recognition policy to a gain contingency accounting model for incentive payments recognized after October 1, 2011 based upon the Company’s understanding of the informal guidance provided by the SEC and certain other non-authoritative guidance. SunLink also reclassified the incentive payment income to a line item in the Costs and Expense category of the Consolidated Statement of Earnings and Loss and is reclassifying herein the amounts previously reported as revenue as a line item in the Costs and Expense category of the consolidated Statement of Earnings and Loss for previously reported periods presented in this and other applicable amended periodic reports. Under the gain contingency based model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied and compliance with the EHR meaningful use criteria have been attested to. For recognition of Medicaid EHR incentive payments, recognition of the payments will be at the time of attestation to EHR meaningful use criteria since Medicaid payments for the states in which the Company operates are based upon historical cost report information with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition is being deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.

On February 2, 2012, the Company received a letter from the Staff of the SEC with respect to the Staff’s review of, and comments on, the Company’s Form 10-K for the fiscal year ended June 30, 2011 (the “Form 10-K”) and the Company’s Form 10-Q for the fiscal quarter ended September 30, 2011 (the “Form 10-Q”). Following correspondence and other communications with the Staff, on April 24, 2012, SunLink received correspondence from the Staff asserting the Staff’s view that, among other things, the Company’s prior accounting for EHR incentive payments should have been on a contingency based model rather than the grant model being utilized. Subsequent to the Company’s receipt of the Staff’s April 2012 letter and following additional consultation by management with the Company’s independent registered public accounting firm and the Audit Committee of the Company’s Board of Directors, SunLink concluded that, in light of Accounting Standards Codification 450-30, “Gain Contingencies”, (“ASC 450-30”) and the existing non-authoritative guidance, it will use the gain contingency based model for recognition of EHR payments rather than the grant model in order for the Company’s financial statements to be reported in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management determined and the Audit Committee concurred that the Company should report on Form 8-K (filed on May 8, 2012) that the Company’s historical financial statements with respect to EHR incentive payments should no longer be relied upon and that the Company’s applicable periodic reports should be amended and its historical financial statements restated to reflect the gain contingency based model for recognition of EHR incentive payments. Such restatements of SunLink’s financial statements did not and will not affect the amount or the timing of receipts of past or future Medicare and Medicaid EHR incentive payments.

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, an “Audit of Internal Control over Financial Reporting Performed in Conjunction with Audit of Financial Statements”, restatement of financial statements in prior filings with the SEC is said to be a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that, because its historical financial statements required restatement in light of ASC 450-30 such that treatment of the EHR incentive payments be based upon the contingency based model, a material weakness existed in the effectiveness of the Company’s internal controls to provide reasonable assurance that its accounting for EHR incentive payments was in accordance with GAAP as of the date of the Company’s annual report on Form 10-K for the period ended June 30, 2011, and as of the date of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2011, Form 10-Q for the period ended September 30, 2011 and quarterly report on Form 10-Q for the period ended December 30, 2011 and assuming it should have used the gain contingency based model, to this extent, its internal control over financial reporting was not effective.

This annual report (restated) does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness in Internal Control

As noted under “Restatement” above, we identified a material weakness in our accounting for EHR incentive payments as a result of our use of the grant method rather than the gain contingency method for accounting for EHR incentive payments. The change from the grant model to the gain contingency model required that previously issued financial statements of the Company be restated. The Company believes that it has implemented procedures which will remediate for future periods such material weakness in internal controls resulting by reason of our accounting for EHR incentive payments on the grant method rather than the gain contingency method.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes during the quarter ended March 31, 2011, or in the other periods referred to above, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceeding previously reported in SunLink’s Quarterly Report on Form 10-Q for the period ended December 31, 2010.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q/A and in “MD&A – Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, except as discussed in “MD&A – Corporate Business Strategy” and “MD&A – Discontinued Operations” in Item 2 of this Form 10-Q/A, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q/A, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

10.1	Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011. (incorporated by reference from the Company’s report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.2	Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011. (incorporated by reference from the Company’s report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 21, 2012