Form 10-K/A
period 2011-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2012-05-21
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on May 21, 2012, there were 9,447,949 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2010 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $7,323,000.

EXPLANATORY NOTE

UPDATE

This Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Original 10-K”) of SunLink Health Systems, Inc. (“we”, “our”, “us”, “SunLink” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2011, in response to comments issued by the SEC and to clarify certain prior disclosures. This Form 10-K/A contains changes to the Cover Page; Part I—Item 1 (Business); Part I—Item 6 (Selected Financial Data); Part II—Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); Part II—Item 8 (Financial Statements and Supplementary Data); Part II—Item 9A (Controls and Procedures) and Part IV—Item 15 (Exhibits, Financial Statement Schedules). In an unrelated matter, this Form 10-K/A also reflects the retroactive reclassification of financial information with respect to the reclassification of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively, “Adel”) to discontinued operations (“Discontinued Operations Reclassification”) as a result of the Company’s decision in the quarter ended March 31, 2012 to sell such operations and the entry by the Company and its HealthMont of Georgia, Inc. subsidiary, on March 8, 2012, into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective as of March 1, 2012 (the “Adel Sale Agreement”) to sell substantially all of the assets of Adel to the Buyer for approximately $8,300.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the text of Exhibits 31.1 and 31.2 has been amended to reflect SEC comments. Part IV—Item 15 has not been amended in any respect from the Original 10-K, except for the amended text of the aforementioned Exhibits.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the Original 10-K to reflect events that have occurred subsequent to the filing date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

History

We are an Ohio corporation and were incorporated in June 1959. In fiscal 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. On October 3, 2003, we acquired two additional hospitals through our acquisition of HealthMont, Inc. In June 2004, we sold our Mountainside Medical Center (“Mountainside”) facility, a 35-bed hospital located in Jasper, GA. In April 2008, our SunLink ScriptsRx, LLC subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas. In September 2009, we sold three of our home health businesses. In March 2011, we sold our Clanton Hospital (“Clanton”) operations but retained ownership of the hospital building, which is leased to the buyer of Clanton.

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

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a to be agreed conversion price, such conversion to be effected upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants would not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants after the mergers.

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

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia, in each case, paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. The Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

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

As noted above, we currently have an agreement to sell Adel which we expect to close in the first fiscal quarter of 2013. From time to time we may consider the additional dispositions of one or more of our healthcare facilities, service lines or business segments, particularly if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

Healthcare Facilities Operations

SunLink’s Healthcare Facilities Segment is composed of three operational areas:

•	Our five community hospitals;

•	Our two nursing homes, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	One hospital related home health agency, which operates for a corresponding SunLink community hospital;

In addition, we own one hospital facility which is leased to a third party, which owns the hospital license for the facility, with an option to purchase.

Through our subsidiaries, we operate a total of five community hospitals in three states. Four of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 282 licensed beds. We also own one 60 licensed bed hospital building that is leased to a third party with an option to purchase at the end of the lease. In connection with our community hospital operations in certain communities, we also operate (a) two nursing homes located in two states: each of our current nursing homes is located adjacent to our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 166 licensed beds.

Owned and Leased Hospitals

All of our hospitals which we operate are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our six community hospitals which we currently own:

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

We also own Memorial Hospital of Adel, located in Adel, Cook County, Georgia, which is a JCAHO accredited 60-licensed-bed, acute-care hospital and Memorial Convalescent Center, which is a 95-bed skilled nursing facility. Memorial Hospital of Adel is the only hospital in Cook County. As discussed above, we have an agreement to sell both the hospital and the nursing facility and we currently expect to close such sale in the first fiscal quarter of 2013. We also own the Chilton Medical Center (“Chilton”) hospital building located in Clanton, Chilton County, Alabama which we lease to a third party. Chilton is a 60-licensed-bed, JCAHO accredited, acute-care hospital. The third party has the option to purchase the facility. Chilton is the only hospital in Chilton County.

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

	Fiscal Years Ended June 30,
	2011
	(restated)	2010	2009
Hospitals owned or leased at end of period	5	5	5
Licensed hospital bed (at end of period)	282	282	282
Hospital beds in service (at end of period)	223	223	223
Nursing home beds in service (at end of period)	166	166	166
Admissions	5,226	5,814	6,393
Equivalent Admissions (1)	16,118	17,511	17,477
Average Length of Stay (2)	3.5	3.6	3.5
Patient days	18,521	21,073	22,635
Adjusted patient days (3)	56,270	62,288	60,895
Occupancy rate (% of licensed beds)(4)	17.99%	20.47%	21.99%
Occupancy rate (% of beds in service)(5)	22.75%	25.89%	27.81%
Net patient service revenues (in thousands)	$114,460	$123,712	$116,831
Net outpatient service revenues (in thousands)	$52,712	$61,476	$57,610
Net revenue per equivalent admissions	$7,101	$7,065	$6,685
Net outpatient service revenues (as a % of net patient service revenues)	46.05%	49.69%	49.31%

As discussed in Note 1.—Basis of Presentation and Restatement, in the Notes to the consolidated financial statements, we have restated our previously issued financial statements for the fiscal year ended June 30, 2011; accordingly, all amounts in the table have been adjusted to the extent required by such restatement.

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

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	72.9%	73.0%	73.1%
Medicaid	10.2%	9.3%	8.1%
Private and Other Sources	16.9%	17.7%	18.8%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	40.9%	38.9%	39.5%
Medicaid	12.6%	11.6%	14.5%
Private and Other Sources	46.5%	49.5%	46.0%

	100.0%	100.0%	100.0%

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

Adoption of Electronic Health Records

Electronic Health Records (“EHR”) incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information needed for the full cost report year used for the final calculation of the EHR incentive reimbursement payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

Attestation of Medicare meaningful use requirements for the first year (October 1, 2010—September 30, 2011) began on April 18, 2011. Each of SunLink’s five hospitals and its formerly owned Chilton Medical Center registered for the program with CMS and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year. The Company has received $6,597 in EHR Medicare incentive reimbursements for the five hospitals and $790 for its formerly owned Chilton Medical Center for the fiscal year ended June 30, 2011.

The Company has also successfully attested to the meaningful use requirements for Medicaid program for its Mississippi hospital. The Company accrued Medicaid EHR reimbursement for Mississippi in the amount of $277. We intend to attest for EHR meaningful use under state Medicaid programs for Georgia and Missouri when the program are established by those states.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 15, 2011, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	62
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	52
A. Ronald Turner	Chief Operating Officer	65
Byron D. Finn	President—SunLink ScriptsRx, LLC	61
Jack M. Spurr, Jr.	Vice President, Hospital Financial Operations	66

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

PART II

Item 6.	Selected Financial Data

As discussed in Note 1.—Basis of Presentation and Restatement, in the Notes to the consolidated financial statements, we have restated our previously issued financial statements for the fiscal year ended June 30, 2011; accordingly, all amounts in the table have been adjusted to the extent required by such restatement.

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

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2011	2010	2009	2008	2007
Net Revenues	$154,380	$166,322	$162,961	$123,946	$112,998
Earnings (loss) from continuing operations	(15,416)	(422)	611	1,435	2,006
Net earnings (loss)	(16,103)	102	912	1,616	1,396
Earnings (loss) per share from continuing operations
Basic	(1.90)	(0.05)	0.08	0.19	0.27
Diluted	(1.90)	(0.05)	0.08	0.18	0.26
Net earnings per share:
Basic	(1.99)	0.01	0.11	0.21	0.19
Diluted	(1.99)	0.01	0.11	0.21	0.18
Total Assets	91,830	98,490	107,383	111,624	77,814
Long-term debt, including current maturities	31,752	33,437	35,545	37,963	8,534
Shareholders’ equity	$26,068	$42,692	$42,392	$40,244	$36,024

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

As discussed in Note 1.—Basis of Presentation and Restatement, in the Notes to the consolidated financial statements in Item. 8, we have restated our previously issued financial statements for the fiscal year ended June 30, 2011; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. For a listing and a discussion of such factors, which could cause actual results, performance and achievements to differ materially from those anticipated, see Certain Cautionary Statements—Forward Looking Information and Item 1A included in the Form 10-K for the fiscal year ended June 30, 2011 filed September 26, 2011.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K /A for the fiscal year ended June 30, 2011, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

If net revenues during fiscal year 2011 were changed by 1%, our 2011 after-tax income from continuing operations would change by approximately $1,019 or diluted earnings per share of $0.15.

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

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Our provision for bad debts, included in our results of operations, was as follows : 2011—$16,841; 2010—$20,364; and 2009—$16,901	In general, we utilize the following steps in collecting accounts receivable: if possible, cash collection of all or a portion of deductibles, co-payments and self-pay accounts prior to or at the time service is provided; billing and follow-up with third party payors; collection calls; utilization of collection agencies; sue to collect if the patient has the means to pay and chooses not to pay; and if collection efforts are unsuccessful, write off the accounts.

Receivables-net and Provision for Bad Debts (continued)

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

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$3,315	$343	$241	$172	$68	$49	$257	$4,445
Commercial	2,361	592	315	178	118	76	383	4,023
Medicaid	1,777	375	281	182	112	107	460	3,294
Self Pay	187	168	145	94	62	40	213	909

	$7,640	$1,478	$982	$626	$360	$272	$1,313	$12,671

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

Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 84.1%, 82.4% and 86.8% of our revenues during the years ended June 30, 2011, 2010 and 2009, respectively, relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—40.9%;

Medicaid—12.6%; and

Commercial insurance—30.6%.

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

2011—$709;

2010—$1,201; and

2009—$394.

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

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	If our overall estimated contractual discount percentage on all of our commercial revenues during 2011 were changed by 1%, our 2011 after-tax income from continuing operations would change by approximately $231. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has two reportable business segment with goodwill. Our goodwill by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

In accordance with FASB Accounting Standards Codification 350-10, “Intangibles—Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, our estimate of fair value is based on the income approach, which estimates the fair value based on our future discounted cash flows. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. If we determine the carrying value of goodwill or other intangible assets to be impaired, then we reduce the carrying value.

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
	2011	2010
Healthcare Facilities	$931	$931
Pharmacy	461	6,509

	$1,392	$7,440

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

The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

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

	2011	2010
Healthcare Facilities
Certificates of Need	$80	$80
Noncompetition agreements	83	83

	163	163
Accumulated amortization	(91)	(61)

	$72	$102

Pharmacy
Trade name	$2,000	$5,400
Customer relationships	1,089	6,400
Medicare License	769	769

	3,858	12,569
Accumulated amortization	(453)	(1,280)

	$3,405	$11,289

Total	$3,477	$11,391

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2008 to February 28, 2009, March 1, 2009 to February 2010, March 1, 2010 to February 28, 2011 and March 1, 2011 to February 28, 2012 our self-insured retention level was $1,000 on individual malpractice claims.

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

2011—$11,632; and

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

Our deferred tax assets are $13,710 and our deferred tax liabilities are $0 at June 30, 2011, excluding the impact of valuation allowances. The Company believes that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable loss for 2011, we would incur approximately $1,292 of additional tax benefit for 2011 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	Years Ended June 30,
	2011	2010	2009
Net Revenues—Healthcare Facilities	$114,460	$123,360	$116,831
Net Revenues—Specialty Pharmacy	39,920	42,962	46,130

Total Net Revenues	154,380	166,322	162,961
Costs and expenses	(157,630)	(165,005)	(157,686)
Impairment of goodwill and intangible assets	(13,347)	—	—
Impairment of construction in progress	—	(1,202)	(433)
Gain on Sale of Home Health businesses	—	2,342	—

Operating Profit	(16,597)	2,457	4,842
Interest Expense	(7,433)	(3,471)	(3,765)
Interest Income	5	14	50
Gains of sale of assets	—	—	180

Earnings (loss) from continuing operations before income taxes	$(24,025)	$(1,000)	$1,307

Healthcare Facilities Segment:
Admissions	5,226	5,814	6,393

Equivalent Admissions	16,118	17,511	17,477

Surgeries	2,400	3,110	2,926

Revenue per Equivalent Admission	$7,092	$7,045	$6,685

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

Healthcare Facilities Segment

Net revenue for the year ended June 30, 2011 were $114,460 with a total of 16,118 equivalent admissions and revenues per equivalent admission of $7,092 compared to net revenues of $123,260, a total of 17,511 equivalent admissions and revenues per equivalent admission of $7,045 for the year ended June 30, 2010.

The 7.2% decrease in net revenues for the year ended June 30, 2011 was due primarily to decreased Medicare, self-pay, and commercial and other revenues offset by increases in Medicaid revenues Medicaid net revenues increased less than 1% from the prior year. Net revenues for the fiscal year ended June 30, 2011 included revenues of $709 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $1,201 for the fiscal year ended June 30, 2010. Net revenue for the fiscal year ended June 30, 2011 and 2010, included net revenues of $3,461 and $4,803 respectively, from state indigent care programs. Net outpatient service revenues decreased $8,764, a 14.3% decrease from last year to $52,712, and decreased to 46.1% of net revenues from 49.8% last year.

Net revenues for the year ended June 30, 2010 were $123,360 with a total of 17,511 equivalent admissions and revenues per equivalent admission of $7,045 compared to net revenues of $116,831, a total of 17,477 equivalent admissions and revenues per equivalent admission of $6,685 for the year ended June 30, 2009. The 5.6% increase in net revenues for the year ended June 30, 2010 was due primarily to increased Medicare, self pay and commercial and other revenues offset by decreases and Medicaid revenues, a 5.7% increase in net revenues per equivalent admission and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2010 included revenues of $1,201 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $394 for the fiscal year ended June 30, 2009. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 41.5% in the fiscal year ended June 30, 2010 and commercial revenues increased 2.2%. Net outpatient service revenues increased $3,866, a 6.7% increase from the prior year to $61,476, and increased to 49.8% of net revenues from 49.3% the prior year.

The recruitment of new doctors and spending for capital improvements have contributed to the increase in Healthcare Facilities net revenues in the years ended June 30, 2011, 2010 and 2009, respectively. We experienced a net loss of five doctors during the fiscal year ended June 30, 2011, added two net new doctors during the fiscal year ended June 30, 2010, and added two net new doctors during the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2011, SunLink expensed $278 on physician guarantees and recruiting expenses compared to $458 last year. We also have expended approximately $5,957 for capital expenditures to upgrade services and facilities since July 1, 2008. We believe the upgraded services and facilities contributed to the increase in net revenue per equivalent admission for the years ended June 30, 2011 and 2010, respectively, compared to the prior years. We continue to seek increased patient volume by attracting additional physicians to our hospitals, upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2011	2010	2009
Source
Medicare	40.9%	38.9%	39.5%
Medicaid	12.6%	11.6%	14.5%
Self pay	15.9%	17.6%	13.2%
Commercial Insurance & Other	30.6%	31.9%	32.8%

	100.0%	100.0%	100.0%

The decrease in net revenues for the year ended June 30, 2011 was due to decreased Medicare self-pay and commercial insurance and other revenues only slightly offset by a less than 1% increase in Medicaid. Medicare net revenues decreased $1,266, a 2.6% decrease from last year. Medicaid net revenues increased $93, a 0.6% increase from last year, and increased 1.0% as a percentage of total net revenues in fiscal year 2011 compared to fiscal year 2010. Commercial insurance and other decreased $4,307, an 11.0% decrease from last year and decreased to 30.6% of net revenues from 31.9% last year. Self-pay revenues decreased $3,569, a 16.4% decrease from last year and decreased to 15.9% of net revenues from 17.6% last year. The changes were due primarily to increased patients without medical insurance and increased deductibles and co-insurance required for insured patients.

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

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $111,028, $117,762, and $108,403, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2011	2010	2009
Salaries, wages and benefits	46.9%	44.8%	45.6%
Provision for bad debts	13.6%	15.3%	13.4%
Supplies	9.5%	9.8%	9.5%
Purchased services	7.5%	6.8%	7.0%
Other operating expenses	14.2%	12.6%	11.3%
Rent and lease expense	2.2%	1.9%	1.9%
Depreciation and amortization expense	3.2%	3.3%	3.7%

Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2011 compared to the prior year due to lower net patient revenues in the current year. Salaries, wages and benefits expense decreased by $1,662, or 3.0% in year ended June 30, 2011 due to the lower staffing levels needed for the lower patient volume.

Provision for bad debts decreased as a percentage of net revenue in the year ended June 30, 2011 compared to the prior year due lower self-pay net revenues. Self-pay revenues decreased $3,569 or 16.4% in the current fiscal year. Provision for bad debts increased as a percentage of net revenue in the year ended June 30, 2010 compared to the prior year due to fewer people being eligible for Medicaid due to more stringent Medicaid requirements, increased coinsurance and deductible amounts that insured persons have to pay, overall decreased collections as a percentage of revenues and higher self-pay net revenues. Self-pay revenues increased $6,385 or 41.5% in the fiscal year 2010.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2011 compared to the prior year due to increased insurance expense. The increase in other operating expenses was also due to recording a new healthcare provider tax for our three Georgia healthcare facilities as other expense. Provider tax recorded in other expense was $2,659 and $2,162 for the fiscal years ended June 30, 2011 and 2010, respectively. States in which the Company operates hospitals have imposed and increased their provider tax in the last two years.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2010 compared to the prior year due to recording state provider tax as other expense in 2010. For the fiscal year ended June 30, 2010, the Missouri and Mississippi hospitals paid state provider tax totaling $2,162 which is included in other operating expenses as opposed to Medicaid contractual allowances where they had been classified in prior years. The reclassification was done to more properly show these taxes as expenses for providing patient care.

Depreciation and amortization expense was $3,675, $4,040, and $4,266 for the years ended June 30, 2011, 2010 and, 2009, respectively. The decrease in fiscal year 2011 depreciation and amortization expense compared to fiscal year 2010 resulted from assets being fully depreciated in the current year as compared to prior years.

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

Operating Profit

Operating loss was $16,597 for the year ended June 30, 2011 and operating income was $2,457 and $4,842 for the years ended June 30, 2010 and, 2009, respectively. The operating loss in the year ended June 30, 2011 compared to the prior year was due to an impairment charge of $6,508 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment and lower operating profit due to the decrease in net revenues for the Healthcare Facilities and Specialty Pharmacy Segments. The decrease in operating profit in the year ended June 30, 2010 compared to the prior year was due to a decrease in net revenues for the Specialty Pharmacy Segment, an increase in cost and expenses, especially provision for bad debts and other operating expenses and an increase in the impairment of construction in process offset by the gain on sale of three home health businesses included in operating profit.

Interest expense was $7,433, $3,471, and $3,765 for the years ended June 30, 2011, 2010 and, 2009, respectively. The increase in fiscal years 2011 interest expense resulted from $1,485 in waiver fees paid as required under the Credit Facility Waiver, $990 of increased deferred financing cost amortization this year resulting from the change in the termination date of the Credit Facility from April 2017 to September 2011 and increased rates charged as a result of the Credit Facility Waiver. As of June 30, 2011 and 2010, our outstanding balance on our credit agreement was $31,853 and $33,386, respectively. The outstanding balance on our revolving line of credit was $5,300 and $0 as of June 30, 2011 and 2010, respectively.

We recorded income tax benefit of $8,609 ($8,188 federal tax benefit and $421 state tax benefit) for the year ended June 30, 2011 compared to income tax benefit of $578 ($420 federal tax benefit and $158 state tax benefit) for the year ended June 30, 2010 and income tax expense of $696 ($682 federal and $14 state tax expense) for the year ended June 30, 2009. The $8,609 tax benefit for the year ended June 30, 2011 included a $7,775 deferred tax benefit. The deferred tax benefit resulted primarily from impairment of goodwill and intangible assets of $13,347 pre-tax of the Specialty Pharmacy Segment and the receipt of Medicare EHR incentive reimbursement payments of $8,521 which were included in taxable income in the current year but which were deferred from inclusion in pre-tax income this year. The $578 federal tax benefit for the year ended June 30, 2010 included a $1,495 deferred tax benefit. The $696 federal tax expense for the year ended June 30, 2009 included a $1,428 deferred tax benefit. We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at June 30, 2011. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,078 of our $13,710 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized.

Loss from continuing operations was $15,416 ($1.90 loss per fully diluted share) for the year ended June 30, 2011 compared to loss from continuing operations of $422 ($0.05 loss per fully diluted share) for the year ended June 30, 2010 and earnings from continuing operations of $611 ($0.08 per fully diluted share) for the year ended June 30, 2009. Loss from continuing operations in fiscal 2011 resulted from an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment, decreased net revenues for the Specialty Pharmacy Segment and an increase in interest expense. Loss from continuing operations in fiscal 2010 resulted from an increase in cost and expenses, especially provision for bad debts, other operating expenses and the increased impairment of construction in progress partially offset by the gain on sale of three home health businesses included in operating profit. Earnings from continuing operations in fiscal 2009 decreased from fiscal 2008 due to increased operating profit which resulted from settlements and filings of prior year Medicare and Medicaid cost reports and the reversal of the lease guarantee obligation recorded during the Healthmont acquisition.

Loss from discontinued operations of $687 for the year ended June 30, 2011 primarily resulted from $524 of loss after tax on the operations of the held for sale Memorial of Adel hospital (“Adel”), $228 of earnings after tax expense attributable to our former Mountainside operations, due to the settlement of a lawsuit, $55 of losses after tax benefit resulting from domestic pension items and $336 of losses after tax expense from our formerly owned Chilton Medical Center resulting from $724 of pre-tax loss from operations offset by $438 related to the pre-tax gain on the sale of the operations of Chilton Medical Center. Earnings from discontinued operations of $524 for the year ended June 30, 2010 primarily resulted from $1,493 of after tax expense attributable to our former Mountainside operations, $436 of loss after tax on the operations of Adel, $400 of losses after tax benefit attributable to our former KRUG UK operations, primarily due to legal expenses, $61 of losses after tax benefit resulting from domestic pension items and $72 of losses after tax benefit from operations of our formerly owned Chilton Medical Center. Earnings from discontinued operations of $301 for the year ended June 30, 2009 resulted from $77 of losses after tax benefit from Mountainside, $194 of earnings after tax on the operations of Adel, $135 of losses after tax benefit from KRUG UK, primarily due to legal expenses, $33 of losses after tax benefit resulting from domestic pension items offset by $262 of earnings after tax expense from operations of our formerly owned Chilton Medical Center.

Net loss for the year ended June 30, 2011 was $16,103 ($1.99 loss per fully diluted share) compared to net earnings of $102 ($0.01 per fully diluted share) for the year ended June 30, 2010 and $912 ($0.11 per fully diluted share) for the year ended June 30, 2009.

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

	Years ended June 30,
	2011	2010	2009

Healthcare Facilities Adjusted EBITDA	$7,037	$12,435	$13,144
Specialty Pharmacy Adjusted EBITDA	446	1,215	3,394
Corporate overhead costs	(5,036)	(5,069)	(5,017)
Taxes and net interest expense	1,298	(2,814)	(4,668)
Other non-cash expenses and net changes in operating assets and liabilities	1,034	(1,839)	(2,423)

Net cash provided by operations	$4,779	$3,928	$4,430

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

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt

1 year	$1,814	$300	$2,573	$3,079	$188
2 years	27,409	300	1,134	1,343	164
3 years	32	300	668	1	140
4 years	—	1,597	514	—	64
5 years	—	—	370	—	—
More than 5 years	—	—	700	—	—

	$29,255	$2,497	$5,959	$4,423	$556

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

Sarbanes-Oxley Section 404

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”) enacted under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 8.	Financial Statements and Supplementary Data.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we originally carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and originally concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Amendment No. 1 to our Annual Report on Form 10-K/A, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Amendment No. 1 to our Annual Report on Form 10-K/A, our chief executive officer and chief financial officer concluded that, for the reasons set forth below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of June 30, 2011. In addition, our chief executive officer and chief financial officer also have reevaluated the conclusions regarding our disclosure controls and procedures for other prior periods and have concluded that our disclosure controls and procedures were not effective as of: the quarterly period ended March 31, 2011, the quarterly period ended September 30, 2011 and the quarterly period ended December 31, 2011 for the same reason.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K/A. The consolidated financial statements contained herein were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

In SunLink’s annual report on Form 10-K filed on September 27, 2011, based on management’s evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management originally concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes during the quarter ended June 30, 2011, or in the other periods referred to above, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weakness

As noted under “Management’s Report on Internal Control Over Financial Reporting” above, we identified a material weakness in our accounting for EHR incentive payments as a result of our use of the grant method rather than the gain contingency method for accounting for EHR incentive payments. The change from the grant model to the gain contingency model required that previously issued financial statements of the Company be restated. The Company believes that it has implemented procedures which will remediate for future periods such material weakness in internal controls resulting by reason of our accounting for EHR incentive payments on the grant method rather than the gain contingency method.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K/A.

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

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2011, 2010 and 2009.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II Valuation and Qualifying Accounts                                                                             At page 61 of this Report

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

(b) Exhibits

The following exhibits are filed with this Form 10-K/A or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

2.1	Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed April 14, 2004). (Commission File No. 04731963)

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 10, 2004). (Commission File No. 04582922)

10.1*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.2*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.4	Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.5*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.6	Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.7*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.8	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.9*	Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.10	Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.11*	Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.12	Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.13	Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010). (Commission File No. 101119914)

10.14	Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.15	Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.16	Third Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated July 28, 2011 (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed August 1, 2011). (Commission File No. 111000498)

10.17	Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.18*	Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.19*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

21.1	List of Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of May, 2012.

SUNLINK HEALTH SYSTEMS, INC.

By:	/S/ MARK J. STOCKSLAGER
Mark J. Stockslager
Chief Financial Officer and Principal Accounting Officer (principal accounting officer)

May 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and for each of the years in the three-year period ended June 30, 2011 and have issued our report thereon dated May 21, 2012; such consolidated financial statements and report are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2011. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

May 21, 2012

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 30, 2011	$14,725	$19,690	$(2,305)	$(19,793)	$12,317
Year Ended
June 30, 2010	$12,795	$22,592	$—	$(20,662)	$14,725
Year Ended
June 30, 2009	$14,138	$20,934	$—	$(22,277)	$12,795

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended
June 30, 2011	$1,350	$4,515	$—	$(3,778)	$2,087
Year Ended
June 30, 2010	$2,724	$(1,495)	$—	$121	$1,350
Year Ended
June 30, 2009	$2,810	$(1,428)	$—	$1,342	$2,724

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement, dated April 9, 2004, by and among Piedmont Mountainside Hospital, Inc., Piedmont Medical Center, Inc., Southern Health Corporation of Jasper, Inc., Southern Health Corporation, SunLink Healthcare Corp. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed April 14, 2004). (Commission File No. 04731963)

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 8, 2004, between SunLink Health Systems, Inc. and Wachovia Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 10, 2004). (Commission File No. 04582922)

10.1*	2001 Long-Term Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.2*	2001 Outside Directors’ Stock Ownership and Stock Option Plan (incorporated by reference from Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

10.3*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.4	Stock Purchase Agreement among SunLink Homecare Services, LLC, Carmichael’s Cashway Pharmacy, Inc., Theodore S. Carmichael and Judy Chiasson Carmichael dated April 22, 2008 (the “Carmichael Agreement”) (incorporated by reference from Exhibit 10.28 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.5*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.6	Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated April 23, 2008 (incorporated by reference from Exhibit 10.29 of the Company’s Report on Form 8-K filed April 29, 2008). (Commission File No. 08787122)

10.7*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.8	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.9*	Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.10	Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.11*	Executive Bonus Plan for 2009 (incorporated by reference from Exhibit 10.13 of the Company’s Report on Form 8-K filed November 18, 2008). (Commission File No. 081199137)

10.12	Letter Agreement regarding the Carmichael Agreement dated March 3, 2009 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed March 30, 2009). (Commission File No. 09696285)

10.13	Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010). (Commission File No. 101119914)

10.14	Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.15	Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.16	Third Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated July 28, 2011 (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed August 1, 2011). (Commission File No. 111000498)

10.17	Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.18*	Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.19*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

21.1	List of Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

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

As discussed in Note 1, the previously issued consolidated financial statements as of and for the year ended June 30, 2011 were restated for the correction of an error.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

May 21, 2012

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND 2010

	2011	2010
	(Restated—See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,250	$1,704
Receivables—net	16,302	16,036
Inventory	4,371	4,206
Income tax receivable	1,526	345
Deferred income tax asset	8,846	6,030
Medicaid Electronic Health Records incentive reimbursement receivable	277	—
Prepaid expense and other	4,356	4,016
Current assets of Memorial Hospital of Adel	437	449
Current assets of Chilton Medical Center	—	1,848

Total current assets	43,365	34,634
PROPERTY, PLANT AND EQUIPMENT—At cost
Land	1,949	1,949
Buildings and improvements	26,509	26,123
Equipment and fixtures	37,509	35,605

	65,967	63,677
Less accumulated depreciation	32,283	27,388

Property, plant and equipment—net	33,684	36,289
NONCURRENT ASSETS:
Intangible assets—net	3,477	11,386
Goodwill	1,392	7,440
Deferred income tax asset	2,786	—
Other noncurrent assets	346	1,700
Noncurrent assets of Memorial Hospital of Adel	6,780	7,041

Total noncurrent assets	14,781	27,567

TOTAL ASSETS	$91,830	$98,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,509	$7,605
Revolving advances	5,300	—
Current maturities of long-term debt	1,814	1,797
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,064	4,734
Deferred gain—Medicare Electronic Health Records incentives	8,521	—
Income taxes	—	607
Current liabilities of Chilton Medical Center	—	1,704
Other accrued expenses	2,824	2,359

Total current liabilities	31,332	19,106

LONG-TERM LIABILITIES:
Long-term debt	27,441	29,090
Subordinated long-term debt	2,197	2,250
Noncurrent deferred income tax liabilities	—	1,625
Noncurrent liability for professional liability risks	3,583	2,956
Other noncurrent liabilities	1,209	771

Total long-term liabilities	34,430	36,692

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 8,120 shares at June 30, 2011 and 8,079 shares at June 30, 2010	4,060	4,039
Additional paid-in capital	11,751	11,701
Retained earnings	10,462	26,565
Accumulated other comprehensive loss	(278)	(301)

Total Parent Company Shareholders’ Equity	25,995	42,004
Noncontrolling interest	73	688

Total Shareholders’ Equity	26,068	42,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,830	$98,490

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands, except per share amounts)

	Years Ended
	June 30, 2011	June 30, 2010	June 30, 2009
	(Restated—See Note 1)

Net revenues	$154,380	$166,322	$162,961

Costs and expenses:
Cost of goods sold	27,835	29,539	31,766
Salaries, wages and benefits	63,846	65,031	63,202
Provision for bad debts	16,841	20,364	16,901
Supplies	11,083	12,267	11,237
Purchased services	10,031	10,207	9,367
Other operating expenses	19,671	18,782	16,375
Rents and leases expense	2,903	2,691	2,593
Impairment of goodwill and intangible assets	13,347	—	—
Impairment of construction in progress	—	1,202	433
Depreciation and amortization	5,697	6,124	6,245
Medicaid Electronic Health Records incentives	(277)	—	—
Gain on sale of Home Health Businesses	—	(2,342)	—

Operating profit (loss)	(16,597)	2,457	4,842
Other income (expense):
Interest expense	(7,433)	(3,471)	(3,765)
Interest income	5	14	50
Gain on sale of assets	—	—	180

Earnings (loss) from continuing operations before income taxes	(24,025)	(1,000)	1,307
Income tax expense (benefit)	(8,609)	(578)	696

Earnings (loss) from continuing operations	(15,416)	(422)	611
Earnings (loss) from discontinued operations, net of income taxes	(687)	524	301

Net earnings (loss)	$(16,103)	$102	$912

Earnings (loss) per share:
Continuing operations:
Basic	$(1.90)	$(0.05)	$0.08

Diluted	$(1.90)	$(0.05)	$0.08

Discontinued operations:
Basic	$(0.08)	$0.07	$0.04

Diluted	$(0.08)	$0.07	$0.04

Net earnings (loss):
Basic	$(1.99)	$0.01	$0.11

Diluted	$(1.99)	$0.01	$0.11

Weighted-average common shares outstanding:
Basic	8,094	8,052	7,975

Diluted	8,094	8,052	8,019

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands)

			Additional		Accumulated Other		Total
	Common Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity

JULY 1, 2008	7,932	$3,966	$11,310	$25,551	$(583)	$615	$40,859
Net earnings	—	—	—	912	—	—	912
Foreign currency translation adjustment	—	—	—	—	281	—	281
Minimum pension liability adjustment, net of tax of $12					(35)	—	(35)

Total comprehensive income							1,158
Share-based compensation	—	—	190	—	—	—	190
Common shares issued	118	59	126	—	—	—	185

JUNE 30, 2009	8,050	4,025	11,626	26,463	(337)	615	42,392

Net earnings	—	—	—	102	—		102
Foreign currency translation adjustment	—	—	—	—	46		46
Minimum pension liability adjustment, net of tax of $21					(10)		(10)

Total comprehensive income							138
Share-based compensation	—	—	40	—	—	—	40
Common shares issued	29	14	35	—	—	—	49
Sale of noncontrolling interest	—	—	—	—	—	73	73

JUNE 30, 2010	8,079	4,039	11,701	26,565	(301)	688	42,692

Net loss (Restated—See Note 1)	—	—	—	(16,103)	—	—	(16,103)
Minimum pension liability adjustment, net of tax of $6					23		23

Total comprehensive income (Restated—See Note 1)							(16,080)
Share-based compensation	—	—	6	—	—	—	6
Common shares issued	41	21	44	—	—	—	65
Change in noncontrolling interest	—	—	—	—	—	(615)	(615)

JUNE 30, 2011 (Restated—See Note 1)	8,120	$4,060	$11,751	$10,462	$(278)	$73	$26,068

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(All amounts in thousands)

	Years Ended
	June 30, 2011	June 30, 2010	June 30, 2009
	(Restated—See
	Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	(16,103)	102	912
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	5,697	6,124	6,245
Stock-based compensation	6	41	190
Impairment of goodwill and intangible assets	13,347	—	—
Impairment of construction in process	—	1,202	433
Gain on sale of Chilton Medical Center	(438)	—	—
Gain on sale of Home Health businesses	—	(2,342)	—
Gain on sale of assets	—	—	(180)
Change in assets and liabilities:
Receivables	(265)	3,948	(1,306)
Inventory	(164)	(57)	(78)
Prepaid expenses and other assets	1,250	(1,104)	127
Accounts payable and accrued expenses	1,775	(1,052)	(100)
Income taxes	(1,788)	(1,058)	1,110
Deferred income taxes	(7,227)	(735)	(1,353)
Third-party payor settlements	210	(617)	(1,529)
Electronic Health Records deferred gain	8,244	—	—
Net activities of discontinued operations	235	(524)	(41)

Net cash provided by operating activities	4,779	3,928	4,430

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment—continuing operations	(2,347)	(2,309)	(1,305)
Expenditures for property, plant and equipment—discontinued operations	(293)	(193)	(266)
Proceeds from sale of Home Health businesses	—	3,300	—
Proceeds from sale of property, plant and equipment	—	—	522
Proceeds from sale of noncontrolling interest	—	73	—

Net cash provided by (used in) investing activities	(2,640)	871	(1,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	65	49	185
Payment of long-term debt	(1,958)	(2,108)	(2,418)
Revolving advances, net	5,300	(3,400)	(500)

Net cash provided by (used in) financing activities	3,407	(5,459)	(2,733)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,546	(660)	648
CASH AND CASH EQUIVALENTS:
Beginning of year	1,704	2,364	1,716

End of year	$7,250	$1,704	$2,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$356	$1,548	$1,358

Interest	$4,025	$3,103	$3,395

Non-cash investing and financing activities:
Assets acquired under capital lease obligation	$205	$—	$133

Long-term debt issued as payment-in-kind for interest payable	$247	$—	$—

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2011, 2010 and 2009

(All amounts in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION AND RESTATEMENT

SunLink Health Systems, Inc. (“we”, “our”, “us”, “SunLink” or the “Company”) is filing this Amendment No. 1 of Form 10-K/A to our Form 10-K to reflect the restatement of our previously issued consolidated financial statements for the fiscal year ended June 30, 2011 in response to comments issued by the U.S. Securities and Exchange Commission (“SEC”) and to clarify certain prior disclosures.

On May 7, 2012, the Board of Directors and Audit Committee of SunLink Health concluded that, as a results of comments issued by the SEC on its Form 10-K for the fiscal year ended June 30, 2011, the financial statements for the fiscal year ended June 30, 2011 should no longer be relied upon in light of existing non-authoritative guidance and Accounting Standards Codification 450-30, “Gain Contingencies”, (“ASC 450-30”) that Medicare and Medicaid incentive payments for implementation of electronic health records (“EHR”) technology be accounted for on the basis of the gain contingency accounting model rather than a grant based accounting model as employed by SunLink with respect to such payments in fiscal quarters ending prior to December 31, 2011. As a result, the Company is restating its financial statements for the fiscal year ended June 30, 2011. The restatement of financial statements does not affect the amount or the timing of past or future Medicare and Medicaid incentive payments.

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

The following table sets forth the effects of the restatement adjustments and discontinued operations reclassification on line items within our previously reported consolidated balance sheet as of June 30, 2011:

	Fiscal Year Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
CURRENT ASSETS:
Cash and cash equivalents	$7,250	$—	$—	$7,250
Receivables—net	16,302	—	—	16,302
Inventory	4,717	—	(346)	4,371
Income tax receivable	1,526	—	—	1,526
Net current assets of Memorial Hospital of Adel	—	—	437	437
Deferred income tax asset	5,586	3,260	—	8,846
Medicaid Electronic Health Records incentive reimbursement receivable	1,243	(966)	—	277
Prepaid expense and other	4,447	—	(91)	4,356

Total current assets	41,071	2,294	—	43,365

PROPERTY, PLANT AND EQUIPMENT—At cost
Land	2,229	—	(280)	1,949
Buildings and improvements	32,365	—	(5,856)	26,509
Equipment and fixtures	40,428	—	(2,919)	37,509

	75,022	—	(9,055)	65,967
Less accumulated depreciation	36,503	—	(4,220)	32,283

Property, plant and equipment—net	38,519	—	(4,835)	33,684

NONCURRENT ASSETS:
Intangible assets—net	3,838	—	(361)	3,477
Goodwill	2,976	—	(2,515)	461
Net noncurrent assets of Memorial Hospital of Adel	—	—	7,711	7,711
Deferred income tax asset	2,786	—	—	2,786
Other noncurrent assets	346	—	—	346

Total noncurrent assets	9,946	—	4,835	14,781

TOTAL ASSETS	$89,536	$2,294	$—	$91,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,509	$—	$—	$7,509
Revolving advances	5,300	—	—	5,300
Current maturities of long-term debt	1,814	—	—	1,814
Current maturities of subordinated long-term debt	300	—	—	300
Accrued payroll and related taxes	5,064	—	—	5,064
Deferred gain—Medicare Electronic Health Records incentives	839	7,682	—	8,521
Income taxes	—	—	—	—
Current liabilities of Chilton Medical Center	—	—	—	—
Other accrued expenses	2,824	—	—	2,824

Total current liabilities	23,650	7,682	—	31,332

LONG-TERM LIABILITIES:
Long-term debt	27,441	—	—	27,441
Subordinated long-term debt	2,197	—	—	2,197
Noncurrent deferred income tax liabilities	—	—	—	—
Noncurrent liability for professional liability risks	3,583	—	—	3,583
Other noncurrent liabilities	1,209	—	—	1,209

Total long-term liabilities	34,430	—	—	34,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	—	—	—	—
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 8,120 shares at June 30, 2011 and 8,079 shares at June 30, 2010	4,060	—	—	4,060
Additional paid-in capital	11,751	—	—	11,751
Retained earnings	15,850	(5,388)	—	10,462
Accumulated other comprehensive loss	(278)	—	—	(278)

Total Parent Company Shareholders’ Equity	31,383	(5,388)	—	25,995
Noncontrolling interest	73	—	—	73

Total Shareholders’ Equity	31,456	(5,388)	—	26,068

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,536	$2,294	$—	$91,830

The impact of the restatement adjustments and discontinued operations reclassification on the Company’s previously reported consolidated statement of earnings and loss for the fiscal year ended June 30, 2011 is shown in the following table (in thousands, except per share data):

	Fiscal Year Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated

Net revenues	$181,161	$(8,925)	$(17,856)	$154,380

Costs and expenses:
Cost of goods sold	27,835	—	—	27,835
Salaries, wages and benefits	72,711	—	(8,865)	63,846
Provision for bad debts	19,690	—	(2,849)	16,841
Supplies	13,040	—	(1,957)	11,083
Purchased services	11,426	—	(1,395)	10,031
Other operating expenses	22,440	—	(2,769)	19,671
Rents and leases expense	3,172	—	(269)	2,903
Impairment of goodwill and intangible assets	13,347	—	—	13,347
Medicaid Electronic Health Records incentives	—	(277)	—	(277)
Depreciation and amortization	6,231	—	(534)	5,697

Operating loss	(8,731)	(8,648)	782	(16,597)
Other income (expense):
Interest expense	(7,433)	—	—	(7,433)
Interest income	5	—	—	5

Loss from continuing operations before income taxes	(16,159)	(8,648)	782	(24,025)
Income tax benefit	(5,607)	(3,260)	258	(8,609)

Loss from continuing operations	(10,552)	(5,388)	524	(15,416)
Loss from discontinued operations, net of income taxes	(163)		(524)	(687)

Net loss	$(10,715)	$(5,388)	$—	$(16,103)

Loss per share:
Continuing operations:
Basic	$(1.30)	$(0.67)	$0.06	$(1.90)

Diluted	$(1.30)	$(0.67)	$0.06	$(1.90)

Discontinued operations:
Basic	$(0.02)	$—	$(0.06)	$(0.08)

Diluted	$(0.02)	$—	$(0.06)	$(0.08)

Net loss:
Basic	$(1.32)	$(0.67)	$—	$(1.99)

Diluted	$(1.32)	$(0.67)	$—	$(1.99)

The following table presents the impact of the restatement adjustments and on the Company’s previously reported consolidated statement of shareholders’ equity for the fiscal year ended June 30, 2011:

	Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
JUNE 30, 2010	8,079	4,039	11,701	26,565	(301)	688	42,692

Net loss (as previously reported)	—	—	—	(10,715)	—	—	(10,715)
Restatement adjustment				(5,388)			(5,388)
Minimum pension liability adjustment, net of tax of $6					23		23

Total comprehensive income							(16,080)
Share-based compensation	—	—	6	—	—	—	6
Common shares issued	41	21	44	—	—	—	65
Change in noncontrolling interest	—	—	—	—	—	(615)	(615)

JUNE 30, 2011	8,120	$4,060	$11,751	$10,462	$(278)	$73	$26,068

The following table presents the impact of the restatement adjustments and discontinued operations reclassification on the Company’s previously reported consolidated statement of cash flows for the fiscal year ended June 30, 2011:

	Fiscal Year Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,715)	(5,388)	—	(16,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,231	—	(534)	5,697
Stock-based compensation	6	—	—	6
Impairment of goodwill and intangible assets	13,347	—	—	13,347
Gain on sale of Chilton Medical Center	(438)	—	—	(438)
Change in assets and liabilities:		—	—	—
Receivables	(265)	—	—	(265)
Inventory	(206)	—	42	(164)
Prepaid expenses and other assets	849	—	401	1,250
Accounts payable and accrued expenses	1,775	—	—	1,775
Income taxes	(1,788)	—	—	(1,788)
Deferred income taxes	(3,967)	(3,260)	—	(7,227)
Third-party payor settlements	(194)	404	—	210
Electronic Health Records deferred gain	—	8,244	—	8,244
Net activities of discontinued operations	144	—	91	235

Net cash provided by operating activities	4,779	—	—	4,779

CASH FLOWS USED IN INVESTING ACTIVITIES:	(2,640)	—	—	(2,640)

CASH FLOWS FROM FINANCING ACTIVITIES:	3,407	—	—	3,407

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,546	—	—	5,546
CASH AND CASH EQUIVALENTS:
Beginning of year	1,704			1,704

End of year	$7,250	$—	$—	$7,250

2.	BUSINESS OPERATIONS

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of

•	Our five community hospitals which have a total of 282 licensed beds;

•	Our three nursing homes, each of which is located adjacent to a corresponding SunLink community hospital which have a total of 166 licensed beds; and

•	Our one home health agency which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

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

No approval by the shareholders of SunLink is required for the proposed mergers. However, the Series B Preferred Stock will be automatically converted into common shares of SunLink at a to be agreed conversion price, such conversion to be effected upon receipt of approval of the common shareholders of SunLink. Similarly, the Series A and Series B Warrants would not be exercisable unless and until the exercise of such warrants for SunLink common shares is approved by the common shareholders of SunLink. Promptly following closing of the mergers, SunLink intends to seek such approval by its common shareholders of conversion of the Series B Preferred Stock into SunLink common shares and of the right of the holders to the exercise of the Series A and Series B Warrants after the mergers.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $6,545, $4,238, and $5,477, of charity care in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Although SunLink’s two Georgia facilities generated approximately 51%, 52%, and 51% of gross revenues for the years ended June 30, 2011, 2010 and 2009, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 41%, 39%, and 40% of net revenues for the years ended June 30, 2011, 2010 and 2009, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 13%, 12%, and 14% of net revenues for the years ended June 30, 2011, 2010 and 2009, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 36% and 39% of receivables—net at June 30, 2011 and 2010, respectively, while Medicaid receivables were approximately 26% and 24% of receivables—net at June 30, 2011 and 2010, respectively.

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

Medicare and Medicaid Electronic Health Records Incentives— The Company accounts for EHR incentive payments in accordance with ASC 450-30. In accordance with ASC 450-30, the Company recognizes EHR incentive payments when all contingencies relating to the incentive payment have been satisfied and compliance with the EHR meaningful use criteria have been attested to. For recognition of Medicaid EHR incentive payments, recognition of the payments will be at the time of attestation to EHR meaningful use criteria since Medicaid payments for the states in which the Company operates are based upon historical cost report information with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition is being deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

Incentive payments for Medicare meaningful use will be recognized once the Medicare EHR meaningful use attestation has been successfully completed and all information utilized to calculate the amounts of incentive reimbursement payments is known. Incentive payments for Medicaid meaningful use will be recognized once the Medicaid EHR meaningful use attestation has been successfully completed and all information utilized to calculate the amounts of incentive reimbursement payments is known. Medicaid EHR incentive payments will be recognized as gains upon completion of successful attestation of meaningful use and notification of the payment amount is verified with Medicaid.

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. For our Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $5,526, $5,337, and $5,362, for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements— In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of earnings as well as requiring additional disclosures.

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

Reclassifications—Certain prior year amounts have been reclassified in our consolidated financial statements to conform to current year classifications. These reclassifications include reclassifying net current assets and net current liabilities of our formerly owned Chilton Medical Center (see Note 5—Discontinued operations) the June 30, 2010 consolidated balance sheets and results of operations of our formerly owned Chilton Medical Center from continuing operations to discontinued operations in the consolidated statement of earnings for the fiscal years ended June 30, 2010 and 2009. These reclassifications also include reclassifying net current assets and net noncurrent assets of Memorial Hospital of Adel and Memorial Convalescent Center (see Note 5—Discontinued operations) on the June 30, 2011 and 2010 consolidated balance sheets and results of operations from continuing operations to discontinued operations in the consolidated statement of earnings for the fiscal years ended June 30, 2011, 2010 and 2009.

4.	SUBSEQUENT EVENTS

On July 28, 2011, SunLink announced the private placement of approximately 1,338,000 common shares at $1.90 per share with certain of its officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. Concurrent with and conditioned upon the Term Loan pre-payment, the Company’s lenders modified the Credit Facility to reduce the interest rate, revise certain financial and other covenants and extend the maturity date of the Credit Facility until January 1, 2013. See Note 10—Long-Term Debt. A special committee of the Company’s Board of Directors comprised of disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company.

The Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500.

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Effective April 1, 2012 that Buyer began management of Adel pursuant to the terms of a management agreement from such date until closing. The transaction is subject to a number of conditions, including buyer due diligence and lender approvals, and is expected to close in SunLink’s first fiscal quarter of 2013. (See Note 5.—Discontinued Operations.)

On March 26, 2012, SunLink Health Systems, Inc., HealthMont of Missouri, LLC (“Borrower”), HealthMont LLC (“HLLC”) entered into and closed on a $5,000 Loan Agreement with a bank dated as of March 16, 2012 (the “Callaway RDA Loan”). The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of two promissory notes; a $4,000 note and $1,000 note. The $4,000 was drawn in its entirety on March 26, 2012. The $1,000 will be drawn upon commencement of construction and improvement projects.

5.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Memorial Hospital of Adel—On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia, in each case, paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. Pursuant to the terms of the management agreement, the Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our consolidated financial statements as of and for the fiscal year ended June 30, 2011, 2010 and 2009.

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

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2011	2010	2009
Beginning balance	$—	$643	$1,326
Usage	—	(643)	(443)
Exchange differences	—	—	(240)

	$—	$—	$643

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2011	2010	2009
Net Revenues:
Memorial Hospital of Adel	$17,856	$16,844	$18,600
Chilton Medical Center	9,447	14,615	16,943

	$27,303	$31,459	$35,543

Earnings (loss) from discontinued operations:

Memorial Hospital of Adel
Earnings (loss) from operations	$(782)	$(603)	$311
Income tax expense (benefit)	(258)	(167)	117

Earnings (loss) from Memorial Hospital of Adel after taxes	(524)	(436)	194

Chilton Medical Center
Earnings (loss) from operations	$(724)	$(134)	$525
Gain on sale	438	—	—
Income tax expense (benefit)	50	(62)	263

Earnings (loss) from Chilton Medical Center after taxes	(336)	(72)	262

Housewares Segment:
Loss from operations	—	(464)	(241)
Income tax benefit	—	(64)	(106)

Loss from Housewares Segment after taxes	—	(400)	(135)

Mountainside Medical Center
Earnings (loss) from operations	347	1,731	(139)
Income tax expense (benefit)	119	238	(62)

Earnings (loss) from Mountainside Medical Center after taxes	228	1,493	(77)

Life sciences and engineering segment:
Loss from operations	(83)	(71)	(58)
Income tax benefit	(28)	(10)	(25)

Loss from life sciences and engineering segment after taxes	(55)	(61)	(33)

Industrial segment:
Earnings from operations	—	—	161
Income tax expense	—	—	71

Earnings from industrial segment after taxes	—	—	90

Earnings (loss) from discontinued operations	$(687)	$524	$301

6.	NET RECEIVABLES

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

Net revenues included $709, $1,201, and $394, for the years ended June 30, 2011, 2010 and 2009, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

7.	MEDICARE AND MEDICAID ELECTRONIC HEALTH RECORDS INCENTIVES

DEFERRED GAIN—MEDICARE ELECTRONIC HEALTH RECORDS INCENTIVES

Electronic Health Records (“EHR”) incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

The Company accounts for EHR incentive payments in accordance with ASC 450-30. In accordance with ASC 450-30, the Company recognizes EHR incentive payments when all contingencies relating to the incentive payment have been satisfied and compliance with the EHR meaningful use criteria have been attested to. For recognition of Medicaid EHR incentive payments, recognition of the payments will be at the time of attestation to EHR meaningful use criteria since Medicaid payments for the states in which the Company operates are based upon historical cost report information with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition is being deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

SunLink’s five operating hospitals and Adel and Chilton (see Note 5.—Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. Incentive payments for all five operating hospital and Adel and Chilton totaling $8,521 were received by SunLink during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink has recorded the $8,521 (Restated—See Note 1) of deferred gain as of June 30, 2011 This deferred gain is expected to be recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 is known. SunLink’s hospital in Mississippi successfully attested for the Medicaid EHR program and recognized the Medicaid EHR incentive reimbursement in the quarter ended June 30, 2011 in the amount of $277.

8.	INVENTORY

Consisted of the following:

	June 30,
	2011	2010
Healthcare Facilities Segment Supplies Inventory	$2,121	$2,070
Specialty Pharamcy Segment Goods Held for Sale	2,250	2,136

	$4,371	$4,206

9.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its Healthmont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to three Healthcare Facilities Segment clinic purchases.

Goodwill consists of the following:

	June 30,
	2011	2010

Healthcare Facilities Segment	$931	$931
Specialty Pharamcy Segment	461	6,509

	$1,392	$7,440

Intangible assets consist of the following, net of amortization:

	June 30, 2011	June 30, 2010
Healthcare Facilities Segment
Certificates of Need	$80	$80
Noncompetition Agreements	83	83

	163	163
Accumulated Amortization	(91)	(61)

	72	102

Specialty Pharmacy Segment
Trade Name	2,000	5,400
Customer Relationships	1,089	6,400
Medicare License	769	769

	3,858	12,569
Accumulated Amortization	(453)	(1,280)

	3,405	11,289

Total	$3,477	$11,391

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $171, $787, and $883, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2012	$158
2013	145
2014	145
2015	145
2016	145
2017 and thereafter	739

Total	$1,477

Impairment testing— During the fourth quarter of fiscal 2011, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $6,048 related to the Specialty Pharmacy Segment for fiscal 2011. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships for the fiscal year ended June 30, 2011 for the Specialty Pharmacy Segment. The decline in fair value of our Specialty Pharmacy Segment below its book value was is primarily the result of lower than expected revenue and customer growth relative to the assumptions made at the acquisition date.

The following table summarized goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30, 2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

10.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2011	2010
Term Loan	$29,086	$30,836
Capital lease obligations	169	51

Total	29,255	30,887
Less current maturities	(1,814)	(1,797)

	$27,441	$29,090

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

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2011 per the July 2011 Modification.

2012	$3,079
2013	1,343
2014	1

Total	$4,423

11.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2011	2010
Carmichael	$2,497	$2,550
Less current maturities	(300)	(300)

	$2,197	$2,250

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

Annual required payments of debt for the next five years and thereafter are as follows:

2012	$300
2013	300
2014	300
2015	1,597

Total	$2,497

The contractual commitments for interest on the subordinated long-term debt are shown in the following table:

2012	$188
2013	164
2014	140
2015	64

Total	$556

12.	SHAREHOLDERS’ EQUITY

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

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Options outstanding July 1, 2008	1,190,980	$6.20	$1.50 - $10.24
Granted	28,000	2.51	2.51
Exercised	(118,450)	1.56	1.05 - 3.00
Forfeited	(660,731)	7.74	1.50 - 10.24

Options outstanding June 30, 2009	439,799	6.20	1.50 - 10.24
Granted	—	—	—
Exercised	(29,050)	1.72	1.50 - 2.50
Forfeited	(17,125)	3.41	2.51 - 5.48

Options outstanding June 30, 2010	393,624	5.19	1.50 - 10.24
Granted	—	—	—
Exercised	(40,500)	1.59	2.65 - 1.50
Forfeited	(178,875)	5.41	2.50 - 5.86

Options outstanding June 30, 2011	174,249	$5.80	$2.50 - $9.63

Options exercisable June 30, 2009	353,799	$4.95	$1.50 - $10.24

Options exercisable June 30, 2010	348,285	$5.26	$1.50 - $9.63

Options exercisable June 30, 2011	168,909	$5.91	$2.50 - $9.63

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

Information with respect to stock options outstanding and exercisable at June 30, 2011 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable

$2.50	6,250	0.99	6,250
$2.51	16,000	7.23	10,660
$2.65	6,000	0.69	6,000
$2.90	37,500	2.45	37,500
$2.91	7,500	0.15	7,500
$3.00	1,000	0.15	1,000
$6.55	33,000	5.88	33,000
$8.00	33,999	6.24	33,999
$9.63	33,000	4.37	33,000

	174,249	4.41	168,909

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2008	$(327)	$(256)	$(583)
Current period change	281	(35)	246

June 30, 2009	(46)	(291)	(337)
Current period change	46	(10)	36

June 30, 2010	—	(301)	(301)
Current period change	—	23	23

June 30, 2011	$—	$(278)	$(278)

13.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2011 (Restated—See Note 1)	2010	2009
Domestic:
Current	$(834)	$917	$2,124
Deferred	(7,775)	(1,495)	(1,428)

Total income tax (benefit) expense	$(8,609)	$(578)	$696

Net deferred tax assets recorded in the balance sheets are as follows:

	June 30,
	2011	2010
	(Restated—See Note 1)
Net operating loss carryforward	$3,004	$2,541
Depreciation expense	(3,954)	(3,671)
Allowances for receivables	3,727	4,588
EHR Deferred gain	3,260	0
Accrued expenses	2,904	2,455
Intangible assets	4,879	(321)
Pension liabilities	42	25
Other	(152)	138

	13,710	5,755

Less valuation allowance	(2,078)	(1,350)

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	(Restated—See Note 1) 2011	2010	2009
Income tax at Federal statutory rate	$(8,212)	$(391)	$491
Changes in valuation allowance—continuing operations	588	(86)	(78)
U.S. state income taxes, net of federal benefit	(1,046)	(319)	211
Share option expense	2	13	69
Other	59	205	120

Total income tax expense (benefit)—continuing operations	$(8,609)	$(578)	$813

The Company provided a $2,078 deferred tax valuation allowance as of June 30, 2011 so that the net deferred tax assets were $11,632 (Restated—See Note 1) as of June 30, 2011. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ending June 30, 2011 resulted from reserving for certain state net operating loss carryforwards that were not reserved for in prior periods. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $1,350 deferred tax valuation allowance as of June 30, 2010 so that the net deferred tax assets were $4,405 as June 30, 2010. The net operating loss carryforwards expire in 2023.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account is as follows from July 1, 2008 through June 30, 2011:

Balance at July 1, 2008	$58
Additions based on tax positions related to current year	31
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(23)
Settlements	—

Balance at July 1, 2009	66
Additions based on tax positions related to current year	35
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	—

Balance at June 30, 2010	71
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(34)
Settlements	—

Balance at June 30, 2011	$37

14.	NONCONTROLLING INTEREST

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

15.	EMPLOYEE BENEFITS

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

Weighted—average assumptions:
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

16.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $2,903, $2,691, and $2,593, for the years ended June 30, 2011, 2010 and 2009, respectively. Minimum lease commitments as of June 30, 2011 are as follows:

Fiscal year ending June 30:
2012	$2,573
2013	1,134
2014	668
2015	514
2016 and thereafter	1,070

$5,959

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

Physician Guarantees—At June 30, 2011, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under the three guarantees have been paid as of June 30, 2011. SunLink expensed $278, $458, and $462, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2011.

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

17.	RELATED PARTIES

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $896, $596, and $585 to these law firms in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

18.	FINANCIAL INFORMATION BY SEGMENTS

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal years ended June 30, 2011 and 2010 is as follows:

2011 (Restated—See Note 1)	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$114,460	$39,920	$—	$154,380
Operating profit (loss)	3,362	(14,463)	(5,496)	(16,597)
Depreciation and amortization	3,675	1,562	460	5,697
Assets	56,217	11,525	24,088	91,830
Expenditures for property, plant and equipment	1,006	751	794	2,552

2010
Net Revenues from external customers	$123,360	$42,962	$—	$166,322
Operating profit (loss)	8,395	(421)	(5,517)	2,457
Depreciation and amortization	4,040	1,636	448	6,124
Assets	60,419	25,195	12,876	98,490
Expenditures for property, plant and equipment	1,440	718	150	2,308

19.	EARNINGS PER SHARE

(Share Amounts in Thousands)

	Years Ended June 30,
	2011 (Restated—See Note 1)		2010		2009
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$(15,416)		$(422)		$611

Basic:
Weighted-average shares outstanding	8,094	$(1.90)	8,052	$(0.05)	7,975	$0.08

Diluted:
Weighted-average shares outstanding	8,094	$(1.90)	8,052	$(0.05)	8,019	$0.08

Earnings (loss) from discontinued operations	$(687)		$524		$301

Basic:
Weighted-average shares outstanding	8,094	$(0.08)	8,052	$0.07	7,975	$0.04

Diluted:
Weighted-average shares outstanding	8,094	$(0.08)	8,052	$0.07	8,019	$0.04

Net Earnings (loss)	$(16,103)		$102		$912

Basic:
Weighted-average shares outstanding	8,094	$(1.99)	8,052	$0.01	7,975	$0.11

Diluted:
Weighted-average shares outstanding	8,094	$(1.99)	8,052	$0.01	8,019	$0.11

Weighted-average number of shares outstanding—basic	8,094		8,052		7,975

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	—		—		44

Weighted-average number of shares outstanding—diluted	8,094		8,052		8,019

Share options of 174, 321 and 388 for the years ended June 30, 2011, 2010 and 2009, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Share Amounts in Thousands)

The following selected quarterly data for the years ended June 30, 2011 and 2010, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(Restated— See Note 1)	(Restated— See Note 1)

NET REVENUE	Year Ended June 30, 2011	$34,667	$42,376	$40,541	$36,796
	Year Ended June 30, 2010	39,569	43,974	42,697	40,082
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	Year Ended June 30, 2011	(10,708)	(568)	(2,089)	(2,051)
	Year Ended June 30, 2010	(1,292)	413	(138)	595

NET EARNINGS (LOSS)	Year Ended June 30, 2011	(11,255)	(314)	(1,766)	(2,768)
	Year Ended June 30, 2010	(1,516)	1,646	(524)	496
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2011	(1.32)	(0.07)	(0.26)	(0.25)
	Year Ended June 30, 2010	(0.16)	0.05	(0.02)	0.07

Diluted	Year Ended June 30, 2011	(1.32)	(0.07)	(0.26)	(0.25)
	Year Ended June 30, 2010	(0.16)	0.05	(0.02)	0.07

NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2011	(1.39)	(0.04)	(0.22)	(0.34)
	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06

Diluted	Year Ended June 30, 2011	(1.39)	(0.04)	(0.22)	(0.34)
	Year Ended June 30, 2010	(0.19)	0.20	(0.07)	0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2011	8,119	8,095	8,082	8,081
	Year Ended June 30, 2010	8,058	8,057	8,050	8,050

Diluted	Year Ended June 30, 2011	8,119	8,095	8,082	8,081
	Year Ended June 30, 2010	8,058	8,069	8,050	8,070