Form 10-Q/A
period 2011-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2012-05-21
CIK 96793

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

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three month period ended September 30, 2011 to reflect the restatement of our previously issued condensed consolidated financial statements and other in response to comments issued by the SEC and to clarify certain prior disclosures. For further discussion of the restatement, see Note 1, Restatement and Basis of Presentation, to our condensed consolidated financial statements and Item 4 contained herein.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends only Items 1 and 2 of Part I and Item 4 of Part II of the originally filed Quarterly Report on Form 10-Q for the three month period ended September 30, 2011 and no other items in our originally filed Form 10-Q are hereby amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011 (unaudited)	June 30, 2011
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$408	$7,250
Receivables - net	15,964	16,302
Inventory	4,501	4,371
Income tax receivable	1,749	1,526
Current assets of Memorial Hospital of Adel	363	437
Deferred income tax asset	6,515	8,846
Electronic Health Records incentive reimbursement receivable	466	277
Prepaid expense and other	4,131	4,356

Total current assets	34,097	43,365

Property, plant and equipment, at cost	66,196	65,967
Less accumulated depreciation	33,417	32,283

Property, plant and equipment - net	32,779	33,684

Noncurrent Assets:
Intangible assets - net	3,435	3,477
Goodwill	1,392	1,392
Noncurrent assets of Adel	6,771	6,780
Deferred income tax asset	2,557	2,786
Other noncurrent assets	402	346

Total noncurrent assets	14,557	14,781

TOTAL ASSETS	$81,433	$91,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,341	$7,509
Revolving advances	6,200	5,300
Current maturities of long-term debt	1,816	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,214	5,064
Deferred gain - Medicare Electronic Health Records incentive reimbursement	8,521	8,521
Other accrued expenses	3,367	2,824

Total current liabilities	31,759	31,332

Long-Term Liabilities
Long-term debt	18,987	27,441
Subordinated long-term debt	2,197	2,197
Noncurrent liability for professional liability risks	3,629	3,583
Other noncurrent liabilities	1,257	1,209

Total long-term liabilities	26,070	34,430

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at September 30, 2011 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,437	11,751
Retained earnings	5,648	10,462
Accumulated other comprehensive loss	(278)	(278)

Total Parent Company Shareholders’ Equity	23,531	25,995
Noncontrolling interest	73	73

Total Shareholders’ Equity	23,604	26,068

Total Liabilities and Shareholders’ Equity	$81,433	$91,830

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(Restated)

Net Revenues	$35,517	$36,796

Costs and Expenses
Cost of goods sold	4,934	5,808
Salaries, wages and benefits	15,876	15,758
Provision for bad debts	4,549	4,484
Supplies	2,566	2,883
Purchased services	2,449	2,508
Other operating expenses	4,976	4,998
Rent and lease expense	719	703
Depreciation and amortization	1,177	1,423
Medicaid Electronic Health Records incentive payments	(1,013)	0

Operating loss	(716)	(1,769)

Other Income (Expense):
Interest expense	(1,306)	(848)
Interest income	2	1

Loss from Continuing Operations before income taxes	(2,020)	(2,616)

Income Tax Benefit	(769)	(565)

Loss from Continuing Operations	(1,251)	(2,051)

Loss from Discontinued Operations	(304)	(717)

Net Loss	$(1,555)	$(2,768)

Loss Per Share:
Continuing Operations:
Basic	$(0.15)	$(0.25)

Diluted	$(0.15)	$(0.25)

Discontinued Operations
Basic	$(0.04)	$(0.09)

Diluted	$(0.04)	$(0.09)

Net Loss:
Basic	$(0.18)	$(0.34)

Diluted	$(0.18)	$(0.34)

Weighted-Average Common Shares Outstanding:
Basic	8,581	8,081

Diluted	8,581	8,081

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(1,347)	$1,020

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(230)	(507)
Expenditures for property, plant and equipment - discontinued operations	(44)	(97)

Net Cash Used in Investing Activities	(274)	(604)

Cash Flows from Financing Activities:
Revolving advances - net	900	1,200
Payments on long-term debt	(8,466)	(451)
Net proceeds from issuance of common shares	2,345	8

Net Cash Provided by (Used in) Financing Activities	(5,221)	757

Net increase (decrease) in Cash and Cash Equivalents	(6,842)	1,173
Cash and Cash Equivalents Beginning of Period	7,250	1,704

Cash and Cash Equivalents End of Period	$408	$2,877

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$333	$748

Income taxes	($27)	$413

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - discontinued operations	$316	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three month periods ended September 30, 2011 in response to comments issued by the SEC and to clarify certain prior disclosures.

On May 7, 2012, the Board of Directors and Audit Committee of SunLink Health Systems, Inc., (“SunLink”, or the “Company”) concluded that, as a results of comments issued by the SEC on its Form 10-Q for the three months ended September 30, 2011, the financial statements for the three months ended September 30, 2011 should no longer be relied upon in light of existing non-authoritative guidance and Accounting Standards Codification 450-30, “Gain Contingencies” (“ASC 450-30”) that Medicare and Medicaid incentive payments for implementation of electronic health records (“EHR”) technology be accounted for on the basis of the gain contingency accounting model rather than a grant based accounting model as employed by SunLink with respect to such payments in fiscal quarters ending prior to December 31, 2011. As a result, the Company is restating its financial statements for the three months ended September 30, 2011. The restatement of financial statements does not affect the amount or the timing of past or future Medicare and Medicaid incentive payments.

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

The following table sets forth the effects of the restatement adjustments and discontinued operations reclassification on line items within our previously reported condensed consolidated balance sheet as of September 30, 2011:

	As of September 30, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$408	$—	$—	$408
Receivables - net	15,964	—	—	15,964
Inventory	4,827	—	(326)	4,501
Income tax receivable	1,749	—	—	1,749
Current assets of Memorial Hospital of Adel	—	—	363	363
Deferred income tax asset	5,767	748		6,515
Electronic Health Records incentive reimbursement receivable	1,533	(1,067)	—	466
Prepaid expense and other	4,223	—	(92)	4,131

Total current assets	34,471	(319)	(55)	34,097

Property, plant and equipment, at cost	75,611	—	(9,415)	66,196
Less accumulated depreciation	37,758	—	(4,341)	33,417

Property, plant and equipment - net	37,853	—	(5,074)	32,779

Noncurrent Assets:
Intangible assets - net	3,789	—	(354)	3,435
Goodwill	2,976	—	(1,584)	1,392
Deferred income tax asset	2,557	—	—	2,557
Noncurrent Electronic Health Records incentive reimbursement receivable	1,044	(1,044)	—	—
Noncurrent assets of Memorial Hospital of Adel	—	—	6,771	6,771
Other noncurrent assets	408	—	(6)	402

Total noncurrent assets	10,774	(1,044)	4,827	14,557

TOTAL ASSETS	$83,098	$(1,363)	$(302)	$81,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,341	$—	$—	$7,341
Revolving advances	6,200	—	—	6,200
Current maturities of long-term debt	1,871	—	(55)	1,816
Current maturities of subordinated long-term debt	300	—	—	300
Accrued payroll and related taxes	4,214	—	—	4,214
Deferred gain - Medicare Electronic Health Records incentive reimbursement	—	8,521	—	8,521
Other accrued expenses	3,367	—	—	3,367

Total current liabilities	23,293	8,521	(55)	31,759

Long-Term Liabilities
Long-term debt	19,234	—	(247)	18,987
Subordinated long-term debt	2,197	—	—	2,197
Noncurrent liability for professional liability risks	3,629	—	—	3,629
Other noncurrent liabilities	1,257	—	—	1,257

Total long-term liabilities	26,317	—	(247)	26,070

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	—	—	—	—
Common Shares, without par value:
Issued and outstanding, 9,448 shares at September 30, 2011 and 8,120 shares at June 30, 2011	4,724	—	—	4,724
Additional paid-in capital	13,437	—	—	13,437
Retained earnings	15,532	(9,884)	—	5,648
Accumulated other comprehensive loss	(278)	—	—	(278)

Total Parent Company Shareholders’ Equity	33,415	(9,884)	—	23,531
Noncontrolling interest	73	—	—	73

Total Shareholders’ Equity	33,488	(9,884)	—	23,604

Total Liabilities and Shareholders’ Equity	$83,098	$(1,363)	$(302)	$81,433

The impact of the restatement adjustments and discontinued operations reclassification on the Company’s previously reported condensed consolidated statement of earnings and loss for the three months ended September 30, 2011 is shown in the following table (in thousands, except per share data):

	Three Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated

Net Revenues	$43,053	$(2,998)	$(4,538)	$35,517

Costs and Expenses
Cost of goods sold	4,934	0	0	4,934
Salaries, wages and benefits	18,235	0	(2,359)	15,876
Provision for bad debts	5,476	0	(927)	4,549
Supplies	3,062	0	(496)	2,566
Purchased services	2,797	0	(348)	2,449
Other operating expenses	5,640	0	(664)	4,976
Rent and lease expense	794	0	(75)	719
Depreciation and amortization	1,304	0	(127)	1,177
Medicaid Electronic Health Records incentives	0	(1,013)	0	(1,013)

Operating profit (loss)	811	(1,985)	458	(716)

Other Income (Expense):
Interest expense	(1,311)	0	5	(1,306)
Interest income	2	0	0	2

Loss from Continuing Operations before taxes	(498)	(1,985)	463	(2,020)

Income Tax Benefit	(193)	(748)	172	(769)

Loss from Continuing Operations	(305)	(1,237)	291	(1,251)

Loss from Discontinued Operations	(13)	0	(291)	(304)

Net Loss	$(318)	$(1,237)	0	$(1,555)

Loss Per Share:
Continuing Operations:
Basic	$(0.04)	$(0.14)	$0.03	$(0.15)

Diluted	$(0.04)	$(0.14)	$0.03	$(0.15)

Discontinued Operations
Basic	$(0.00)	$0.00	$(0.03)	$(0.04)

Diluted	$(0.00)	$0.00	$(0.03)	$(0.04)

Net Loss:
Basic	$(0.04)	$(0.14)	$0.00	$(0.18)

Diluted	$(0.04)	$(0.14)	$0.00	$(0.18)

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three month period ended September 30, 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed with the SEC on May 21, 2012. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc. is a provider of healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consist of

•	Our five community hospitals which have a total of 282 licensed beds;

•	Our two nursing homes, which have a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our one home health agency, which operates in connection with a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2011	2010

Net Revenues:
Memorial Hospital of Adel	$4,538	$4,070
Chilton Medical Center	0	3,338

	$4,538	$7,408

Loss from discontinued operations:

Memorial Hospital of Adel
Earnings (loss) from operations	$(463)	$(340)
Income tax expense (benefit)	(172)	(128)

Earnings (loss) from Memorial Hospital of Adel after taxes	(291)	(212)

Life sciences and engineering segment:
Loss from operations	(22)	(21)
Income tax benefit	(9)	(8)

Loss from life sciences and engineering segment after taxes	(13)	(13)

Chilton Medical Center:
Loss from operations	0	(500)
Income tax benefit	0	(119)

Loss from Chilton Medical Center after taxes	0	(381)

Mountainside Medical Center:
Loss from operations	0	(178)
Income tax benefit	0	(67)

Loss from Mountainside Medical Center after taxes	0	(111)

Loss from discontinued operations	$(304)	$(717)

Memorial Hospital of Adel – On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Buyer effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia, in each case, paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. The Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2011 and 2010 and as of June 30, 2011.

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

Discontinued Operations Reserves – Over the past 23 years, SunLink has discontinued operations carried on by its former Chilton Medical Center, Mountainside Medical Center, and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves relating to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability.

Note 5. – Shareholders’ Equity

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

Note 6. – Receivables- net

Summary information for receivables is as follows:

	September 30, 2011	June 30, 2011
Accounts receivable (net of contractual allowances)	$28,428	$28,619
Less allowance for doubtful accounts	(12,464)	(12,317)

Receivables - net	$15,964	$16,302

Net revenues included increases of $0 and $9 for the three months ended September 30, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Medicare and Medicaid Electronic Health Records Incentives

Deferred Gain – Medicare Electronic Health Records Incentives

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

SunLink’s five operating hospitals and Adel and Chilton (see Note 4. – Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. Incentive payments for all five operating hospital and Adel and Chilton totaling $8,521 were received by SunLink during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink has recorded the $8,521 of deferred gain as of December 31, 2011 and June 30, 2011. This deferred gain is expected to be recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 is known.

SunLink’s two Missouri hospitals, its two Georgia hospitals, and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ending September 30, 2011 and recognized and received the EHR incentive payments in the six month period ended December 31, 2011 in the amount of $1,013.

Note 8. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	September 30, 2011	June 30, 2011
Healthcare Facilities Segment
Certificates of Need	$630	$630
Noncompetition Agreements	83	83

	713	713
Accumulated Amortization	(293)	(280)

	420	433

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(489)	(453)

	3,369	3,405

Total	$3,789	$3,838

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $43 and $153 for the quarters ended September 30, 2011 and 2010, respectively.

Goodwill consists of the following:

	September 30, 2011	June 30, 2011

Healthcare Facilities Segment	$931	$931
Specialty Pharmacy Segment	461	461

	$1,392	$1,392

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2011	June 30, 2011
Term Loan	$20,648	$29,086
Capital lease obligations	155	169

Total	20,803	29,255
Less current maturities	(1,816)	(1,814)

	$18,987	$27,441

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

Unamortized financing costs and expenses related to the Credit Facility of $182 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately $2,364 and $944 as of the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $42 and $107 for the three months ended September 30, 2011 and 2010, respectively.

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

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30, 2011	June 30, 2011
Carmichael’s	$2,497	$2,497
Less current maturities	(300)	(300)

	$2,197	$2,197

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

Under the terms of the Credit Facility (see Note 9. – Long-Term Debt), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Notes without permission of the agent for the lenders of the Credit Facility.

Note 11. – Income Taxes

Income tax benefit of $769 ($693 federal tax benefit and $76 state tax benefit) and income tax benefit of $565 ($745 federal tax benefit and $180 state tax expense) was recorded for the three months ended September 30, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $6,150 at September 30, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $9,072. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

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

Note 12. – Noncontrolling Interest

On July 1, 2009, SunLink sold 49% of its Specialty Pharmacy operations subsidiary in Ellijay, Georgia, to an unaffiliated buyer at a sales price of $76.

Note 13. – Commitments and Contingencies

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,871	$300	$2,937	$63	$3,023	$188
2 years	19,234	300	1,085	63	1,951	164
3 years	0	300	631	63	11	140
4 years	0	1,597	520	61	7	64
5+ years	0	0	1,046	0	2	0

	$21,105	$2,497	$6,219	$250	$4,994	$556

At September 30, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2011 is a liability of $250 for one physician guarantee. SunLink expensed $62 and $44 on physician guarantees and recruiting for the three months ended September 30, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2011.

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended September 30, 2011 and 2010 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Three months ended September 30, 2011
Net revenues from external customers	$27,762	$7,755	$0	$35,517
Operating profit (loss)	790	(274)	(1,232)	(716)
Depreciation and amortization	814	228	135	1,177
Assets	54,859	11,633	14,941	81,433
Expenditures for property, plant and equipment	98	113	18	229

Three months ended September 30, 2010
Net revenues from external customers	$27,894	$8,902	$0	$36,796
Operating loss	(293)	(205)	(1,271)	(1,769)
Depreciation and amortization	920	388	115	1,423
Assets	57,785	25,335	14,609	97,729
Expenditures for property, plant and equipment	266	169	72	507

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

(dollars in thousands, except per share and admissions data)

Amendment No. 1 Overview

As discussed in Note 1, Basis of Presentation and Restatement, in the Notes to the condensed consolidated financial statements, we have restated our previously issued financial statements for the three months ended September 30, 2011; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K/A.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2011 Annual Report on Form 10-K/A and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes; and

•	Electronic Health Record incentives;

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED September 30,
	2011	2010	% Change
Net Revenues - Healthcare Facilities	$27,762	$27,894	-0.5%
Net Revenues - Specialty Pharmacy	7,755	8,902	-12.9%

Total Net Revenues	35,517	36,796	-3.5%
Costs and expenses	(36,233)	(38,565)	-6.0%

Operating loss	(716)	(1,769)	59.5%
Interest expense	(1,306)	(848)	54.0%
Interest income	2	1	100.0%

Loss from continuing operations before income taxes	$(2,020)	$(2,616)	22.8%

Healthcare Facilities Segment:
Admissions	1,181	1,266	-7%
Equivalent admissions	4,135	4,174	-1%
Surgeries	553	668	-17%
Revenue per equivalent admission	$6,687	$6,683	0%

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

Healthcare Facilities Segment

Net revenues for the quarter ended September 30, 2011 were $27,762 with a total of 4,135 equivalent admissions and revenue per equivalent admission of $6,687 compared to net revenues of $27,894 with a total of 4,174 equivalent admissions and revenue per equivalent admission of $6,683 for the quarter ended September 30, 2010.

The following table sets forth the percentage of net patient revenues, from major payor sources for the Company’s six hospitals during the periods indicated:

	Three Months Ended September 30,
	2011	2010
Source:
Medicare	41.1%	40.6%
Medicaid	12.9%	11.2%
Self-pay	16.2%	16.5%
Managed Care Insurance & Other	29.8%	31.7%

	100.0%	100.0%

Self-pay and managed care insurance and other net revenues decreased as a percentage of net revenue in the three months ended September 30, 2011 due to decreases in volume compared to the comparable prior year. The increase in Medicare and Medicaid as a percentage of total revenues in the current year’s quarter compared to the comparable prior year quarter was due to a shift in payor mix from self-pay and managed care insurance and other net revenues.

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

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $26,972 and $28,189 for the three months ended September 30, 2011 and 2010, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2011	2010
Salaries, wages and benefits	48.4%	47.4%
Provision for bad debts	15.1%	15.2%
Supplies	9.1%	10.1%
Purchased services	7.7%	7.6%
Medicaid EHR incentive payments	-3.7%	0.0%
Other operating expenses	16.1%	15.4%
Rent and lease expense	2.2%	2.1%
Depreciation and amortization expense	2.9%	3.4%

Supplies decreased in the three months ended September 30, 2011 due to an increase in net revenues combined with a decrease in the number of surgeries performed as compared to the three months ended September 30, 2010. Surgeries for the three months ended September 30, 2011 were 553 compared to 661 for the comparable prior year period.

EHR incentive payments as a percent of net revenue is a negative 3.7% for the 3 months ended September 30, 2011. This is related to the $1,013 of Medicaid EHR incentive payments recognized in the three months ended September 30, 2011. There were no Medicaid EHR incentive payments recognized in the three months ended September 30, 2011.

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 were $814 and $920, respectively. The decrease in the current year quarter compared to the comparable prior year quarter is due to increased net revenues combined with assets being fully depreciated in the current period as compared to the prior year period.

All other costs and expenses decreased as a percentage of net revenues due to decreased net revenues for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

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

Operating Profit

SunLink had an operating loss of $716 for the three months ended September 30, 2011 and an operating loss of $1,769 for the three months ended September 30, 2010. The decrease in operating loss resulted from $1,013 of Medicaid EHR incentive payments recognized during the three months ended September 30, 2011.

Interest Expense

Interest expense was $1,306 and $848 for the three months ended September 30, 2011 and 2010, respectively. Interest expense for the three months ended September 30, 2011 increased from the same period last year primarily due to approximately $131 in waiver fees paid in the three months ended September 30, 2011 as required under the Credit Facility Waiver and increased interest rates charged as a result of the Credit Facility Waiver offset by a $65 decrease in deferred financing cost amortization this year resulting from the change in the termination date of the Credit Facility from September 2011 to January 2013.

Income Taxes

Income tax benefit of $769 ($693 federal tax benefit and $76 state tax benefit) and income tax benefit of $565 ($745 federal tax benefit and $180 state tax expense) was recorded for the three months ended September 30, 2011 and 2010, respectively.

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

Earnings (Loss) After Taxes

Loss from continuing operations was $2,020 ($0.15 loss per fully diluted share) for the quarter ended September 30, 2011 compared to loss from continuing operations of $2,616 ($0.25 loss per fully diluted share) for the quarter ended September 30, 2010. The decreased loss in the current year’s quarter resulted from the decrease in operating loss for the three months ended September 30, 2011 as compared to the prior year period, partially offset by increased interest expense from the prior year.

Loss from discontinued operations of $304 for the three months ended September 30, 2011 resulted from operating losses from Adel of $291 and losses resulting from domestic pension items relating to discontinued operations.

Net loss for the quarter ended September 30, 2011 was $1,555 ($0.18 loss per fully diluted share) compared to net loss of $2,768 ($0.34 loss per fully diluted share) for the quarter ended September 30, 2010.

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

	Three Months Ended September 30,
	2011	2010
Healthcare Facilities Adjusted EBITDA	$1,604	$627
Specialty Pharmacy Adjusted EBITDA	(46)	183
Corporate overhead costs	(1,097)	(1,156)
Taxes and interest expense	(360)	38
Other non-cash expenses and net change in operating assets and liabilities	(1,448)	1,328

Net cash provided by (used in) operations	$(1,347)	$1,020

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

Unamortized financing costs and expenses related to the Credit Facility of $182 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately $2,364 and $944 as of the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $42 and $107 for the three months ended September 30, 2011 and 2010, respectively.

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

We used $1,347 of cash in operations during the three months ended September 30, 2011 compared to $1,059 generated from operations during the comparable prior year period. Cash usage resulted from net loss and increased interest expense as compared to the comparable prior year period.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,871	$300	$2,937	$63	$3,023	$188
2 years	19,234	300	1,085	63	1,951	164
3 years	0	300	631	63	11	140
4 years	0	1,597	520	61	7	64
5+ years	0	0	1,046	0	2	0

	$21,105	$2,497	$6,219	$250	$4,994	$556

At September 30, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at September 30, 2011 is a liability of $250 for one physician guarantee. SunLink expensed $62 and $44 on physician guarantees and recruiting for the three months ended September 30, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2011.

At September 30, 2011, we had outstanding long-term debt and subordinated debt of $23,299 of which $20,648 was incurred under the Term Loan, $2,497 was incurred under the subordinated Carmichael Notes, and $154 was related to capital leases. Also outstanding at September 30, 2011 was $6,200 under the Revolving Loan.

Discontinued Operations

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia, in each case, paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. Pursuant to the management agreement, Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 and as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes during the quarter ended September 30, 2011, or in the other periods referred to above, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q/A for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three ended September 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 21, 2012