Form 10-Q/A
period 2011-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2012-05-21
CIK 96793

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

Amendment No. 1 Overview

SunLink Health Systems, Inc. (“SunLink) is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three and nine month periods ended December 31, 2011 and 2010 to reflect the restatement of our previously issued condensed consolidated financial statements and other in response to comments issued by the SEC and to clarify certain prior disclosures. For further discussion of the restatement, see Note 1, Restatement and Basis of Presentation, to our condensed consolidated financial statements and Item 4 contained herein.

The information contained in this Amendment, including the condensed consolidated financial statements and the notes hereto, amends only Items 1 and 2 of Part I and Item 4 of Part II of the originally filed Quarterly Report on Form 10-Q for the three and nine month period ended December 31, 2011 and 2010 and no other items in our originally filed Form 10-Q are hereby amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	June 30,
	(unaudited)	2011
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$519	$7,250
Receivables - net	16,113	16,302
Inventory	4,321	4,371
Income tax receivable	1,621	1,526
Deferred income tax asset	5,891	8,846
Electronic Health Records incentive reimbursement receivable	466	277
Current assets of Memorial Hospital of Adel	339	437
Prepaid expense and other	3,893	4,356

Total current assets	33,163	43,365

Property, plant and equipment, at cost	66,493	65,967
Less accumulated depreciation	34,572	32,283

Property, plant and equipment - net	31,921	33,684

Noncurrent Assets:
Intangible assets - net	3,393	3,477
Goodwill	1,392	1,392
Noncurrent assets of Adel	6,685	6,780
Deferred income tax asset	3,711	2,786
Other noncurrent assets	585	346

Total noncurrent assets	15,766	14,781

TOTAL ASSETS	$80,850	$91,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,855	$7,509
Revolving advances	6,700	5,300
Current maturities of long-term debt	1,832	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,459	5,064
Deferred gain - Medicare Electronic Health Records incentives	8,521	8,521
Other accrued expenses	2,929	2,824

Total current liabilities	32,596	31,332

Long-Term Liabilities
Long-term debt	18,595	27,441
Subordinated long-term debt	2,302	2,197
Noncurrent liability for professional liability risks	3,442	3,583
Other noncurrent liabilities	1,221	1,209

Total long-term liabilities	25,560	34,430

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at December 31, 2011 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,462	11,751
Retained earnings	4,713	10,462
Accumulated other comprehensive loss	(278)	(278)

Total Parent Company Shareholders’ Equity	22,621	25,995
Noncontrolling interest	73	73

Total Shareholders’ Equity	22,694	26,068

Total Liabilities and Shareholders’ Equity	$80,850	$91,830

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net Revenues	$37,038	$40,541	$72,555	$77,337

Costs and Expenses
Cost of goods sold	7,807	8,443	12,741	14,251
Salaries, wages and benefits	15,980	16,048	31,856	31,806
Provision for bad debts	3,097	3,630	7,646	8,114
Supplies	2,418	2,839	4,984	5,722
Purchased services	2,210	2,523	4,659	5,031
Other operating expenses	4,817	4,749	9,793	9,747
Rent and lease expense	695	709	1,414	1,412
Depreciation and amortization	1,197	1,422	2,374	2,845
Medicaid Electronic Health Records incentives	(614)	0	(1,627)	0

Operating profit (loss)	(569)	178	(1,285)	(1,591)

Other Income (Expense):
Interest expense	(1,029)	(3,229)	(2,335)	(4,077)
Interest income	0	1	2	2

Loss from Continuing Operations before income taxes	(1,598)	(3,050)	(3,618)	(5,666)

Income Tax Benefit	(505)	(961)	(1,274)	(1,526)

Loss from Continuing Operations	(1,093)	(2,089)	(2,344)	(4,140)

Earnings (Loss) from Discontinued Operations	159	323	(145)	(394)

Net Loss	$(934)	$(1,766)	$(2,489)	$(4,534)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.12)	$(0.26)	$(0.25)	$(0.51)

Diluted	$(0.12)	$(0.26)	$(0.25)	$(0.51)

Discontinued Operations:
Basic	$0.02	$0.04	$(0.02)	$(0.05)

Diluted	$0.02	$0.04	$(0.02)	$(0.05)

Net Loss:
Basic	$(0.10)	$(0.22)	$(0.27)	$(0.56)

Diluted	$(0.10)	$(0.22)	$(0.27)	$(0.56)

Weighted-Average Common Shares Outstanding:
Basic	9,448	8,082	9,253	8,081

Diluted	9,448	8,082	9,253	8,081

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2011	2010

Net Cash Used in Operating Activities	$(1,023)	$(1,394)

Cash Flows from Investing Activities:

Expenditures for property, plant and equipment - continuing operations	(447)	(710)
Expenditures for property, plant and equipment - discontinued operations	(71)	(125)

Net Cash Used in Investing Activities	(518)	(835)

Cash Flows from Financing Activities:
Revolving advances - net	1,400	2,800
Payments on long-term debt	(8,935)	(1,052)
Net proceeds from issuance of common shares	2,345	8

Net Cash Provided by (Used in) Financing Activities	(5,190)	1,756

Net decrease in Cash and Cash Equivalents	(6,731)	(473)

Cash and Cash Equivalents Beginning of Period	7,250	1,704

Cash and Cash Equivalents End of Period	$519	$1,231

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$2,371	$2,857

Income taxes	($27)	$413

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - continuing operations	$80	$34
Assets acquired under capital lease obligation - discontinued operations	316	0

	$396	$34

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Restatement and Basis of Presentation

Restatement

We have restated our Condensed Consolidated Financial Statements and other financial information in our Quarterly Report on Form 10-Q for the three and six month periods ended December 31, 2011 and 2010 in response to comments issued by the SEC and to clarify certain prior disclosures.

On May 7, 2012, the Board of Directors and Audit Committee of SunLink Health Systems, Inc., (“SunLink”, or the “Company”) concluded that, as a results of comments issued by the SEC on its Form 10-Q for three and six months ended December 31, 2011, the financial statements for the three and six months ended December 31, 2011 should no longer be relied upon in light of Accounting Standards Codification 450-30, “Gain Contingencies”, (“ASC 450-30”) and the existing non-authoritative guidance that Medicare and Medicaid incentive payments for implementation of electronic health records (“EHR”) technology be accounted for on the basis of the gain contingency accounting model rather than a grant based accounting model as employed by SunLink with respect to such payments in fiscal quarters ending prior to December 31, 2011. As a result, the Company is restating its financial statements for the three and six months ended December 31, 2011. The restatement of financial statements does not affect the amount or the timing of past or future Medicare and Medicaid incentive payments.

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

The following table sets forth the effects of the restatement adjustments and discontinued operations reclassification on line items within our previously reported condensed consolidated balance sheet as of December 31, 2011:

	As of December 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$519	$0	$0	$519
Receivables - net	16,113	0	0	16,113
Inventory	4,634	0	(313)	4,321
Net current assets of Memorial Hospital of Adel	0	0	339	339
Income tax receivable	1,621	0	0	1,621
Deferred income tax asset	5,545	346	0	5,891
Electronic Health Records incentive reimbursement receivable	1,310	(844)	0	466
Prepaid expense and other	4,175	(200)	(82)	3,893

Total current assets	33,917	(698)	(56)	33,163

Property, plant and equipment, at cost	75,935	0	(9,442)	66,493
Less accumulated depreciation	39,034	0	(4,462)	34,572

Property, plant and equipment - net	36,901	0	(4,980)	31,921

Noncurrent Assets:
Intangible assets - net	3,741	0	(348)	3,393
Goodwill	2,976	0	(1,584)	1,392
Net noncurrent assets of Memorial Hospital of Adel	0	0	6,685	6,685
Deferred income tax asset	3,711	0	0	3,711
Other noncurrent assets	591	0	(6)	585

Total noncurrent assets	11,019	—	4,747	15,766

TOTAL ASSETS	$81,837	$(698)	$(289)	$80,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,855	$0	$0	$7,855
Revolving advances	6,700	0	0	6,700
Current maturities of long-term debt	1,888	0	(56)	1,832
Current maturities of subordinated long-term debt	300	0	0	300
Accrued payroll and related taxes	4,459	0	0	4,459
Deferred gain - Medicare Electronic Health Records incentive reimbursement	0	8,521	0	8,521
Other accrued expenses	2,929	0	0	2,929

Total current liabilities	24,131	8,521	(56)	32,596

Long-Term Liabilities
Long-term debt	18,828	0	(233)	18,595
Subordinated long-term debt	2,302	0	0	2,302
Noncurrent liability for professional liability risks	3,442	0	0	3,442
Other noncurrent liabilities	1,221	0	0	1,221

Total long-term liabilities	25,793	0	(233)	25,560

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at December 31, 2011 and 8,120 shares at June 30, 2011	4,724	0	0	4,724
Additional paid-in capital	13,462	0	0	13,462
Retained earnings	13,932	(9,219)	0	4,713
Accumulated other comprehensive loss	(278)	0	0	(278)

Total Parent Company Shareholders’ Equity	31,840	(9,219)	0	22,621
Noncontrolling interest	73	0	0	73

Total Shareholders’ Equity	31,913	(9,219)	0	22,694

Total Liabilities and Shareholders’ Equity	$81,837	$(698)	$(289)	$80,850

The impact of the restatement adjustments and discontinued operations reclassification on the Company’s previously reported condensed consolidated statement of earnings and loss for the three and six months ended December 31, 2011 is shown in the following tables (in thousands, except per share data):

	Three Months Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated

Net Revenues	$41,231	$0	$(4,193)	$37,038

Costs and Expenses
Cost of goods sold	7,807	0	0	7,807
Salaries, wages and benefits	18,157	0	(2,177)	15,980
Provision for bad debts	3,645	0	(548)	3,097
Supplies	2,860	0	(442)	2,418
Purchased services	2,547	0	(337)	2,210
Other operating expenses	5,466	0	(649)	4,817
Rent and lease expense	772	0	(77)	695
Depreciation and amortization	1,324	0	(127)	1,197
Medicaid Electronic Health Records incentives	—	(1,068)	454	(614)

Operating loss	(1,347)	1,068	(290)	(569)

Other Income (Expense):
Interest expense	(1,035)	0	6	(1,029)
Interest income	0	0	0	0

Loss from Continuing Operations before income taxes	(2,382)	1,068	(284)	(1,598)

Income Tax Benefit	(796)	402	(111)	(505)

Loss from Continuing Operations	(1,586)	666	(173)	(1,093)

Earnings (Loss) from Discontinued Operations	(14)	0	173	159

Net Loss	$(1,600)	$666	$0	$(934)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.17)	$0.07	$(0.02)	$(0.12)

Diluted	$(0.17)	$0.07	$(0.02)	$(0.12)

Discontinued Operations:
Basic	$(0.00)	$0.00	$0.02	$0.02

Diluted	$(0.00)	$0.00	$0.02	$0.02

Net Loss:
Basic	$(0.17)	$0.07	$0.00	$(0.10)

Diluted	$(0.17)	$0.07	$0.00	$(0.10)

	Six Months Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	Discontinued Operations Reclassification	As Restated

Net Revenues	$84,284	$(2,998)	$(8,731)	$72,555

Costs and Expenses				0
Cost of goods sold	12,741	0	0	12,741
Salaries, wages and benefits	36,392	0	(4,536)	31,856
Provision for bad debts	9,121	0	(1,475)	7,646
Supplies	5,922	0	(938)	4,984
Purchased services	5,344	0	(685)	4,659
Other operating expenses	11,106	0	(1,313)	9,793
Rent and lease expense	1,566	0	(152)	1,414
Depreciation and amortization	2,628	0	(254)	2,374
Medicaid Electronic Health Records incentives	0	(2,081)	454	(1,627)

Operating loss	(536)	(917)	168	(1,285)

Other Income (Expense):
Interest expense	(2,346)	0	11	(2,335)
Interest income	2	0	0	2

Loss from Continuing Operations before income taxes	(2,880)	(917)	179	(3,618)

Income Tax Benefit	(989)	(346)	61	(1,274)

Loss from Continuing Operations	(1,891)	(571)	118	(2,344)

Loss from Discontinued Operations	(27)	0	(118)	(145)

Net Loss	$(1,918)	$(571)	$0	$(2,489)

Loss Per Share:
Continuing Operations:
Basic	$(0.20)	$(0.06)	$0.01	$(0.25)

Diluted	$(0.20)	$(0.06)	$0.01	$(0.25)

Discontinued Operations:
Basic	$(0.00)	$0.00	$(0.01)	$(0.02)

Diluted	$(0.00)	$0.00	$(0.01)	$(0.02)

Net Loss:
Basic	$(0.21)	$(0.06)	$0.00	$(0.27)

Diluted	$(0.21)	$(0.06)	$0.00	$(0.27)

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net Revenues:
Memorial Hospital of Adel	$4,193	$4,512	$8,731	$8,582
Chilton Medical Center	0	3,698	0	7,036

	$4,193	$8,210	$8,731	$15,618

Earnings (loss) from discontinued operations:

Memorial Hospital of Adel
Earnings (loss) from operations	$284	$(10)	$(179)	$(350)
Income tax expense (benefit)	111	2	(61)	(126)

Earnings (loss) from Memorial Hospital of Adel after taxes	173	(12)	(118)	(224)

Life sciences and engineering segment:
Loss from operations	$(22)	$(21)	$(44)	$(42)
Income tax benefit	(8)	(8)	(17)	(16)

Loss from life sciences and engineering segment after taxes	(14)	(13)	(27)	(26)

Chilton Medical Center:
Earnings (loss) from operations	0	3	0	(497)
Income tax benefit	0	(18)	0	(137)

Earnings (loss) from Chilton Medical Center after taxes	0	21	0	(360)

Mountainside Medical Center:
Earnings from operations	0	525	0	347
Income tax expense	0	198	0	131

Earnings from Mountainside Medical Center after taxes	0	327	0	216

Earnings (loss) from discontinued operations	$159	$323	$(145)	$(394)

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

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2011 and 2010 and as of June 30, 2011.

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

Note 5. – Shareholders’ Equity

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

Note 6. – Receivables- net

Summary information for receivables is as follows:

	December 31,	June 30,
	2011	2011
Accounts receivable (net of contractual allowances)	$28,059	$28,619
Less allowance for doubtful accounts	(11,946)	(12,317)

Receivables - net	$16,113	$16,302

Net revenues included increases of $51 and $653 for the three months ended December 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $51 and $662 for the six months ended December 31, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 7. – Medicare and Medicaid Electronic Health Records Incentives

Deferred Gain – Medicare Electronic Health Records Incentives

EHR incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

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

SunLink’s two Missouri hospitals, its two Georgia hospitals, and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ending September 30, 2011 and recognized and received the EHR incentive payments in the six month period ended December 31, 2011 in the amount of $1,627.

Note 8. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	December 31,	June 30,
	2011	2011
Healthcare Facilities Segment
Certificates of Need	$80	$80
Noncompetition Agreements	83	83

	163	163
Accumulated Amortization	(104)	(91)

	59	72

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(524)	(453)

	3,334	3,405

Total	$3,393	$3,477

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $42 and $154 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense was $85 and $307 for the six months ended December 31, 2011 and 2010, respectively.

Goodwill consists of the following:

	December 31,	June 30,
	2011	2011
Healthcare Facilities Segment	$931	$931
Specialty Pharmacy Segment	461	461

	$1,392	$1,392

Note 9. – Long-Term Debt and Revolving Line of Credit

Long-term debt consisted of the following:

	December 31,	June 30,
	2011	2011
Term Loan	$20,211	$29,086
Capital lease obligations	216	169

Total	20,427	29,255
Less current maturities	(1,832)	(1,814)

	$18,595	$27,441

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

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31,	June 30,
	2011	2011
Carmichael’s	$2,602	$2,497
Less current maturities	(300)	(300)

	$2,302	$2,197

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

Note 11. – Income Taxes

Income tax benefit of $505 ($411 federal tax benefit and $94 state tax benefit) and income tax benefit of $961 ($965 federal tax benefit and $4 state tax expense) was recorded for the three months ended December 31, 2011 and 2010, respectively.

Income tax benefit of $1,274 ($949 federal tax benefit and $325 state tax benefit) and income tax benefit of $1,526 ($1,722 federal tax benefit and $196 state tax expense) was recorded for the six months ended December 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,518 at December 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $9,602. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,832	$300	$2,913	$54	$1,415	$196
2 years	18,546	300	1,221	54	1,345	172
3 years	16	300	614	54	3	148
4 years	17	1,702	492	35	2	68
5+ years	16	0	693	0	1	0

	$20,427	$2,602	$5,933	$197	$2,766	$584

At December 31, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2011 is a liability of $197 for one physician guarantee. SunLink expensed $236 and $96 on physician guarantees and recruiting for the three months ended December 31, 2011 and 2010, respectively. SunLink expensed $298 and $140 on physician guarantees and recruiting for the six months ended December 31, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2011.

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

Note 14. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended December 31, 2011 and 2010 is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended December 31, 2011 (Restated)
Net revenues from external customers	$26,366	$10,672	$0	$37,038
Operating profit (loss)	648	51	(1,268)	(569)
Depreciation and amortization	826	235	136	1,197
Assets	54,314	12,259	14,277	80,850
Expenditures for property, plant and equipment	98	98	21	217

Six months ended December 31, 2011 (Restated)
Net revenues from external customers	$54,128	$18,427	$0	$72,555
Operating profit (loss)	1,438	(223)	(2,500)	(1,285)
Depreciation and amortization	1,640	463	271	2,374
Assets	54,314	12,259	14,277	80,850
Expenditures for property, plant and equipment	197	211	39	447

Three months ended December 31, 2010
Net revenues from external customers	$29,058	$11,483	$0	$40,541
Operating profit (loss)	1,831	(7)	(1,646)	178
Depreciation and amortization	916	393	113	1,422
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	96	86	21	203

Six months ended December 31, 2010
Net revenues from external customers	$56,952	$20,385	$0	$77,337
Operating loss	1,538	(212)	(2,917)	(1,591)
Depreciation and amortization	1,836	781	228	2,845
Assets	58,829	25,957	11,631	96,417
Expenditures for property, plant and equipment	362	255	93	710

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share and admissions data)

Amendment No. 1 Overview

As discussed in Note 1, Basis of Presentation and Restatement, in the Notes to the condensed consolidated financial statements, we have restated our previously issued financial statements for the three and six months ended December 31, 2011; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2011 Annual Report on Form 10-K/A and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes; and

•	Electronic Health Record incentives

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
Net Revenues - Healthcare Facilities	$26,366	$29,058	-9.3%	$54,128	$56,952	-5.0%
Net Revenues - Specialty Pharmacy	10,672	11,483	-7.1%	18,427	20,385	-9.6%

Total Net Revenues	37,038	40,541	-8.6%	72,555	77,337	-6.2%
Costs and expenses	(37,607)	(40,363)	-6.8%	(73,840)	(78,928)	-6.4%

Operating profit	(569)	178	419.7%	(1,285)	(1,591)	19.2%
Interest expense	(1,029)	(3,229)	-68.1%	(2,335)	(4,077)	-42.7%
Interest income	—	1	-100.0%	2	2	0.0%

Loss from continuing operations before income taxes	$(1,598)	$(3,050)	47.6%	$(3,618)	$(5,666)	36.1%

Healthcare Facilities Segment:
Admissions	1,173	1,236	-5%	2,354	2,502	-6%
Equivalent admissions	4,102	3,893	5%	8,237	8,067	2%
Surgeries	533	628	-15%	1,086	1,296	-16%
Revenue per equivalent admission	$6,401	$7,464	-14%	$6,544	$7,060	-7%

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

Healthcare Facilities Segment

Net revenues for the three months ended December 31, 2011 were $26,366 with a total of 4,102 equivalent admissions and revenue per equivalent admission of $6,401 compared to net revenues of $29,058 with a total of 3,893 equivalent admissions and revenue per equivalent admission of $7,464 for the quarter ended December 31, 2010. Net revenues for the six months ended December 31, 2011 were $54,128 with a total of 8,237 equivalent admissions and revenue per equivalent admission of $6,544 compared to net revenues of $56,952 with a total of 8,067 equivalent admissions and revenue per equivalent admission of $7,060 for the six months ended December 31, 2010.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s six hospitals during the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Source:
Medicare	42.1%	40.2%	40.6%	40.4%
Medicaid	11.5%	17.6%	13.8%	14.5%
Self-pay	11.6%	11.5%	14.4%	13.9%
Managed Care Insurance & Other	34.8%	30.7%	31.2%	31.2%

	100.0%	100.0%	100.0%	100.0%

Medicaid as a percentage of total revenues decreased in the three and six months ended December 31, 2011 compared to the comparable prior year period as a result of declining volumes. The increase in self-pay and managed care insurance and other net revenues as a percentage of total revenues in the current year’s quarter compared to the comparable prior year quarter was due to a shift in payor mix from Medicaid net revenues.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended December 31, 2011 was $10,672, a decrease of $811, or 7.1%, from $11,483 for the three months ended December 31, 2010. Specialty Pharmacy net revenues for the six months ended December 31, 2011 was $18,427, a decrease of $1,958, or 9.6%, from $20,385 for the six months ended December 31, 2010. The decrease was due to the conversion of numerous institutional pharmacy direct-servicing contracts to a pharmacy management contract, the loss of certain other institutional contracts and a decrease in the sale of the seasonal infusion therapy drug from the same period of the prior year, offset somewhat by the realization of net revenues related to a new component of the institutional pharmacy business.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $25,718 and $27,225 for the three months ended December 31, 2011 and 2010, respectively. Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $52,690 and $55,414 for the six months ended December 31, 2011 and 2010, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Salaries, wages and benefits	51.4%	45.7%	50.0%	46.7%
Provision for bad debts	11.6%	12.1%	14.0%	14.0%
Supplies	9.0%	9.6%	9.2%	10.0%
Purchased services	7.1%	7.3%	7.4%	7.4%
Medicaid EHR incentives	-2.3%	0.0%	-3.0%	0.0%
Other operating expenses	15.6%	13.8%	15.9%	14.8%
Rent and lease expense	2.2%	2.1%	2.2%	2.0%
Depreciation and amortization expense	2.7%	3.2%	3.0%	3.2%

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

Medicaid EHR incentives as a percentage of net revenue is a negative 2.3% and 3.0% for the three and six months ended December 31, 2011. This is related to the $614 and $1,627 of Medicaid EHR incentive payments recognized in the three and six months ended December 31, 2011, respectively. There were no Medicaid EHR incentive payments recognized in the three and six months ended December 31, 2010.

Other operating expenses decreased slightly from the comparable prior year quarter but increased as percentage of net revenue in the three months ended December 31, 2011 due to the overall decrease in net revenues for the three months ended December 31, 2011.

Depreciation and amortization expense for the three months ended December 31, 2011 and 2010 were $826 and $916, respectively. Depreciation and amortization expense for the six months ended December 31, 2011 and 2010 were $1,640 and $1,836, respectively. The decrease in the six months ended December 31, 2011 compared to the six months ended December 31, 2010 is due to assets being fully depreciated in the current six month period as compared to the prior year period.

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

Operating Profit

SunLink had an operating loss of $569 for the three months ended December 31, 2011 and an operating profit of $178 for the three months ended December 31, 2010. SunLink had an operating loss of $1,285 and $1,591 for the six months ended December 31, 2011 and December 31, 2010, respectively. The operating losses for the three and six months ended December 31, 2011 compared to the prior year periods resulted from decreases in net revenues partially offset by decreases in cost and expenses as a result of the decrease in net revenues and effective cost control measures implemented at the facilities.

Interest Expense

Interest expense was $1,029 and $3,229 for the three months ended December 31, 2011 and 2010, respectively and $2,335 and $4,077 for the six months ended December 31, 2011 and 2010, respectively. Interest expense for the three and six months ended December 31, 2011 decreased from the same periods last year due to an $8,000 prepayment on the term loan resulting in reduced interest expense which was partially offset by an increase in interest rates. The decrease also resulted from decreased waiver fees and non-cash amortization of costs and fees in the current year periods. Non-cash amortization expense of costs and fees was $42 and $84 for the three and six months ended December 31, 2011, respectively, compared to $995 and $1,102 for the three and six months ended December 31, 2010, respectively. Waiver fees and costs were $0 and $131 for the three and six months ended December 31, 2011, respectively, compared to $984 for both the three and six months ended December 31, 2010.

Income Taxes

Income tax benefit of $505 ($411 federal tax benefit and $94 state tax benefit) and income tax benefit of $961 ($965 federal tax benefit and $4 state tax expense) was recorded for the three months ended December 31, 2011 and 2010, respectively.

Income tax benefit of $1,274 ($949 federal tax benefit and $325 state tax benefit) and income tax benefit of $1,526 ($1,722 federal tax benefit and $196 state tax expense) was recorded for the six months ended December 31, 2011 and 2010, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $8,518 at December 31, 2011. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At December 31, 2011, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $9,602. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,093 ($0.12 loss per fully diluted share) for the quarter ended December 31, 2011 compared to loss from continuing operations of $2,089 ($0.26 loss per fully diluted share) for the quarter ended December 31, 2010. The decreased loss in the current year’s quarter resulted from the decrease in interest expense partially offset by the increase in operating loss as compared to the prior year’s quarter. Loss from continuing operations was $2,344 ($0.27 loss per fully diluted share) for the six months ended December 31, 2011 compared to loss from continuing operations of $4,140 ($0.56 loss per fully diluted share) for the quarter ended December 31, 2010. The decreased loss for the six months ended December 31, 2011 resulted from decreased interest expense partially offset by decreased operating loss and income tax benefit as compared to the comparable prior year period.

Earnings from discontinued operations of $159 for the three months ended December 31, 2011 resulted from earnings from operations of Adel of $ 173 and from losses resulting from pension items relating to discontinued operations. Loss from discontinued operations of $145 for the six months ended December 31, 2011 resulted from losses from operations of Adel of $118 and losses resulting from pension items relating to discontinued operations.

Net loss for the quarter ended December 31, 2011 was $934 ($0.10 loss per fully diluted share) compared to net loss of $1,766 ($0.22 loss per fully diluted share) for the quarter ended December 31, 2010. Net loss for the six months ended December 31, 2011 was $2,489 ($0.21 loss per fully diluted share) compared to net loss of $4,534 ($0.56 loss per fully diluted share) for the six months ended December 31, 2010.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Healthcare Facilities Adjusted EBITDA	$1,465	$2,745	$3,071	$3,374
Specialty Pharmacy Adjusted EBITDA	285	386	239	569
Corporate overhead costs	(1,122)	(1,533)	(2,220)	(2,689)
Taxes and interest expense	(622)	(2,440)	(983)	(2,402)
Other non-cash expenses and net change in operating assets and liabilities	308	(1,499)	(1,130)	(246)

Net cash provided by (used in) operations	$314	$(2,341)	$(1,023)	$(1,394)

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2011 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,832	$300	$2,913	$54	$1,415	$196
2 years	18,546	300	1,221	54	1,345	172
3 years	16	300	614	54	3	148
4 years	17	1,702	492	35	2	68
5+ years	16	0	693	0	1	0

	$20,427	$2,602	$5,933	$197	$2,766	$584

At December 31, 2011, SunLink had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2011 is a liability of $197 for one physician guarantee. SunLink expensed $236 and $96 on physician guarantees and recruiting for the three months ended December 31, 2011 and 2010, respectively. SunLink expensed $298 and $140 on physician guarantees and recruiting for the six months ended December 31, 2011 and 2010, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2011.

At December 31, 2011, we had outstanding long-term debt and subordinated debt of $23,813 of which $20,211 was incurred under the Term Loan, $2,602 was incurred under the subordinated Carmichael Notes, and $216 was related to capital leases. Also outstanding at December 31, 2011 was $6,700 under the Revolving Loan.

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

Discontinued Operations

On March 8, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) effective March 1, 2012 to sell substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300. Excluded assets include accounts receivable as of the Cutoff Date and all Medicare and Medicaid incentive payments for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia paid with respect to the fiscal year ending June 30, 2012. Retained liabilities generally consist of liabilities incurred prior to the closing date of the transaction. Effective April 1, 2012, Buyer began management of Adel under a management agreement to continue from such date until the scheduled date of closing. Pursuant to the terms of the management agreement, Buyer is to retain any profit earned and fund any losses incurred during the management period. The transaction is subject to a number of conditions and is expected to close in SunLink’s first fiscal quarter of 2013. The agreement may be terminated by either SunLink or the Buyer if the transaction is not consummated prior to July 31, 2012 or such later date as the parties may agree. Subject to certain conditions, if the Buyer terminates the agreement during the period April 1, 2012 through July 31, 2012 from other than a default by the Company, SunLink will be entitled to a breakup fee of $900. SunLink anticipates that the sale of assets of Adel for approximately $8,300, less estimated sale expenses, will result in net proceeds of approximately $7,500 to the Company and that the Company will be required to use all or substantially all of the net proceeds to pay down senior debt under the Company’s Credit Facility.

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2011 and 2010 and as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes during the quarter ended December 31, 2011, or in the other periods referred to above, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q/A and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2011. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q/A, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q/A for the three and six months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended December 31, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 21, 2012