Form 10-Q
period 2012-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2012-05-21
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012 (unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$879	$7,250
Receivables - net	16,678	16,302
Inventory	4,190	4,371
Net current assets of Memorial Hospital of Adel	354	437
Income tax receivable	309	1,526
Deferred income tax asset	8,743	8,846
Electronic Health Records incentive reimbursement receivable	189	277
Prepaid expense and other	5,160	4,356

Total current assets	36,502	43,365

Property, plant and equipment, at cost	66,603	65,967
Less accumulated depreciation	35,658	32,283

Property, plant and equipment - net	30,945	33,684

Noncurrent Assets:
Intangible assets - net	3,356	3,477
Goodwill	461	1,392
Net noncurrent assets of Memorial Hospital of Adel	6,592	6,780
Deferred income tax asset	4,556	2,786
Other noncurrent assets	349	346

Total noncurrent assets	15,314	14,781

TOTAL ASSETS	$82,761	$91,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,550	$7,509
Revolving advances	6,631	5,300
Current maturities of long-term debt	16,686	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,602	5,064
Deferred gain - Medicare Electronic Health Records incentive reimbursement	8,521	8,521
Other accrued expenses	3,149	2,824

Total current liabilities	47,439	31,332
Long-Term Liabilities
Long-term debt	4,033	27,441
Subordinated long-term debt	2,302	2,197
Noncurrent liability for professional liability risks	3,280	3,583
Other noncurrent liabilities	1,268	1,209

Total long-term liabilities	10,883	34,430
Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,448 shares at March 31, 2012 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,491	11,751
Retained earnings	6,429	10,462
Accumulated other comprehensive loss	(278)	(278)

Total Parent Company Shareholders’ Equity	24,366	25,995
Noncontrolling interest	73	73

Total Shareholders’ Equity	24,439	26,068

Total Liabilities and Shareholders’ Equity	$82,761	$91,830

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011
Net Revenues	$39,484	$42,376	$112,039	$119,713

Costs and Expenses
Cost of goods sold	8,418	9,288	21,159	23,539
Salaries, wages and benefits	16,212	16,008	48,068	47,814
Provision for bad debts	2,935	3,939	10,581	12,053
Supplies	2,526	2,730	7,510	8,452
Purchased services	2,286	2,553	6,945	7,584
Other operating expenses	4,602	4,942	14,395	14,689
Rent and lease expense	674	725	2,088	2,137
Impairment of goodwill	931	0	931	0
Depreciation and amortization	1,208	1,443	3,582	4,288
Medicaid Electronic Health Records incentive payments	0	0	(1,627)	0

Operating profit (loss)	(308)	748	(1,593)	(843)

Other Income (Expense):
Interest expense	(1,072)	(1,607)	(3,407)	(5,684)
Interest income	8	2	10	4

Loss from Continuing Operations before income taxes	(1,372)	(857)	(4,990)	(6,523)
Income Tax Benefit	(155)	(289)	(1,429)	(1,815)

Loss from Continuing Operations	(1,217)	(568)	(3,561)	(4,708)
Earnings (Loss) from Discontinued Operations	(327)	254	(472)	(140)

Net Loss	$(1,544)	$(314)	$(4,033)	$(4,848)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.13)	$(0.07)	$(0.38)	$(0.58)

Diluted	$(0.13)	$(0.07)	$(0.38)	$(0.58)

Discontinued Operations:
Basic	$(0.03)	$0.03	$(0.05)	$(0.02)

Diluted	$(0.03)	$0.03	$(0.05)	$(0.02)

Net Loss:
Basic	$(0.16)	$(0.04)	$(0.43)	$(0.60)

Diluted	$(0.16)	$(0.04)	$(0.43)	$(0.60)

Weighted-Average Common Shares Outstanding:
Basic	9,448	8,095	9,317	8,086

Diluted	9,448	8,095	9,317	8,086

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED MARCH 31,
	2012	2011
Net Cash Used in Operating Activities	$(656)	$(2,504)

Cash Flows from Investing Activities:

Expenditures for property, plant and equipment - continuing operations	(661)	(1,940)
Expenditures for property, plant and equipment - discontinued operations	(74)	(168)

Net Cash Used in Investing Activities	(735)	(2,108)

Cash Flows from Financing Activities:
Revolving advances - net	1,331	4,900
Proceeds of long-term debt	4,000	0
Payments on long-term debt - continuing operations	(12,656)	(1,301)
Net proceeds from issuance of common shares	2,345	64

Net Cash Provided by (Used in) Financing Activities	(4,980)	3,663

Net decrease in Cash and Cash Equivalents	(6,371)	(949)

Cash and Cash Equivalents Beginning of Period	7,250	1,704

Cash and Cash Equivalents End of Period	$879	$755

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$3,393	$4,238

Income taxes	($2,514)	$416

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - continuing operations	$80	$207
Assets acquired under capital lease obligation - discontinued operations	316	0

	$396	$207

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2012

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2012 and for the three and nine month periods ended March 31, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed with the SEC on May 21, 2012. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net Revenues:
Memorial Hospital of Adel	$4,481	$4,842	$13,212	$13,424
Chilton Medical Center	0	2,441	0	9,447

	$4,481	$7,283	$13,212	$22,871

Earnings (loss) from discontinued operations:
Memorial Hospital of Adel:
Earnings (loss) from operations	$(318)	$129	$(497)	$(221)
Expense related to sale of Memorial of Adel	(196)	0	(196)	0
Income tax expense (benefit)	(201)	43	(262)	(83)

Earnings (loss) from Memorial Hospital of Adel after taxes	(313)	86	(431)	(138)

Life sciences and engineering segment:
Loss from operations	(22)	(21)	(66)	(63)
Income tax benefit	(8)	(8)	(25)	(24)

Loss from life sciences and engineering segment after taxes	(14)	(13)	(41)	(39)

Chilton Medical Center:
Loss from operations	0	(228)	0	(725)
Gain on sale	0	438	0	438
Income tax expense (benefit)	0	29	0	(108)

Loss from Chilton Medical Center after taxes	0	181	0	(179)

Mountainside Medical Center:
Earnings from operations	0	0	0	347
Income tax expense	0	0	0	131

Earnings from Mountainside Medical Center after taxes	0	0	0	216

Earnings (loss) from discontinued operations	$(327)	$254	$(472)	$(140)

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

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2012 and 2011 and as of June 30, 2011.

Chilton Medical Center – On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. Currently rent of approximately $74 is in arrears under the lease agreement. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at March 31, 2012 was recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease and agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare and Medicaid incentive reimbursements received by Clanton.

Mountainside Medical Center – On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax loss of Mountainside for the nine months ended March 31, 2011 were legal expenses related to the litigation with the buyer’s claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2012 and 2011. The components of pension expense for the three and nine months ended March 31, 2012 and 2011, respectively, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest Cost	$18	$18	$54	$55
Expected return on assets	(10)	(11)	(30)	(32)
Amortization of prior service cost	14	14	42	40

Net pension expense	$22	$21	$66	$63

SunLink did not contribute to the plan in the nine months ended March 31, 2012. We expect to make no contribution to the plan through the end of the fiscal year ending June 30, 2012.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company recognized $29 and $2, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. For the nine months ended March 31, 2012 and 2011, the Company recognized $63 and $7, respectively, in salaries, wages and benefit expense for share options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 180,000 share options granted under the 2005 Equity Incentive Plan and 70,000 share options granted under the 2011 Director’s Stock Option Plan during the nine months ended March 31, 2012. No share options were granted during the nine months ended March 31, 2011.

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

Note 5. – Receivables – net

Summary information for receivables is as follows:

	March 31, 2012	June 30, 2011
Accounts receivable (net of contractual allowances)	$29,590	$28,619
Less allowance for doubtful accounts	(12,912)	(12,317)

Receivables - net	$16,678	$16,302

Net revenues included increases of $459 and $47 for the three months ended March 31, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $510 and $709 for the nine months ended March 31, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies”, (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for Medicare and Medicaid EHR incentive payments when its eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information needed for the full cost report year used for the final calculation of the EHR incentive reimbursement payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

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

SunLink’s two Missouri hospitals, its two Georgia hospitals, and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ending September 30, 2011 and recognized EHR incentive payments in the nine month period ended March 31, 2012 in the amount of $1,627. EHR incentive reimbursement payments were received for SunLink’s five operating hospitals during the nine months ended March 31, 2012 totaling $1,715. EHR incentive reimbursement payment for Chilton was received in the amount of $188 in the quarter ended June 30, 2012

Note 7. - Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	March 31, 2012	June 30, 2011
Healthcare Facilities Segment
Certficates of Need	$80	$80
Noncompetition Agreements	83	83

	163	163
Accumulated Amortization	(105)	(91)

	58	72

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(560)	(453)

	3,298	3,405

Total	$3,356	$3,477

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $153 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense was $121 and $460 for the nine months ended March 31, 2012 and 2011, respectively.

Goodwill consists of the following:

	March 31, 2012	June 30, 2011
Healthcare Facilities Segment	$0	$931
Specialty Pharmacy Segment	461	461

	$461	$1,392

The Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as March 31, 2012. The Company concluded that the carrying value of the subsidiary exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, during the quarter ended March 31, 2012.

Note 8. – Long-Term Debt and Revolving Line of Credit

Long-term debt consisted of the following:

	March 31, 2012	June 30, 2011
Term Loan	$16,523	$29,086
Callaway RDA Loan	4,000	0
Capital lease obligations	196	169

Total	20,719	29,255
Less current maturities	(16,686)	(1,814)

	$4,033	$27,441

SunLink Credit Facility—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by modification agreements on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At March 31, 2012, SunLink’s calculated net collectible value of eligible accounts receivable was $8,979, the Revolving Loan balance was $6,631 with an interest rate at LIBOR plus 9.125% (11.875% at March 31, 2012), and the Term Loan balance was $16,523 with an interest rate at LIBOR plus 11.07% (13.82% at March 31, 2012). Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries. The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. The Company was in compliance with the revised levels of financial covenants and terms in the Credit Facility as of March 31, 2012, but there is no assurance that the Company will remain in compliance. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

Unamortized financing costs and expenses related to the Credit Facility of $98 are being amortized over the current remaining life of the Credit Facility. Accumulated amortization was approximately $2,447 and $2,321 as of March 31, 2012 and June 30, 2011, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $42 and $181 for the three months ended March 31, 2012 and 2011, respectively. Amortization of the fees and expenses recorded in interest expense were approximately $126 and $1,283 for the nine months ended March 31, 2012 and 2011, respectively.

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

On May 3, 2012, the Company entered into the Fifth Modification to the Credit Facility. The Fifth Modification contained, among other things, the consent by the lenders under the Credit Facility to the sale under Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) of substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300 and requires that the net proceeds of approximately $7,500 to the Company be applied to pay down the Term Loan under the Credit Facility.

On May 4, 2012, the Company entered into the Sixth Modification. The Sixth Modification was in response to, among other things, the SEC’s requirement that Medicare and Medicaid EHR incentive payments be accounted under the gain contingency accounting model rather than the grant accounting model and the resulting restatement of the Company’s financial statements. Pursuant to the Sixth Modification, the lenders under the Credit Facility, among other things, consented to the continuing computation of Medicare and Medicaid EHR incentive payments under the grant accounting model for purposes of computing compliance with the Company’s financial covenants under the Credit Facility notwithstanding such restatement of the Company’s financial statements and waived any noncompliance that may have resulted by reason of such restatement of the Company’s financial statements and prior use of the grant accounting model rather than the gain contingency model.

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

Callaway RDA Loan - On March 26, 2012, SunLink Health Systems, Inc., HealthMont of Missouri, LLC (“Borrower”), HealthMont LLC (“HLLC”) entered into and closed on a $5,000 Loan Agreement with a bank dated as of March 16, 2012 (the “Callaway RDA Loan”). The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of two promissory notes; a $4,000 note and $1,000 note. The $4,000 was drawn in its entirety on March 26, 2012. The $1,000 will be drawn upon commencement of construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. $3,250 of the Callaway RDA Loan proceeds was applied as payment against the Company’s senior debt under the Term Loan under the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds will be used to finance improvements, including to provide an inpatient geriatric psychiatry unit at Callaway, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the Borrower’s Current Ratio of current assets to current liabilities and Debt Service Coverage, all as defined in the Callaway RDA Loan Agreement, that the Borrower must maintain and that are measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Note 9. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	March 31, 2012	June 30, 2011
Carmichael’s	$2,602	$2,497
Less current maturities	(300)	(300)

	$2,302	$2,197

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2011, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by SunLink Health Systems, Inc. The note and the guarantee are subordinate to the Credit Facility.

Under the terms of the Credit Facility (see Note 8 – Long-Term Debt and Revolving Line of Credit), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Purchase Note without permission of the agent for the lenders of the Credit Facility.

Note 10. – Income Taxes

Income tax benefit of $155 ($140 federal tax benefit and $15 state tax benefit) and $289 ($281 federal tax benefit and $8 state tax benefit) was recorded for the three months ended March 31, 2012 and 2011, respectively.

Income tax benefit of $1,429 ($1,187 federal tax benefit and $242 state tax benefit) and $1,815 ($2,031 federal tax benefit and $216 state tax expense) was recorded for the nine months ended March 31, 2012 and 2011, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $10,441 at March 31, 2012. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $13,299. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2010 through March 31, 2012:

Balance at July 1, 2010	71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reduction for tax positions of prior years	(15)

Balance at March 31, 2012	$22

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009. In May 2011, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants. In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. On April 11, 2012, summary judgment was awarded to SHC-Ellijay. The summary judgment was appealed by the Defendants on April 16, 2012 to which SHC-Ellijay filed a reply brief on April 26, 2012 and is awaiting response.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$16,689	$300	$2,855	$54	$1,901	$196
2 years	163	300	1,228	54	210	172
3 years	109	300	853	54	186	148
4 years	115	1,702	614	35	197	68
5+ years	3,577	0	879	0	2,401	0

	$20,653	$2,602	$6,429	$197	$4,895	$584

At March 31, 2012, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2012 is a liability of $197 for one physician guarantee. SunLink expensed $33 and $82 on physician guarantees and recruiting for the three months ended March 31, 2012 and 2011, respectively. SunLink expensed $331 and $222 on physician guarantees and recruiting for the nine months ended March 31, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2012.

Note 12. - Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $385 and $239 for legal services to these law firms in the three months ended March 31, 2012 and 2011, respectively, and $743 and $673 for legal services to these law firms in the nine months ended March 31, 2012 and 2011, respectively.

Note 13. - Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended March 31, 2012 and 2011 is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Three months ended March 31, 2012
Net revenues from external customers	$27,943	$11,541	$0	$39,484
Operating profit (loss)	881	63	(1,252)	(308)
Depreciation and amortization	831	240	137	1,208
Assets	53,070	11,885	17,806	82,761
Expenditures for property, plant and equipment	97	109	11	217

Nine months ended March 31, 2012
Net revenues from external customers	$82,071	$29,968	$0	$112,039
Operating profit (loss)	2,319	(160)	(3,752)	(1,593)
Depreciation and amortization	2,471	703	408	3,582
Assets	53,070	11,885	17,806	82,761
Expenditures for property, plant and equipment	365	320	50	735

Three months ended March 31, 2011
Net revenues from external customers	$29,685	$12,691	$0	$42,376
Operating profit (loss)	2,135	(155)	(1,232)	748
Depreciation and amortization	917	409	117	1,443
Assets	57,943	25,468	13,716	97,127
Expenditures for property, plant and equipment	511	223	496	1,230

Nine months ended March 31, 2011
Net revenues from external customers	$86,637	$33,076	$0	$119,713
Operating profit (loss)	3,673	(367)	(4,149)	(843)
Depreciation and amortization	2,753	1,190	345	4,288
Assets	57,943	25,468	13,716	97,127
Expenditures for property, plant and equipment	873	478	589	1,940

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2011 Annual Report on Form 10-K/A and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes; and

•	Electronic Health Record incentives.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	THREE MONTHS ENDED March 31,			NINE MONTHS ENDED March 31,
	2012	2011	% Change	2012	2011	% Change
Net Revenues - Healthcare Facilities	$27,943	$29,686	-5.9%	$82,071	$86,637	-5.3%
Net Revenues - Specialty Pharmacy	11,541	12,690	-9.1%	29,968	33,076	-9.4%

Total Net Revenues	39,484	42,376	-6.8%	112,039	119,713	-6.4%
Costs and expenses	(39,792)	(41,628)	-4.4%	(113,632)	(120,556)	-5.7%

Operating profit (loss)	(308)	748	141.2%	(1,593)	(843)	-89.0%
Interest expense	(1,072)	(1,607)	-33.3%	(3,407)	(5,684)	-40.1%
Interest income	8	2	300.0%	10	4	150.0%

Loss from continuing operations before income taxes	$(1,372)	$(857)	-60.1%	$(4,990)	$(6,523)	23.5%

Healthcare Facilities Segment:
Admissions	1,271	1,455	-13%	3,625	3,957	-8%
Equivalent admissions	4,152	4,100	1%	12,389	12,167	2%
Surgeries	452	535	-16%	1,538	1,831	-16%
Revenue per equivalent admission	$6,712	$7,231	-7%	$6,600	$7,118	-7%

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

Healthcare Facilities Segment

Net revenues for the three months ended March 31, 2012 were $27,943 with a total of 4,152 equivalent admissions and revenue per equivalent admission of $6,712 compared to net revenues of $29,686 with a total of 4,100 equivalent admissions and revenue per equivalent admission of $7,231 for the quarter ended March 31, 2011. Net revenues for the nine months ended March 31, 2012 were $82,071 with a total of 12,389 equivalent admissions and revenue per equivalent admission of $6,600 compared to net revenues of $86,637 with a total of 12,167 equivalent admissions and revenue per equivalent admission of $7,118 for the nine months ended March 31, 2011.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s five hospitals during the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Source:
Medicare	43.4%	41.8%	41.5%	40.9%
Medicaid	12.8%	18.4%	13.5%	15.8%
Self-pay	12.5%	11.1%	13.7%	12.9%
Managed Care Insurance & Other	31.3%	28.7%	31.3%	30.4%

	100.0%	100.0%	100.0%	100.0%

As a percentage of net revenue, all payor classes except Medicaid increased in the three and nine months ended March 31, 2012 compared to the comparable prior year period as a result of increased equivalent admission. The decrease in Medicaid as a percentage of net revenue in the three and nine months ended March 31, 2012 is due to decreases in revenue from state indigent care programs in the current year periods as compared the comparable prior year periods. Total revenue from state indigent care programs decreased $760 and $994 in the three and nine months ended March 31, 2012, respectively, from the comparable prior year periods.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended March 31, 2012 was $11,541, a decrease of $1,149, or 9.1%, from $12,690 for the three months ended March 31, 2011. Specialty Pharmacy net revenues for the nine months ended March 31, 2012 was $29,968, a decrease of $3,108, or 9.4%, from $33,076 for the nine months ended March 31, 2011. The decrease was due to the conversion of numerous institutional pharmacy direct-servicing contracts to a pharmacy management contract, the loss of certain other institutional contracts and a decrease in the sale of the seasonal infusion therapy drug from the same period of the prior year, offset somewhat by the realization of net revenues related to a new component of the institutional pharmacy business.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $26,131 and $27,551 for the three months ended March 31, 2012 and 2011, respectively. Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $78,821 and $82,964 for the nine months ended March 31, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Salaries, wages and benefits	49.5%	45.8%	49.7%	46.3%
Provision for bad debts	9.8%	11.5%	12.2%	12.9%
Supplies	8.9%	9.1%	9.0%	9.6%
Purchased services	6.7%	7.3%	7.2%	7.4%
EHR incentive payments	0.0%	0.0%	-2.5%	0.0%
Other operating expenses	13.9%	14.1%	14.9%	14.4%
Rent and lease expense	2.0%	2.1%	2.1%	2.1%
Depreciation and amortization expense	2.9%	3.4%	3.0%	3.3%

Salaries, wages and benefits increased as a percentage of net revenue in the three and nine months ended March 31, 2012 due to increased employee medical claims expense and the overall decrease in net patient revenues for the three and nine months ended March 31, 2012.

Provision for bad debts decreased as a percentage of net revenue in the three and nine months ended March 31, 2012 due to concentration on upfront collection efforts as well as increased indigent care write offs in the current year period compared to the comparable prior year period.

Supplies decreased as a percentage of net revenue in the nine months ended March 31, 2012 due to a decrease in the number of surgeries performed as compared to the nine months ended March 31, 2011. Surgeries for the nine months ended March 31, 2012 were 1,538 compared to 1,831 for the comparable prior year period.

EHR incentive payments as a percent of net revenue is a negative 2.5% for the 9 months ended March 31, 2012. This is related to the $1,627 of Medicaid EHR incentive payments recognized in the six months ended December 31, 2011. There were no Medicaid EHR incentive payments recognized in the three months March 31, 2012 and the three and nine months ended March 31, 2011.

Other operating expenses as a percentage of net revenue increased slightly from the comparable prior year due to the overall decrease in net revenues for the three months ended March 31, 2012.

Depreciation and amortization expense for the nine months ended March 31, 2012 and 2011 were $2,471 and $2,753, respectively. Depreciation and amortization expense for the nine months ended March 31, 2012 and 2011 were $831 and $917, respectively. The decrease in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 is due to assets being fully depreciated in the current three and nine month periods as compared to the prior year periods.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $11,478 and $12,846 for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011, cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $30,128 and $33,443, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of goods sold	72.9%	73.2%	70.6%	71.2%
Salaries, wages and benefits	15.4%	13.7%	17.7%	15.7%
Provision for bad debts	1.7%	4.2%	1.7%	2.7%
Supplies	0.4%	0.3%	0.6%	0.5%
Purchased services	2.9%	3.1%	3.3%	3.6%
Other operating expenses	3.2%	2.8%	3.5%	3.2%
Rent and lease expense	0.8%	0.6%	0.8%	0.7%
Depreciation and amortization expense	2.1%	3.2%	2.3%	3.6%

Cost of goods sold as a percent of net revenues decreased in the three and nine month periods ended March 31, 2012 as compared to the comparable periods of the prior year due the current periods’ decreases in sales of certain infusion therapy products, which have a higher cost of sales as a percentage of net revenues, favorable purchasing contracts negotiations, and improved margins for the institutional pharmacy business.

Salaries, wages and benefits as a percent of net revenues increased in the three and nine month periods ended March 31, 2012 as compared to the comparable periods of the prior year due to the increased staffing requirements related to a new component of the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three and nine month periods ended March 31, 2012 as compared to the comparable periods of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Purchased services as a percent of net revenues decreased in the three and nine month periods ended March 31, 2012 as compared to the comparable periods of the prior year due to the impact of cost-cutting measures.

Other operating expenses as a percent of net revenues increased in the three and nine month periods ended March 31, 2012 as compared to the comparable periods of the prior year due to increased utilities and fuel cost and expenses, offset somewhat by the impact of cost-cutting measures.

Depreciation and amortization expense decreased due to impairment of certain intangible assets during fiscal year 2011 which decreased the amount of annual amortization on the remaining intangible assets. Amortization expense for three months ended March 31, 2012 was $36 compared to $146 for the comparable prior year period. Amortization expense for nine months ended March 31, 2012 was $107 compared to $438 for the comparable prior year period.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,252 and $1,231 for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011, cost and expenses for Corporate Overhead including depreciation and amortization, was $3,752 and $4,149, respectively. Corporate Overhead decreased in the nine months ending March 31, 2012 due to $484 of severance expense incurred in the comparable prior year period that was not incurred during the current year period, partially offset by in increases in expenses related to review of strategic alternative during the current year period.

Impairment of Goodwill and Intangible Assets

The Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as March 31, 2012. The Company concluded that the carrying value of the subsidiary exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, during the quarter ended March 31, 2012.

Operating Profit

SunLink had an operating loss of $308 for the three months ended March 31, 2012 and $748 for the three months ended March 31, 2011. SunLink had an operating loss of $1,593 and $843 for the nine months ended March 31, 2012 and March 31, 2011, respectively. The operating loss for the three months ended March 31, 2012 and the increased operating loss for the nine months ended March 31, 2012 compared to the prior year periods resulted from decreases in net revenues partially offset by decreases in cost and expenses as a result of effective cost control measures implemented at the facilities and a $931 goodwill impairment charge for the three and nine months ended March 31, 2012 resulting from the 2004 acquisition of Healthmont, Inc.

Interest Expense

Interest expense was $1,072 and $1,607 for the three months ended March 31, 2012 and 2011, respectively and $3,407 and $5,684 for the nine months ended March 31, 2012 and 2011, respectively. Interest expense for the three and nine months ended March 31, 2012 decreased from the same periods last year due to an $8,000 prepayment on the term loan resulting in reduced interest expense which was partially offset by an increase in interest rates. The decrease also resulted from decreased waiver fees and non-cash amortization of costs and fees in the current year periods. Non-cash amortization expense of costs and fees was $42 and $126 for the three and nine months ended March 31, 2012, respectively, compared to $181 and $1,283 for the three and nine months ended March 31, 2011, respectively. Waiver fees and costs were $0 and $131 for the three and nine months ended March 31, 2012, respectively, compared to $283 and $1,267 for the three and nine months ended March 31, 2011, respectively.

Income Taxes

Income tax benefit of $155 ($140 federal tax benefit and $15 state tax benefit) and $289 ($281 federal tax benefit and $8 state tax benefit) was recorded for the three months ended March 31, 2012 and 2011, respectively.

Income tax benefit of $1,429 ($1,187 federal tax benefit and $242 state tax benefit) and $1,815 ($2,031 federal tax benefit and $216 state tax expense) was recorded for the nine months ended March 31, 2012 and 2011, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $10,441 at March 31, 2012. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At March 31, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $13,299. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,217 ($0.13 loss per fully diluted share) for the quarter ended March 31, 2012 compared to $568 ($0.07 loss per fully diluted share) for the quarter ended March 31, 2011. The increased loss for the three months ended March 31, 2012 resulted from decreased operating profit and income tax benefit, partially offset by decreased interest expense as compared to the comparable prior year period. Loss from continuing operations was $3,561 ($0.38 loss per fully diluted share) for the nine months ended March 31, 2012 compared to loss from continuing operations of $4,708

($0.58 loss per fully diluted share) for the quarter ended March 31, 2011. The decreased loss for the nine months ended March 31, 2012 resulted from decreased interest expense and income tax benefit partially offset by increased operating loss compared to the comparable prior year period.

Loss from discontinued operations of $327 for the three months ended March 31, 2012 resulted from the Adel pre-tax losses from operations of $318 and $196 of expenses related to the sale of Adel, resulting in $314 of loss after taxes. Also included in the loss from discontinued operations for the three months ended March 31, 2012 is $14 of losses resulting from pension items relating to discontinued operations. Loss from discontinued operations of $472 for the nine months ended March 31, 2012 resulted from the Adel pre-tax losses from operations of $497 and $196 of expenses related to the sale of Adel, resulting in $431 of loss after taxes. Also included in the loss from discontinued operations for the nine months ended March 31, 2012 is $41 of losses resulting from pension items relating to discontinued operations.

Net loss for the quarter ended March 31, 2012 was $1,544 ($0.16 loss per fully diluted share) compared to net loss of $314 ($0.04 loss per fully diluted share) for the quarter ended March 31, 2011. Net loss for the nine months ended March 31, 2012 was $4,033 ($0.43 loss per fully diluted share) compared to net loss of $4,848 ($0.60 loss per fully diluted share) for the nine months ended March 31, 2011.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and nine months ended March 31, 2012 and 2011, respectively, is shown below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Healthcare Facilities Adjusted EBITDA	$2,642	$3,051	$5,710	$6,425
Specialty Pharmacy Adjusted EBITDA	304	254	543	823
Corporate overhead costs	(1,111)	(1,114)	(3,333)	(3,803)
Taxes and interest expense	(699)	(1,253)	(1,682)	(3,779)
Other non-cash expenses and net change in operating assets and liabilities	(1,269)	(2,253)	(2,394)	(2,170)

Net cash provided by (used in) operations	$(133)	$(1,315)	$(1,156)	$(2,504)

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from continuing operations, including EHR incentive payments and availability under the Revolving Loan under our Credit Facility which is discussed below. Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by modification agreements on July 28, 2011 (“July 2011 Modification”), March 1, 2011 (“March 2011 Modification”), and September 27, 2010 (“September 2010 Modification”). The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At March 31, 2012, SunLink’s calculated net collectible value of eligible accounts receivable was $8,979, the Revolving Loan balance was $6,631 with an interest rate at LIBOR plus 9.125% (11.875% at March 31, 2012), and the Term Loan balance was $16,523 with an interest rate at LIBOR plus 11.07% (13.82% at March 31, 2012). Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries. The real property of Callaway Community Hospital (“Callaway”) in Fulton, Missouri secured a $5,000 loan which closed March 16, 2012 (the “Callaway RDA Loan”). The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility.

We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through January 1, 2013, the facility termination date, but there is no assurance that the Company will be able to do so. The Term Loan under the Credit Facility had a balance of $16,253. We plan to repay approximately $7,500 of the Term Loan from the proceeds from the proposed July 2012 sale of Adel. We are actively seeking refinancing options to refinance the Credit Facility by its termination date and also provide financing for the Company’s liquidity need. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

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

On May 3, 2012, the Company entered into the Fifth Modification to the Credit Facility. The Fifth Modification contained, among other things, the consent by the lenders under the Credit Facility to the sale under Asset Purchase Agreement by and among HealthMont of Georgia, Inc., SunLink and Hospital Authority of Tift County, Georgia (“Buyer”) of substantially all of the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (“Adel”) to the Buyer for approximately $8,300 and requires that the net proceeds of approximately $7,500 to the Company be applied to pay down the Term Loan under the Credit Facility.

On May 4, 2012, the Company entered into the Sixth Modification. The Sixth Modification was in response to, among other things, the SEC’s requirement that Medicare and Medicaid EHR incentive payments be accounted under the gain contingency accounting model rather than the grant accounting model and the resulting restatement of the Company’s financial statements. Pursuant to the Sixth Modification, the lenders under the Credit Facility, among other things, consented to the continuing computation of Medicare and Medicaid EHR incentive payments under the grant accounting model for purposes of computing compliance with the Company’s financial covenants under the Credit Facility notwithstanding such restatement of the Company’s financial statements and waived any noncompliance that may have resulted by reason of such restatement of the Company’s financial statements and prior use of the grant accounting model rather than the gain contingency model.

On March 26, 2012, the Company, HealthMont of Missouri, LLC (“Borrower”), HealthMont LLC (“HLLC”) and a bank closed on the $5,000 Callaway RDA Loan dated as of March 16, 2012. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. $3,250 of the Callaway RDA Loan proceeds was applied as payment against the Term Loan under the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds will be used for improvements and to provide an inpatient geriatric psychiatry unit at Callaway with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the Borrower’s Current Ratio of current assets to current liabilities and Debt Service Coverage, all as defined in the Callaway RDA Loan Agreement, that the Borrower must maintain and that are measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

We generated $367 of cash in operations during the three months ended March 31, 2012 compared to the use of $1,110 during the comparable prior year period. The cash generated in operations in the current year resulted from the decrease in interest expense and severance expense paid this year offset partially by net loss. We used $656 of cash in operations during the nine months ended March 31, 2012 compared to $2,504 during the comparable prior year periods. The decrease in cash used in operations for the nine months ended March 31, 2012 compared to the comparable prior year period resulted from the decrease in interest expense and severance expense paid offset partially by net loss.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$16,689	$300	$2,855	$54	$1,921	$196
2 years	225	300	1,228	54	226	172
3 years	175	300	853	54	197	148
4 years	187	1,702	614	35	203	68
5+ years	3,595	0	879	0	2,403	0

	$20,871	$2,602	$6,429	$197	$4,950	$584

At March 31, 2012, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2012 is a liability of $197 for one physician guarantee. SunLink expensed $33 and $82 on physician guarantees and recruiting for the three months ended March 31, 2012 and 2011, respectively. SunLink expensed $331 and $222 on physician guarantees and recruiting for the nine months ended March 31, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2012.

At March 31, 2012, we had outstanding long-term debt and subordinated debt of $23,473 of which $16,523 was incurred under the Term Loan, $4,000 was incurred under the Callaway RDA Loan, $2,602 was incurred under the subordinated Carmichael Notes, and $196 was related to capital leases. Also outstanding at March 31, 2012 was $6,700 under the Revolving Loan.

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

Adel’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2012 and 2011 and as of June 30, 2011.

On March 1, 2011, SunLink entered into an agreement to lease its owned Chilton Medical Center (“Chilton”) and sold its 83% membership interest in Clanton Hospital LLC (“Clanton”), which manages Chilton, to Carraway Medical Systems, Inc. (“Carraway”). The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase Chilton from SunLink. The option purchase price is $3,700, less the amount paid, up to a maximum of $615, to purchase the 17% membership interest of Clanton owned by local physicians. The purchase price of SunLink’s 83% membership interest of Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for Chilton is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note is reserved on the balance sheet at $1,000. At March 31, 2012, SunLink has recorded 75% of the estimated EHR Medicare and Medicaid incentive payments for Chilton. Pursuant to the terms of the sale and lease agreement, the total Medicaid EHR incentive payments recorded in continuing operations for Chilton for the nine months ended March 31, 2012 is $189.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $385 and $239 for legal services to these law firms in the three months ended March 31, 2012 and 2011, respectively, and $743 and $673 for legal services to these law firms in the nine months ended March 31, 2012 and 2011, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. At March 31, 2012, borrowings under the Credit Facility of $23,151 have been drawn at an interest rate based upon LIBOR plus the applicable margin. A one percent change in the LIBOR rate or the applicable interest rate would result in a change in interest expense of $232 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we originally carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and originally concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As previously reported, based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with our accounting for EHR payments at earlier dates performed in connection with our restatement of our financial statements included in our annual report on Form 10-K for the period ended June 30, 2011, and in our quarterly reports on Form 10-Q for the periods ended March 31, 2011, September 30, 2011 and December 30, 2011, we concluded that our disclosure controls and procedures were not effective as of such dates for the reasons cited in the amended filings for such periods. For the reasons discussed therein and herein, we also concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

As previously disclosed, the Health Information Technology for Economic and Clinical Health Act, promulgated as part of the American Recovery and Reinvestment Act of 2009, provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record (“EHR”) technology.

As previously disclosed, for Medicare and Medicaid EHR incentive payments prior to the beginning of the quarter ended December 31, 2011, SunLink utilized a grant accounting model to recognize these EHR incentive payments. As previously reported, the Company changed its recognition policy to a gain contingency accounting model for incentive payments recognized after October 1, 2011 Also as previously reported, SunLink subsequently concluded in light of certain non-authoritative guidance and ASC 450-30 that use the gain contingency based model for recognition of EHR payments rather than the grant model was required in order for the Company’s financial statements to be reported in accordance with generally accepted accounting principles in the United States (“GAAP”) and that SunLink would amendment its periodic filings identified above to restate such prior periods. Such restatements of SunLink’s financial statements did not and will not affect the amount or the timing of receipts of past or future Medicare and Medicaid EHR incentive payments.

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, an “Audit of Internal Control over Financial Reporting Performed in Conjunction with Audit of Financial Statements”, restatement of financial statements in prior filings with the SEC is said to be a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Because the Company did not conclude that use the gain contingency based model for recognition of EHR payments rather than the grant model was required in light of certain non-authoritative guidance and ASC 450-30 until after the quarter ended March 31, 2012, the Company has concluded that a material weakness might be said to have existed in the effectiveness of the Company’s internal controls to provide reasonable assurance that its accounting for EHR incentive payments was in accordance with GAAP and, assuming it should have used the gain contingency based model, to this extent, its internal control over financial reporting may be said to not have been effective, in each case, as of March 31, 2012. The Company believes such material weakness has been remediated as of the date of the filing of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012.

Except as previously reported or as described herein, there were no changes during the quarter ended March 31, 2012, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weakness

As noted under “Changes in Internal Control Over Financial Reporting” above, we identified what might be said to be a material weakness in our accounting for EHR incentive payments as a result of our use in prior period reporting of the grant method rather than the gain contingency method for accounting for EHR incentive payments. As previously noted, the change from the grant model to the gain contingency model required that previously issued financial statements of the Company be restated. The Company believes that it has implemented procedures which will remediate for future periods any such material weakness in internal controls that might be said to have resulted by reason of its prior accounting for EHR incentive payments on the grant method rather than the gain contingency method.

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

In January 2008, Ms. Mundy and Mr. Garrett filed motions to strike, motions to dismiss, answers, affirmative defenses, and counterclaims against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint, contending that Mr. Garrett and Ms. Mundy did not intentionally breach the Option Agreement. SHC-Ellijay filed opposition papers in June 2009. In May 2011, SHC-Ellijay filed a motion for partial summary judgment on Count I of the Amended Complaint, seeking a judgment holding that Defendants willfully and intentionally breached the Option Agreement in eight ways, which would entitle SHC-Ellijay to recover damages from Defendants. In July 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment. On April 11, 2012, summary judgment was awarded to SHC-Ellijay. The summary judgment was appealed by the Defendants on April 16, 2012 to which SHC-Ellijay filed a reply brief on April 26, 2012 and is awaiting response.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the

Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 21, 2012