Form 10-K
period 2012-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2012-09-20
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 20, 2012, there were 9,447,949 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2011 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $6,006,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 5, 2012, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

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

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under debt agreements;

•	the ability or inability to refinance existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or via alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts; and,

•	the functionality of or costs with respect to our management information system for our Healthcare Facilities and Specialty Pharmacy Segments, including both software and hardware;

•	the availability of and competition from alternative drugs or treatments to those provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

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

•

the possible enactment of additional federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers, competitive bidding and other reforms).

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

Overview

We are SunLink Health Systems, Inc. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. We are a provider of healthcare services in certain markets in the United States. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Through our subsidiaries, we operate a total of five community hospitals in three states. Four of the community hospitals are owned and one is leased. Our community hospitals are acute care hospitals and have a total of 342 licensed beds. As part of our community hospital operations, we currently also operate (a) two nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 166 licensed beds. We also own a hospital building with a total of 60 licensed beds that we lease to a third party, which owns the hospital license for the facility, with an option to purchase. Through a subsidiary acquired in April 2008, we also operate a specialty pharmacy business with four service lines. Our healthcare operations are conducted through our direct and indirect subsidiaries, including SunLink Healthcare LLC (“SHL”), HealthMont LLC (“HealthMont”) and SunLink ScriptsRx, LLC (“ScriptsRx”).

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

History

We are an Ohio corporation and were incorporated in June 1959. In 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. We subsequently have acquired two hospitals, sold two hospitals and three home health businesses, and the sold the operations of one hospital to a buyer who leases the hospital from us, and in June 2004, we sold a hospital. In 2008, SunLink ScriptsRx, LLC subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”). Carmichael provides services to patients in rural communities in southwest Louisiana and eastern Texas.

Business Strategy: Strategic Alternatives, Operations, Acquisitions and Dispositions

SunLink’s business strategy is to focus its efforts on internal operations of its existing healthcare facilities and its pharmacy business, supplemented by growth from potential healthcare acquisitions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing homes and pharmacy businesses. However, as was the case in 2004 with our Mountainside Medical Center hospital, in September 2009 with the sale of three home health agencies, in March 2011 with the sale of our Chilton Medical Center (“Chilton”) operations and in July 2012 with the sale of Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”), we consider dispositions of any of our facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy and other corporate objectives.

On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s owned hospital, Memorial to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Excluded Assets include Accounts Receivable as of April 1, 2012 and all Medicare and Medicaid electronic health records incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ending June 30, 2012. Retained Liabilities consist of liabilities of Memorial incurred prior to the closing date of the transaction. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s Credit Facility.

Operations Strategy

Our operational strategy is focused on efforts to improve the operations and profitability of our community hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls. Our operational strategy for our nursing homes and home health agency is similar to that for our community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on increasing market share, expanding services, and implementing and maintaining effective cost controls.

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

When we seek to acquire hospital or pharmacy businesses, our acquisition strategy is to acquire such businesses in rural or exurban markets where the acquisition is complementary to our existing facilities and services and in new markets where the scale of the acquisition is sufficient to provide a foundation to grow in that area.

Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

We continue to engage in similar evaluation and monitoring activities with respect to hospitals, nursing homes, home health businesses, pharmacies and other rural or exurban healthcare businesses, which are or may become available for acquisition.

Historically, we targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our markets generally experience (1) less direct competition although competition has increased in recent years in each market, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunities for future growth. The focus of acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations and other factors.

Extensive competition may exist for healthcare facility acquisitions, primarily from for-profit management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Competition for the acquisition of non-urban acute care hospitals, related services (such as physician clinics and practices), and other healthcare facilities could have an adverse impact on our ability to acquire such healthcare businesses on favorable terms or at all.

We believe there may be opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other not-for profit and for-profit hospital operators seek to re-align the focus of their portfolios.

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

Our acquisition strategy for other healthcare businesses, including nursing homes, physician clinics and practices, and other related businesses is to acquire businesses in areas which are complementary to either our existing hospitals or our pharmacy business or which are located in markets which we perceive as desirable.

As noted above, we sold Memorial in July 2012. From time to time we may consider the additional dispositions of one or more of our healthcare facilities, service lines or business segments, particularly if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

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

Through our subsidiaries, we operate a total of five community hospitals in three states. Four of the community hospitals are owned and one is leased. SunLink’s community hospitals are acute care hospitals and have a total of 282 licensed beds. We also own one 60-bed hospital building that is leased to a third party with an option to purchase at the end of the lease. In connection with our community hospital operations in certain communities, we also operate (a) two nursing homes located in two states: each of our current nursing homes is located adjacent to our community hospitals, and (b) one home healthcare agency operated from one of our community hospitals. Our nursing homes have a total of 166 licensed beds.

Owned and Leased Hospitals

All of our hospitals which we operate are owned except Missouri Southern Healthcare, which is a leased hospital. The following sets forth certain information with respect to each of our six community hospitals which we currently own:

•

Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations ( “JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit (“ICU”) a 33-bed medical/surgical/pediatrics unit, and 10-bed geriatric psychiatric unit (“GPU”). Chestatee is the only hospital in its primary service area of Lumpkin and Dawson Counties.

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County. The Company has a 24-bed Certificate of Need (“CON”) to replace the existing hospital and to add a 10-bed inpatient geriatric psychiatric program.

•

Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute care hospital, Floy Dyer Manor Nursing Home, a 66-bed nursing home, and a 15-bed GPU. Trace is the only hospital in Chickasaw County.

•

Missouri Southern Healthcare (“Missouri Southern”), located in Dexter, Stoddard County, Missouri, is a 50-licensed-bed, acute care hospital. It includes a four-bed ICU. It is the only hospital in Dexter, Missouri. The lease expires in 2019. It operates a home-health agency.

•

Callaway Community Hospital (“Callaway”), located in Fulton, Callaway County, Missouri, consists of a 49-licensed-bed, JCAHO accredited, acute care hospital and a 19-bed GPU. Callaway is the only hospital in Callaway County.

We also own the Chilton Medical Center (“Chilton”) hospital building located in Clanton, Chilton County, Alabama which we lease to a third party. Chilton is a 60-licensed-bed, JCAHO accredited, acute care hospital. The third party has the option to purchase the facility. Chilton is the only hospital in Chilton County.

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

Physician Recruiting

Each SunLink hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management teams, with the assistance of outside recruiting firms and corporate staff, identifies and seeks to attract specific physicians to its hospital’s medical staff. Increasingly, our hospitals have employed physicians, as we have sought to better align physician performance with hospital goals through employment relationships. Many hospitals and hospital systems are attempting to improve clinical and financial results by employing physicians. For newly recruited non-employed physicians, the hospital generally guarantees such physicians a minimum level of gross receipts during an initial period, generally of one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Currently, 23 physicians are employed by our hospitals and three are under physician guarantee contracts. We continually evaluate each doctor and may terminate employment based on doctor performance and the needs of each facility. The Company believes physician recruiting has become more challenging and expects that such recruiting will continue to remain challenging due to various factors including healthcare reform and market forces. The Company believes the costs of recruiting and retaining physicians will increase as more physicians are employed and salaries and support costs increase.

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

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facilities included in continuing operations as of June 30 for the periods indicated.

	Fiscal Years Ended June 30,
	2012	2011	2010
Hospitals owned or leased at end of period	5	5	5
Licensed hospital bed (at end of period)	282	282	282
Hospital beds in service (at end of period)	223	223	223
Nursing home beds in service (at end of period)	166	166	166
Admissions	4,631	5,226	5,814
Equivalent Admissions (1)	16,345	16,118	17,511
Average Length of Stay (2)	3.5	3.5	3.6
Patient days	16,175	18,521	21,073
Adjusted patient days (3)	55,683	56,270	62,288
Occupancy rate (% of licensed beds)(4)	15.71%	17.99%	20.47%
Occupancy rate (% of beds in service)(5)	19.87%	22.75%	25.89%
Net patient service revenues (in thousands)	$108,161	$114,460	$123,712
Net outpatient service revenues (in thousands)	$50,051	$52,712	$61,476
Net revenue per equivalent admissions	$6,617	$7,092	$7,065
Net outpatient service revenues (as a % of net patient service revenues)	46.27%	46.05%	49.69%

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

(4)	Percentages are calculated by dividing average daily census by the average number of licensed hospital beds.
(5)	Percentages are calculated by dividing average daily census by the average number of hospital beds in service.

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

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2012	2011	2010
Source
Medicare	70.0%	72.9%	73.0%
Medicaid	10.4%	10.2%	9.3%
Private and Other Sources	19.6%	16.9%	17.7%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2012	2011	2010
Source
Medicare	40.3%	40.9%	38.9%
Medicaid	13.1%	12.6%	11.6%
Private and Other Sources	46.6%	46.5%	49.5%

	100.0%	100.0%	100.0%

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the ACA do not take effect until 2013 and 2014 and most of the rules and regulations that implement the provisions of the ACA have not been adopted or proposed, it is difficult to predict the impact the ACA will have on our facilities. However, it is possible that the implementation or interpretation of such rules and regulations or the provisions of the ACA could have an adverse effect on our financial condition and results of operations.

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

DRG rates are usually adjusted by an update factor each federal fiscal year (“FFY”). The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the CMS Market Basket Index, reduced by congressionally mandated reduction factors.

DRG rate increases were 2.35% and 1.1% for FFY 2011 and 2012, respectively, and currently is 2.8% for FFY 2013. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. In FFY 2012 the market basket rate currently is affected by two such reduction factors. First as required by the Affordable Care Act, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of excess aggregate payments in FFY 2008 and FY 2009 that did not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS is required to recoup the entire amount of FFY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FFY 2012. If the update factor does not adequately reflect increases in SunLink’s cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The ACA made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers including to incorporate adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, and will be reduced by 0.10% in FFYs 2012 and 2013, by 0.30% in FFY 2014, by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2012.

•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria are effective for FFYs 2011 and 2012. Effective FFY 2013 and forward, the low-volume hospital definition and payment adjustment methodology will return to the pre-FFY 2011 definition and methodology.

Each of SunLink’s hospitals is an eligible hospital under one or more provisions of ACA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2010, 2011 and 2012 the update factors were 2.1%, 2.6% and 3.0% respectively. If the update factor does not adequately reflect increases in SunLink’s cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be partially added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the respective Medicare Auditor Contractor (MAC) from the prior cost report filing.

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

Amounts uncollectible from specific beneficiaries are charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $1,261, $1,442 and $1,765 for 2011, 2010 and 2009, respectively.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our hospitals were classified as disproportionate share hospitals at June 30, 2012. Furthermore, the Affordable Care Act provides for material reductions in Medicare DSH funding. However, we estimate that Medicare disproportionate share payments represented only approximately 1% of our net patient service revenues for the years ended June 30, 2012, 2011 and 2010.

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

In the recent past, the various states in which SunLink operates hospitals have initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions often are triggered by one or more of the following factors: an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or significant increases in program utilization resulting from increased enrollment or budgetary pressures on the applicable states. The federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the federal Medical Assistance Percentage (“FMAP”).

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

Attestation of Medicare meaningful use requirements for the first year (October 1, 2010 – September 30, 2011) began on April 18, 2011. Each of SunLink’s five hospitals and Memorial and Chilton registered for the program with CMS and on April 18, 2011 all successfully attested compliance with Part I of the Medicare EHR incentive program for such first year. The Company received $6,597 in EHR Medicare incentive reimbursements for the five hospitals and $1,134 and $790 for Memorial and Chilton, respectively, for the Company’s fiscal year ended June 30, 2011.

The Company has also successfully attested to the meaningful use requirements for Medicaid program for each of its five hospitals and Memorial and Chilton. The Company recognized Medicaid EHR reimbursement for its Georgia and Missouri hospitals in the amount of $1,437 and for Memorial and Chilton in the amounts of $454 and $188, respectively, for the fiscal year end June 30, 2012. The Company recognized Medicaid EHR reimbursement for its Mississippi hospital in the amount of $277 for the Company’s fiscal year ended June 30, 2011.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006 will gradually roll-out in additional states. The Affordable Care Act expands the RAC program’s scope to include managed Medicare and to include Medicaid claims beginning June 1, 2010, and by requiring all states to establish programs to contract with RACs in 2011. Currently all states where SunLink operates have RAC programs, and all SunLink facilities have had requests from the various RACs to review claims. To date since the commencement of the RAC program SunLink has experienced losses in the aggregate from audit adjustments of approximately $318.

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

3.

Durable Medical Equipment Services, consisting primarily of products for patient-administered home care such as oxygen concentrator services, continuous positive airway pressure or CPAP machines, nebulizers, diabetes management products and prosthetics;

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

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. We were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our financial condition or results of operation. The program has, however, been deferred indefinitely, and whether or not the program will be implemented in the future is unknown.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All three states in which SunLink currently operates hospitals (Georgia, Mississippi and Missouri) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink currently operates nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

•	makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;

•	pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a federal or state health program;

•	fails to report or repay improper or excess payments; or

•	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Hospitals continue to be one of the primary focus areas of the Office of the Inspector General (“OIG”) of the United States and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental

Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicare, Medicaid, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

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

There is increasing scrutiny by law enforcement authorities, the OIG, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. In addition, the monitoring of compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, in 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

The federal False Claims Act and Similar State Laws

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $5 to $11 for each separate false claim. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

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

The HHS regulations establish electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. The uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. We believe that the management information systems at our facilities and at our corporate headquarters comply with HIPAA’s electronic data regulations and standards.

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

ICD-10 Coding System

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2014, we will be modifying our payment systems and processes to prepare for the implementation. The ICD-10 code sets will require significant administrative changes, but we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

SUNLINK OPERATIONS

Regulatory Compliance Program

SunLink maintains a company-wide compliance program under the direction of our Director of Risk Management. SunLink’s compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as pharmacy and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to SunLink’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize SunLink’s Code of Conduct. We monitor our corporate compliance program to respond to developments in healthcare regulations and the industry. SunLink also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 20, 2012, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	63
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	53
A. Ronald Turner	Chief Operating Officer	66
Byron D. Finn	President – SunLink ScriptsRx, LLC	62
Jack M. Spurr, Jr.	Vice President, Hospital Financial Operations	67

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

Consolidated Operations Risks

We may not be able to obtain a replacement for our existing Credit Facility. SunLink’s primary credit agreement termination date is January 1, 2013. Under the agreement, the Company’s Term Loan and Revolving Loan of the Credit Facility has a balance of $649 and $4,931 as of September 10, 2012, respectively.

We are seeking to refinance the remaining unpaid balance of the Credit Facility with a new lender. Although, we believe the Company will be able to refinance existing borrowings under one or more replacement loan facilities either on a company-wide or individual facility basis, there can be no assurance that we will be able to obtain new financing in the amount needed on improved or comparable terms or at all. Although we believe that the Company should be able to continue in compliance with the financial covenants in our Credit Facility, through the termination date, we cannot assure you that we will be able to do so. Our ability to make the required debt service and interest payments under the Credit Facility depends on, among other things, our ability to generate sufficient cash flows from operating activities. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments or are unable to refinance or restructure our indebtedness prior to maturity at January 1, 2013, such failure could have material adverse effects on the Company.

If our operating results continue to decline, we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations and a revolving loan facility to fund our cash requirements for working capital, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by uncollectible self-pay net revenues of our Healthcare Facilities Segment, increased salary expenses for employed physicians and decreased patient volume at our facilities as a result of economic conditions in the locations we serve as well as decreased sales volume and earning experienced by our Specialty Pharmacy Segment. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows.

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

SunLink may require additional debt or equity capital in order to make significant capital investments or expand our operations and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings, and negatively affect our results of operations.

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

SunLink’s revenues are heavily concentrated in the State of Georgia which makes SunLink particularly sensitive to economic and other changes in Georgia.

For the fiscal year ended June 30, 2012, our two Georgia hospitals generated approximately 42% of consolidated gross revenues for the year. Accordingly, any adverse change in the current demographic, economic, competitive or regulatory conditions in the State of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

HHS regulations describe some of the conduct and business relationships immune from prosecution under the anti-kickback statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal. However, business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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

SunLink is and in the future could be subject to claims related to discontinued operations, including discontinued healthcare operations.

Over the past 23 years, SunLink has discontinued operations carried on by its former industrial and life sciences and engineering segments, and U.K. child safety segments, leisure marine, and housewares segments as well as certain of our healthcare operations. SunLink currently does not purchase insurance policies to reduce product liability or other discontinued operations exposures and does not anticipate it will purchase such insurance in the future. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to the discontinued operations.

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

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). An HAC is a condition that is acquired by a patient while admitted as an inpatient at a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

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

We believe the economic recession has had an adverse effect on our business. Furthermore, although we are unable to quantify the specific impact of continued adverse economic conditions on our business, we believe that the lingering effects of the economic recession have had an adverse impact on our operations. Such impacts can be expected to continue to impact not only the healthcare decisions of our patients and potential patients and could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

SunLink is subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

SunLink is subject to potential claims for professional liability (medical malpractice) in connection with our current operations, as well as potentially acquired or discontinued operations. To cover such claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe are sufficient for our operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within our self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

A significant portion of SunLink’s revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. SunLink derived approximately 80.3% of its patient days and 53.4% of its net patient revenues from the Medicare and Medicaid programs for the year ended June 30, 2012. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 47% of their net patient revenues for the fiscal year ended June 30, 2012 from private payors and other non-governmental sources who contributed approximately 20% of SunLink’s patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s admissions and outpatient revenues and have resulted in reduced revenue growth at our hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If we are unable to contain costs, especially in our hospital operations, through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

All states in which SunLink currently operates hospitals and nursing homes have laws requiring approval for the purchase, construction or expansion of various healthcare facilities including hospitals, nursing homes and ambulatory surgery centers and the provision of various services. Under such certificate of need laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The required approval is known generally as a certificate of need (“CON”). A CON may be required for capital expenditures exceeding a prescribed amount, changes in hospital and nursing home bed capacity or services, and certain other matters. The failure to obtain any required CON may impair SunLink’s ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink operates or in the future may own hospitals and other covered healthcare facilities could subject our hospitals to greater competition making it more difficult to operate profitably.

If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners.

Risk Relating to our Specialty Pharmacy Business

The operations of our Specialty Pharmacy Segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2012, the operations of our Specialty Pharmacy Segment derived approximately 57% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The largest supplier for our specialty pharmacy operations accounted for approximately 57% of Carmichael’s total net sales in the fiscal year ended June 30, 2012. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 22% of Carmichael’s total net sales in the fiscal year ended June 30, 2012. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

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

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicare on a timely basis, at what rates or at all, or. Adverse developments in any of these areas could have an adverse impact on the business operations of our Specialty Pharmacy Segment.

Other Risks

SunLink may issue additional equity in the future which could dilute the value of shares of existing shareholders.

The primary sources of SunLink’s working capital are cash generated from operations and borrowings available under the revolving loan facility in our current credit facility (a $9,000 revolving loan with $5,931 of the revolver outstanding and approximately $950 available to borrow at June 30, 2012 and with $4,931 of the revolver outstanding and approximately $1,060 available to borrow at September 10, 2012). We believe our ability to incur additional indebtedness is limited and we expect that the vast majority of the proceeds of any new borrowings would replace indebtedness under our current credit facility.

Our ability to raise additional equity capital may also be limited. In 2011, the Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500. On July 28, 2011, SunLink announced the sale of approximately 1,329,000 common shares at $1.90 per share with certain of its officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. A special committee of the Company’s Board of Directors comprised of disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company. No additional shares were sold pursuant to the private placement. Although the Board of Directors has not decided to effect any additional equity transactions at this time, it may authorize the Company to do so in the future in connection with mergers and acquisitions, capital transactions or for other purposes. Any additional equity transactions could result in dilution in the value of existing shares.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Missouri Southern Healthcare(1)	Dexter, MO	50	February 1, 2001	Leased

Specialty Pharmacy Operations
Carmichael Cashway Pharmacy(2)	Crowley, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(3)	Lafayette, LA	N/A	April 22, 2008	Leased
Carmichael Cashway Pharmacy(4)	Lake Charles, LA	N/A	April 22, 2008	Leased

Other
Chilton Medical Center(5)	Clanton, AL	N/A	February 1, 2001	Owned
Corporate Offices(6)	Atlanta, GA	N/A	June 1, 1998	Leased

(1)	The lease expires in March, 2019.
(2)	Lease of approximately 25,000 square feet of store location, warehouse and office space. The lease expires in April 2013 and provides for a renewal of the lease for two five year terms.
(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2012.
(4)	Lease of approximately 4,000 square feet of store location and warehouse space. The lease expires in December 2012.
(5)	Operations were sold February 28, 2011. The buyer owns the hospital license and leases the facility from SunLink with an option to purchase.
(6)	Lease of approximately 4,800 square feet of office space for corporate staff. The lease was scheduled to expire in September 2009 but has been renewed through March 2015.

Item 3.	Legal Proceedings

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

In January 2008, Defendants filed motions to strike, motions to dismiss, answers, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. The court has postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved. After further motions and argument, the parties eventually completed discovery.

On May 12, 2011, SHC-Ellijay filed a motion for partial summary judgment as to Defendants’ liability for breaches of contract and for summary judgment denying Defendants’ counterclaims. On June 10, 2011, Defendants filed a response in opposition to SHC-Ellijay’s motion and a cross motion for summary judgment. On July 27, 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment.

On April 11, 2012, the Court entered an Order granting SHC-Ellijay’s motion for partial summary judgment and denying Defendants’ motions for summary judgment. On or about April 23, 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. Defendants filed their Brief of Appellants on July 30, 2012. SHC-Ellijay filed its Brief of Appellee on August 21, 2012. The case remains pending before the Georgia Court of Appeals.

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants complaint and to vigorously pursue its claims against the Defendants. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2012 (July 1, 2011 - June 30, 2012)
Fourth Quarter	$1.29	$0.86
Third Quarter	1.67	0.97
Second Quarter	2.00	1.64
First Quarter	2.20	1.83
Fiscal 2011 (July 1, 2010 - June 30, 2011)
Fourth Quarter	$2.65	$1.50
Third Quarter	2.00	1.48
Second Quarter	2.40	1.40
First Quarter	2.40	1.75

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

Holders

As of June 30, 2012 there were approximately 508 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2012 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Outside Directors’ Stock Ownership and
Stock Option Plan	37,500	$2.42	0
2001 Long-Term Stock Option Plan	3,000	8.69	0
2005 Equity Incentive Plan	289,999	4.16	440,676
2011 Director Stock Option Plan	70,000	1.67	230,000

	400,499	$4.75	670,676

Equity compensation plans not approved by security holders:
None	0	0	0

Total	400,499	$4.75	670,676

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex Equities exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Association Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Medcath Corp., Paincare Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Equities Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

*$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	6/07	6/08	6/09	6/10	6/11	6/12
SunLink Health Systems, Inc.	100.00	76.11	34.34	35.69	30.06	18.99
NYSE Amex Composite	100.00	101.05	77.20	91.05	126.03	131.42
Hospitals Index	100.00	81.23	61.03	82.15	102.35	91.83

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the acquisition of our two HealthMont hospitals and Carmichael and the disposition of Mountainside Medical Center, Chilton Medical Center, Memorial Hospital of Adel and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2012	2011	2010	2009	2008
Net Revenues	$146,674	$154,380	$166,322	$162,961	$123,946
Earnings (loss) from continuing operations	652	(15,416)	(422)	611	1,435
Net earnings (loss)	1,081	(16,103)	102	912	1,616
Earnings (loss) per share from continuing operations
Basic	0.07	(1.90)	(0.05)	0.08	0.19
Diluted	0.07	(1.90)	(0.05)	0.08	0.18
Net earnings (loss) per share:
Basic	0.12	(1.99)	0.01	0.11	0.21
Diluted	0.12	(1.99)	0.01	0.11	0.21
Total Assets	79,172	91,830	98,490	107,383	111,624
Long-term debt, including current maturities	23,090	31,752	33,437	35,545	37,963
Shareholders’ equity	$29,291	$26,068	$42,692	$42,392	$40,244

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. For a listing and a discussion of such factors, which could cause actual results, performance and achievements to differ materially from those anticipated, see Certain Cautionary Statements—Forward Looking Information and Item 1A.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2012—$9,121; and

2011—$12,317.

Our provision for bad debts, included in our results of operations, was as follows :

2012—$14,024;

2011—$16,841; and

2010—$20,364

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

If net revenues during fiscal year 2012 were changed by 1%, our 2012 after-tax income from continuing operations would change by approximately $968 or diluted earnings per share of $0.10.

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

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$2,836	$299	$85	$104	$67	$30	$216	$3,637
Commercial	1,306	183	164	128	77	54	238	2,150
Medicaid	2,006	517	345	172	141	92	161	3,434
Self Pay	117	109	80	79	67	27	75	554

	$6,265	$1,108	$674	$483	$352	$203	$690	$9,775

[1]

The above table shows, as of June 30, 2012, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

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

Revenue recognition / Net Patient Service Revenues (continued)

from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 84.8%, 84.1% and 82.4% of our revenues during the years ended June 30, 2012, 2011 and 2010, respectively, relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

Medicare—40.3%;

Medicaid—13.1%; and

Commercial insurance—31.4%.

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

	Governmental payors	Governmental payors

	The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross	Because the laws and regulations governing the Medicare and Medicaid programs are complexand subject to change, the estimates of contractual discounts we record could

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

change by material amounts. Adjustments related to final settlements for revenues retrospectively increased our revenues by the following amounts: 2011—$510; 2010—$709; and 2009—$1,201.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2011 were changed by 1%, our 2012 after-tax income from continuing operations would change by approximately $225. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has two reportable business segments with goodwill. Our goodwill by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

In accordance with FASB Accounting Standards Codification 350-10, “Intangibles – Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, our estimate of fair value is based on the income approach, which estimates the fair value based on our future discounted cash flows. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. If we determine the carrying value of goodwill or other intangible assets to be impaired, then we reduce the carrying value.

During the third quarter of fiscal 2012, the Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as of March 31, 2012. The Company concluded that the carrying value for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for such subsidiary during the year ended June 30, 2012.

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there has been a significant decline in net revenue during FY 2011 for the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships for fiscal 2011.

	2012	2011
Healthcare Facilities	$0	$931
Pharmacy	461	461

	$461	$1,392

The goodwill resulted from the 2004 acquisition of Healthmont, Inc. and the 2008 acquisition of Carmichael.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

	2012	2011

Fair value estimates are derived
from independent appraisals,
established market values of
comparable assets, or internal
calculations of estimated future net
cash flows. Our estimate of future
cash flows is based on assumptions
and projections we believe to be
currently reasonable and
supportable. Our assumptions take
into account revenue and expense
growth rates, patient volumes,
changes in payor mix, and changes
in legislation and other payor
payment patterns.

Healthcare Facilities
Certificates of Need	$80	$80
Noncompetition agreements	83	83

	163	163
Accumulated amortization	(106)	(91)

	$57	$72

Pharmacy
Trade name	$2,000	$2,000
Customer relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated amortization	(595)	(453)

	$3,263	$3,405

Total	$3,320	$3,477

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance	The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic	Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses recorded during a reporting

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Professional and general liability claims (continued)

for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2009 to February 28, 2010, March 1, 2010 to February 28, 2011, March 1, 2011 to February 28, 2012 and March 1, 2012 to February 28, 2013 our self-insured retention level is $1,000 on individual malpractice claims.

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

2012—$3,601; and

2011—$4,143.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows:

2012—$ 954;

2011—$ 1,968; and

2010—$1,495.

considerations, severity factors and other actuarial assumptions in the determination of reserve estimates.

The reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

We revise our reserve estimation process by obtaining independent actuarial calculations quarterly. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our other hospitals are located, our loss estimates could decrease.

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

2012—$11,065; and

2011—$11,632.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2012—$2,045; and

2011—$2,078.

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

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s

Our deferred tax assets were $13,110 and our deferred tax liabilities were $0 at June 30, 2012, excluding the impact of valuation allowances. The Company believes that the likelihood of our not realizing the federal tax benefit of our net deferred tax assets is remote.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2012, we would incur approximately $736 of additional tax expense for 2012 plus applicable penalties and interest.

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

	Years Ended June 30,
	2012	2011	2010
Net Revenues—Healthcare Facilities	$108,575	$114,460	$123,360
Net Revenues—Specialty Pharmacy	38,099	39,920	42,962

Total Net Revenues	146,674	154,380	166,322
Costs and expenses	(148,969)	(157,907)	(165,005)
Electronic health records incentives	9,134	277	0
Impairment of goodwill and intangible assets	(931)	(13,347)	0
Impairment of construction in progress	0	0	(1,202)
Gain on Sale of Home Health businesses	0	0	2,342

Operating Profit	5,908	(16,597)	2,457
Interest Expense	(4,392)	(7,433)	(3,471)
Interest Income	14	5	14
Loss on sale of assets	(20)	0	0

Earnings (loss) from continuing operations before income taxes	$1,510	$(24,025)	$(1,000)

Healthcare Facilities Segment:
Admissions	4,631	5,226	5,814

Equivalent Admisssions	16,345	16,118	17,511

Surgeries	2,077	2,400	3,110

Revenue per Equivalent Admission	$6,617	$7,092	$7,045

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

Healthcare Facilities Segment

Net revenues for the year ended June 30, 2012 were $108,575 with a total of 16,345 equivalent admissions and revenues per equivalent admission of $6,617 compared to net revenues of $114,460, a total of 16,118 equivalent admissions and revenues per equivalent admission of $7,092 for the year ended June 30, 2011. The 5.1% decrease in net revenues for the year ended June 30, 2012 was due primarily to decreased net revenues in all payor classes as a result of a decline in volume. Medicare net revenues decreased $3,098, a 6.6% decrease from prior year. Medicaid net revenues decreased $213, a 1.5% decrease from prior year. Commercial insurance and other decreased $841, a 2.4% decrease from prior year. Self-pay revenues decreased $1,741, a 9.6% decrease from prior year.

Net revenues for the fiscal year ended June 30, 2012 included revenues of $510 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $709 for the fiscal year ended June 30, 2011. Net revenues for the fiscal year ended June 30, 2012 and 2011, included net revenues of $3,694 and $3,461 respectively, from state indigent care programs. Net outpatient service revenues decreased $2,660, a 5.0% decrease from last year to $50,051, and remained consistent with prior year as a percentage of net revenues at 46.1%.

Net revenues for the year ended June 30, 2011 were $114,460 with a total of 16,118 equivalent admissions and revenues per equivalent admission of $7,092 compared to net revenues of $123,360, a total of 17,511 equivalent admissions and revenues per equivalent admission of $7,045 for the year ended June 30, 2010. The 7.2% decrease in net revenues for the year ended June 30, 2011 was due primarily to decreased Medicare, self-pay, and commercial and other revenues offset slightly by increases in Medicaid revenues. Medicaid net revenues increased less than 1% from the fiscal year ended June 30, 2010. Net revenues for the fiscal year ended June 30, 2011 included revenues of $709 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $1,201 for the fiscal year ended June 30, 2010. Net revenue for the fiscal year ended June 30, 2011 and 2010, included net revenues of $3,461 and $4,803 respectively, from state indigent care programs. Net outpatient service revenues decreased $8,764, a 14.3% decrease from the fiscal year ended June 30, 2010 to $52,712, and decreased to 46.1% of net revenues from 49.8% for the fiscal year ended June 30, 2010.

Net revenues for the year ended June 30, 2010 were $123,360 with a total of 17,511 equivalent admissions and revenues per equivalent admission of $7,045 compared to net revenues of $116,831, a total of 17,477 equivalent admissions and revenues per equivalent admission of $6,685 for the year ended June 30, 2009. The 5.6% increase in net revenues for the year ended June 30, 2010 was due primarily to increased Medicare, self pay and commercial and other revenues offset by decreases and Medicaid revenues, a 5.7% increase in net revenues per equivalent admission and increased revenue from settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues for the fiscal year ended June 30, 2010 included revenues of $1,201 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $394 for the fiscal year ended June 30, 2009. Self-pay revenues increased due to fewer patients having insurance and increased deductibles and co-insurance for insured patients. Self-pay revenues increased 41.5% in the fiscal year ended June 30, 2010 and commercial revenues increased 2.2%. Net outpatient service revenues increased $3,866, a 6.7% increase from June 30, 2009 to $61,476, and increased to 49.8% of net revenues from 49.3% the fiscal year ended June 30, 2009.

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2012	2011	2010
Source
Medicare	40.3%	40.9%	38.9%
Medicaid	13.1%	12.6%	11.6%
Self pay	15.2%	15.9%	17.6%
Commercial Insurance & Other	31.4%	30.6%	31.9%

	100.0%	100.0%	100.0%

A decrease in the number of doctors and the elimination of certain unprofitable services at three of SunLink’s hospitals combined with an overall decline in volumes have contributed to the decrease in Healthcare Facilities Segment net revenues in the years ended June 30, 2012, 2011 and 2010, respectively. We experienced a net loss of two and five doctors during the fiscal years ended June 30, 2012 and 2011, respectively. During the fiscal year ended June 30, 2012, SunLink expensed $376 on physician guarantees and recruiting expenses compared to $278 last year. We also have expended approximately $6,245 for capital expenditures to upgrade services and facilities since July 1, 2009. We believe upgraded services and facilities can contribute to an increase in net revenue per equivalent by attracting new patients and may mitigate decreases in net revenues per equivalent admission by limiting the loss of patients to competition from other facilities. We continue to seek increased patient volume by attracting additional physicians to our hospitals, adding and upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Net revenues were $38,099, $39,920 and $42,962 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Fiscal 2012 net revenues decreased $1,821, or 4.6%, as compared to fiscal 2011 net revenues as a result of a net decline in pharmacy net revenues of $1,533 and a decrease in durable medical equipment sales of $288. Although retail pharmacy net revenues increased 19.1%, institutional pharmacy net revenues decreased 16.9%, primarily as a result of the net loss of pharmacy services contracts with a group of affiliated long-term care facilities, and infusion therapy net revenues decreased 10.6%, primarily related to one infusion therapy drug prescribed for premature babies at high risk for lung disease. Generally, Medicare and Medicaid reimbursement rates decreased in fiscal 2012 as compared to the prior fiscal year contributing to the decline in net revenue. Fiscal 2011 net revenues decreased $3,042, or 7.1%, as compared to the fiscal prior year. The decrease was primarily a result of the loss of certain direct contracts for institutional pharmacy products and services of $2,731 and a decrease in durable medical equipment sales of $532.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $97,746, $111,098, and $117,762, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

	Cost and Expenses
	as a % of Net Revenue
	Years Ended June 30,
	2012	2011	2010
Salaries, wages and benefits	49.1%	46.9%	44.8%
Provision for bad debts	12.4%	13.6%	15.3%
Supplies	8.9%	9.5%	9.8%
Purchased services	7.3%	7.5%	6.8%
EHR incentive payments	-8.4%	-0.2%	0.0%
Other operating expenses	15.0%	14.2%	12.6%
Rent and lease expense	2.0%	2.2%	1.9%
Depreciation and amortization expense	3.1%	3.2%	3.3%

Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2012 compared to the prior year due to lower net patient revenues in the current year. Total salaries, wages and benefits expense actually decreased by $296, or 0.6%. Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2011 compared to the prior year due to lower net patient revenues in the current year. Salaries, wages and benefits expense decreased by $1,662, or 3.0% in year ended June 30, 2011 due to the lower staffing levels needed for the lower patient volume.

Provision for bad debts decreased as a percentage of net revenue in the year ended June 30, 2012 compared to the prior year due lower self-pay net revenues combined with increased charity care write offs in the current year compared to the prior year . Self-pay revenues decreased $1,741 or 9.6% in the current fiscal year. Provision for bad debts decreased as a percentage of net revenue in the year ended June 30, 2011 compared to the prior year due lower self-pay net revenues. Self-pay revenues decreased $3,569 or 16.4% in the year ended June 30, 2011.

Supplies expense decreased as a percentage of net revenue in the year ended June 30, 2012 due to a decrease in the number of surgeries performed combined with overall decline in volume as compared to the prior year. Surgeries for the year ended June 30, 2012 were 2,077 compared to 2,400 for the prior year period. The elimination and reduction of services at selected hospitals of the Company also contributed to the decline in supplies expense.

EHR incentive payments as a percent of net revenue is a negative 8.4% for the fiscal year ended June 30, 2012 compared to a negative 0.2% for the fiscal year ended June 30, 2011. This is related to the $7,508 and $1,626, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2012 compared to only $277 of Medicaid EHR incentive payments recognized in the prior year.

Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2012 compared to the prior year due to lower net patient revenues in the current year. Total other operating expenses decreased $723, or 3.7%. Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2011 compared to the prior year due to increased insurance expense. The increase in other operating expenses for fiscal year 2011 was also due to recording a new healthcare provider tax for our three Georgia healthcare facilities as other expense. Provider tax recorded in other expense was $2,659 and $2,162 for the fiscal years ended June 30, 2011 and 2010, respectively. States in which the Company operates hospitals imposed or increased their provider tax in 2011 and 2010.

Depreciation and amortization expense was $3,316, $3,675, and $4,040 for the years ended June 30, 2012, 2011 and, 2010, respectively. The decrease in fiscal year 2012 depreciation and amortization expense compared to fiscal year 2011 resulted from assets being fully depreciated in the current year as compared to prior years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, was $37,640, $41,036 and $43,383 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2012	2011	2010
Cost of goods sold	68.4%	69.7%	68.8%
Salaries, wages and benefits	18.1%	17.4%	16.3%
Provision for bad debts	1.6%	3.2%	3.5%
Supplies	0.6%	0.5%	0.6%
Purchased services	3.5%	3.7%	4.1%
Other operating expenses	3.5%	3.6%	3.2%
Rent and lease expense	0.8%	0.8%	0.6%
Depreciation and amortization expense	2.1%	3.9%	3.8%

Cost of goods sold as a percent of net revenues decreased in the fiscal year ended June 30, 2012 as compared to the prior fiscal year due to changes in sales product mix and favorable pricing negotiations and discounts earned with certain suppliers.

Salaries, wages and benefits increased as a percent of net revenues in fiscal 2012 as compared to the prior fiscal year primarily due to decreased net revenues. Salaries, wages and benefits expense decreased to $6,896 in 2012 from $6,939 in the prior year.

The decrease in the provision for bad debts as a percent of net revenues during fiscal 2012 as compared to the prior fiscal year resulted from of the implementation of improved business office operational and procedural controls and practices and is being realized in enhanced claims management, improved collections of accounts receivable and reduced uncollectible account write-offs.

Depreciation and amortization expense decreased for fiscal year 2012 due to impairment of certain intangible assets during fiscal year 2011 which decreased the amount of annual amortization on the remaining intangible assets. Amortization expense for the year ended June 30, 2012 was $142 compared to $585 for the comparable prior year period.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $5,380, $5,496 and $5,065 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The decrease in the fiscal year ended June 30, 2012 from the prior year was due primarily to $483 of severance expense paid for corporate employees during fiscal year 2011 that was not a recurring expense in fiscal year 2012. In addition, expenses related to a review of strategic alternatives decreased in the year ended June 30, 2012 from $427 in 2011 to $169 in 2012, partially offset by increases in depreciation expense and stock option compensation expense in the current year. The increase in the fiscal year ended June 30, 2011 from the prior year was due primarily to $483 of severance expense paid for four corporate employees.

Impairment of Goodwill and Intangible Assets

The Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries in the third quarter of fiscal year 2012. The Company concluded that the carrying value of the Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for such subsidiary for the fiscal year ended June 30, 2012.

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there had been a decline in the revenues and operating profit from the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011 for goodwill resulting from the April 2008 acquisition of the Specialty Pharmacy Segment. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships acquired in the April 2008 acquisition of the Specialty Pharmacy Segment for the fiscal year ended June 30, 2011. Declines in pharmacy products and services revenues during the fiscal year ended June 30, 2011 resulted from the loss of direct sales contracts for institutional pharmacy products and lower retail demand. Eight long-term care facilities converted their supply contracts to pharmacy management contracts in the fourth quarter of fiscal 2011 and these pharmacy management contracts yield lower operating profit margins for the Specialty Pharmacy Segment. The continuing distressed local economy of Carmichael’s service area has resulted in lower sales for retail pharmacy and durable medical equipment products and we projected these lower sales volumes will continue.

The following table summarizes goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30, 2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

Impairment of Construction in Progress

In August 2007, the Company received final approval of a CON application with the State of Georgia to build a replacement hospital in Ellijay, Georgia and incurred CON application costs, land use, architecture and building consultants costs which were capitalized as construction in progress. SunLink exercised its option to purchase land in Ellijay to build the replacement hospital; however, the owner failed to close. We are currently in litigation with the owner and are pursuing a claim for damages against the owner based upon the owner’s failure to close the sale as agreed. The outcome of the litigation is uncertain. During the year ended June 30, 2009, SunLink expensed $433 of costs which had been capitalized relating to the land. During the fiscal year ended June 30, 2010, an additional $1,202 that had been incurred and capitalized prior to June 30, 2009 was expensed. These capitalized costs relate to CON, architecture and building consultants costs for the projected building site. The project to build a replacement hospital in Ellijay, Georgia at a site other than the existing hospital location is now considered remote due to the difficulty in obtaining a suitable building site. The Company is considering alternatives for upgrading the facilities at the existing hospital site.

Operating Profit

Operating profit was $5,908 for the year ended June 30, 2012, operating loss was $16,597 for the year ended June 30, 2011, and operating profit for the year end June 30, 2010 was $2,457. The operating profit in the year ended June 30, 2012 compared to the operating loss in the prior year was due to $9,134 of EHR incentive payments recognized during fiscal year 2012 and an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment during the year ended June 30, 2011. The net effect of the EHR incentives payments and the absence of an impairment charge for the Specialty Pharmacy Segment was partially offset by lower operating profit due to a decrease in net revenues for the Healthcare Facilities and Specialty Pharmacy Segments and a goodwill impairment charge of $931 for our Healthmont, LLC subsidiary.

Operating loss was $16,597 for the year ended June 30, 2011 and operating income was $2,457 and $4,842 for the years ended June 30, 2010 and, 2009, respectively. The operating loss in the year ended June 30, 2011 compared to the prior year was due to an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment and lower operating profit due to the decrease in net revenues for the Healthcare Facilities and Specialty Pharmacy Segments.

Interest expense was $4,392, $7,433, and $3,471 for the years ended June 30, 2012, 2011 and, 2010, respectively. The decrease in interest expense during the year ended June 30, 2012 was due to an $8,000 prepayment on the term loan resulting in reduced interest expense which was partially offset by an increase in interest rates. The decrease also resulted from decreased waiver fees and non-cash amortization of costs and fees in the current year. The increase in fiscal year 2011 interest expense resulted from $1,485 in waiver fees paid under the Credit Facility Waiver, $990 of increased deferred financing cost amortization resulting from the change in the termination date of the Credit Facility and increased rates charged as a result of a Credit Facility waiver. As of June 30, 2012 and 2011, the outstanding balance on our credit agreement was $16,086 and $29,086, respectively. The outstanding balance on our revolving line of credit was $5,931 and $5,300 as of June 30, 2012 and 2011, respectively.

We recorded income tax expense of $858 ($758 federal tax expense and $100 state tax expense) for the year ended June 30, 2012 compared to income tax benefit of $8,609 ($8,188 federal tax benefit and $421 state tax benefit) for the year ended June 30, 2011 and income tax benefit of $578 ($420 federal tax benefit and $158 state tax benefit) for the year ended June 30, 2010. The $8,609 tax benefit for the year ended June 30, 2011 included a $7,775 deferred tax benefit resulting primarily from the pre-tax impairment of goodwill and intangible assets of $13,347 of the Specialty Pharmacy Segment and the receipt of Medicare EHR incentive reimbursement payments of $8,521 which were included in taxable income in the prior year but which were deferred from inclusion in pre-tax income in the prior year. The $578 federal tax benefit for the year ended June 30, 2010 included a $1,495 deferred tax benefit.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $12,580 at June 30, 2012. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,045 of our $13,110 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of the Company’s deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the domestic tax asset which may not be utilized.

Earnings from continuing operations were $652 ($0.07 earnings per fully diluted share) for the year ended June 30, 2012 compared to a loss from continuing operations of $15,416 ($1.90 loss per fully diluted share) for the year ended June 30, 2011 and loss from continuing operations of $422 ($0.05 loss per fully diluted share) for the year ended June 30, 2010. Earnings from continuing operations in fiscal year 2012 resulted from the recognition of $9,134 in EHR incentive payments and $3,041 decrease in interest from prior year. Loss from continuing operations in fiscal 2011 resulted from an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment, decreased net revenues for the Specialty Pharmacy Segment and an increase in interest expense over the prior year. Loss from continuing operations in fiscal 2010 resulted from an increase in cost and expenses, especially provision for bad debts, other operating expenses and the increased impairment of construction in progress partially offset by the gain on sale of three home health businesses included in operating profit.

Earnings from discontinued operations of $429 for the year ended June 30, 2012 primarily resulted from $445 of pre-tax earnings on the operations of the held-for-sale Memorial and the $88 of pre-tax loss resulting from domestic pension items. Loss from discontinued operations of $687 for the year ended June 30, 2011 primarily resulted from $782 of pre-tax loss on the operations of Memorial, $347 of pre-tax earnings attributable to our former Mountainside operations due to the settlement of a lawsuit, $83 of pre-tax losses from domestic pension items and $286 of pre- tax losses from Chilton resulting from $724 of pre-tax loss from operations offset by $438 related to the pre-tax gain on the sale of the operations of Chilton. Earnings from discontinued operations of $524 for the year ended June 30, 2010 primarily resulted from $1,731 of pre-tax earnings attributable to our former Mountainside operations, $603 of pre-tax loss on the operations of Memorial, $464 of pre- tax benefit attributable to our former Housewares segmenr operations, primarily due to legal expenses, $71 of pre-tax losses resulting from domestic pension items and $134 of pre-tax losses from the operations of Chilton.

Net earnings for the year ended June 30, 2012 were $1,081 ($0.12 earnings per fully diluted share) compared to net loss for the year ended June 30, 2011 was $16,103 ($1.99 loss per fully diluted share) and net earnings of $102 ($0.01 per fully diluted share) for the year ended June 30, 2010.

Earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2012, 2011 and 2010, respectively, is shown below.

	Years ended June 30,
	2012	2011	2010
Healthcare Facilities Adjusted EBITDA	$14,801	$7,037	$12,435
Specialty Pharmacy Adjusted EBITDA	1,273	446	1,215
Corporate overhead costs	(4,558)	(5,036)	(5,069)
Taxes and net interest expense	(5,165)	1,298	(2,814)
Other non-cash expenses and net changes in operating assets and liabilities	(3,269)	1,034	(1,839)

Net cash provided by operations	$3,082	$4,779	$3,928

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from continuing operations and availability under the Revolving Loan under our Credit Facility which is discussed below. Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by three modification agreements. The termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At June 30, 2012, SunLink’s calculated net collectible value of eligible accounts receivable was $8,093, the Revolving Loan balance was $5,931 with an interest rate at LIBOR plus 9.375% (12.125% at June 30, 2012), and the Term Loan balance was $8,886 with an interest rate at LIBOR plus 11.32% (14.07% at June 30, 2012). Borrowings under the Credit Facility are at LIBOR plus the applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries (except for Callaway Community Hospital (“Callaway”) which is a second lien on the real and personal property). The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility.

We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through January 1, 2013, the facility termination date, but there is no assurance that the Company will be able to do so. The Term Loan under the Credit Facility had a balance of $16,086 at June 30, 2012. Subsequent to year end, $15,000 was paid down on the Term Loan consisting of

$7,500 of proceeds from the sale of Memorial and $7,500 of proceeds from the closing of the Callaway RDA Loan. An additional $1,000 was paid on the Revolving Loan subsequent to year end using proceeds from the sale of Memorial. The Term Loan and Revolving Loan balances at September 10, 2012 were $649 and $4,931, respectively. We are actively seeking refinancing options to refinance the Credit Facility by its termination date and also provide financing for the Company’s liquidity needs. We believe we will be able to refinance the Credit Facility though facility-specific financing similar to what we have done at two facilities (Callaway Community Hospital in March 2012 and Trace Regional Hospital in July 2012). If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

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

On May 3, 2012, the Company entered into the Fifth Modification to the Credit Facility. The Fifth Modification contained, among other things, the consent by the lenders under the Credit Facility to the sale of substantially all of the assets of Memorial for approximately $8,300 and required that the net proceeds of approximately $7,500 to the Company be applied to pay down the Term Loan under the Credit Facility.

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

On June 29, 2012, the Company entered into the Seventh Modification to the Credit Facility. The Seventh Modification provided that Union Bank, National Association (f/k/a Union Bank of California, N.A.) was assigning to certain affiliates of Chatham all of its interest in the Loans and the Collateral, delegating to certain affiliates of Chatham its Revolving Commitment and other duties with respect to such Loans and Collateral, and resigning as Funding Agent.

On July 5, 2012, the Company entered into the Eighth Modification to the Credit Facility. The Eighth Modification contained, among other things, the consent by the lenders under the Credit Facility for the Company’s indirect wholly-owned subsidiary Health Corporation of Houston, Inc. (“SHCH”) to enter into a

$9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with Stillwater National Bank and Trust Company (“Stillwater”). The Eighth Modification also provides for approximately $8,500 of the Trace RDA Loan proceeds be used to refinance a portion of the Company’s senior debt under the Term Loan under the Credit Facility.

On March 26, 2012, SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM, entered into and closed on a $5,000 Loan Agreement with a bank dated as of March 16, 2012 (the “Callaway RDA Loan”). The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety on March 26, 2012. As of June 30, 2012, $388 has been drawn on the $1,000 construction loan with the commencement of construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds will be used to finance improvements, including to provide an inpatient geriatric psychiatry unit at Callaway, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the Borrower’s Current Ratio of current assets to current liabilities and Debt Service Coverage, all as defined in the Callaway RDA Loan Agreement, that the Borrower must maintain and that are measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

On July 11, 2012, SunLink, SunLink Healthcare, LLC (“SHL”) and SHCH, an indirect wholly-owned subsidiary of the Company, closed on the $9,975 Trace RDA Loan and the $1,000 Trace Working Capital Loan, each dated as of July 5, 2012. SHCH owns and operates Trace Regional Hospital (“Trace”) in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan were unconditionally guaranteed by the Company and SHL, a wholly-owned intermediate holding company.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6%. The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to refinance a portion of the Company’s senior debt under the Term Loan under the Credit Facility. Approximately $850 of the Trace RDA Loan proceeds will be used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs. The Trace RDA Loan contains covenants which SunLink believes are customary to similar loan agreements as well as certain financial covenants with respect to SHCH’s current ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement.

We generated $3,082 of cash from operations during the year ended June 30, 2012. Cash was generated from net earnings, non-cash expenses of impairment and depreciation and amortization, and cash generated from discontinued operations. We generated $4,779 of cash from operations during the year ended June 30, 2011. Cash was generated from the receipt of $8,521 in EHR incentive reimbursements received in May 2011.

F-66

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2012 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2012.

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Interest on Long-Term Debt	Interest on Subordinated Long-Term Debt	Physician Guarantees
1 year	$9,051	$300	$3,031	$1,725	$184	$91
2 years	476	300	905	620	160	91
3 years	469	1,852	641	250	74	15
4 years	496	—	477	582	—
5 years	515	—	300	552	—
More than 5 years	9,631	—	467	4,125	—

	$20,638	$2,452	$5,821	$7,854	$418	$197

At June 30, 2012, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at June 30, 2012 is a liability of $197 for one physician guarantee. SunLink expensed $375, $278, and $458, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Noncancelable commitments under these contracts as of June 30, 2012 are presented in the schedule above.

At June 30, 2012, we had outstanding long-term debt of $20,638 of which $16,086 was incurred in connection with the Credit Facility, $4,376 was incurred with connection to the Callaway RDA Loan and $176 was related to capital leases. At June 30, 2011, we had outstanding long-term debt of $29,255 of which $29,086 was incurred in connection with the Credit Facility and $169 was related to capital leases.

Subsequent to June 30, 2012, $15,000 was repaid on the Term Loan consisting of $7,500 of proceeds from the sale of Memorial and $7,500 of proceeds from the closing of the Callaway RDA Loan. $1,000 was paid on the Revolving Loan subsequent to year end using proceeds from the sale of Memorial. The Term Loan and Revolving Loan balances at September 10, 2012 were $649 and $4,931, respectively.

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

In January 2008, Defendants filed motions to strike, motions to dismiss, answers, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. The court has postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved. After further motions and argument, the parties eventually completed discovery.

On May 12, 2011, SHC-Ellijay filed a motion for partial summary judgment as to Defendants’ liability for breaches of contract and for summary judgment denying Defendants’ counterclaims. On June 10, 2011, Defendants filed a response in opposition to SHC-Ellijay’s motion and a cross motion for summary judgment. On July 27, 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment.

On April 11, 2012, the Court entered an Order granting SHC-Ellijay’s motion for partial summary judgment and denying Defendants’ motions for summary judgment. On or about April 23, 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. Defendants filed their Brief of Appellants on July 30, 2012. SHC-Ellijay filed its Brief of Appellee on August 21, 2012. The case remains pending before the Georgia Court of Appeals.

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants complaint and to vigorously pursue its claims against the Defendants. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU 2011-7, Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-7 for its fiscal year ending June 30, 2013. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its fiscal year ending June 30, 2013. The adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,092, $896, and $596 to these law firms in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Included in the Company’s consolidated balance sheet at June 30, 2012 and 2011 is $644 and $205, respectively, of amounts payable to these law firms.

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

Changes in Internal Controls over Financial Reporting—There were no changes to our internal control over financial reporting during the year ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404(b)—Section 404(a) of the Sarbanes-Oxley Act of 2002 (SOX) requires annual reports on Form 10-K to contain a report from management on the effectiveness of an issuer’s internal control over financial reporting. Separately, Section 404(b) generally requires an issuer’s regular auditor to attest to and report on management’s assessment. However, Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently exempted non-accelerated filers, including smaller reporting companies from the requirements of Section 404(b). Accordingly, this annual report does not include any attestation and report from SunLink’s independent registered public accounting firm with respect to the effectiveness of the Company’s internal controls over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2012 and 2011.

Consolidated Statements of Earnings and Loss—For the Years Ended June 30, 2012, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2012, 2011 and 2010.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II Valuation and Qualifying Accounts	At page 78 of this Report

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

10.4	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.5

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

10.6	*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.7

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.8	*

Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.9

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

10.10

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

10.11

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

10.12

Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.13

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

10.14

Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.15	*

Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.16	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.17

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.18

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.19

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.20

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.21

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.22

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.23

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.24

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.25

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.26	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. ^

10.27	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2012.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 20, 2012

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 20, 2012

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 20, 2012

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 20, 2012

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 20, 2012

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 20, 2012

/s/ MICHAEL HALL Michael Hall	Director	September 20, 2012

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 20, 2012

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011 and for each of the years in the three-year period ended June 30, 2012 and have issued our report thereon dated September 20, 2012; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2012. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 20, 2012

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2012	$12,317	$17,411	$—	$(20,607)	$9,121
Year Ended June 30, 2011	$14,725	$22,230	$(2,305)	$(22,333)	$12,317
Year Ended June 30, 2010	$12,795	$22,592	$—	$(20,662)	$14,725

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2012	$2,078	$123	$—	$(156)	$2,045
Year Ended June 30, 2011	$1,350	$728	$—	$—	$2,078
Year Ended June 30, 2010	$2,724	$(86)	$—	$(1,288)	$1,350

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

10.4	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.5

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

10.6	*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.7

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.8	*

Employment Letter dated September 30, 2002, by and between SunLink Healthcare Corp. and Jack M. Spurr, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Report on Form 10-K dated September 24, 2007). (Commission File No. 017732454)

10.9

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

10.10

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

10.11

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

10.12

Purchase and Sale Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.13

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

10.14

Lease Agreement between Central Alabama Medical Associates, LLC and Clanton Hospital, LLC dated March 1, 2011 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.15	*

Management Services Agreement dated November 15, 2010, by and between SunLink Health Systems, Inc. and Centric Management Services Co., LLC (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.16	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.17

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.18

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.19

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.20

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.21

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.22

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.23

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.24

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.25

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.26	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. ^

10.27	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry, Bekaert & Holland, L.L.P. ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

September 20, 2012

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND 2011

(All Amounts in thousands)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,057	$7,250
Receivables—net	13,228	16,302
Inventory	4,178	4,371
Income tax receivable	198	1,526
Deferred income tax asset	5,174	8,846
Prepaid expense and other	4,231	4,633
Current assets held for sale	1,552	437

Total current assets	30,618	43,365
PROPERTY, PLANT AND EQUIPMENT—At cost
Land	1,949	1,949
Buildings and improvements	27,354	26,684
Equipment and fixtures	38,226	37,334

	67,529	65,967
Less accumulated depreciation	36,621	32,283

Property, plant and equipment—net	30,908	33,684
NONCURRENT ASSETS:
Intangible assets—net	3,320	3,477
Goodwill	461	1,392
Deferred income tax asset	5,891	2,786
Other noncurrent assets	894	346
Noncurrent assets held for sale	7,080	6,780

Total noncurrent assets	17,646	14,781

TOTAL ASSETS	$79,172	$91,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,934	$7,509
Revolving advances	5,931	5,300
Current maturities of long-term debt	9,050	1,814
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	5,021	5,064
Deferred gain—Medicare Electronic Health Records incentives	0	8,521
Other accrued expenses	2,566	2,824
Current liabilities held for sale	2,012	0

Total current liabilities	31,814	31,332
LONG-TERM LIABILITIES:
Long-term debt	11,588	27,441
Subordinated long-term debt	2,152	2,197
Noncurrent liability for professional liability risks	3,191	3,583
Other noncurrent liabilities	907	1,209
Noncurrent liabilities held for sale	229	0

Total long-term liabilities	18,067	34,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 9,448 shares at June 30, 2012 and 8,120 shares at June 30, 2011	4,724	4,060
Additional paid-in capital	13,521	11,751
Retained earnings	11,543	10,462
Accumulated other comprehensive loss	(497)	(278)

Total Parent Company Shareholders' Equity	29,291	25,995
Noncontrolling interest	0	73

Total Shareholders’ Equity	29,291	26,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$79,172	$91,830

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 and 2010

(All amounts in thousands, except per share amounts)

	Years Ended June 30,
	2012	2011	2010
Net revenues	$146,674	$154,380	$166,322
Costs and expenses:
Cost of goods sold	26,073	27,835	29,539
Salaries, wages and benefits	63,263	63,846	65,031
Provision for bad debts	14,024	16,841	20,364
Supplies	9,882	11,083	12,267
Purchased services	9,367	10,031	10,207
Other operating expenses	18,908	19,671	18,782
Rents and leases expense	2,775	2,903	2,691
Impairment of goodwill and intangible assets	931	13,347	0
Impairment of construction in progress	0	0	1,202
Depreciation and amortization	4,677	5,697	6,124
Electronic Health Records incentives	(9,134)	(277)	0
Gain on sale of Home Health Businesses	0	0	(2,342)

Operating profit (loss)	5,908	(16,597)	2,457
Other income (expense):
Interest expense	(4,392)	(7,433)	(3,471)
Interest income	14	5	14
Loss on sale of assets	(20)	0	0

Earnings (loss) from continuing operations before income taxes	1,510	(24,025)	(1,000)
Income tax expense (benefit)	858	(8,609)	(578)

Earnings (loss) from continuing operations	652	(15,416)	(422)
Earnings (loss) from discontinued operations, net of income taxes	429	(687)	524

Net earnings (loss)	$1,081	$(16,103)	$102

Earnings (loss) per share:
Continuing operations:
Basic	$0.07	$(1.90)	$(0.05)

Diluted	$0.07	$(1.90)	$(0.05)

Discontinued operations:
Basic	$0.05	$(0.08)	$0.07

Diluted	$0.05	$(0.08)	$0.07

Net earnings (loss):
Basic	$0.12	$(1.99)	$0.01

Diluted	$0.12	$(1.99)	$0.01

Weighted-average common shares outstanding:
Basic	9,350	8,094	8,052

Diluted	9,350	8,094	8,052

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012, 2011 and 2010

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2009	8,050	$4,025	$11,626	$26,463	$(337)	$615	$42,392
Net earnings	0	0	0	102	0		102
Foreign currency translation adjustment	0	0	0	0	46		46
Minimum pension liability adjustment, net of tax of $21					(10)		(10)

Total comprehensive income							138
Share-based compensation	0	0	40	0	0	0	40
Common shares issued	29	14	35	0	0	0	49
Sale of noncontrolling interest	0	0	0	0	0	73	73

JUNE 30, 2010	8,079	4,039	11,701	26,565	(301)	688	42,692
Net loss	0	0	0	(16,103)	0	0	(16,103)
Minimum pension liability adjustment, net of tax of $6					23		23

Total comprehensive loss							(16,080)
Share-based compensation	0	0	6	0	0	0	6
Common shares issued	41	21	44	0	0	0	65
Change in noncontrolling interest	0	0	0	0	0	(615)	(615)

JUNE 30, 2011	8,120	4,060	11,751	10,462	(278)	73	26,068
Net earnings	0	0	0	1,081	0	0	1,081
Minimum pension liability adjustment, net of tax of $133					(219)		(219)

Total comprehensive income							862
Share-based compensation	0	0	92	0	0	0	92
Common shares issued	1,328	664	1,678	0	0	0	2,342
Change in noncontrolling interest	0	0	0	0	0	(73)	(73)

JUNE 30, 2012	9,448	$4,724	$13,521	$11,543	$(497)	$0	$29,291

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 and 2010

(All amounts in thousands)

	Years Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$1,081	$(16,103)	$102
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,677	5,697	6,124
Share-based compensation	92	6	41
Impairment of goodwill and intangible assets	931	13,347	0
Impairment of construction in process	0	0	1,202
Loss on disposal of property, plant and equipment	20	0	0
Gain on sale of Chilton Medical Center	0	(438)	0
Gain on sale of Home Health businesses	0	0	(2,342)
Change in assets and liabilities:
Receivables	3,000	(265)	3,948
Inventory	193	(164)	(57)
Prepaid expenses and other assets	578	1,250	(1,104)
Accounts payable and accrued expenses	(1,790)	1,775	(1,052)
Income taxes	1,328	(1,788)	(1,058)
Deferred income taxes	568	(7,227)	(735)
Third-party payor settlements	33	210	(617)
Electronic Health Records deferred gain	(8,348)	8,244	0
Net activities of discontinued operations	719	235	(524)

Net cash provided by operating activities	3,082	4,779	3,928
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment—continuing operations	(1,589)	(2,347)	(2,309)
Expenditures for property, plant and equipment—discontinued operations	(425)	(293)	(193)
Proceeds from sale of Home Health businesses	0	0	3,300
Proceeds from sale of noncontrolling interest	0	0	73

Net cash (used in) provided by investing activities	(2,014)	(2,640)	871
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	2,342	65	49
Proceeds from long-term debt	4,388	0	0
Payment of long-term debt	(13,622)	(1,958)	(2,108)
Revolving advances, net	631	5,300	(3,400)

Net cash (used in) provided by financing activities	(6,261)	3,407	(5,459)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,193)	5,546	(660)
CASH AND CASH EQUIVALENTS:
Beginning of year	7,250	1,704	2,364

End of year	$2,057	$7,250	$1,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$(1,242)	$356	$1,548

Interest	$4,029	$4,025	$3,103

Non-cash investing and financing activities:
Assets acquired under capital lease obligation—continuing operations	$80	$205	$0

Assets acquired under capital lease obligation—discontinued operations	$349	$0	$0

Long-term debt issued as payment-in-kind for interest payable	$105	$247	$0

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2012, 2011 and 2010

(All amounts in thousands, except share and per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) is a provider of healthcare services in certain markets in the United States. SunLink’s business is composed of two business segments:

•	Healthcare Facilities, which consists of

–	Our five community hospitals which have a total of 282 licensed beds;

–	Our two nursing homes, each of which is located adjacent to a corresponding SunLink community hospital which have a total of 166 licensed beds; and

–	Our one home health agency which operates for a corresponding SunLink community hospital.

•	Specialty Pharmacy, which consists of

–	Specialty pharmacy services;

–	Durable medical equipment;

–	Institutional pharmacy services; and

–	Retail pharmacy products and services, all of which are conducted in rural markets.

We also own a hospital building which we lease to a third party. The third party has the option to purchase the facility.

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

Net Patient Service Revenue—SunLink has agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2012, there were no material claims or disputes with third-party payors.

Charity Care—SunLink provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink provided $9,958, $6,545, and $4,238, of charity care in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Concentrations of Credit Risk—SunLink grants unsecured credit to its patients, most of who reside in the service area of SunLink’s facilities and are insured under third-party agreements. Although SunLink’s two Georgia facilities generated approximately 42%, 45%, and 47% of gross revenues for the years ended June 30, 2012, 2011 and 2010, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 40%, 41%, and 39% of net revenues for the years ended June 30, 2012, 2011 and 2010, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 13%, 13%, and 12% of net revenues for the years ended June 30, 2012, 2011 and 2010, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 37% and 36% of receivables—net at June 30, 2012 and 2011, respectively, while Medicaid receivables were approximately 22% and 26% of receivables—net at June 30, 2012 and 2011, respectively.

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

Medicare and Medicaid Electronic Health Records (“EHR”) Incentives—The Company accounts for EHR incentive payments in accordance with Accounting Standards Codification 450-30, “Gain Contingencies”,

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes EHR incentive payments when all contingencies relating to the incentive payment have been satisfied and compliance with the EHR meaningful use criteria have been attested to. For recognition of Medicaid EHR incentive payments, recognition of the payments will be at the time of attestation to EHR meaningful use criteria since Medicaid payments for the states in which the Company operates are based upon historical cost report information with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition is being deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, are recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. For our Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $4,520, $5,085, and $5,337, for the years ended June 30, 2012, 2011 and 2010, respectively.

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

By virtue of the acquisition of its initial six hospitals, SunLink assumed responsibility for professional liability claims reported after the February 1, 2001 acquisition date and the previous owner retained responsibility for all known and filed claims prior to the acquisition date. SunLink purchased claims-made commercial insurance for acts prior to and after the acquisition date. The recorded liability for professional liability risks includes an estimate of the liability for claims incurred prior to February 1, 2001, but reported after

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 1, 2001, and for claims incurred after February 1, 2001. These amounts are based on actuarially determined estimates.In connection with the acquisition of HealthMont LLC (“HealthMont”) and its two hospitals, SunLink assumed responsibility for all professional liability claims. HealthMont had purchased claims-made commercial insurance for claims made prior to the acquisition and SunLink purchased claims-made commercial insurance for claims made after the acquisition. The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition. These amounts are based on actuarially determined estimates.

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

The Company records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrues the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to SunLink, if any, we revise estimated reserves as additional facts become known.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $92, $6 and $41 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of long-term debt is estimated to approximate the recorded value due to its current variable interest rate.

Fair Value Measurements—Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The inputs used to measure fair value are classified into the following fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes values determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting the Company’s own assumptions.

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability.

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 1995 Incentive Stock Option Plan, 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan, the 2005 Equity Incentive Plan, and the 2011 Director Stock Option Plan. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

Recent Accounting Pronouncements—In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-7 for its fiscal year ending June 30, 2013. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of earnings as well as requiring additional disclosures.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its fiscal year ending June 30, 2013. The adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively.

3.	SUBSEQUENT EVENTS

On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s owned Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to the closing date of the transaction. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s Credit Facility.

On July 11, 2012, SunLink, SunLink Healthcare, LLC (“SHL”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with Stillwater National Bank and Trust Company (“Stillwater”). SHCH owns and operates Trace Regional Hospital (“Trace”) in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan were unconditionally guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6%. The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the Credit Facility. Approximately $850 of the Trace RDA Loan proceeds will be used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs. The Trace RDA Loan contains covenants which SunLink believes are customary to similar loan agreements as well as certain financial covenants with respect to SHCH’s current ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement.

4.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of Memorial to Tift for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s Credit Facility.

Memorial’s operations have been reclassified as discontinued operations in our consolidated financial statements as of and for the fiscal year ended June 30, 2012, 2011 and 2010.

Chilton Medical Center—On March 1, 2011, SunLink entered into an agreement to sell its 83% membership interest in its Clanton Hospital LLC (“Clanton”) subsidiary, which operated Chilton Medical Center (“Chilton”), to Carraway Medical Systems, Inc. (“Carraway”) and to lease the physical facility to Carraway. The lease agreement is for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase the physical facility from SunLink. The option purchase price is $3,700, less the amount paid to purchase the 17% membership interest of Clanton that Carraway does not currently own, up to a maximum of $615. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. If the purchase option for the physical facility is exercised during the six-year term of the lease, any amount paid under the $1,000 note will be credited to the option purchase price and any remaining balance on the note will be cancelled. As a result, the note at June 30, 2012 and 2011 was recorded on the balance sheet at net $0. Pursuant to the terms of the sale and lease agreement, SunLink is entitled to receive 75% of the Electronic Health Records Medicare incentive reimbursement received with respect to Chilton. The Company received $188 of Medicaid EHR funds with respect to Chilton in the fourth fiscal quarter of 2012 and $790 of Medicare EHR incentive payments in the fourth fiscal quarter of 2011.

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

Mountainside Medical Center—On June 1, 2004, SunLink sold its Mountainside Medical Center (“Mountainside”) hospital in Jasper, Georgia, for approximately $40,000 pursuant to the terms of an asset sale agreement. In connection with this sale, claims by the buyer and counter claims by SunLink were litigated which resulted in a judgment for SunLink. The judgment, which included damages, prejudgment interest and certain losses, was collected by SunLink in the amount of $1,246 in May 2010 and $540 in December 2010, and the parties executed a mutual release. Included in the pre-tax earnings of Mountainside for the fiscal year ended June 30, 2011 is the judgment of $540 related to the litigation. Also included in pre-tax earnings for the fiscal year ended June 30, 2011 were legal expenses of $194 related to the litigation. Included in the pre-tax earnings of Mountainside for the fiscal year ended June 30, 2010 was the judgment of $1,829, composed of a total of a $1,560 payment plus $266 of accrued judgment interest. Also included in pre-tax earnings for the fiscal year ended June 30, 2010 were legal expenses related to the litigation with the buyer claim and SunLink’s counterclaim.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2012, 2011 and 2010.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations Reserves—Over the past 23 years SunLink has discontinued operations carried on by its former Chilton Medical Center, Mountainside Medical Center and its former industrial, U.K. leisure marine, life sciences and engineering, and European child safety segments, as well as the U.K. housewares segment. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of SunLink’s possible liability for property, product liability and other claims for which SunLink may incur liability. With the settlement of litigation related to the Housewares Segment and Mountainside during fiscal year 2010, no reserve for discontinued operations has been included in the Company’s consolidated balance sheets since June 30, 2010.

The following is a summary of the loss reserves for discontinued operations:

	Years Ended June 30,
	2012	2011	2010
Beginning balance	$0	$0	$643
Usage	0	0	(643)

	$0	$0	$0

Results of discontinued operations were as follows:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2012	2011	2010
Net Revenues:
Memorial	$18,031	$17,856	$16,844
Chilton	0	9,447	14,615

Net revenues	$18,031	$27,303	$31,459

Earnings (Loss) Before Income Taxes:
Memorial	$445	$(782)	$(603)
Chilton	0	(724)	(134)
Life sciences and engineering	(88)	(83)	(71)
Mountainside	1	347	1,731
Housewares	0	0	(464)

Earnings (loss) before income taxes	358	(1,242)	459

Gain on Sale—Chilton Medical Center	0	438	0

Income tax benefit	71	117	65

Earnings (loss) from discontinued operations	$429	$(687)	$524

5.	NET RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other—SunLink also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Summary information for receivables is as follows:

	June 30,
	2012	2011
Patient accounts receivable (net of contractual allowance)	$22,349	$28,619
Less allowance for doubtful accounts	(9,121)	(12,317)

Patient accounts receivable (net of allowances)	$13,228	$16,302

Net revenues included $510, $709, and $1,201, for the years ended June 30, 2012, 2011 and 2010, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s five operating hospitals and Memorial and Chilton (see Note 4.—Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. Incentive payments for all five operating hospital and Memorial and Chilton totaling $8,521 were received by SunLink during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded the $8,521 as deferred gain as of June 30, 2011. This deferred gain was recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 was known. Based on revised estimates using June 30, 2012 information, a receivable of $103 was recorded as of June 30, 2012. This amount will be collected upon final settlement of cost reports for fiscal year 2012. SunLink’s hospital in Mississippi successfully

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attested for the Medicaid EHR program in the quarter ended June 30, 2011. SunLink’s two Missouri hospitals, its two Georgia hospitals and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ended September 30, 2011 and recognized EHR incentive payments in the fiscal year ended June 30, 2012. Medicaid EHR incentive reimbursement payments were received for SunLink’s five operating hospitals and Memorial and Chilton during the fiscal year ended June 30, 2012 totaling $2,080.

EHR incentive payments recognized in continuing operations for the years ending June 30, 2012 and 2011 are as follows:

	2012	2011
Medicare	$7,508	$0
Medicaid	1,626	277

	$9,134	$277

EHR incentive payments recognized in discontinued operations for the year ended June 30, 2012 for Medicare and Medicaid were $1,116 and $454, respectively. No EHR incentive payments were recognized in discontinued operations for the year ended June 30, 2011.

7.	INVENTORY

Consisted of the following:

	June 30,
	2012	2011
Healthcare Facilities Segment Supplies Inventory	$2,116	$2,121
Specialty Pharamcy Segment Goods Held for Sale	2,062	2,250

	$4,178	$4,371

8.	GOODWILL AND INTANGIBLE ASSETS

SunLink has goodwill related to its Healthmont and Carmichael acquisitions. We have intangible assets related to these acquisitions, as well. We also have intangible assets related to two Healthcare Facilities Segment clinic purchases.

Goodwill consists of the following:

	June 30,
	2012	2011
Specialty Pharamcy Segment	$461	$461
Healthcare Facilities Segment	0	931

	$461	$1,392

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following, net of amortization:

	June 30, 2012	June 30, 2011
Healthcare Facilities Segment
Certificates of Need	$80	$80
Noncompetition Agreements	83	83

	163	163
Accumulated Amortization	(106)	(91)

	57	72

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(595)	(453)

	3,263	3,405

Total	$3,320	$3,477

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $157, $612, and $787, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2013	$145
2014	145
2015	145
2016	145
2017	145
2018 and thereafter	595

Total	$1,320

Impairment analysis—For the purposes of these analyses, our estimates of fair value are based on a combination of the income approach, which estimates the fair value based on future discounted cash flows, and the market approach, which estimates the fair value of based on comparable market prices. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. Estimates of future discounted cash flows are based on assumptions and projections we believe to be currently reasonable and supportable. These assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

During the third quarter of fiscal 2012, the Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as March 31, 2012. The Company concluded that the carrying value of the subsidiary exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, during the year ended June 30, 2012.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarized goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30,
2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

9.	LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

Long-term debt consisted of the following:

	June 30,
	2012	2011
Term Loan	$16,086	$29,086
Callaway RDA Loan	4,376	0
Capital lease obligations	176	169

Total	20,638	29,255
Less current maturities	(9,050)	(1,814)

	$11,588	$27,441

SunLink Credit Facility—On April 23, 2008, SunLink entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 effective September 27, 2010 and the termination date was changed to January 1, 2013 effective July 28, 2011. At June 30, 2012, the Revolving Loan balance was $5,931 with an interest rate at LIBOR plus 9.375% (12.125% at June 30, 2012) and the Term Loan had an outstanding balance of $16,086 with an interest rate at LIBOR plus 11.32% (14.07% at June 30, 2012). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated net collectible value of eligible accounts receivable. Interest rates for the Revolving Loan and Term Loan were as follows:

	Interest Rate
Dates	Term Loan	Revolver
July 1, 2009—September 21, 2010	7.82%	6.25%
September 22, 2010—November 14, 2010	10.82%	9.25%
November 15, 2010—February 15, 2011	11.82%	10.25%
February 16, 2011—April 14, 2011	12.82%	11.25%
April 15, 2011—May 15, 2011	13.82%	12.25%
May 16, 2011—July 15, 2011	14.82%	13.25%
July 16, 2011—July 28, 2011	15.82%	14.25%
July 29, 2011—September 30, 2011	13.57%	11.625%
October 1, 2011—December 31, 2011	13.82%	11.875%

Financing costs and expenses related to the Credit Facility of $2,639 are being amortized over the modified life of the Credit Facility. Accumulated amortization and amortization expense was approximately $2,523 and $201, respectively, as of and for the fiscal year ended June 30, 2012 and $2,322 and $1,485 as of and for the fiscal year ended June 30, 2011. The decreased financing cost amortization in the fiscal year ended June 30, 2012 resulted from the change in the termination date of the Credit Facility from April 2015 to September 30, 2011 effective September 27, 2010. The termination date was changed to January 1, 2013 effective July 28, 2012. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries (except for Callaway Community Hospital (“Callaway”) which is a second lien on the real and personal property).

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through January 2013, but there is no assurance that the Company will be able to do so.

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

Subsequent to June 30, 2012, $15,000 was repaid on the Term Loan consisting of $7,500 of proceeds from the sale of Memorial and $7,500 of proceeds from the Trace RDA Loan. $1,000 was paid on the Revolving Loan subsequent to year end using proceeds from the sale of Memorial. The Term Loan and Revolving Loan balances at September 10, 2012 were $649 and $4,931, respectively.

Additionally, subsequent to June 30, 2012 and prior to the issuance of the financial statements, the Company entered into the Trace RDA Loan for $9,975 and the Trace Working Capital Loan for $1,000 (see Note 3.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events). $7,200 of the proceeds were used to repay a portion of the Term Loan. Therefore, in accordance with ASC 470-10, “Debt”, (“ASC 470-10”) the Company has classified $7,200 of the Term Loan as a long-term liability as at June 30, 2012.

Callaway RDA Loan—On March 26, 2012, SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM, entered into and closed on a $5,000 Loan Agreement with a bank dated as of March 16, 2012 (the “Callaway RDA Loan”). The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of two a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety on March 26, 2012. As of June 30, 2012, $388 has been drawn on the $1,000 construction loan with the commencement of construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds will be used to finance improvements, including to provide an inpatient geriatric psychiatry unit at Callaway, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the Borrower’s Current Ratio of current assets to current liabilities and Debt Service Coverage, all as defined in the Callaway RDA Loan Agreement, that the Borrower must maintain and that are measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Annual required payments of debt for the next five years and thereafter are as follows:

2013	$9,051
2014	476
2015	469
2016	496
2017	515
2018 and thereafter	9,631

Total	$20,638

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2012.

2013	$1,725
2014	620
2015	250
2016	582
2017	552
2018 and thereafter	4,125

Total	$7,854

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	SUBORDINATED LONG-TERM DEBT

Subordinated long-term debt consisted of the following:

	June 30,
	2012	2011
Carmichael	$2,452	$2,497
Less current maturities	(300)	(300)

	$2,152	$2,197

Carmichael Note—On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2011, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by SunLink Health Systems, Inc. The note and the guarantee are subordinate to the Credit Facility.

Under the terms of the Credit Facility (see Note 9 – Long-Term Debt and Revolving Line of Credit), if SunLink is in violation of certain terms and conditions of this Facility, the Company cannot make principal payments of the Carmichael Loan without permission of the Credit Facility lender.

Annual required payments of debt for the next five years and thereafter are as follows:

2013	$300
2014	300
2015	1,852

Total	$2,452

The contractual commitments for interest on the subordinated long-term debt are shown in the following table:

2013	$184
2014	160
2015	74

Total	$418

11.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2011, the 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through September

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012. Options for 70,000 shares were granted by November 2011. Options outstanding under the plan were 70,000 at June 30, 2012. Options available for future issuance under the plan were 230,000 at June 30, 2012.

On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. 180,000 options were granted during fiscal 2012. Options outstanding under this Plan were 289,999, 115,999 and 272,999 at June 30, 2012, 2011 and 2010, respectively. Options available for future issuance under the plan were 440,676 at June 30, 2012.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 37,500, 45,000 and 82,500 at June 30, 2012, 2011 and 2010 respectively. No additional awards may be granted under this Plan.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 299,734 shares under this plan have been exercised. Options outstanding under this Plan were 3,000, 13,250, and 38,125 at June 30, 2012, 2011 and 2010, respectively. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2009	439,799	$6.20	$ $	1.50— 10.24
Granted	0	0.00		0.00
Exercised	(29,050)	1.72		1.50—2.50
Forfeited	(17,125)	3.41		2.51—5.48

Options outstanding June 30, 2010	393,624	5.19		1.50—10.24
Granted	0	0.00		0.00
Exercised	(40,500)	1.59		2.65—1.50
Forfeited	(178,875)	5.41		2.50—5.86

Options outstanding June 30, 2011	174,249	$5.80		2.50—9.63
Granted	250,000	1.97		1.67—2.09
Exercised	0	0.00		0.00
Forfeited	(23,750)	2.67		2.50—3.00

Options outstanding June 30, 2012	400,499	$2.62		$1.67—$9.63

Options exercisable June 30, 2010	348,285	$5.26		$1.50—$9.63

Options exercisable June 30, 2011	168,909	$5.91		$2.50—$9.63

Options exercisable June 30, 2012	220,498	$4.75		$1.67—$9.63

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of each option granted during the year ended June 30, 2012 was $2.09. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2012: estimated volatility of 76%; risk-free interest rate of 1.34%; dividend yield of 0%; and an expected life of 6 years. The historical volatility is used to calculate the estimated volatility. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2012, 2011, and 2010, the Company recognized $92, $6 and $41, respectively, of compensation expense for share options issued. As of June 30, 2012, there was $128 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal years ended June 30, 2013, 2014 and 2015.

Information with respect to stock options outstanding and exercisable at June 30, 2012 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.67	70,000	8.03	70,000
$ 2.09	180,000	7.16	0
$ 2.51	10,000	6.23	9,999
$ 2.65	3,000	0.19	3,000
$ 2.90	37,500	1.44	37,500
$ 6.55	33,000	4.88	33,000
$ 8.00	33,999	5.24	33,999
$ 9.63	33,000	3.36	33,000

	400,499	6.04	220,498

No options were exercised during the year ended June 30, 2012. The total intrinsic value of options exercised during the years ended June 30, 2011 and 2010 were $1, and $16, respectively. As of June 30, 2012 and 2011, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively, for both years.

Private Placement of Shares—In the first quarter of fiscal 2012, the Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the shares over the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500.

On July 28, 2011, SunLink announced the sale of approximately 1,329,000 common shares at approximately $1.90 per share. Such shares were sold to certain of the Company’s officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Credit Facility Term Loan. A special committee of the Company’s Board of Directors comprised of non-participating disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company. No additional shares were sold pursuant to the private placement.

Shareholder Rights Plan—On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income (Loss)—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumluated Other Comprehensive Loss
June 30, 2009	$(46)	$(291)	$(337)
Current period change	46	(10)	36

June 30, 2010	0	(301)	(301)
Current period change	0	23	23

June 30, 2011	0	(278)	(278)
Current period change	0	(219)	(219)

June 30, 2012	$0	$(497)	$(497)

12.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2012	2011	2010
Current	$242	$(834)	$917
Deferred	616	(7,775)	(1,495)

Total income tax expense (benefit)	$858	$(8,609)	$(578)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2012	2011
Net operating loss carryforward	$5,624	$3,004
Depreciation expense	(3,385)	(3,954)
Allowances for receivables	3,217	3,727
EHR Deferred gain	13	3,260
Accrued expenses	2,675	2,904
Intangible assets	4,273	4,879
Pension liabilities	208	42
Other	485	(152)

	13,110	13,710
Less valuation allowance	(2,045)	(2,078)

Net deferred income tax assets	$11,065	$11,632

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	2012	2011	2010
Income tax at Federal statutory rate	$514	$(8,212)	$(391)
Changes in valuation allowance—continuing operations	(33)	588	(86)
U.S. state income taxes, net of federal benefit	(9)	(1,046)	(319)
Share option expense	31	2	13
Amortization	316	9	9
Other	39	50	196

Total income tax expense (benefit)—continuing operations	$858	$(8,609)	$(578)

The Company provided a $2,045 deferred tax valuation allowance as of June 30, 2012 so that the net deferred income tax assets were $11,065 as of June 30, 2012. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ended June 30, 2012 resulted from reserving for certain state net operating loss carryforwards that were not reserved for in prior periods. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $2,078 deferred tax valuation allowance as of June 30, 2011 so that the net deferred tax assets were $11,632 as June 30, 2011. The net operating loss carryforwards expire in 2023.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. The company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits was a liability of $19 as of June 30, 2012.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, included interest and penalties from July 1, 2009 through June 30, 2012 is presented below:

Balance at July 1, 2009	$66
Additions based on tax positions related to current year	35
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	(30)
Settlements	0

Balance at June 30, 2010	71
Additions based on tax positions related to current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	(34)
Settlements	0

Balance at June 30, 2011	37
Additions based on tax positions related to current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	(18)
Settlements	0

Balance at June 30, 2012	$19

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFITS

Defined Benefit Plans—No defined benefit plan is maintained for employees of either the Healthcare Facilities Segment or the Specialty Pharmacy Segment. Prior to 1997, SunLink had maintained defined benefit retirement plans covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Since the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense has been classified as an expense of discontinued operations.

At June 30, 2012, the plan’s assets were invested 80% in cash and short term investments, 10% in equity investments and 10% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $65, $80, $68, $72, and $75 in pension benefits in the years ending June 30, 2013 though 2017, respectively. The plan expects to pay $78 in pension benefits for the years June 30, 2018 through 2022, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made no contributions to the plan for the year ended June 30, 2012.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	Years Ended June 30,
	2012	2011	2010
Service cost	$0	$0	$0
Interest cost	74	73	72
Expected return on assets	(41)	(43)	(45)
Amortization of prior service cost	55	53	44

Net pension expense	$88	$83	$71

Weighted-average assumptions:
Discount rate	6.50%	6.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,157	$1,159
Interest cost	73	74
Actuarial (gain) loss	350	(13)
Benefits paid	(44)	(63)

Benefit obligation at end of year	$1,536	$1,157

Change in Plan Assets
Fair value of plan asset at beginning of year	$1,045	$1,093
Actual return on plan assets	(16)	15
Benefits paid	(44)	(63)

Fair value of plan asset at end of year	$985	$1,045

Funded status of the plans	(551)	(111)
Unrecognized actuarial loss	798	446

Prepaid benefit cost	$247	$335

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	(551)	(111)
Accumulated other comprehensive income*	798	446

Net amount recognized	$247	$335

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2012, 2011 and 2010. Plan expenses for the defined contribution plan were $0 for the years ended June 30, 2012, 2011 and 2010, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 14 years. Rent expense was $2,775, $2,903, and $2,691, for the years ended June 30, 2012, 2011 and 2010, respectively. Minimum lease commitments as of June 30, 2012 are as follows:

Fiscal year ending June 30:
2013	$3,031
2014	905
2015	641
2016	477
2017	300
2018 and therafter	467

$5,821

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Physician Guarantees—At June 30, 2012, SunLink had guarantee agreements with three physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at June 30, 2012 is a liability of $197 for one physician guarantee. SunLink expensed $375, $278, and $458, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Noncancelable commitments under these contracts as of June 30, 2012 are as follows:

Fiscal year ending June 30:
2013	$91
2014	91
2015	15

$197

Litigation—On December 7, 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages.

In January 2008, Defendants filed motions to strike, motions to dismiss, answers, affirmative defenses, and a counterclaim against SHC-Ellijay. On March 3, 2009, SHC-Ellijay filed a First Amended and Restated Complaint for Damages, which effectively dropped the cause of action for specific performance of the Option Agreement. On May 7, 2009, Mr. Garrett and Ms. Mundy served a motion for summary judgment on all counts and causes of action stated in the First Amended Complaint. The court has postponed consideration of the defendants’ motion for summary judgment and SHC-Ellijay’s response thereto until after a discovery dispute between the parties was resolved. After further motions and argument, the parties eventually completed discovery.

On May 12, 2011, SHC-Ellijay filed a motion for partial summary judgment as to Defendants’ liability for breaches of contract and for summary judgment denying Defendants’ counterclaims. On June 10, 2011, Defendants filed a response in opposition to SHC-Ellijay’s motion and a cross motion for summary judgment. On July 27, 2011, SHC-Ellijay filed a reply brief in further support of its motion for partial summary judgment on the complaint and full summary judgment on the Defendants’ counterclaims and brief in opposition to Defendants’ cross motion for summary judgment.

On April 11, 2012, the Court entered an Order granting SHC-Ellijay’s motion for partial summary judgment and denying Defendants’ motions for summary judgment. On or about April 23, 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. Defendants filed their Brief of Appellants on July 30, 2012. SHC-Ellijay filed its Brief of Appellee on August 21, 2012. The case remains pending before the Georgia Court of Appeals.

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants complaint and to vigorously pursue its claims against the Defendants. While

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

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

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,092, $896, and $596 to these law firms in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Included in the Company’s consolidated balance sheet at June 30, 2012 and 2011 is $644 and $205, respectively, of amounts payable to these law firms.

16.	FINANCIAL INFORMATION BY SEGMENTS

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

2012	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$108,575	$38,099	$0	$146,674
Operating profit (loss)	10,831	457	(5,380)	5,908
Depreciation and amortization	3,316	815	546	4,677
Assets	51,487	11,652	16,033	79,172
Expenditures for property, plant and equipment	1,047	455	87	1,589

2011
Net Revenues from external customers	$114,460	$39,920	$0	$154,380
Operating profit (loss)	3,362	(14,463)	(5,496)	(16,597)
Depreciation and amortization	3,675	1,562	460	5,697
Assets	56,217	11,525	24,088	91,830
Expenditures for property, plant and equipment	801	751	794	2,347

2010
Net Revenues from external customers	$123,360	$42,962	$0	$166,322
Operating profit (loss)	8,395	(421)	(5,517)	2,457
Depreciation and amortization	4,040	1,636	448	6,124
Assets	60,419	25,195	12,876	98,490
Expenditures for property, plant and equipment	1,441	718	150	2,309

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.   EARNINGS PER SHARE

(Share	Amounts in Thousands)

	Years Ended June 30,
	2012		2011		2010
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
Earnings (loss) from continuing operations	$652		$(15,416)		$(422)

Basic:
Weighted-average shares outstanding	9,350	$0.07	8,094	$(1.90)	8,052	$(0.05)

Diluted:
Weighted-average shares outstanding	9,350	$0.07	8,094	$(1.90)	8,052	$(0.05)

Earnings (loss) from discontinued operations	$429		$(687)		$524

Basic:
Weighted-average shares outstanding	9,350	$0.05	8,094	$(0.08)	8,052	$0.07

Diluted:
Weighted-average shares outstanding	9,350	$0.05	8,094	$(0.08)	8,052	$0.07

Net Earnings (loss)	$1,081		$(16,103)		$102

Basic:
Weighted-average shares outstanding	9,350	$0.12	8,094	$(1.99)	8,052	$0.01

Diluted:
Weighted-average shares outstanding	9,350	$0.12	8,094	$(1.99)	8,052	$0.01

Weighted-average number of shares outstanding—basic	9,350		8,094		8,052

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0		0

Weighted-average number of shares outstanding—diluted	9,350		8,094		8,052

Share options of 0, 174 and 321 for the years ended June 30, 2012, 2011 and 2010, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(All amounts in thousands, except per share amount)

The following selected quarterly data for the years ended June 30, 2012 and 2011, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2012	$34,635	$39,484	$37,038	$35,517
	Year Ended June 30, 2011	34,667	42,376	40,541	36,796

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2012	4,213	(1,217)	(1,093)	(1,251)
	Year Ended June 30, 2011	(10,708)	(568)	(2,089)	(2,051)

NET EARNINGS (LOSS)	Year Ended June 30, 2012	5,114	(1,544)	(934)	(1,555)
	Year Ended June 30, 2011	(11,255)	(314)	(1,766)	(2,768)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2012	0.45	(0.13)	(0.12)	(0.15)
	Year Ended June 30, 2011	(1.32)	(0.07)	(0.26)	(0.25)
Diluted	Year Ended June 30, 2012	0.45	(0.13)	(0.12)	(0.15)
	Year Ended June 30, 2011	(1.32)	(0.07)	(0.26)	(0.25)
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2012	0.54	(0.16)	(0.10)	(0.18)
	Year Ended June 30, 2011	(1.39)	(0.04)	(0.22)	(0.34)
Diluted	Year Ended June 30, 2012	0.54	(0.16)	(0.10)	(0.18)
	Year Ended June 30, 2011	$(1.39)	$(0.04)	$(0.22)	$(0.34)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2012	9,448	9,448	9,448	8,581
	Year Ended June 30, 2011	8,119	8,095	8,082	8,081
Diluted	Year Ended June 30, 2012	9,448	9,448	9,448	8,581
	Year Ended June 30, 2011	8,119	8,095	8,082	8,081