Form 10-Q
period 2012-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2012-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of Common Shares, without par value, outstanding as of November 14, 2012 was 9,446,040.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012 (unaudited)	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$500	$2,057
Cash in escrow	850	0
Receivables - net	14,334	13,228
Inventory	3,950	3,884
Income tax receivable	239	198
Deferred income tax asset	5,622	5,174
Prepaid expense and other	3,691	4,231
Net current assets held for sale	318	1,846

Total current assets	29,504	30,618

Property, plant and equipment, at cost	60,412	63,856
Less accumulated depreciation	31,455	33,774

Property, plant and equipment - net	28,957	30,082

Noncurrent Assets:
Intangible assets - net	3,284	3,320
Goodwill	461	461
Deferred income tax asset	5,527	5,891
Other noncurrent assets	1,587	894
Net noncurrent assets held for sale	772	7,906

Total noncurrent assets	11,631	18,472

TOTAL ASSETS	$70,092	$79,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,106	$6,934
Revolving advances	4,931	5,931
Current maturities of long-term debt	1,238	9,050
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,286	4,584
Due to third party payors	612	0
Other accrued expenses	3,016	2,566
Current liabilities held for sale	404	2,449

Total current liabilities	21,893	31,814

Long-Term Liabilities
Long-term debt	13,820	11,588
Subordinated long-term debt	2,152	2,152
Noncurrent liability for professional liability risks	3,432	3,191
Other noncurrent liabilities	907	907
Noncurrent liabilities held for sale	0	229

Total long-term liabilities	20,311	18,067

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,446 shares at September 30, 2012 and 9,447 shares at June 30, 2012	4,723	4,724
Additional paid-in capital	13,543	13,521
Retained earnings	10,119	11,543
Accumulated other comprehensive loss	(497)	(497)

Total Shareholders’ Equity	27,888	29,291

Total Liabilities and Shareholders’ Equity	$70,092	$79,172

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Operating revenues (net of contractual allowances)	$29,172	$29,556
Less provision for bad debts of Healthcare Facilities Segment	3,482	3,379

Net revenues	25,690	26,177

Costs and Expenses
Cost of goods sold	4,237	4,934
Salaries, wages and benefits	13,221	13,133
Provision for bad debts of Specialty Pharmacy Segment	80	270
Supplies	2,263	2,191
Purchased services	1,956	2,065
Other operating expenses	4,105	4,076
Rent and lease expense	546	577
Impairment of property, plant and equipment	789	0
Depreciation and amortization	984	1,099
Medicaid Electronic Health Records incentive payments	0	(659)

Operating loss	(2,491)	(1,509)

Other Income (Expense):
Interest expense	(559)	(1,303)
Interest income	0	2

Loss from Continuing Operations before income taxes	(3,050)	(2,810)

Income Tax Benefit	(1,428)	(1,067)

Loss from Continuing Operations	(1,622)	(1,743)

Earnings from Discontinued Operations, net of taxes	198	188

Net Loss	(1,424)	(1,555)
Other comprehensive income	0	0

Comprehensive loss	$(1,424)	$(1,555)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.17)	$(0.20)

Diluted	$(0.17)	$(0.20)

Discontinued Operations:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Net Loss:
Basic	$(0.15)	$(0.18)

Diluted	$(0.15)	$(0.18)

Weighted-Average Common Shares Outstanding:
Basic	9,446	8,581

Diluted	9,446	8,581

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Net Cash Used in Operating Activities	$(1,742)	$(1,347)

Cash Flows from Investing Activities:

Proceeds from sale of Memorial	8,350	0
Expenditures for property, plant and equipment - continuing operations	(718)	(230)
Expenditures for property, plant and equipment - discontinued operations	(17)	(44)

Net Cash Provided by (Used in) Investing Activities	7,615	(274)

Cash Flows from Financing Activities:
Revolving advances - net	(1,000)	900
Proceeds of long-term debt	9,975	0
Payments on long-term debt	(15,555)	(8,466)
Net proceeds from issuance of common shares	0	2,345

Net Cash Used in Financing Activities	(6,580)	(5,221)

Net decrease in Cash and Cash Equivalents	(707)	(6,842)

Cash and Cash Equivalents Beginning of Period	2,057	7,250

Cash and Cash Equivalents End of Period	$1,350	$408

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$664	$333

Income taxes	$68	$(27)

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - continuing operations	$0	$0
Assets acquired under capital lease obligation - discontinued operations	0	316

	$0	$316

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2012 and for the three month periods ended September 30, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2012 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 20, 2012. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc. subsidiaries provide healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of the ownership of subsidiaries which operate in two business segments:

•	Healthcare Facilities, which consist of

•	Our four community hospitals which have a total of 232 licensed beds;

•	Our three nursing homes, which have a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	Our one home health agency, which operates in connection with a corresponding SunLink community hospital; and

•	One hospital facility and related equipment which is leased to a third party hospital operator. The third party hospital operator has the option to buy the hospital facility and equipment.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, including the selective disposal of underperforming and non-strategic subsidiary facilities.

Note 3. – Subsequent Events

On October 26, 2012, the Company and its Dexter Hospital, LLC (“Dexter”) subsidiary entered into an Asset Purchase Agreement (“Agreement”) with Southeast Missouri Hospital Association (“SoutheastHEALTH”) to sell substantially all of the assets of Dexter to SoutheastHEALTH. The assets of Dexter consist of a leased 50-bed acute-care hospital and related clinics, equipment and home health services in Dexter, Missouri. The transaction is expected to close by December 31, 2012 (“closing date”). It is anticipated that SunLink’s subsidiary, Dexter Hospital, LLC, will manage the hospital for SoutheastHEALTH during a transition period after the closing date through June 30, 2013. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, is expected to result in net proceeds of approximately $7,400 and an after-tax gain from discontinued operations of approximately $5,000. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of September 30, 2012 and June 30, 2012 and for the three month periods ended September 30, 2012 and 2011.

On November 6, 2012, SunLink Healthcare Professional Property, LLC, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to North Georgia Medical Center (“North Georgia”), another subsidiary of the Company, located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5%. The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by another subsidiary of the Company to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company’s MedCare South, LLC subsidiary (f/k/a SunLink Healthcare, LLC) and the Company.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2012	2011
Net Revenues:
Dexter	$4,829	$5,061
Memorial	0	3,610

	$4,829	$8,671

Earnings (loss) before income taxes:
Dexter	$432	$791
Memorial	(21)	(463)
Life sciences and engineering	(34)	(22)

Earnings (loss) before income taxes	377	306

Gain on Sale - Memorial	1,191	0
Income tax expense	1,370	118

Earnings from discontinued operations	$198	$188

Dexter Hospital - On October 26, 2012, the Company and its Dexter subsidiary entered into an Agreement with SoutheastHEALTH to sell substantially all of the assets of Dexter to SoutheastHEALTH (see Note 3 – Subsequent Events). Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of September 30, 2012 and June 30, 2012 and for the three month periods ended September 30, 2012 and 2011.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Excluded assets include accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of September 30, 2012 and June 30, 2012 and for the three month periods ended September 30, 2012 and 2011.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2012 and 2011. The components of pension expense for the three months ended September 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended
	September 30,
	2012	2011
Interest Cost	$17	$18
Expected return on assets	(10)	(10)
Amortization of prior service cost	27	14

Net pension expense	$34	$22

SunLink did not contribute to the plan in the three months ended September 30, 2012. We expect to make contributions of $80 to the plan through the end of the fiscal year ending June 30, 2013.

Note 5. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2012 and 2011, the Company recognized $28 and $5, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 120,000 and 180,000 share options granted under the 2005 Equity Incentive Plan during the three months ended September 30, 2012 and 2011, respectively. There were 140,000 share options granted under the 2011 Director’s Stock Option Plan during the three months ended September 30, 2012.

Private Placement of Shares

In the first quarter of fiscal 2012, the Company’s Board of Directors authorized the private placement before August 31, 2011 of a total of up to 3,800,000 of the Company’s common shares at a price equal to the average closing price for the shares over the prior ten trading days (on which the Company’s shares traded) with a minimum placement of $2,500.

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

Note 6. – Revenue Recognition and Accounts Receivables

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

The Company’s revenues before provision for doubtful accounts by payor were as follows for the three months ended September 30, 2012:

	Three Months Ended
	September 30,
	2012	2011
Healthcare Facilities Segment:
Medicare	$9,375	$8,817
Medicaid	2,839	2,863
Self-pay	3,677	3,497
Managed Care Insurance & Other	6,495	6,513
Other	37	111

Revenues before provision for doubtful accounts	22,423	21,801
Provision for doubtful accounts	(3,482)	(3,379)

Healthcare Facilities Segment Net Revenues	18,941	18,422
Specialty Pharmacy Segment Net Revenues	6,749	7,755

Total Net Revenues	$25,690	$26,177

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	September 30, 2012	June 30, 2012
Accounts receivable (net of contractual allowances)	$24,532	$22,349
Less allowance for doubtful accounts	(10,198)	(9,121)

Receivables - net	$14,334	$13,228

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three months ended September 30, 2012:

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Balance at July 1, 2012	$8,714	$407	$9,121
Additions recognized as a reduction to revenues	3,482	80	3,562
Accounts written off, net of recoveries	(2,359)	(126)	(2,485)

Balance at September 30, 2012	$9,837	$361	$10,198

Net revenues included increases of $149 and $0 for the three months ended September 30, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s four operating hospitals and Memorial and Dexter (see Note 4. – Discontinued Operations) and its formerly owned operations of Chilton Medical Center (“Chilton”) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2011. Incentive payments for all four operating hospital subsidiaries and Memorial, Dexter and Chilton totaling $8,521 were received during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, the hospitals recorded the $8,521 as deferred gain as of June 30, 2011. This deferred gain was recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 was known. Based on revised estimates using June 30, 2012 information, a receivable of $103 was recorded as of September 30, 2012 and June 30, 2012. This amount will be collected upon final settlement of cost reports for fiscal year 2012. SunLink’s hospital subsidiary in Mississippi successfully attested for the Medicaid EHR program in the quarter ended June 30, 2011. SunLink’s one Missouri hospital, two Georgia hospitals and Memorial, Dexter and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ended September 30, 2011 and recognized EHR incentive payments in the fiscal year ended June 30, 2012. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospital subsidiaries and Dexter, Memorial and Chilton during the fiscal year ended June 30, 2012 totaling $2,080.

Note 8. - Goodwill and Intangible Assets

SunLink’s subsidiaries have goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	September 30, 2012	June 30, 2012
Healthcare Facilities Segment
Certficates of Need	$80	$80
Accumulated Amortization	(24)	(23)

	56	57

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(630)	(595)

	3,228	3,263

Total	$3,284	$3,320

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $43 for the three months ended September 30, 2012 and 2011, respectively.

Goodwill consists of the following:

	September 30, 2012	June 30, 2012
Specialty Pharmacy Segment	$461	$461

Note 9. – Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility and related equipment in Clanton, Alabama, which it leases to a third party hospital operator. The lessee/operator holds the Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend operating license of the lease/operator and for the cessation of all operations in an orderly manner due to the lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority. The lease/operator’s license will remain effective, although suspended, until December 21, 2012 to allow another person or entity to submit an application for licensure to operate the hospital. CAMA is evaluating its legal alternatives under the hospital facility lease and related documents and marketing the facility to other potential operators.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets may not be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the three months ended September 30, 2012.

As the property, plant and equipment is currently not in use due the lease/operator’s suspended operating license, the plant, property and equipment of CAMA is considered temporarily idle as of September 30, 2012. Temporarily idle assets included in the balances of property, plant and equipment in the condensed consolidated balance sheet are comprised of the following (after the impairment charge):

September 30,
2012
Property, plant and equipment, at cost	$3,086
Less accumulated depreciation	1,430

Property, plant and equipment - net	$1,656

Note 10. – Long-Term Debt and Revolving Line of Credit

Long-term debt consisted of the following:

	September 30,	June 30,
	2012	2012
Term Loan	$648	$16,086
Trace RDA Loan	9,892	0
Callaway RDA Loan	4,362	4,376
Capital lease obligations	156	176

Total	15,058	20,638
Less current maturities	(1,238)	(9,050)

	$13,820	$11,588

Senior Credit Facility— On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended by eight modification agreements as a result of which the Revolving Loan commitment has been reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility is January 1, 2013. At September 30, 2012, the Revolving Loan balance was $4,931 with an interest rate at LIBOR plus 9.375% (12.125% at September 30, 2012) and the Term Loan had an outstanding balance of $648 with an interest rate at LIBOR plus 11.32% (14.07% at September 30, 2012). In the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable. Interest rates for the Revolving Loan and Term Loan were as follows:

	Interest Rate
Dates	Term Loan	Revolver
July 1, 2011 - July 15, 2011	14.82%	13.25%
July 16, 2011 - July 28, 2011	15.82%	14.25%
July 29, 2011 - September 30, 2011	13.57%	11.625%
October 1, 2011 - December 31, 2011	13.82%	11.875%
January 1, 2012 - September 30, 2012	14.07%	12.125%

Financing costs and expenses related to the Credit Facility of $2,700 are being amortized over the modified life of the Credit Facility. Accumulated amortization and amortization expense was approximately $2,606 and $84, respectively, as of and for the three months ended September 30, 2012 and $2,364 and $42 as of and for the three months ended September 30, 2011. The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated domestic subsidiaries, including a pledge of all of the equity interests in such subsidiaries (except for Callaway Community Hospital (“Callaway”) and Trace Regional Hospital (“Trace”) which are both a second lien on the real and personal property).

The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink and its subsidiaries to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility. We believe that the Company and its subsidiaries should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through January 2013, but there is no assurance that the Company and its subsidiaries will be able to do so. We are actively seeking options to refinance the Credit Facility by its termination date and also provide financing for the Company’s liquidity needs. We believe we will be able to refinance the Credit Facility or repay the balance of the Senior Credit Facility from internally available cash. In addition, we have announced an agreement to sell substantially all of the assets of our Dexter subsidiary which we expect to result in net proceeds of approximately $7,400. This asset sale is expected to close by December 31, 2012 and the proceeds are to be used to repay any outstanding balances under the Credit Agreement by the January 1, 2013 facility termination date and provide additional liquidity. If the Company and its subsidiaries fail to remain in compliance with the Credit Facility as modified, they would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the credit facility.

Callaway RDA Loan - SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of September 30, 2012, $388 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds are being used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan - On July 11, 2012, SunLink, SunLink Healthcare, LLC (“SHL”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan were unconditionally guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6%. The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the Credit Facility. Approximately $850 of the Trace RDA Loan proceeds are being used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. The unused portion of the loan proceeds is held in escrow and included on the balance sheet at September 30, 2012 as cash in escrow. The Trace RDA Loan contains covenants which it believes are customary to similar loan agreements as well as certain financial covenants with respect to SHCH’s ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement.

Note 11. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	September 30,	June 30,
	2012	2012
Carmichael’s	$2,452	$2,452
Less current maturities	(300)	(300)

	$2,152	$2,152

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2011, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company. The note and the guarantee are subordinate to the Credit Facility.

Under the terms of the Credit Facility (see Note 10 – Long-Term Debt and Revolving Line of Credit), if SunLink is in violation of certain terms and conditions of such facility, the Company cannot make principal payments due under the Carmichael Purchase Note without permission of the agent for the lenders of the Credit Facility.

Note 12. – Income Taxes

Income tax benefit of $1,428 ($1,559 federal tax benefit and $131 state tax expense) and $1,067 ($960 federal tax benefit and $107 state tax benefit) was recorded for the three months ended September 30, 2012 and 2011, respectively.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $5,900 at September 30, 2012. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $11,149. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits was a liability of $17 as of September 30, 2012.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, included interest and penalties from July 1, 2010 through September 30, 2012 is presented below:

Balance at July 1, 2010	$71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reduction for tax positions of prior years	(18)

Balance at June 30, 2012	19
Reduction for tax positions of prior years	(2)

Balance at September 30, 2012	$17

Note 13. – Commitments and Contingencies

Legal Proceedings

In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. On or about April 23, 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. Defendants filed their Brief of Appellants on July 30, 2012. SHC-Ellijay filed its Brief of Appellee on August 21, 2012. Defendants filed their Reply Brief on September 10, 2012. The case remains pending before the Georgia Court of Appeals. A ruling is expected by March 31, 2013.

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants and to vigorously pursue its claims against the Defendants. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation will not have a material adverse effect on SunLink’s financial condition or results of operations.

SunLink and its subsidiaries are a party to claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Non-cancellable Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,238	$300	$1,318	$63	$846	$184
2 years	568	300	641	59	789	160
3 years	585	1,852	388	0	754	74
4 years	620	0	156	0	719	0
5+ years	12,047	0	43	0	5,475	0

	$15,058	$2,452	$2,546	$122	$8,583	$418

At September 30, 2012, SunLink subsidiaries had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s condensed consolidated balance sheet at September 30, 2012 is a liability of $122 for one physician guarantee. SunLink expensed $31 and $57 on physician guarantees and recruiting for the three months ended September 30, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2012.

Note 14. - Related Party Transactions

A director of the Company and our company secretary (and director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $213 and $255 for legal services to these law firms in the three months ended September 30, 2012 and 2011, respectively. Included in the Company’s condensed consolidated balance sheet at September 30, 2012 and June 30, 2012 is $385 and $644, respectively, of amounts payable to these law firms.

Note 15. - Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended September 30, 2012 and 2011 is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended September 30, 2012
Net revenues from external customers	$18,941	$6,749	$0	$25,690
Operating loss	(1,327)	(100)	(1,064)	(2,491)
Depreciation and amortization	680	165	139	984
Assets	44,899	10,627	14,566	70,092
Expenditures for property, plant and equipment	584	126	8	718

Three months ended September 30, 2011
Net revenues from external customers	$18,422	$7,755	$0	$26,177
Operating loss	(1)	(276)	(1,232)	(1,509)
Depreciation and amortization	736	228	135	1,099
Assets	54,859	11,633	14,941	81,433
Expenditures for property, plant and equipment	85	113	18	216

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

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	increases in interest rates under our indebtedness;

•	the inability to refinance existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	increases in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	increases in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of, or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Corporate Business Strategy

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, including the selective disposal of underperforming and non-strategic subsidiary facilities.

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

We believe there may be renewed opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other for-profit and not-for-profit hospital operators seek to re-align the focus of their portfolios.

We also consider the disposition of one or more of our healthcare facilities, Specialty Pharmacy Segment service lines or business segments, if we determine that the operating results or potential growth of such facility, service line or segment no longer meet our business objectives.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2012 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Valuation of goodwill, intangible and long-lived assets;

•	Professional and general liability claims; and

•	Accounting for income taxes; and

•	Electronic Health Record incentives.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	Three Months Ended September 30,
	2012	2011	% Change
Net Revenues—Healthcare Facilities	$18,941	$18,422	2.8%
Net Revenues—Specialty Pharmacy	6,749	7,755	-13.0%

Total Net Revenues	25,690	26,177	-1.9%
Costs and expenses	(27,392)	(28,345)	-3.4%
Impairment of property, plant and equipment	(789)	0	N/A
Electronic health records incentives	0	659	-100.0%

Operating loss	(2,491)	(1,509)	-65.1%
Interest expense	(559)	(1,303)	-57.1%
Interest income	—	2	-100.0%

Loss from continuing operations before income taxes	$(3,050)	$(2,810)	-8.5%

Healthcare Facilities Segment:
Admissions	879	924	-5%
Equivalent admissions	3,158	3,231	-2%
Surgeries	469	496	-5%
Revenue per equivalent admission	$5,987	$5,699	5%

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

Healthcare Facilities Segment

Net revenues for the three months ended September 30, 2012 were $18,941 with a total of 3,158 equivalent admissions and revenue per equivalent admission of $5,987 compared to net revenues of $18,422 with a total of 3,231 equivalent admissions and revenue per equivalent admission of $5,699 for the quarter ended September 30, 2011.

The following table sets forth the percentage of patient revenues before bad debts from major payor sources for the Company’s four hospitals (exclusive of the hospital operated by our Dexter Hospital, LLC subsidiary which is under contract to be sold) during the periods indicated:

	Three Months Ended September 30,
	2012	2011
Source:
Medicare	41.7%	40.6%
Medicaid	12.7%	13.2%
Self-pay	16.5%	16.2%
Managed Care Insurance & Other	29.1%	30.0%

	100.0%	100.0%

As a percentage of net revenue, Medicare increased in the three months ended September 30, 2012 compared to the prior year period as a result of increased Medicare admissions and the opening of two Geriatric Psychiatry Units (“GPUs”) in July 2012. These two new GPUs had net Medicare revenue of $814 for the three months ended September 30, 2012. Medicare net revenue increased to $9,375 for the three months ended September 30, 2012 from $8,817 for the three months ended September 30, 2011. Medicaid as a percentage of net revenue decreased slightly due to decreased nursing home reimbursement. Medicaid revenue decreased from $2,863 for the three months end September 30, 2011 to $2,839 for the three months ended September 30, 2012. Managed care and other revenue decreased from $6,513 for the three months ended September 30, 2011 to $6,495 for the three months ended September 30, 2012. Self-pay revenue as a percentage of net patient revenue increased slightly for the three months ended September 30, 2012 due to an increase in emergency room visits compared to the prior year period. Self-pay revenue increased from $3,497 in the three months ended September 30, 2011 to $3,667 for the three months ended September 30, 2012.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended September 30, 2012 was $6,749, a decrease of $1,006, or 12.9%, from $7,775 for the three months ended September 30, 2011. The decrease was largely due to the loss of certain institutional direct-servicing and management contracts, a decrease in the sale of a seasonal infusion therapy drug and reduced reimbursement resulting from the implementation of Louisiana Medicaid managed care.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $19,492 and $18,423 for the three months ended September 30, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2012	2011
Salaries, wages and benefits	57.8%	57.7%
Supplies	11.7%	11.6%
Purchased services	8.7%	9.4%
EHR incentive payments	0.0%	-2.6%
Other operating expenses	18.7%	18.2%
Rent and lease expense	2.3%	2.6%
Depreciation and amortization expense	3.6%	3.9%

Purchased services as a percentage of net revenue decreased from the comparable prior year period due to previously outsourced services being performed by employees.

EHR incentive payments as a percent of net revenue is a negative 2.6% for the three months ended September 30, 2011. This is related to the $659 of Medicaid EHR incentive payments recognized in the three months ended September 30, 2011. There were no Medicaid EHR incentive payments recognized in the three months ended September 30, 2012.

Other operating expenses as a percentage of net revenue increased from the comparable prior period due to an increase in insurance expense resulting from professional and general liability claims incurred in the three months ended September 30, 2012.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $6,849 and $8,031 for the three months ended September 30, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2012	2011
Cost of goods sold	62.8%	63.6%
Salaries, wages and benefits	24.4%	22.9%
Provision for bad debts	1.2%	3.5%
Supplies	0.7%	0.7%
Purchased services	4.7%	4.2%
Other operating expenses	4.0%	4.6%
Rent and lease expense	1.1%	1.0%
Depreciation and amortization expense	2.4%	2.9%

Cost of goods sold as a percent of net revenues decreased in the three months ended September 30, 2012 as compared to the comparable period of the prior year due the current period’s decreases in sales of certain infusion therapy products, which have a higher cost of sales as a percentage of net revenues, favorable purchasing contracts negotiations, and improved margins for the institutional pharmacy business.

Salaries, wages and benefits decreased in total in the three months ended September 30, 2012 as compared to the comparable period of the prior year due to cost-cutting measures. However, salaries, wages and benefits as a percent of net revenues increased in the three months ended September 30, 2012 as compared to the comparable period of the prior year due to decreased net revenues in the current period.

Provision for bad debts as a percent of net revenues decreased in the three months ended September 30, 2012 as compared to the comparable period of the prior year due primarily to the implementation of additional business office and intake policies and procedures.

Purchased services decreased in total in the three months ended September 30, 2012 as compared to the comparable period of the prior year due to cost-cutting measures. However, purchased services as a percent of net revenues increased in the three months ended September 30, 2012 as compared to the comparable period of the prior year due to decreased net revenues in the current period.

Other operating expenses as a percent of net revenues decreased in the three months ended September 30, 2012 as compared to the comparable period of the prior year due to a favorable insurance trend and cost-cutting measures.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility and related equipment in Clanton, Alabama, which it leases to a third party hospital operator. The lessee/operator holds the Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend operating license of the lease/operator and for the cessation of all operations in an orderly manner due to the lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority. The lease/operator’s license will remain effective, although suspended, until December 21, 2012 to allow another person or entity to submit an application for licensure to operate the hospital. CAMA is evaluating its legal alternatives under the hospital facility lease and related documents and marketing the facility to other potential operators.

Due to the changes in circumstances regarding CAMA’s owned hospital and equipment in Clanton, Alabama, the carrying amount of these assets may not be fully recoverable. The net realizable value of the hospital facility and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized for the Healthcare Facilities Segment in the three months ended September 30, 2012.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,051 and $1,232 for the three months ended September 30, 2012 and 2011, respectively. Corporate Overhead decreased in the three months ending September 30, 2012 due to decreased legal and consulting expenses in the three months ended September 30, 2012.

Operating Loss

SunLink had an operating loss of $2,491 for the three months ended September 30, 2012 and $1,509 for the three months ended September 30, 2011. The increase in operating loss for the three months ended September 30, 2012 compared to the comparable period in 2011 resulted from the fact that the three months ended September 30, 2011 were favorably affected by the recognition of $659 of EHR incentive payments which were not recurring in the three months ended September 30, 2012 and the impairment charge of $789 related to the Healthcare Facilities Segment for the three months ended September 30, 2012. This increase in operating loss was partially offset by the overall decrease in operating expenses.

Interest Expense

Interest expense was $559 and $1,303 for the three months ended September 30, 2012 and 2011, respectively. Interest expense for the three months ended September 30, 2012 decreased from the same period last year due to lower outstanding debt and a decrease in interest rates. The decrease also resulted from decreased waiver fees partially offset by an increase in non-cash amortization of costs and fees in the current year periods. Non-cash amortization expense of costs and fees were $84 and $42 for the three months ended September 30, 2012 and 2011, respectively. Waiver fees and costs were $0 and $131 for the three months ended September 30, 2012 and 2011, respectively.

Income Taxes

Income tax benefit of $1,428 ($1,559 federal tax benefit and $131 state tax expense) and $1,067 ($960 federal tax benefit and $107 state tax benefit) was recorded for the three months ended September 30, 2012 and 2011, respectively.

SunLink had an estimated consolidated net operating loss carry-forward for federal income tax purposes of approximately $5,900 at September 30, 2012. Use of this net operating loss carry-forward is subject to the limitations of the provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. At September 30, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $11,149. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Loss After Taxes

Loss from continuing operations was $1,622 ($0.17 loss per fully diluted share) for the quarter ended September 30, 2012 compared to $1,743 ($0.20 loss per fully diluted share) for the quarter ended September 30, 2011. The decreased loss for the three months ended September 30, 2012 resulted from decreased interest expense partially offset by increased operating loss as compared to the comparable prior year period.

Earnings from discontinued operations of $198 for the three months ended September 30, 2012 resulted from the Dexter Hospital, LLC (“Dexter”) pre-tax earnings from operation of $432, Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) pre-tax losses from operations of $21 and a gain from the sale of Memorial of $1,191. The earnings from discontinued operations for the three months ended September 30, 2012 also was partially offset by $34 of losses resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended September 30, 2023 was $1,370. Our effective tax rate for discontinued operations during the three months ended September 30, 2012 was 104.1%, which is primarily due to the non-deductibility of approximately $1,600 of the recorded value of the intangible assets sold in the sale of Memorial.

Net loss for the quarter ended September 30, 2012 was $1,424 ($0.15 loss per fully diluted share) compared to net loss of $1,555 ($0.18 loss per fully diluted share) for the quarter ended September 30, 2011.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2012 and 2011, respectively, is shown below.

	Three Months Ended September 30,
	2012	2011
Healthcare Facilities Adjusted EBITDA	$112	$735
Specialty Pharmacy Adjusted EBITDA	80	(46)
Corporate overhead costs	(910)	(1,098)
Taxes and interest expense	(502)	(355)
Other non-cash expenses and net change in operating assets and liabilities	(522)	(583)

Net cash provided by (used in) operations	$(1,742)	$(1,347)

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from continuing operations and availability under the Revolving Loan under our Credit Facility which is discussed below. Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Credit Facility

In April 2008, SunLink entered into a seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility has subsequently been amended such that the termination date for the Credit Facility currently is January 1, 2013 and the maximum Revolving Loan commitment currently is $9,000. At September 30, 2012, SunLink’s calculated net collectible value of eligible accounts receivable was $7,795, the Revolving Loan balance was $4,931 with an interest rate of 12.125%, and the Term Loan balance was $649 with an interest rate at 14.07%. Borrowings under the Credit Facility are at LIBOR plus an applicable interest rate. Under the Credit Facility, LIBOR is defined as the Thirty-Day published rate, not to be less than 2.75%, nor more than 5.50%. The maximum availability of the Revolving Loan is keyed to the calculated net collectible value of eligible accounts receivable.

The Credit Facility is secured by a first priority security interest in substantially all real and personal property of the Company and its consolidated subsidiaries, including a pledge of all of the equity interests in such subsidiaries (except for Callaway Community Hospital (“Callaway”) Trace Regional Hospital (“Trace”) which are both second liens on the real and personal property). The Credit Facility contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SunLink to comply with maximum leverage and minimum fixed charge ratios, maximum capital expenditure amounts, collateral value to loan amount and liquidity and cash flow measures, all as defined in the Credit Facility.

We believe that the Company should be able to continue in compliance with the revised levels of financial covenants and terms in the Credit Facility through January 1, 2013, the facility termination date, but there is no assurance that the Company will be able to do so. We are actively seeking options to refinance the Credit Facility by its termination date and also provide financing for the Company’s liquidity needs. We believe we will be able to refinance the Credit Facility or repay the balance of the Senior Credit Facility from internally available cash. In addition, we have announced an agreement to sell substantially all of the assets of our Dexter subsidiary which we expect to result in net proceeds of approximately $7,400 and an after-tax gain of approximately $5,000. This asset sale is expected to close by December 31, 2012 and the proceeds are to be used to repay any outstanding balances under the Credit Agreement by the January 1, 2013 facility termination date and provide additional liquidity. If we fail to remain in compliance with the Credit Facility as modified, we would cease to have a right to draw on the revolving line of credit facility and the lenders would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding. If SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility decreases, we may be unable to draw on the Revolving Loan.

We also believe our current level of operations will allow us to continue to borrow under the Revolving Loan if we otherwise remain in compliance with all of the current terms and covenants under the Credit Facility. Failure to remain in compliance with all the terms of and covenants under the Credit Facility could have adverse material effects on the Company. In addition, if SunLink or its applicable subsidiaries experience a material adverse change in their business, assets, financial condition, management or operations, or if the value of the collateral securing the Credit Facility substantially decreases, we may be unable to draw on the Revolving Loan. The current remaining availability under the Revolving Loan could be adversely affected by, among other things, the risk, uncertainties and other factors listed in Item 3. – Quantitative and Qualitative Disclosures about Market Risk (“Item 3”), as well as lower earnings due to lower demand for our services by patients, changes in patient mix and changes in terms and levels of government and private reimbursement for services. Cash generated from operations could be adversely affected by, among other things, the risks, uncertainties and other factors listed in Item 3, as well as lower patient demand for our services, higher operating costs (including, but not limited to, salaries, wages and benefits, provisions for bad debts, general liability and other insurance costs, cost of pharmaceutical drugs and other operating expenses) or by changes in terms and levels of government and private reimbursement for services, and the regulatory environment of the community hospital segment.

On July 5, 2012, the Company entered into the Eighth Modification to the Credit Facility. The Eighth Modification contained, among other things, the consent by the lenders under the Credit Facility for the Company’s indirect wholly-owned subsidiary Health Corporation of Houston, Inc. (“SHCH”) to enter into a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. The Eighth Modification also provides for approximately $8,500 of the Trace RDA Loan proceeds be used to refinance a portion of the Company’s senior debt under the Term Loan under the Credit Facility.

Subsequent to the end of the first quarter, on October 31, 2012, the Company entered into the Ninth Modification to the Credit Facility. The Ninth Modification contained, among other things, the consent by the lenders under the Credit Facility for the Company’s indirect wholly-owned subsidiary SunLink Healthcare Professional Property. LLC to enter into a $2,100 Mortgage Loan Agreement dated as of October 31, 2012 (“SHPP RDA Loan”) with a bank. The Ninth Modification also provided for the net proceeds of the SHPP RDA Loan proceeds to be used by another subsidiary of the Company to acquire a medical office building in Ellijay, Georgia and for the sale of the Dexter assets.

RDA Loans

SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement with a bank dated as of March 16, 2012 (the “Callaway RDA Loan”). The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of September 30, 2012, $388 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds are being used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

On July 11, 2012, SunLink, MedCare South, LLC (f/k/a SunLink Healthcare, LLC) (“MedCare”) and SHCH, an indirect wholly-owned subsidiary of the Company, closed on the $9,975 Trace RDA Loan and the $1,000 Trace Working Capital Loan, each dated as of July 5, 2012. SHCH owns and operates Trace in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan were unconditionally guaranteed by the Company and MedCare, a wholly-owned intermediate holding company.

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

Subsequent to the end of the first quarter, on October 31, 2012, SunLink Healthcare Professional Property, LLC entered into and closed on a $2,100 term loan with a bank dated as of October 31, 2012 (the “SHPP RDA Loan”). SHPP owns and leases a medical office building to North Georgia Medical Center (“North Georgia”), another subsidiary of the Company, located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5%. The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by another subsidiary of the Company to acquire a medical office building in Ellijay Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company’s MedCare subsidiary and the Company.

We used $1,742 of cash from operations during the year ended September 30, 2012. Cash used resulted from operating partially offset by non-cash expenses of impairment and depreciation and amortization, and cash generated from discontinued operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at September 30, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Non-cancellable Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$1,238	$300	$1,318	$63	$846	$184
2 years	568	300	641	59	789	160
3 years	585	1,852	388	0	754	74
4 years	620	0	156	0	719	0
5+ years	12,047	0	43	0	5,475	0

	$15,058	$2,452	$2,546	$122	$8,583	$418

At September 30, 2012, SunLink subsidiaries had guarantee agreements with two physicians. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s condensed consolidated balance sheet at September 30, 2012 is a liability of $122 for one physician guarantee. SunLink expensed $31 and $57 on physician guarantees and recruiting for the three months ended September 30, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of September 30, 2012.

At September 30, 2012, we had outstanding long-term debt and subordinated debt of $17,510 of which $648 was incurred under the Term Loan, $4,362 was incurred under the Callaway RDA Loan, $9,892 was incurred under the Trace RDA Loan, $2,452 was incurred under the subordinated Carmichael Notes, and $156 was related to capital leases. Also outstanding at September 30, 2012 was $4,931 under the Revolving Loan.

Discontinued Operations

On October 26, 2012, the Company and its Dexter subsidiary entered into an Asset Purchase Agreement (“Agreement”) by and among Dexter, SunLink and Southeast Missouri Hospital Association (“SoutheastHEALTH”) pursuant to which Dexter agreed to sell substantially all of its assets to SoutheastHEALTH. The assets of Dexter consist of a leased 50-bed acute-care hospital and related clinics, equipment and home health services in Dexter, Missouri. The transaction is expected to close by December 31, 2012 (“closing date”). It is anticipated that Dexter will manage the hospital for SoutheastHEALTH during a transition period after the closing date through June 30, 2013. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, is expected to result in net proceeds of approximately $7,400 and an after-tax gain from discontinued operations of approximately $5,000.

Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2012 and 2011, and as of June 30, 2012.

On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s Credit Facility.

Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2012 and 2011 and as of June 30, 2012.

Related Party Transactions

A director of the Company and our company secretary (and director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $213 and $255 for legal services to these law firms in the three months ended September 30, 2012 and 2011, respectively. Included in the Company’s condensed consolidated balance sheet at September 30, 2012 and June 30, 2012 were $385 and $644, respectively, of amounts payable to these law firms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowing under our Credit Facility. At September 30, 2012, borrowings under the Credit Facility of $648 have been drawn at an interest rate based upon LIBOR plus the applicable margin. A one percent change in the LIBOR rate or the applicable interest rate would result in a change in interest expense of $6 on an annual basis. No action has been taken to mitigate our exposure to interest rate market risk and we are not a party to any interest rate market risk management activities.

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

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceeding previously reported in SunLink’s Annual Report on Form 10-K for the period ended June 30, 2012.

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A-Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

10.29	Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012.

10.30	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2012