Form 10-Q
period 2012-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2013-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of Common Shares, without par value, outstanding as of February 14, 2013 was 9,446,039.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2012 (unaudited)	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,733	$2,057
Cash in escrow	753	0
Receivables - net	14,227	13,228
Inventory	3,922	3,884
Income tax receivable	70	198
Deferred income tax asset	6,705	5,174
Prepaid expense and other	3,870	4,231
EHR incentive reimbursement receivable	577	0
Net current assets held for sale	0	1,846

Total current assets	37,857	30,618

Property, plant and equipment, at cost	62,732	63,856
Less accumulated depreciation	32,345	33,774

Property, plant and equipment - net	30,387	30,082

Noncurrent Assets:
Intangible assets - net	3,248	3,320
Goodwill	461	461
Deferred income tax asset	4,016	5,891
Other noncurrent assets	1,735	894
Net noncurrent assets held for sale	0	7,906

Total noncurrent assets	9,460	18,472

TOTAL ASSETS	$77,704	$79,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,402	$6,934
Revolving advances	0	5,931
Current maturities of long-term debt	9,488	9,050
Current maturities of subordinated long-term debt	300	300
Accrued payroll and related taxes	4,391	4,584
Income taxes payable	2,165	0
Due to third party payors	862	0
Deferred Gain - Medicare EHR incentive reimbursement	5,257	0
Other accrued expenses	2,507	2,566
Current liabilities held for sale	0	2,449

Total current liabilities	33,372	31,814
Long-Term Liabilities
Long-term debt	6,435	11,588
Subordinated long-term debt	2,002	2,152
Noncurrent liability for professional liability risks	3,324	3,191
Other noncurrent liabilities	724	907
Noncurrent liabilities held for sale	0	229

Total long-term liabilities	12,485	18,067

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,446 shares at December 31, 2012 and 9,447 shares at June 30, 2012	4,725	4,724
Additional paid-in capital	13,565	13,521
Retained earnings	14,054	11,543
Accumulated other comprehensive loss	(497)	(497)

Total Shareholders’ Equity	31,847	29,291

Total Liabilities and Shareholders’ Equity	$77,704	$79,172

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Operating revenues (net of contractual allowances)	$30,385	$31,401	$59,557	$60,957
Less provision for bad debts of Healthcare Facilities Segment	2,535	2,376	6,017	5,755

Net revenues	27,850	29,025	53,540	55,202
Costs and Expenses
Cost of goods sold	6,529	7,807	10,766	12,741
Salaries, wages and benefits	13,386	13,219	26,607	26,352
Provision for bad debts of Specialty Pharmacy Segment	177	39	257	309
Supplies	2,437	2,069	4,700	4,260
Purchased services	1,896	1,858	3,852	3,923
Other operating expenses	3,976	4,035	8,081	8,111
Rent and lease expense	458	550	1,004	1,127
Impairment of property, plant and equipment	0	0	789	0
Depreciation and amortization	989	1,120	1,973	2,219
EHR incentive payments	(1,024)	(613)	(1,024)	(1,272)

Operating Loss	(974)	(1,059)	(3,465)	(2,568)

Other Income (Expense):
Interest expense	(647)	(1,031)	(1,206)	(2,334)
Interest income	0	0	0	2

Loss from Continuing Operations before income taxes	(1,621)	(2,090)	(4,671)	(4,900)

Income Tax Benefit	(226)	(693)	(1,654)	(1,760)

Loss from Continuing Operations	(1,395)	(1,397)	(3,017)	(3,140)

Earnings from Discontinued Operations	5,330	462	5,528	650

Net Earnings (loss)	3,935	(935)	2,511	(2,490)
Other comprehensive income	0	0	0	0

Comprehensive income (loss)	$3,935	$(935)	$2,511	$(2,490)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.15)	$(0.15)	$(0.32)	$(0.34)

Diluted	$(0.15)	$(0.15)	$(0.32)	$(0.34)

Discontinued Operations:
Basic	$0.56	$0.05	$0.59	$0.07

Diluted	$0.56	$0.05	$0.59	$0.07

Net Earnings (loss):
Basic	$0.42	$(0.10)	$0.27	$(0.27)

Diluted	$0.42	$(0.10)	$0.27	$(0.27)

Weighted-Average Common Shares Outstanding:
Basic	9,446	9,448	9,446	9,253

Diluted	9,446	9,448	9,446	9,253

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$120	$(1,023)

Cash Flows from Investing Activities:

Proceeds from sale of Memorial	8,350	0
Proceeds from sale of Dexter	9,930	0
Net change in cash in escrow	(753)	0
Expenditures for property, plant and equipment - continuing operations	(1,135)	(413)
Expenditures for property, plant and equipment - discontinued operations	(41)	(105)

Net Cash Provided by (Used in) Investing Activities	16,351	(518)

Cash Flows from Financing Activities:
Revolving advances - net	(5,931)	1,400
Proceeds of long-term debt	12,143	0
Payments on long-term debt	(17,007)	(8,935)
Net proceeds from issuance of common shares	0	2,345

Net Cash Used in Financing Activities	(10,795)	(5,190)

Net increase (decrease) in Cash and Cash Equivalents	5,676	(6,731)

Cash and Cash Equivalents Beginning of Period	2,057	7,250

Cash and Cash Equivalents End of Period	$7,733	$519

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$1,208	$2,371

Income taxes	$(308)	$(27)

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - continuing operations	$0	$80
Assets acquired under capital lease obligation - discontinued operations	0	316

	$0	$396

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2012 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 20, 2012. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc. subsidiaries provide healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of the ownership of subsidiaries which operate two business segments:

•	Healthcare Facilities, which consist of

•	Our four community hospitals which have a total of 232 licensed beds;

•	Our two nursing homes, which have a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	One hospital facility and related equipment leased to a third party hospital operator. A third party has an option, through March 15, 2013, to buy the hospital facility and equipment.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, including the selective disposal of underperforming and non-strategic subsidiaries.

On February 5, 2013, the Company announced the commencement of a tender offer to purchase all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on January 31, 2013 at the price of $1.50 per share in cash (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company is offering each eligible tendering holder a bonus of $100 upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which are received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, currently March 12, 2013. If all odd lot shareholders tender their shares, SunLink estimates the aggregate cost of the Offer would be approximately $199, including an estimated aggregate purchase price for the odd lot shares of approximately $18, estimated aggregate bonus payments of approximately $38 and estimated fees and expenses of approximately $143. The primary purpose of the Offer is to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Company’s Board and management each believes that deregistering the Company’s common shares will result in significant cost savings. The Offer represents a mechanism to provide odd lot shareholders, if they so elect, with the opportunity to tender all or a portion of their shares and, thereby, receive a return of capital without the usual costs associated with open market transactions.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Revenues:
Dexter Hospital	$4,679	$4,955	$9,508	$10,016
Memorial of Adel	5	3,646	5	7,256

	$4,684	$8,601	$9,513	$17,272

Earnings (loss) before income taxes:
Dexter Hospital	$323	$491	$755	$1,282
Memorial of Adel	(93)	284	(114)	(179)
Life sciences and engineering	(34)	(22)	(68)	(44)

Earnings before income taxes	196	753	573	1,059

Gain on Sale
Dexter Hospital	8,392	0	8,392	0
Memorial of Adel	(30)	0	1,161	0

Gain on Sale	8,362	0	9,553	0

Income tax expense	3,228	291	4,598	409

Earnings from discontinued operations	$5,330	$462	$5,528	$650

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC pursuant to a management agreement and will continue to do so through a transition period ending June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology through September 30, 2014, and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds were used to pay off the outstanding balance of the Company’s senior credit facility with Chatham Credit Management III, LLC. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of December 31, 2012 and June 30, 2012 and for the three and six month periods ended December 31, 2012 and 2011

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Excluded assets included accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of September 30, 2012 and June 30, 2012 and for the three month periods ended September 30, 2012 and 2011. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2012 and 2011 and as of June 30, 2012.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2012 and 2011. The components of pension expense for the three and six months ended December 31, 2012 and 2011, respectively, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest Cost	$17	$18	$34	$36
Expected return on assets	(10)	(10)	(20)	(20)
Amortization of prior service cost	27	14	54	28

Net pension expense	$34	$22	$68	$44

SunLink did not contribute to the plan in the six months ended December 31, 2012. We made a contribution of $43 to the plan during the third quarter of fiscal year 2013.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended December 31, 2012 and 2011, the Company recognized $24 and $29, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2012 and 2011, the Company recognized $52 and $34, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 120,000 and 180,000 share options granted under the 2005 Equity Incentive Plan during the six months ended December 31, 2012 and 2011, respectively. There were 140,000 share options granted under the 2011 Director’s Stock Option Plan during the six months ended December 31, 2012.

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

Note 5. – Revenue Recognition and Accounts Receivables

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

The Company’s revenues before provision for doubtful accounts by payor were as follows for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Healthcare Facilities Segment:
Medicare	$9,320	$9,178	$18,695	$17,995
Medicaid	3,062	3,140	5,901	6,003
Self-pay	2,546	2,432	6,223	5,929
Managed Care & Other Insurance	6,215	5,862	12,710	12,375
Other	2	117	39	228

Revenues before provision for doubtful accounts	21,145	20,729	43,568	42,530
Provision for doubtful accounts	(2,535)	(2,376)	(6,017)	(5,755)

Healthcare Facilities Segment Net Revenues	18,610	18,353	37,551	36,775
Specialty Pharmacy Segment Net Revenues	9,240	10,672	15,989	18,427

Total Net Revenues	$27,850	$29,025	$53,540	$55,202

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

Summary information for account receivable is as follows:

	December 31,	June 30,
	2012	2012
Accounts receivable (net of contractual allowances)	$24,673	$22,349
Less allowance for doubtful accounts	(10,446)	(9,121)

Receivables - net	$14,227	$13,228

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and six months ended December 31, 2012:

Three Months Ended December 31, 2012:

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Balance at October 1, 2012	$9,837	$361	$10,198
Additions recognized as a reduction to revenues	2,535	177	2,712
Accounts written off, net of recoveries	(2,386)	(78)	(2,464)

Balance at December 31, 2012	$9,986	$460	$10,446

Six Months Ended December 31, 2012:

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Balance at July 1, 2012	$8,714	$407	$9,121
Additions recognized as a reduction to revenues	6,017	257	6,274
Accounts written off, net of recoveries	(4,745)	(204)	(4,949)

Balance at December 31, 2012	$9,986	$460	$10,446

Net revenues included increases of $27 and $51 for the three months ended December 31, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $176 and $51 for the six months ended December 31, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Medicare and Medicaid Electronic Health Records Incentives

Deferred Gain – Medicare Electronic Health Records Incentives

Electronic Health Records (“EHR”) payments are incentive reimbursements received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

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

SunLink’s four operating hospital subsidiaries and Dexter (see Note 3. – Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year which will end June 30, 2013. Medicare EHR incentive payments for all four operating hospital subsidiaries and Dexter totaling $5,257 were received during the quarter ended December 31, 2012. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, the hospital subsidiaries recorded the $5,257 as deferred gain to be recognized as of June 30, 2013. SunLink’s four operating hospital subsidiaries and Dexter successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the fiscal quarter ended December 31, 2012 in the amount of $1,412. Medicaid incentive payments were received for three hospitals during the fiscal quarter ended December 31, 2012 in the amount of $835. Medicaid EHR incentive payments for the two Missouri hospitals (which includes Dexter) were not received as of December 31, 2012 and are recorded as a receivable on the balance sheet in the amount of $577 at December 31, 2012.

Note 7. - Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	December 31,	June 30,
	2012	2012
Healthcare Facilities Segment
Certficates of Need	$80	$80
Accumulated Amortization	(25)	(23)

	55	57

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(665)	(595)

	3,193	3,263

Total	$3,248	$3,320

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $35 and $42 for the three months ended December 31, 2012 and 2011, respectively. Amortization expense was $70 and $85 for the six months ended December 31, 2012 and 2011, respectively.

Goodwill consists of the following:

	December 31,	June 30,
	2012	2012
Specialty Pharmacy Segment	$461	$461

Note 8. – Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility and related equipment in Clanton, Alabama, which it leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are unlikely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the six months ended December 31, 2012.

As the property, plant and equipment is currently not in use due the former lease/operator’s suspended operating license, the plant, property and equipment of CAMA is considered temporarily idle as of December 31, 2012. Temporarily idle assets included in the balances of property, plant and equipment in the condensed consolidated balance sheet are comprised of the following (after the impairment charge):

December 31,
2012
Property, plant and equipment, at cost	$3,086
Less accumulated depreciation	1,476

Property, plant and equipment - net	$1,610

On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which CCHB has the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver to take over the operations of the third party operator and, if successful, CCHB intends to submit plans and applications to re-open the hospital. If CCHB is able to re-establish the hospital’s operations to their satisfaction, it has indicated it intends to exercise the option to acquire the property from CAMA. However, there can be no assurance the hospital will be re-opened or that the option will be exercised.

Note 9. – Senior Long-Term Debt and Line of Credit

Senior long-term debt consisted of the following:

	December 31, 2012	June 30, 2012
Callaway RDA Loan	$4,410	$4,376
Trace RDA Loan	9,288	0
SHPP RDA Loan	2,092	0
Term Loan	0	16,086
Capital lease obligations	134	176

Total	15,924	20,638
Less current maturities	(9,488)	(9,050)

	$6,435	$11,588

Callaway RDA Loan - SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of December 31, 2012, $455 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects described below.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds are being used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan - On July 11, 2012, SunLink, MedCare South, LLC (formerly known as SunLink Healthcare, LLC) (“MedCare”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6%. The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds are being used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. The unused portion of the loan proceeds held in escrow of $753 is included on the balance sheet at December 31, 2012 as cash in escrow. The Trace RDA Loan contains certain covenants with respect to the ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement and measured at the end of each fiscal quarter. Both the Trace RDA Loan and the Trace Working Capital Loan are guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At December 31, 2012, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At December 31, 2012, SHCH was not in compliance with the debt service coverage ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of February 14, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $9,288 is presented in current liabilities in the condensed consolidated balance sheet as of December 31, 2012. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (as to which SHCH currently is unable to draw due to its inability to satisfy the current borrowing base calculation). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The amount of indebtedness outstanding under the Trace RDA Loan at February 14, 2013 was $9,251. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. SHCH and the Company are currently discussing a modification or waiver of the non-compliance with the lender. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

SHPP RDA Loan - On November 6, 2012, SunLink Healthcare Professional Property, LLC, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5%. The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Termination and Repayment of Credit Facility— On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. As of December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Financing costs and expenses related to the Credit Facility of $2,710 were amortized over the modified life of the Credit Facility. Accumulated amortization was $2,710 and $2,523 as of December 31, 2012 and June 30, 2012, respectively. Amortization expense was approximately $104 and $42, respectively, for the three months ended December 31, 2012 and 2011 and $188 and $84, respectively, for the six months ended December 31, 2012 and 2011.

Note 10. – Subordinated Long-Term Debt

Subordinated long-term debt consisted of the following:

	December 31, 2012	June 30, 2012
Carmichael’s	$2,302	$2,452
Less current maturities	(300)	(300)

	$2,002	$2,152

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2011, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue subordinated promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2011 for the principal and interest payment that would have been due on April 22, 2011. A PIK Note for $252 was issued on October 22, 2011 for the principal and interest payment that would have been due on October 22, 2011. The Carmichael Purchase

Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company. The note and the guarantees are subordinate to the guarantees under the Callaway RDA Loan, the Trace RDA Loan, the Trace Working Capital Loan and the SHPP RDA Loan.

Note 11. – Income Taxes

Income tax benefit of $226 ($193 federal tax expense and $419 state tax benefit) and income tax benefit of $693 ($428 federal tax benefit and $265 state tax benefit) was recorded for the three months ended December 31, 2012 and 2011, respectively.

Income tax benefit of $1,654 ($1,366 federal tax benefit and $288 state tax benefit) and income tax benefit of $1,760 ($1,388 federal tax benefit and $372 state tax benefit) was recorded for the six months ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had $2,418 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $10,721. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2010 through December 31, 2012:

Balance at July 1, 2010	$71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reduction for tax positions of prior years	(8)

Balance at June 30, 2012	29
Reduction for tax positions of prior years	(12)

Balance at December 31, 2012	$17

Note 12. – Commitments and Contingencies

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

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants and to vigorously pursue its claims against the Defendants. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

SunLink and its subsidiaries are a party to various medical malpractice and other claims and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. Based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to but could have a material adverse effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$9,488	$300	$1,061	$27	$394	$172
2 years	584	300	501	20	337	148
3 years	620	1,702	181	0	328	68
4 years	653	0	66	0	319	0
5+ years	4,579	0	30	0	4,009	0

	$15,924	$2,302	$1,839	$47	$5,387	$388

At December 31, 2012, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2012 is a liability of $47 for one physician guarantee. SunLink expensed $20 and $225 on physician guarantees and recruiting for the three months ended December 31, 2012 and 2011, respectively. SunLink expensed $51 and $282 on physician guarantees and recruiting for the six months ended December 31, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2012.

Note 13. - Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $312 and $103 for legal services to these law firms in the three months ended December 31, 2012 and 2011, respectively, and $525 and $358 for legal services to these law firms in the six months ended December 31, 2012 and 2011, respectively. Included in the Company’s condensed consolidated balance sheet at December 31, 2012 and June 30, 2012 is $483 and $644, respectively, of amounts payable to these law firms.

Note 14. - Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended December 31, 2012 and 2011 is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended December 31, 2012
Net revenues from external customers	$18,610	$9,240	$0	$27,850
Operating profit (loss)	259	(49)	(1,184)	(974)
Depreciation and amortization	680	173	136	989
Assets	42,772	11,380	23,482	77,634
Expenditures for property, plant and equipment	239	163	15	417

Six months ended December 31, 2012
Net revenues from external customers	$37,551	$15,989	$0	$53,540
Operating profit (loss)	(1,083)	(134)	(2,248)	(3,465)
Depreciation and amortization	1,360	338	275	1,973
Assets	42,772	11,380	23,482	77,634
Expenditures for property, plant and equipment	823	289	23	1,135

Three months ended December 31, 2011
Net revenues from external customers	$18,353	$10,672	$0	$29,025
Operating profit (loss)	156	53	(1,268)	(1,059)
Depreciation and amortization	749	235	136	1,120
Assets	54,314	12,259	14,277	80,850
Expenditures for property, plant and equipment	78	98	21	197

Six months ended December 31, 2011
Net revenues from external customers	$36,775	$18,427	$0	$55,202
Operating loss	155	(223)	(2,500)	(2,568)
Depreciation and amortization	1,485	463	271	2,219
Assets	54,314	12,259	14,277	80,850
Expenditures for property, plant and equipment	163	211	39	413

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

•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

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

Corporate Business Strategy

SunLink historically has considered potential dispositions of facilities or operations on an ongoing basis based on a variety of factors including asset values, return on investments, competition from existing and potential facilities, capital improvement needs, corporate strategy, and other corporate objectives. SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the Company’s existing hospital portfolio, including the selective disposal of underperforming and/or non-strategic subsidiary facilities. Consistent with its focus on the disposition of underperforming and non-strategic subsidiary facilities, the Company sold its Adel, Georgia hospital in July 2012 and its Dexter, Missouri hospital in December 2012. The Company believes its four remaining hospital facilities and specialty pharmacy business are currently underperforming and currently has engaged advisors to evaluate and conduct the possible sale of two of those hospital facilities. There can be no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

Although the Company, as part of its on-going business, continues to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which it believes might become available for sale or lease, the Company has limited capital resources and may not be able to finance potential acquisitions on commercially reasonable terms or at all. Furthermore, if the Company’s Odd Lot Tender Offer allows it to go private, the Company may also have less access to capital markets and, as a non-reporting company, not be able to use the Company’s shares to effect acquisitions.

Going Private Efforts

On February 5, 2013, the Company announced the commencement of a tender offer to purchase all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on February 1, 2013 at the price of $1.50 per share in cash (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company is offering each eligible tendering holder a bonus of $100 upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which are received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, currently March 12, 2013. If all odd lot shareholders tender their shares, SunLink estimates the aggregate cost of the Odd Lot Tender Offer would be approximately $199, including an estimated aggregate purchase price for the odd lot shares of approximately $18, estimated aggregate bonus payments of approximately $38 and estimated fees and expenses of approximately $143. The primary purpose of the Odd Lot Tender Offer is to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Board and management each believes that deregistering the Company’s common shares will result in significant cost savings. The Odd Lot Tender Offer represents a mechanism to provide odd lot shareholders, if they so elect, with the opportunity to tender all or a portion of their shares and, thereby, receive a return of capital without the usual costs associated with open market transactions. If the Odd Lot Tender Offer does not result in the Company’s qualifying to deregister with the SEC, the Board will likely consider other alternatives to achieve that result, including a further tender offer, private or public purchases of shares, reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of a limited number of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests. For an extended discussion of the purposes and reasons for going private, see Section 2 of the Company’s Offer to Purchase filed as Exhibit 99.A.1.A to the Company’s Schedule 13E-3 filed with the SEC on February 5, 2013.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	% Change	2012	2011	% Change
Net Revenues - Healthcare Facilities	$18,610	$18,353	1.4%	$37,551	$36,775	2.1%
Net Revenues - Specialty Pharmacy	9,240	10,672	-13.4%	15,989	18,427	-13.2%

Total Net Revenues	27,850	29,025	-4.0%	53,540	55,202	-3.0%
Costs and expenses	(29,848)	(30,697)	-2.8%	(57,240)	(59,042)	-3.1%
Impairment of property, plant and equipment	—	—	N/A	(789)	—	N/A
Electronic Health Records incentives	1,024	613	67.0%	1,024	1,272	-19.5%

Operating profit	(974)	(1,059)	8.0%	(3,465)	(2,568)	-34.9%
Interest expense	(647)	(1,031)	-37.2%	(1,206)	(2,334)	-48.3%
Interest income	—	—	N/A	—	2	N/A

Loss from continuing operations before income taxes	$(1,621)	$(2,090)	22.4%	$(4,671)	$(4,900)	4.7%

Healthcare Facilities Segment:
Admissions	806	883	-9%	1,685	1,807	-7%
Equivalent admissions	2,839	3,128	-9%	5,997	6,359	-6%
Surgeries	519	469	11%	988	965	2%
Revenue per equivalent admission	$6,554	$5,837	12%	$6,255	$5,767	8%

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

Healthcare Facilities Segment

Net revenues for the three months ended December 31, 2012 were $18,610 with a total of 2,839 equivalent admissions and revenue per equivalent admission of $6,554 compared to net revenues of $18,353 with a total of 3,128 equivalent admissions and revenue per equivalent admission of $5,837 for the quarter ended December 31, 2011. Net revenues for the six months ended December 31, 2012 were $37,551 with a total of 5,997 equivalent admissions and revenue per equivalent admission of $6,255 compared to net revenues of $36,775 with a total of 6,359 equivalent admissions and revenue per equivalent admission of $5,767 for the six months ended December 31, 2011.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s four hospitals during the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Source:
Medicare	44.1%	44.5%	42.9%	42.5%
Medicaid	14.5%	15.2%	13.6%	14.2%
Self-pay	12.0%	11.9%	14.3%	14.0%
Managed Care Insurance & Other	29.4%	28.4%	29.2%	29.3%

	100.0%	100.0%	100.0%	100.0%

Medicaid as a percentage of total revenues decreased in the three and six months ended December 31, 2012 compared to the comparable prior year period due to decreased state supplemental payments at our Mississippi and Missouri hospitals. State supplemental payments decreased $370 and $321, respectively, in the three and six months ended December 31, 2012.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended December 31, 2012 was $9,240, a decrease of $1,432, or 13.4%, from $10,672 for the three months ended December 31, 2011. Specialty Pharmacy net revenues for the six months ended December 31, 2012 was $15,989, a decrease of $2,438, or 13.2%, from $18,427 for the six months ended December 31, 2011. The decrease was due to the conversion of certain institutional pharmacy direct-servicing contracts to a pharmacy management contract, and the subsequent termination thereof, a decrease in the sale of a seasonal infusion therapy drug from the same period of the prior year and reductions in Medicaid and other reimbursement, offset somewhat by drug price inflation, the favorable impact of the increased availability and utilization of generic drugs and net growth in the institutional pharmacy business.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $18,351 and $18,196 for the three months ended December 31, 2012 and 2011, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $38,634 and $36,619 for the six months ended December 31, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Salaries, wages and benefits	59.2%	58.8%	58.5%	58.3%
Supplies	12.8%	11.0%	12.3%	11.3%
Purchased services	8.4%	8.3%	8.5%	8.9%
EHR incentive payments	-5.5%	-3.4%	-2.7%	-3.0%
Other operating expenses	20.1%	18.2%	18.1%	18.2%
Rent and lease expense	1.9%	2.4%	2.1%	2.5%
Depreciation and amortization expense	3.6%	4.1%	3.6%	4.0%

Salaries, wages and benefits increased as a percentage of net revenue in the three and six months ended December 31, 2012 due to increased employee medical claims incurred as compared to the three and six months ended December 31, 2011.

Supplies increased as a percentage of net revenue in the three and six months ended December 31, 2012 due to an increase in the number of surgeries performed as compared to the three and six months ended December 31, 2011. Surgeries for the three and six months ended December 31, 2012 were 519 and 988, respectively, compared to 469 and 965 for the three and six months ended December 31, 2011, respectively.

EHR incentive payments as a percentage of net revenue was a negative 5.5% and 2.7%, respectively, for the three and six months ended December 31, 2012 due to $1,024 of EHR incentive payments recognized in the three months ended December 31, 2012 compared to $613 recognized in the three months ended December 31, 2011.

Other operating expenses increased slightly for the three months ended December 31, 2012 compared to the comparable prior year period due to increased insurance expense.

Rent and lease expense decreased in the three and six months ended December 31, 2012 due to non-renewal of several building leases used in clinic operations.

Depreciation and amortization expense for the three months ended December 31, 2012 and 2011 were $680 and $749, respectively. Depreciation and amortization expense for the six months ended December 31, 2012 and 2011 were $1,360 and $1,485, respectively. The decrease in the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011 was due to assets being fully depreciated in the current year three and six month period as compared to the prior year periods. Also contributing to the decrease for the three and six months ended December 31, 2012 was the impairment of certain long-lived assets in the six months ended December 31, 2012 which decreased the amount of depreciation on the remaining long-lived assets.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $9,289 and $10,619 for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $16,123 and $18,650, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of goods sold	70.7%	73.2%	67.3%	69.1%
Salaries, wages and benefits	18.4%	16.4%	20.9%	19.1%
Provision for bad debts	1.9%	0.4%	1.6%	1.7%
Supplies	0.5%	0.6%	0.6%	0.6%
Purchased services	3.6%	3.1%	4.1%	3.6%
Other operating expenses	2.8%	3.0%	3.3%	3.6%
Rent and lease expense	0.8%	0.8%	0.9%	0.9%
Depreciation and amortization expense	1.9%	2.2%	2.1%	2.5%

Cost of goods sold as a percent of net revenues decreased in the three and six month periods ended December 31, 2012 as compared to the comparable periods of the prior year due the current periods’ decreases in sales of certain infusion therapy products, which have a higher cost of sales as a percentage of net revenues, favorable purchasing contracts negotiations and improved margins for the institutional pharmacy business.

Salaries, wages and benefits as a percent of net revenues increased in the three and six month periods ended December 31, 2012 as compared to the comparable periods of the prior year due to the increased staffing requirements related to the implementation of improved software systems and system controls and procedures and net growth in the institutional pharmacy business.

Provision for bad debts as a percent of net revenues increased in the three month period ended December 31, 2012 as compared to the comparable period of the prior year due primarily to the adjustment to net realizable value of the account of a former institutional pharmacy customer. Provision for bad debts as a percent of net revenues decreased in the six month period ended December 31, 2012 as compared to the comparable period of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Purchased services as a percent of net revenues increased in the three and six month periods ended December 31, 2012 as compared to the comparable periods of the prior year primarily due to the increased usage of contracted operations consulting services.

Other operating expenses as a percent of net revenues decreased in the three and six month periods ended December 31, 2012 as compared to the comparable periods of the prior year due to favorable trends in insurance and the positive effects of cost-cutting measures.

Depreciation and amortization expense as a percent of net revenues decreased in the three and six month periods ended December 31, 2012 as compared to the comparable periods of the prior year due to the reduction in depreciation expense resulting from assets being fully depreciated in the current periods as compared to the comparable periods of the prior year.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company, owns a hospital facility and related equipment in Clanton, Alabama, which it leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are unlikely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the six months ended December 31, 2012.

On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which the CCHB has the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver to take over the operations of the former third party operator and, if successful, CCHB intends to submit plans and applications to re-open the hospital. If CCHB is able to re-establish the hospital’s operations to their satisfaction, it has indicated it intends to exercise the option to acquire the property from CAMA. However, there can be no assurance the hospital will be re-opened or that the option will be exercised.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,184 and $1,268 for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, cost and expenses for Corporate Overhead including depreciation and amortization, was $2,248 and $2,500, respectively. Corporate Overhead decreased in the three and six months ending December 31, 2012 due to decreased legal and consulting expenses compared to the prior year periods.

Operating Profit

SunLink had an operating loss of $974 and $1,059 for the three months ended December 31, 2012 and 2011, respectively. SunLink had an operating loss of $3,465 and $2,568 for the six months ended December 31, 2012 and December 31, 2011, respectively. The decreased operating loss for the three months ended December 31, 2012 compared to the prior year period resulted from $1,024 of Medicaid EHR incentive payments recognized in the three months ended December 31, 2012 with only $613 of EHR incentive payments recognized in the three months ended December 31, 2011. The operating loss for the six months ended December 31, 2012 resulted from increased supplies expense due to increased surgical procedures as well as a $789 impairment charge related to the hospital building and related equipment owned by CAMA.

Interest Expense

Interest expense was $647 and $1,031 for the three months ended December 31, 2012 and 2011, respectively and $1,206 and $2,334 for the six months ended December 31, 2012 and 2011, respectively. Interest expense for the three and six months ended December 31, 2012 decreased from the same periods last year due to due to lower outstanding debt and a decrease in interest rates.

Income Taxes

Income tax benefit of $226 ($193 federal tax expense and $419 state tax benefit) and income tax benefit of $693 ($428 federal tax benefit and $265 state tax expense) was recorded for the three months ended December 31, 2012 and 2011, respectively.

Income tax benefit of $1,654 ($1,366 federal tax benefit and $288 state tax benefit) and income tax benefit of $1,760 ($1,388 federal tax benefit and $372 state tax expense) was recorded for the six months ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had $2,418 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2012, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $10,721. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,395 ($0.15 loss per fully diluted share) for the quarter ended December 31, 2012 compared to loss from continuing operations of $1,401 ($0.15 loss per fully diluted share) for the quarter ended December 31, 2011. Loss from continuing operations was $3,017 ($0.32 loss per fully diluted share) for the six months ended December 31, 2012 compared to loss from continuing operations of $3,144 ($0.39 loss per fully diluted share) for the quarter ended December 31, 2011. The decreased loss for the six months ended December 31, 2012 resulted from decreased interest expense partially offset by increased operating loss and income tax benefit as compared to the comparable prior year period.

Earnings from discontinued operations of $5,330 for the three months ended December 31, 2012 resulted from pre-tax earnings from operations of Dexter of $323 and pre-tax gain from the sale of Dexter of $8,392, pre-tax losses from operations of Memorial of $114 and a pre-tax loss from the sale of Memorial of $30. The earnings from discontinued operations for the three months ended December 31, 2012 also was partially offset by $34 of losses resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended December 31, 2012 was $3,228. Earnings from discontinued operations of $5,528 for the six months ended December 31, 2012 resulted from Dexter pre-tax earnings from operations of $755, pre-tax gain from the sale of Dexter of $8,392, pre-tax losses from operations of Memorial of $114 and pre-tax gain from the sale of Memorial of $1,161. The earnings from discontinued operations for the three months ended December 31, 2012 also was partially offset by $68 of losses resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended December 31, 2012 was $4,598.

Net earnings for the quarter ended December 31, 2012 was $3,935 ($0.42 earnings per fully diluted share) compared to a net loss of $935 ($0.10 loss per fully diluted share) for the quarter ended December 31, 2011. Net earnings for the six months ended December 31, 2012 was $2,511 ($0.27 earnings per fully diluted share) compared to a net loss of $2,490 ($0.31 loss per fully diluted share) for the six months ended December 31, 2011.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and six months ended December 31, 2012 and 2011, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Healthcare Facilities Adjusted EBITDA	$934	$902	$1,046	$1,637
Specialty Pharmacy Adjusted EBITDA	124	285	204	239
Corporate overhead costs	(1,043)	(1,126)	(1,953)	(2,225)
Taxes and interest expense	(3,648)	(626)	(4,150)	(981)
Other non-cash expenses and net change in operating assets and liabilities	5,495	890	4,973	307

Net cash provided by (used in) operations	$1,862	$324	$120	$(1,023)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and, and one facility based revolving loan facility of $1,000, which has limited availability due to facility cash on hand restrictions. The Company does not believe it is currently able to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms. We are actively seeking options to provide financing for the Company’s liquidity needs.

Although three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties,

(individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $1,000, the Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets. See “Subsidiary Loans” below.

As of the testing date, the Company was not in compliance with one covenant under the Trace RDA Loan for the period ended December 31, 2012 and is currently discussing a modification or waiver of this non-compliance with the lender. There can, of course, be no assurance any such modification or waiver will be agreed. See “Trace RDA Loan and Trace Working Capital Loan” below. Although, we believe that the Company and its subsidiaries currently are otherwise in compliance with the three hospital facility level loans, there can be no assurance that the obligors under such loans will be able to continue in compliance with the levels of financial covenants and terms in the facility loans.

As further discussed below, on December 31, 2012, in connection with the maturity of the Company’s then existing Credit Facility, the Company repaid all then outstanding borrowings thereunder and such facility terminated. The total amount repaid at maturity including associated fees was approximately $5,000. If we are able to obtain a replacement credit facility in the future, we cannot assure you that the size of any such facility will be adequate for our entire working capital needs or that the terms of any potential replacement facility will be acceptable to us or the timing of the implementation of any replacement facility. See “Termination and Repayment of Credit Facility” below.

During the first half of fiscal 2013, the Company sold two of its hospital facilities resulting in an approximate net gain after taxes of approximately $5,000. See “Discontinued Operations” below. The Company estimates that at February 14, 2013, it had cash reserves available to fund working capital of approximately $6,500. From such cash reserves, the Company has reserved and expects to make a tax payment of approximately $2,200 for taxes due in March 2013.

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in nine of the last ten fiscal quarters through the quarter ending December 31, 2012. The Company lost $1,395 from continuing operations in the fiscal quarter ended December 31, 2012 after receipt of EHR incentive payments of $1,024 (which payments are anticipated to diminish significantly in fiscal 2013 and 2014 and end in fiscal 2015). Continuing losses from operations may have a material adverse effect on our liquidity.

In light of the current underperformance of the Company’s four current hospital facilities and its specialty pharmacy business, the Company has engaged advisors to evaluate and conduct the possible sale of two such hospital facilities. There can be no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Termination and Repayment of Credit Facility

On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. As of December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Subsidiary Loans

Callaway RDA Loan - SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of December 31, 2012, $455 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2%. The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds are being used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan - On July 11, 2012, SunLink, MedCare South, LLC (f/k/a SunLink Healthcare, LLC) (“MedCare”) and SHCH, an indirect wholly-owned subsidiary of the Company which owns Trace Regional Hospital in Houston, Mississippi (“Trace”), closed on the $9,975 Trace RDA Loan and up to a $1,000 Trace Working Capital Loan, each dated as of July 5, 2012. SHCH owns and operates Trace in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6%. The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to refinance a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds will be used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs. The Trace RDA Loan contains certain covenants with respect to the ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement and measured at the end of each fiscal quarter. Both the Trace RDA Loan and the Trace Working Capital Loan are unconditionally guaranteed by the Company and MedCare, a wholly-owned intermediate holding company.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At December 31, 2012, SHCH was not in compliance with the debt service coverage ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of February 14, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $9,288 is presented in current liabilities in the condensed consolidated balance sheet as of December 31, 2012. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (as to which SHCH currently is unable to draw due to its inability to satisfy the current borrowing base calculation). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The amount of indebtedness outstanding under the Trace RDA Loan at February 14, 2013 was $9,251. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. SHCH and the Company are currently discussing a modification or waiver of the non-compliance with the lender. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

SHPP RDA Loan - On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5%. The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

We generated $1,862 and $120 of cash from continuing operations during the three and six months ended December 31, 2012, respectively. Cash was generated from EHR incentive payments received and non-cash expenses of impairment and depreciation and amortization.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at December 31, 2012 were as follows:

Payments due in:	Long-Term Debt	Subordinated Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt	Interest on Outstanding Subordinated Debt
1 year	$9,488	$300	$1,061	$27	$394	$172
2 years	584	300	501	20	337	148
3 years	620	1,702	181	0	328	68
4 years	653	0	66	0	319	0
5+ years	4,579	0	30	0	4,009	0

	$15,924	$2,302	$1,839	$47	$5,387	$388

At December 31, 2012, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at December 31, 2012 is a liability of $47 for one physician guarantee. SunLink expensed $20 and $225 on physician guarantees and recruiting for the three months ended December 31, 2012 and 2011, respectively. SunLink expensed $51 and $282 on physician guarantees and recruiting for the six months ended December 31, 2012 and 2011, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of December 31, 2012.

At December 31, 2012, we had outstanding long-term debt and subordinated debt of $18,226 of which $4,410 was incurred under the Callaway RDA Loan, $9,288 was incurred under the Trace RDA Loan, $2,092 was incurred under the SHPP RDA Loan, $2,302 was incurred under the subordinated Carmichael Notes, and $134 was related to capital leases.

Discontinued Operations

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consist of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC pursuant to a management agreement and will continue to do so through a transition period ending June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health records technology through September 30, 2014, and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds were used to pay off the outstanding balance of the Company’s senior credit facility with Chatham Credit Management III, LLC. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements as of December 31, 2012 and June 30, 2012 and for the three and six month periods ended December 31, 2012 and 2011

Memorial Hospital of Adel - On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three six month periods ended December 31, 2012 and 2011 and as of June 30, 2012.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $312 and $103 for legal services to these law firms in the three months ended December 31, 2012 and 2011, respectively, and $525 and $358 for legal services to these law firms in the six months ended December 31, 2012 and 2011, respectively. Included in the Company’s condensed consolidated balance sheet at December 31, 2012 and June 30, 2012 is $483 and $644, respectively, of amounts payable to these law firms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference.

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital is limited.

We may not be able to maintain adequate liquidity due to various reasons, including one or more of the following: continuing losses from operations, a decline in demand for our service due to adverse macroeconomic conditions; reduced levels of EHR incentive payments, insufficient availability of financing for working capital; an inability to obtain replacement financing for our former Credit Facility, an inability to meet conditions to drawing under a facility based revolving line of credit or defaults under our existing debt.

Although, historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at December 31, 2012, was $7,733 and our Trace hospital subsidiary has a $1,000 revolving line of credit facility (none of which was available to draw as of December 31, 2012), future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company does not believe it is currently able to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms. We are actively seeking options to provide financing for the

Company’s liquidity needs. Although three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $1,000, the Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets

We cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

If our Odd Lot Tender Offer is successful, holders of our securities will be subject to the risks of an investment in a private rather than a public company.

If our Odd Lot Tender Offer is successful, holders of our securities will be subject to the risks of an investment in a private rather than a public company. We intend to apply to the SEC to deregister our shares as soon as practicable after completion of the Odd Lot Tender Offer, if we are eligible. Upon deregistration of our shares, our duty to file periodic reports with the SEC will be suspended for as long as we have fewer than 300 record shareholders, and we will no longer be a public reporting company. In addition, we will be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. After the Odd Lot Tender Offer and deregistration, SunLink shares will no longer be listed on the NYSE Amex Equities stock exchange, and there may not be a sufficient number of shares outstanding and publicly traded following the Odd Lot Tender Offer to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares will depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act may further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We may also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended December 31, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2013