Form 10-Q
period 2013-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2013-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of Common Shares, without par value, outstanding as of May 15, 2013 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013 (unaudited)	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,559	$2,057
Cash in escrow	635	0
Receivables - net	13,724	13,228
Inventory	3,842	3,884
Income tax receivable	585	198
Deferred income tax asset	6,170	5,174
Prepaid expense and other	3,948	4,231
EHR incentive reimbursement receivable	485	0
Net current assets held for sale	0	1,846

Total current assets	31,948	30,618
Property, plant and equipment, at cost	63,749	63,856
Less accumulated depreciation	33,272	33,774

Property, plant and equipment - net	30,477	30,082
Noncurrent Assets:
Intangible assets - net	3,212	3,320
Goodwill	461	461
Deferred income tax asset	4,041	5,891
Other noncurrent assets	1,721	894
Net noncurrent assets held for sale	0	7,906

Total noncurrent assets	9,435	18,472

TOTAL ASSETS	$71,860	$79,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,409	$6,934
Revolving advances	0	5,931
Current maturities of long-term debt	924	9,350
Accrued payroll and related taxes	3,986	4,584
Due to third party payors	603	0
Deferred Gain - Medicare EHR incentive reimbursement	5,257	0
Other accrued expenses	2,503	2,566
Current liabilities held for sale	0	2,449

Total current liabilities	19,682	31,814
Long-Term Liabilities
Long-term debt	17,688	13,740
Noncurrent liability for professional liability risks	2,215	3,191
Other noncurrent liabilities	796	907
Noncurrent liabilities held for sale	0	229

Total long-term liabilities	20,699	18,067
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,443 shares at March 31, 2013 and 9,447 shares at June 30, 2012	4,722	4,724
Additional paid-in capital	13,386	13,521
Retained earnings	13,868	11,543
Accumulated other comprehensive loss	(497)	(497)

Total Shareholders’ Equity	31,479	29,291

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,860	$79,172

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating revenues (net of contractual allowances)	$32,106	$33,317	$91,663	$94,274
Less provision for bad debts of Healthcare Facilities Segment	2,866	1,963	8,883	7,718

Net revenues	29,240	31,354	82,780	86,556
Costs and Expenses
Cost of goods sold	7,319	8,418	18,085	21,159
Salaries, wages and benefits	13,287	13,261	39,894	39,613
Provision for bad debts of Specialty Pharmacy Segment	129	201	386	510
Supplies	2,213	2,157	6,913	6,417
Purchased services	1,777	1,961	5,629	5,884
Other operating expenses	3,218	3,823	11,299	11,934
Rent and lease expense	450	526	1,454	1,653
Impairment of property, plant and equipment	0	0	789	0
Impairment of goodwill	0	931	0	931
Depreciation and amortization	1,022	1,130	2,995	3,349
EHR incentive payments	93	0	(931)	(1,272)

Operating Loss	(268)	(1,054)	(3,733)	(3,622)
Other Income (Expense):
Interest expense	(301)	(1,071)	(1,507)	(3,405)
Interest income	1	8	1	10

Loss from Continuing Operations before income taxes	(568)	(2,117)	(5,239)	(7,017)
Income Tax Benefit	(371)	(433)	(2,025)	(2,193)

Loss from Continuing Operations	(197)	(1,684)	(3,214)	(4,824)
Earnings from Discontinued Operations	11	141	5,539	791

Net Earnings (loss)	(186)	(1,543)	2,325	(4,033)
Other comprehensive income	0	0	0	0

Comprehensive income (loss)	$(186)	$(1,543)	$2,325	$(4,033)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.02)	$(0.18)	$(0.34)	$(0.52)

Diluted	$(0.02)	$(0.18)	$(0.34)	$(0.52)

Discontinued Operations:
Basic	$0.00	$0.01	$0.59	$0.08

Diluted	$0.00	$0.01	$0.59	$0.08

Net Earnings (loss):
Basic	$(0.02)	$(0.16)	$0.25	$(0.43)

Diluted	$(0.02)	$(0.16)	$0.25	$(0.43)

Weighted-Average Common Shares Outstanding:
Basic	9,446	9,448	9,446	9,317

Diluted	9,446	9,448	9,446	9,317

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Net Cash Used in Operating Activities	$(4,347)	$(656)
Cash Flows from Investing Activities:
Proceeds from sale of Memorial	8,350	0
Proceeds from sale of Dexter	9,930	0
Net change in cash in escrow	(635)	0
Expenditures for property, plant and equipment - continuing operations	(2,164)	(617)
Expenditures for property, plant and equipment - discontinued operations	(41)	(118)

Net Cash Provided by (Used in) Investing Activities	15,440	(735)
Cash Flows from Financing Activities:
Revolving advances - net	(5,931)	1,331
Proceeds of long-term debt	12,698	4,000
Payments on long-term debt	(17,176)	(12,656)
Repurchase of common stock	(182)	0
Net proceeds from issuance of common shares	0	2,345

Net Cash Used in Financing Activities	(10,591)	(4,980)

Net increase (decrease) in Cash and Cash Equivalents	502	(6,371)
Cash and Cash Equivalents Beginning of Period	2,057	7,250

Cash and Cash Equivalents End of Period	$2,559	$879

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$1,485	$3,393

Income taxes	$2,116	$(2,514)

Non-cash investing and financing activities:
Assets acquired under capital lease obligation - continuing operations	$0	$80
Assets acquired under capital lease obligation - discontinued operations	0	316

	$0	$396

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2013

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2013 and for the three and nine month periods ended March 31, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2012 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 20, 2012. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc. subsidiaries provide healthcare services in certain rural and exurban markets in the United States. SunLink’s business is composed of the ownership of subsidiaries which operate two business segments:

•	Healthcare Facilities, which consist of

•	Our four community hospitals which have a total of 232 licensed beds;

•	Our two nursing homes, which have a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	One hospital facility and related equipment formerly leased to a third party hospital operator.

•	Specialty Pharmacy, which consists of

•	Specialty pharmacy services;

•	Durable medical equipment;

•	Institutional pharmacy services; and

•	Retail pharmacy products and services, all of which are conducted in rural markets.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, including the selective disposal of underperforming and non-strategic subsidiaries. The Company believes certain of its four remaining hospital facilities (exclusive of its specialty pharmacy business) are presently underperforming and currently is evaluating the possible sale of one or more of these hospital facilities. There is no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs and for other corporate purposes.

On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on January 31, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of $100 upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company has approximately 9,443,334 common shares issued and outstanding and held by approximately 480 stockholders of record. The shares repurchased were retired immediately. The aggregate cash cost of the Odd Lot Tender Offer was $195 and was recorded in equity. Included in the cash cost are purchase price for the odd lot shares of $4, aggregate bonus payments of $7 and fees and expenses of $184.

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Company’s Board and management each believes that deregistering the Company’s common shares will result in significant cost savings. Since the Offer failed to accomplish the objective of reducing the number of record holders to fewer than 300, SunLink anticipates that it will take further actions to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. As previously disclosed in the Company’s offer to purchase, the Board will likely consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of a limited number of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Revenues:
Dexter Hospital	$264	$5,396	$9,772	$15,412
Memorial of Adel	54	3,516	59	10,772

	$318	$8,912	$9,831	$26,184

Earnings (loss) before income taxes:
Dexter Hospital	$(38)	$746	$717	$2,028
Memorial of Adel	28	(514)	(86)	(693)
Life sciences and engineering	(34)	(22)	(102)	(66)

Earnings (loss) before income taxes	(44)	210	529	1,269

Gain on Sale
Dexter Hospital	65	0	8,457	0
Memorial of Adel	0	0	1,161	0

Gain on Sale	65	0	9,618	0

Income tax expense	10	69	4,608	478

Earnings from discontinued operations	$11	$141	$5,539	$791

Dexter Hospital – On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and will do so through a transition period ending June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,800, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2013 and 2012.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Excluded assets included accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. Approximately $7,500 of the net proceeds from the sale were used to repay a portion of the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2013 and 2012 and as of June 30, 2012.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2013 and 2012. The components of pension expense for the three and nine months ended March 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest Cost	$17	$18	$51	$36
Expected return on assets	(10)	(10)	(30)	(20)
Amortization of prior service cost	27	14	81	28

Net pension expense	$34	$22	$102	$44

SunLink contributed $43 to the plan in the nine months ended March 31, 2013.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended March 31, 2013 and 2012, the Company recognized $24 and $29, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2013 and 2012, the Company recognized $76 and $34, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 120,000 and 180,000 share options granted under the 2005 Equity Incentive Plan during the nine months ended March 31, 2013 and 2012, respectively. There were 140,000 share options granted under the 2012 Director’s Stock Option Plan during the nine months ended March 31, 2013.

Private Placement of Shares

In July, 2011, SunLink sold in a private placement approximately 1,329,000 common shares at a price equal to the average closing price for the shares over the ten trading days prior to the applicable closing, which price was approximately $1.90 per share. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the Term Loan under the Company’s then outstanding Credit Facility. Concurrent with and conditioned upon the Term Loan pre-payment, the Company’s lenders modified the Credit Facility to reduce the interest rate, revise certain financial and other covenants and extend the maturity date of the Credit Facility until January 1, 2013 (see Note 9, Long-Term Debt).

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

The Company’s revenues before provision for doubtful accounts by payor were as follows for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Healthcare Facilities Segment:
Medicare	$8,607	$9,414	$27,302	$27,409
Medicaid	2,857	3,576	8,758	9,579
Self-pay	3,662	1,858	9,885	7,787
Managed Care & Other Insurance	6,418	6,979	19,128	19,354
Other	146	(51)	185	177

Revenues before provision for doubtful accounts	21,690	21,776	65,258	64,306
Provision for doubtful accounts	(2,866)	(1,963)	(8,883)	(7,718)

Healthcare Facilities Segment Net Revenues	18,824	19,813	56,375	56,588
Specialty Pharmacy Segment Net Revenues	10,416	11,541	26,405	29,968

Total Net Revenues	$29,240	$31,354	$82,780	$86,556

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Earnings and Loss.

Summary information for account receivable is as follows:

	March 31,	June 30,
	2013	2012
Accounts receivable (net of contractual allowances)	$23,755	$22,349
Less allowance for doubtful accounts	(10,031)	(9,121)

Receivables - net	$13,724	$13,228

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and nine months ended March 31, 2013:

Three Months Ended March 31, 2013:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at January 1, 2013	$9,986	$460	$10,446
Additions recognized as a reduction to operating profit	2,866	129	2,995
Accounts written off, net of recoveries	(3,296)	(114)	(3,410)

Balance at March 31, 2013	$9,556	$475	$10,031

Nine Months Ended March 31, 2013:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2012	$8,714	$407	$9,121
Additions recognized as a reduction to operating profit	8,883	386	9,269
Accounts written off, net of recoveries	(8,041)	(318)	(8,359)

Balance at March 31, 2013	$9,556	$475	$10,031

Net revenues included increases of $176 and $496 for the three months ended March 31, 2013 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $176 and $547 for the nine months ended March 31, 2013 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Medicare and Medicaid Electronic Health Records Incentives

                    Deferred Gain – Medicare Electronic Health Records Incentives

Electronic Health Records (“EHR”) payments are incentive reimbursements received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2012 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

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

SunLink’s four operating hospital subsidiaries and Dexter (see Note 3, Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year which will end June 30, 2013. Medicare EHR incentive payments for all four operating hospital subsidiaries and Dexter totaling $5,257 were received during the nine months ended March 31, 2013. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, the hospital subsidiaries recorded the $5,257 as deferred gain to be recognized as of June 30, 2013. SunLink’s four operating hospital subsidiaries and Dexter successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the nine months ended March 31, 2013 in the amount of $1,319. Medicaid incentive payments were received for three hospitals during the nine months ended March 31, 2013 in the amount of $835. Medicaid EHR incentive payments for the two Missouri hospitals (which include Dexter) were not received as of March 31, 2013 and are recorded as a receivable on the balance sheet in the amount of $485 at March 31, 2013.

Note 7. – Goodwill and Intangible Assets

SunLink has goodwill and intangible assets related to its Healthcare Facilities and Specialty Pharmacy Segments.

Intangibles consist of the following, net of amortization:

	March 31, 2013	June 30, 2012
Healthcare Facilities Segment
Certficates of Need	$80	$80
Accumulated Amortization	(25)	(23)

	55	57

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(701)	(595)

	3,157	3,263

Total	$3,212	$3,320

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $42 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense was $108 and $85 for the nine months ended March 31, 2013 and 2012, respectively.

Goodwill consists of the following:

	March 31, 2013	June 30, 2012
Specialty Pharmacy Segment	$461	$461

Note 8. – Impairment of Assets

Impairment of Long-Lived Assets – Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are not likely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the nine months ended March 31, 2013.

As the property, plant and equipment is currently not in use due the former lease/operator’s suspended operating license, the plant, property and equipment of CAMA is considered temporarily idle as of March 31, 2013. Temporarily idle assets included in the balances of property, plant and equipment in the condensed consolidated balance sheet are comprised of the following (after the impairment charge):

March 31, 2013
Property, plant and equipment, at cost	$3,086
Less accumulated depreciation	1,522

Property, plant and equipment - net	$1,564

On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which CCHB had the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver which has taken over operations of the third-party operator. However, the option period expired without CCHB exercising the option and CAMA plans to have the receivership terminated. The operating license for use of the property as a hospital has been revoked and CAMA has terminated the leases with the third-party operator. CAMA is currently investigating alternative uses of the property but no definitive use plan has been finalized.

Impairment of Goodwill and Intangible Assets – The Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as March 31, 2012. The Company concluded that the carrying value of the subsidiary exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, during the quarter ended March 31, 2012.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	June 30, 2012
Callaway RDA Loan	$4,934	$4,376
Trace RDA Loan	9,182	0
SHPP RDA Loan	2,083	0
Carmichael Notes	2,302	2,452
Term Loan	0	16,086
Capital lease obligations	111	176

Total	18,612	23,090
Less current maturities	(924)	(9,350)

	$17,688	$13,740

Callaway RDA Loan – SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of March 31, 2013, $1,000 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects described below.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at March 31, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development

Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $254 are included on the balance sheet at March 31, 2013 as cash in escrow. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan – On July 11, 2012, SunLink, MedCare South, LLC (formerly known as SunLink Healthcare, LLC) (“MedCare”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds are being used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $381 are included on the balance sheet at March 31, 2013 as cash in escrow.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At March 31, 2013, there were no outstanding borrowings under the Trace Working Capital Loan. Both the Trace RDA Loan and the Trace Working Capital Loan are guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require SHCH to meet a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At December 31, 2012, SHCH was not in compliance with the debt service coverage ratio. On May 14, 2013, the non-compliance was waived as part of the “Amendment and Waiver to Loan Agreement” between SHCH and the lender (“Amendments”) for each of the Trace RDA and Working Capital Loans. The Amendments also permanently modified certain financial covenants of the Loans. No action was taken by the lender as a result of this non-compliance under the Loans prior to the waiver being issued. At March 31, 2013, SHCH was in compliance with all the financial covenants of the loan. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service or other financial covenants on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

SHPP RDA Loan – On November 6, 2012, SunLink Healthcare Professional Property, LLC, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of

Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC (formerly known as SunLink Homecare Services, LLC) entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company.

Termination and Repayment of Credit Facility – On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. As of December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Financing costs and expenses related to the Credit Facility of $2,710 were amortized over the modified life of the Credit Facility. Amortization expense was approximately $0 and $42, respectively, for the three months ended March 31, 2013 and 2012 and $188 and $126, respectively, for the nine months ended March 31, 2013 and 2012.

Note 10. – Income Taxes

Income tax benefit of $371 ($369 federal tax benefit and $2 state tax benefit) and income tax benefit of $433 ($434 federal tax benefit and $1 state tax expense) was recorded for the three months ended March 31, 2013 and 2012, respectively.

Income tax benefit of $2,025 ($1,735 federal tax benefit and $290 state tax benefit) and income tax benefit of $2,193 ($1,822 federal tax benefit and $371 state tax benefit) was recorded for the nine months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the Company had $2,418 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $10,211. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2010 through March 31, 2013:

Balance at July 1, 2010	$71
Reduction for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reduction for tax positions of prior years	(18)

Balance at June 30, 2012	19
Reduction for tax positions of prior years	(8)

Balance at March 31, 2013	$11

Note 11. – Commitments and Contingencies

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. On March 8, 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as summer 2013.

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

Office of Inspector General Investigation

In March 2013, one of the Company’s hospital subsidiaries received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena requests documents concerning possible false or fraudulent claims made for services provided by a third-party service provider and billed by the subsidiary. The subpoena also seeks information about the subsidiary’s relationship with the service provider, including financial arrangements. The subsidiary is continuing to cooperate with the government with respect to ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. The Company cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Internal Revenue Service

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS. In May 2013, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. If the IRS were to prevail on all matters in dispute, the Company would be liable for potential federal income tax liabilities of up to $434, plus interest and penalties, if any. The Company believes that its positions with respect to the deductions are supported by, and consistent with, applicable tax law. The Company is challenging the proposed adjustment and will file a formal protest with the Office of Appeals Division within the IRS. See Note 10, Income Taxes, for further disclosures on the Company’s income taxes.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$924	$846	$27	$1,065
2 years	907	435	20	1,005
3 years	2,343	107	0	890
4 years	675	61	0	782
5+ years	13,763	17	0	6,891

	$18,612	$1,466	$47	$10,633

At March 31, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s condensed consolidated balance sheet at March 31, 2013 is a liability of $47 for one physician guarantee. SunLink expensed $45 and $57 on physician guarantees and recruiting for the three months ended March 31, 2013 and 2012, respectively. SunLink expensed $96 and $311 on physician guarantees and recruiting for the nine months ended March 31, 2013 and 2012, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2013.

Note 12. – Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $268 and $239 for legal services to these law firms in the three months ended March 31, 2013 and 2012, respectively, and $796 and $743 for legal services to these law firms in the nine months ended March 31, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheet at March 31, 2013 and June 30, 2012 is $281 and $644, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information as of March 31, 2013 and 2012 and for the three and nine months then ended March 31, 2013 and 2012 is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
As of for the three months ended March 31, 2013
Net revenues from external customers	$18,824	$10,416	$0	$29,240
Operating profit (loss)	689	406	(1,363)	(268)
Depreciation and amortization	657	183	182	1,022
Assets	42,217	11,828	17,653	71,698
Expenditures for property, plant and equipment	902	127	0	1,029
As of for the nine months ended March 31, 2013
Net revenues from external customers	$56,375	$26,405	$0	$82,780
Operating profit (loss)	(394)	272	(3,611)	(3,733)
Depreciation and amortization	2,017	521	457	2,995
Assets	42,217	11,828	17,653	71,698
Expenditures for property, plant and equipment	1,725	416	23	2,164
As of and for the three months ended March 31, 2012
Net revenues from external customers	$19,813	$11,541	$0	$31,354
Operating profit (loss)	135	63	(1,252)	(1,054)
Depreciation and amortization	753	240	137	1,130
Assets	53,064	11,885	17,806	82,755
Expenditures for property, plant and equipment	84	109	11	204
As of and for the nine months ended March 31, 2012
Net revenues from external customers	$56,588	$29,968	$0	$86,556
Operating profit (loss)	290	(160)	(3,752)	(3,622)
Depreciation and amortization	2,238	703	408	3,349
Assets	53,064	11,885	17,806	82,755
Expenditures for property, plant and equipment	247	320	50	617

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

•

the possible enactment of additional Federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicaid waivers, competitive bidding, and other reforms);

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to an mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K.

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

Although the Company, as part of its on-going business, continues to evaluate certain rural and exurban hospitals and healthcare businesses, which may be for sale, and monitor other selected rural and exurban healthcare acquisition targets which it believes might become available for sale or lease, the Company has limited capital resources and may not be able to finance potential acquisitions on commercially reasonable terms or at all. Furthermore, if the Company’s future actions allow it to go private, the Company may also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company.

Going Private Strategy

On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on February 1, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of $100 upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company has approximately 9,443,334 common shares issued and outstanding and held by approximately 480 stockholders of record.

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Board and management each believes that deregistering the Company’s common shares will result in significant cost savings. Since the Odd Lot Tender Offer did not result in the Company’s qualifying to deregister with the SEC, the Board will likely consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of a limited number of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests. For an extended discussion of the purposes and reasons for going private, see Section 2 of the Company’s Offer to Purchase filed as Exhibit 99.A.1.A to the Company’s Schedule 13E-3 filed with the SEC on February 5, 2013.

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

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2013	2012	% Change	2013	2012	% Change
Net Revenues - Healthcare Facilities	$18,824	$19,813	-5.0%	$56,375	$56,588	-0.4%
Net Revenues - Specialty Pharmacy	10,416	11,541	-9.7%	26,405	29,968	-11.9%

Total Net Revenues	29,240	31,354	-6.7%	82,780	86,556	-4.4%
Costs and expenses	(29,415)	(31,477)	-6.6%	(86,655)	(90,519)	-4.3%
Impairment of property, plant and equipment	—	—	N/A	(789)	—	N/A
Impairment of goodwill	—	(931)	N/A	—	(931)	N/A
Electronic Health Records incentives	(93)	—	N/A	931	1,272	-26.8%

Operating profit	(268)	(1,054)	74.6%	(3,733)	(3,622)	-3.1%
Interest expense	(301)	(1,071)	-71.9%	(1,507)	(3,405)	-55.7%
Interest income	1	8	-87.5%	1	10	-90.0%

Loss from continuing operations before income taxes	$(568)	$(2,117)	73.2%	$(5,239)	$(7,017)	25.3%

Healthcare Facilities Segment:
Admissions	934	956	-2%	2,619	2,763	-5%
Equivalent admissions	2,988	3,166	-6%	8,985	9,525	-6%
Surgeries	389	395	-2%	1,377	1,360	1%
Revenue per equivalent admission	$6,250	$6,232	0%	$6,254	$5,922	6%

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

Healthcare Facilities Segment

Net revenues for the three months ended March 31, 2013 were $18,824 with a total of 2,988 equivalent admissions and revenue per equivalent admission of $6,250 compared to net revenues of $19,813 with a total of 3,166 equivalent admissions and revenue per equivalent admission of $6,232 for the quarter ended March 31, 2012. Net revenues for the nine months ended March 31, 2013 were $56,375 with a total of 8,985 equivalent admissions and revenue per equivalent admission of $6,254 compared to net revenues of $56,588 with a total of 9,525 equivalent admissions and revenue per equivalent admission of $5,922 for the nine months ended March 31, 2012.

The following table sets forth the percentage of net patient revenues from major payor sources for the Company’s four hospitals during the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Source:
Medicare	42.0%	43.1%	42.8%	42.8%
Medicaid	13.5%	16.4%	13.3%	14.9%
Self-pay	15.1%	8.5%	15.0%	12.1%
Managed Care Insurance & Other	29.4%	32.0%	28.9%	30.2%

	100.0%	100.0%	100.0%	100.0%

Medicare, Medicaid and Managed Care Insurance and Other decreased in the three and nine months ended March 31, 2013 due to decreased volumes as compared to the prior year periods. Additionally, Medicaid as a percentage of total revenues decreased in the three months and nine months ended March 31, 2013 compared to the comparable prior year periods due to decreased state supplemental payments at our Mississippi and Missouri hospitals. State supplemental payments decreased $80 and $216, respectively, in the three and nine months ended March 31, 2013 compared to the prior year periods. Self-pay as a percentage of total revenues increased in the three and nine months ended March 31, 2013 due to increased self-pay revenues. Self-pay revenues increased $1,803 and $2,097 for the three and nine months ended March 31, 2013, respectively, as compared to prior year periods.

Specialty Pharmacy Segment

Specialty Pharmacy net revenues for the three months ended March 31, 2013 was $10,416, a decrease of $1,125, or 9.7%, from $11,541 for the three months ended March 31, 2012. Specialty Pharmacy net revenues for the nine months ended March 31, 2013 was $26,405, a decrease of $3,563, or 11.9%, from $29,968 for the nine months ended March 31, 2012. The decreases were due to the unfavorable impact of the increased availability and utilization of generic drugs, a decrease in the sale of a seasonal infusion therapy drug, the termination of an institutional pharmacy management contract and reductions in Medicaid and other reimbursement, offset somewhat by the favorable impact of drug price inflation and script growth.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $18,123 and $18,747 for the three months ended March 31, 2013 and 2012, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $55,968 and $55,367 for the nine months ended March 31, 2013 and 2012, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Salaries, wages and benefits	58.0%	54.9%	58.3%	57.1%
Supplies	11.5%	10.7%	12.0%	11.1%
Purchased services	7.6%	7.8%	8.2%	8.5%
EHR incentive payments	0.5%	0.0%	-1.6%	-1.9%
Other operating expenses	13.9%	15.7%	16.7%	17.3%
Rent and lease expense	1.8%	2.1%	2.0%	2.3%
Depreciation and amortization expense	3.5%	3.8%	3.6%	4.0%

Salaries, wages and benefits increased as a percentage of net revenue in the three and nine months ended March 31, 2013 due to increased employee medical claims incurred as compared to the three and nine months ended March 31, 2012.

Supplies increased as a percentage of net revenue in the three and nine months ended March 31, 2013 due to expansion of services at two hospitals and an increase in the number of orthopedic surgeries performed as compared to the three and nine months ended March 31, 2012.

EHR incentive payments as a percentage of net revenue was a positive 0.5% for the three months ended March 31, 2013 due to a decrease in the amount of Medicaid EHR to be paid by Missouri Medicaid in the amount of $93. The Company was notified of this decrease in payment during the quarter ended March 31, 2013.

Other operating expenses decreased or the three and nine months ended March 31, 2013 compared to the comparable prior year periods due to decreased insurance expense.

Rent and lease expense decreased in the three and nine months ended March 31, 2013 due to non-renewal of several building leases used in clinic operations.

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 were $657 and $753, respectively. Depreciation and amortization expense for the nine months ended March 31, 2013 and 2012 were $2,017 and $2,238, respectively. The decrease in the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012 was due to assets being fully depreciated in the current year periods as compared to the prior year periods. Also contributing to the decrease for the three and nine months ended March 31, 2013 was the impairment of certain long-lived assets in the nine months ended March 31, 2013 which decreased the amount of depreciation on the remaining long-lived assets.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $10,010 and $11,478 for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $26,133 and $30,128, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cost of goods sold	70.3%	72.9%	68.5%	70.6%
Salaries, wages and benefits	16.5%	15.4%	19.2%	17.7%
Provision for bad debts	0.5%	1.7%	1.2%	1.7%
Supplies	0.5%	0.4%	0.6%	0.6%
Purchased services	3.2%	2.9%	3.7%	3.3%
Other operating expenses	2.7%	3.2%	3.1%	3.5%
Rent and lease expense	0.7%	0.8%	0.8%	0.8%
Depreciation and amortization expense	1.8%	2.1%	2.0%	2.3%

Cost of goods sold as a percent of net revenues decreased in the three and nine month periods ended March 31, 2013 as compared to the comparable periods of the prior year due the current period decreases in sales of certain infusion therapy products, which have a higher cost of sales as a percentage of net revenues, favorable purchasing contracts negotiations, the favorable impact of the increased availability and utilization of generic drugs, the favorable dollar effect of drug price inflation and improved margins for the institutional pharmacy business.

Salaries, wages and benefits as a percent of net revenues increased in the three and nine month periods ended March 31, 2013 as compared to the comparable periods of the prior year due to the increased staffing requirements related to the implementation of improved software systems and system controls and procedures and net growth in the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three month period ended March 31, 2013 as compared to the comparable periods of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Purchased services as a percent of net revenues increased in the three and nine month periods ended March 31, 2013 as compared to the comparable periods of the prior year primarily due to the increased usage of contracted operations consulting services.

Other operating expenses as a percent of net revenues decreased in the three and nine month periods ended March 31, 2013 as compared to the comparable periods of the prior year due to lower insurance costs and the positive effects of cost-cutting measures.

Depreciation and amortization expense as a percent of net revenues decreased in the three and nine month periods ended March 31, 2013 as compared to the comparable periods of the prior year due to assets being fully depreciated in the current periods as compared to the comparable periods of the prior year.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company, owns a hospital facility and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are unlikely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the nine months ended March 31, 2013.

On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which CCHB had the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver which has taken over operations of the third-party operator. However, the option period expired without CCHB exercising the option and CAMA plans to have the receivership terminated. The operating license for use of the property as a hospital has been revoked and CAMA has terminated the property lease with the third-party operator. CAMA is currently investigating alternative uses of the property but no definitive use plan has been finalized.

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

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,375 and $1,252 for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, cost and expenses for Corporate Overhead including depreciation and amortization, was $3,623 and $3,752, respectively.

Operating Loss

SunLink had an operating loss of $268 and $1,054 for the three months ended March 31, 2013 and 2012, respectively, and an operating loss of $3,733 and $3,622 for the nine months ended March 31, 2013 and March 31, 2012, respectively. The decreased operating loss for the three months ended March 31, 2013 compared to the prior year period resulted from decreases in cost of goods sold and insurance expense, partially offset by decreased net revenues. The operating loss for the nine months ended March 31, 2013 resulted from lower revenues combined with increased supplies expense due to increased surgical procedures offset somewhat by a decrease in other operating expenses as a result of the decrease in insurance expense.

Interest Expense

Interest expense was $301 and $1,071 for the three months ended March 31, 2013 and 2012, respectively and $1,507 and $3,405 for the nine months ended March 31, 2013 and 2012, respectively. Interest expense for the three and nine months ended March 31, 2013 decreased from the same periods last year due to due to lower outstanding debt and a decrease in interest rates.

Income Taxes

Income tax benefit of $371 ($369 federal tax benefit and $2 state tax benefit) and income tax benefit of $433 ($434 federal tax benefit and $1 state tax expense) was recorded for the three months ended March 31, 2013 and 2012, respectively.

Income tax benefit of $2,025 ($1,735 federal tax benefit and $290 state tax benefit) and income tax benefit of $2,193 ($1,822 federal tax benefit and $371 state tax benefit) was recorded for the nine months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the Company had $2,418 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $10,211. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $197 ($0.02 loss per fully diluted share) for the quarter ended March 31, 2013 compared to loss from continuing operations of $1,684 ($0.18 loss per fully diluted share) for the quarter ended March 31, 2012. Loss from continuing operations was $3,214 ($0.34 loss per fully diluted share) for the nine months ended March 31, 2013 compared to loss from continuing operations of $4,824 ($0.52 loss per fully diluted share) for the quarter ended March 31, 2012. The decreased loss for the three and nine months ended March 31, 2013 resulted from decreased operating loss and interest expense partially offset by decreased income tax benefit as compared to the comparable prior year three and nine month periods.

Earnings from discontinued operations of $11 for the three months ended March 31, 2013 resulted from pre-tax loss from operations of Dexter of $38, pre-tax gain from the sale of Dexter of $65, and pre-tax earnings from operations of Memorial of $28. The earnings from discontinued operations for the three months ended March 31, 2013 also was also partially due to $34 of losses resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended March 31, 2013 was $10. Earnings from discontinued operations of $5,539 for the nine months ended March 31, 2013 resulted from Dexter pre-tax earnings from operations of $717, pre-tax gain from the sale of Dexter of $8,457, pre-tax losses from operations of Memorial of $86 and pre-tax gain from the sale of Memorial of $1,161. The earnings from discontinued operations for the nine months ended March 31, 2013 also was partially offset by $102 of losses resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the nine months ended March 31, 2013 was $4,608.

Net loss for the quarter ended March 31, 2013 was $186 ($0.02 loss per fully diluted share) compared to a net loss of $1,543 ($0.16 loss per fully diluted share) for the quarter ended March 31, 2012. Net earnings for the nine months ended March 31, 2013 was $2,325 ($0.25 earnings per fully diluted share) compared to a net loss of $4,033 ($0.43 loss per fully diluted share) for the nine months ended March 31, 2012.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and nine months ended March 31, 2013 and 2012, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Healthcare Facilities Adjusted EBITDA	$1,165	$1,788	$2,211	$3,425
Specialty Pharmacy Adjusted EBITDA	590	304	794	543
Corporate overhead costs	(1,001)	(1,085)	(2,954)	(3,310)
Taxes and interest expense	50	(699)	(4,100)	(1,680)
Other non-cash expenses and net change in operating assets and liabilities	(5,271)	59	(298)	366

Net cash provided by (used in) operations	$(4,467)	$367	$(4,347)	$(656)

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

During the first nine months of fiscal 2013, the Company sold two of its hospital facilities resulting in an approximate net gain after taxes of approximately $5,000. See “Discontinued Operations” below.

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in ten of the last eleven fiscal quarters through the quarter ending March 31, 2013. The Company lost $3,214 from continuing operations in the nine months ended March 31, 2013 after receipt of EHR incentive payments of $931 (which payments are anticipated to diminish significantly in fiscal 2013 and 2014 and end in fiscal 2015). Continuing losses from operations may have a material adverse effect on our liquidity.

In light of the current underperformance of the Company’s four current hospital facilities and its specialty pharmacy business, the Company has engaged advisors to evaluate and conduct the possible sale of three such hospital facilities. There can be no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

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

Subsidiary Loans

Callaway RDA Loan – SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of March 31, 2013, $455 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at March 31, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $254 are included on the balance sheet at March 31, 2013 as cash in escrow. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan – On July 11, 2012, SunLink, MedCare South, LLC (f/k/a SunLink Healthcare, LLC) (“MedCare”) and SHCH, an indirect wholly-owned subsidiary of the Company which owns Trace Regional Hospital in Houston, Mississippi (“Trace”), closed on the $9,975 Trace RDA Loan and up to a $1,000 Trace Working Capital Loan, each dated as of July 5, 2012. SHCH owns and operates Trace in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (5.25% at March 31, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to refinance a portion of the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds will be used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $381 are included on the balance sheet at March 31, 2013 as cash in escrow. The Trace RDA Loan contains certain covenants with respect to the ratio of current assets to current liabilities and debt service coverage, fixed charge coverage and funded debt to EBITDA, all as defined in the Trace RDA Loan Agreement and measured at the end of each fiscal quarter. Both the Trace RDA Loan and the Trace Working Capital Loan are unconditionally guaranteed by the Company and MedCare, a wholly-owned intermediate holding company.

At December 31, 2012, SHCH was not in compliance with the debt service coverage ratio. On May 14, 2013, the non-compliance was waived as part of the “Amendment and Waiver to Loan Agreement” between SHCH and the lender (“Amendments”) for each of the Trace RDA and Working Capital Loans. The

Amendments also permanently modified certain financial covenants of the Loans. No action was taken by the lender as a result of this non-compliance under the Loans prior to the waiver being issued. At March 31, 2013, SHCH was in compliance with all the financial covenants of the loan. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service or other financial covenants on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

SHPP RDA Loan – On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

We used cash of $4,467 and $4,347 of cash from continuing operations during the three and nine months ended March 31, 2013, respectively. Cash used resulted from the loss from continuing operations, payment of income taxes of $2,116 and reductions in accounts payable and other accrued liabilities.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases, physician guarantees and interest on outstanding debt from continuing operations at March 31, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Physician Guarantees	Interest on Outstanding Debt
1 year	$924	$846	$27	$1,065
2 years	907	435	20	1,005
3 years	2,343	107	0	890
4 years	675	61	0	782
5+ years	13,763	17	0	6,891

	$18,612	$1,466	$47	$10,633

At March 31, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. Included in the Company’s consolidated balance sheet at March 31, 2013 is a liability of $47 for one physician guarantee. SunLink expensed $45 and $57 on physician guarantees and recruiting for the three months ended March 31, 2013 and 2012, respectively. SunLink expensed $96 and $311 on physician guarantees and recruiting for the nine months ended March 31, 2013 and 2012, respectively. The table above shows non-cancelable commitments under physician guarantee contracts as of March 31, 2013.

At March 31, 2013, we had outstanding long-term debt of $18,612 of which $4,934 was incurred under the Callaway RDA Loan, $9,182 was incurred under the Trace RDA Loan, $2,083 was incurred under the SHPP RDA Loan, $2,302 was incurred under the Carmichael Notes, and $111 was related to capital leases.

Discontinued Operations

Dexter Hospital – On March 31, 2013, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consist of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and will do so through a transition period ending June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds from the sale were used to pay off the outstanding balance of the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2013 and 2012

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the March 31, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2012. Retained liabilities consist of liabilities incurred prior to July 2, 2012. Approximately $7,500 of the net proceeds from the sale was used to repay a portion of the Company’s senior credit facility under the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three nine month periods ended March 31, 2013 and 2012 and as of June 30, 2012.

Related Party Transactions

A director of the Company and our company secretary (who was a director of SunLink until November 2003 and is now a director emeritus) are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $268 and $239 for legal services to these law firms in the three months ended March 31, 2013 and 2012, respectively, and $796 and $743 for legal services to these law firms in the nine months ended March 31, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheet at March 31, 2013 and June 30, 2012 is $281 and $644, respectively, of amounts payable to these law firms.

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. On March 8, 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as summer 2013.

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

Office of Inspector General Investigation

In March 2013, one of the Company’s hospital subsidiaries received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena requests documents concerning possible false or fraudulent claims made for services provided by a third-party service provider and billed by the subsidiary. The subpoena also seeks information about the subsidiary’s relationship with the service provider, including financial arrangements. The subsidiary is continuing to cooperate with the government with respect to ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. The Company cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Internal Revenue Service

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS. In May 2013, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. If the IRS were to prevail on all matters in dispute, the Company would be liable for potential federal income tax liabilities of up to $434, plus interest and penalties, if any. The Company believes that its positions with respect to the deductions are supported by, and consistent with, applicable tax law. The Company is challenging the proposed adjustment and will file a formal protest with the Office of Appeals Division within the IRS.

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

We may not be able to maintain adequate liquidity due to various reasons, including one or more of the following: continuing losses from operations, a decline in demand for our service due to adverse macroeconomic conditions; reduced levels of EHR incentive payments, insufficient availability of financing for working capital; an inability to obtain replacement financing for our former Credit Facility, an inability to meet conditions to drawing under facility based revolving credit; or defaults under our existing debt.

Although, historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at March 31, 2013, was $7,733 and our Trace hospital subsidiary have a $1,000 revolving line of credit facility (none of which was available to draw as of March 31, 2013), future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

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

If we go private, holders of our securities will be subject to the risks of an investment in a private rather than a public company.

In the event the Company is able to deregister its common stock under the Exchange Act, holders of our securities will be subject to the risks of an investment in a private rather than a public company. We cannot tell you when or if the Company will be entitled to deregister. Upon any deregistration of our shares, our duty to file periodic reports with the SEC will be suspended for as long as we have fewer than 300 record shareholders, and we will no longer be a public reporting company. In addition, we will be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company is able to deregister, SunLink shares will no longer be listed on the NYSE Amex Equities stock exchange, and there may not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued

trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares will depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act may further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We may also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company.

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

ITEM 6.	EXHIBITS

Exhibits:

10.29	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company.

10.30	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2013 and 2012 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 15, 2013