Form 10-K
period 2013-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2013-09-27
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 27, 2013, there were 9,443,408 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2012 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $3,549,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 11, 2013, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

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

•

increases in uninsured and/or underinsured patients due to unemployment, higher deductibles and co-insurance, terms of health insurance coverage or other conditions resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansion and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under debt agreements;

•	the ability or inability to refinance existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of government payors, insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare services, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments, including both software and hardware; and,

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the regulatory environment for our businesses, including state certificate of need laws, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

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

•

the possible enactment of additional federal healthcare reform laws or reform laws in states where we operate hospital and pharmacy facilities (including Medicare and Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are a provider of healthcare services in certain markets in the United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of the ownership of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Our Healthcare Facilities Segment subsidiaries own and operate a total of four community hospitals in three states. Our community hospitals are acute care hospitals and have a total of 232 licensed beds. As part of the community hospital operations, our subsidiaries currently also operate two nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of the community hospitals. The nursing homes have a total of 166 licensed beds. A subsidiary also owns a hospital building that is currently being re-purposed as a multi-tenant medical park. Our Specialty Pharmacy Segment subsidiary operates a specialty pharmacy business in Louisiana with four service lines.

SunLink’s executive offices are located at 900 Circle 75 Parkway, Suite 1120, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is “www.sunlinkhealth.com.” Information contained on our website does not constitute part of this report. Any materials we file with the Securities and Exchange Commission (“SEC”) may be read at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we file with the SEC may also be read and copied at or through our website or at the Internet website maintained by the SEC at www.sec.gov.

History

We are an Ohio corporation incorporated in June 1959. In 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. We subsequently have acquired two hospitals and sold three hospitals and three home health businesses. We also sold the operations of one hospital to a buyer who leased the hospital building from us but which subsequently ceased its hospital operations. In 2008 a wholly-owned subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) which provides services to patients in rural communities in southwest Louisiana and eastern Texas.

Business Strategy: Operations, Dispositions and Acquisitions, and Going Private

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare acquisitions and dispositions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing and long-term care homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

Operations Strategy

Our operational strategy seeks to improve the operations and profitability of our community hospitals by reducing out-migration of patients, recruiting physicians, expanding services and implementing and maintaining effective cost controls (including terminating and/or replacing unprofitable services). Our operational strategy for the nursing homes is similar to that for the community hospitals and is focused on expanding services and implementing and maintaining effective cost controls. Our operational strategy for our Specialty Pharmacy segment is focused on increasing market share, expanding services, and implementing and maintaining effective cost controls.

Disposition and Acquisition Strategy

Our efforts over the last two years have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. In July 2012, we sold our Adel, Georgia hospital and its related nursing home, and in December 2012, we sold our Dexter, Missouri hospital and its related home health agency. We currently have engaged advisors to advise us on and to assist us with the possible sale of three other hospital facilities.

Although the Company’s situation could change, based on our current financial position as well as uncertainties in the healthcare industry, we are not actively seeking acquisitions for either our Healthcare Facilities Segment or our Specialty Pharmacy Segment. However, during the last fiscal year, we have evaluated certain rural and exurban hospitals and healthcare facilities and businesses which were for sale and monitored other selected healthcare acquisition targets which we believed might become available for sale. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

Historically, we have targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our markets generally experience (1) less direct competition although competition has increased substantially in recent years in each market, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunities for future growth. The focus of acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, our financial position, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations and other factors.

Extensive competition exists for healthcare facility acquisitions, primarily from for-profit management companies and not-for-profit entities which may have greater financial and other resources than SunLink. Competition for the acquisition of non-urban acute care hospitals, related services (such as physician clinics and practices), and other healthcare facilities could have an adverse effect on our ability to acquire such healthcare businesses on favorable terms or at all.

We believe there may be opportunities for acquisitions or dispositions of individual hospitals in the future due to, among other things, continued negative trends in certain government reimbursement programs and other factors. We also believe there may be opportunities for the acquisition or disposition of individual or groups of hospitals in the future as other not-for profit and for-profit hospital operators seek to re-align the focus of their portfolios. Certain of these hospitals may be closed (such as our Clanton, Alabama hospital) and our evaluation could focus on re-opening them with different or additional services which are needed in the community and which may or may not include acute-care services and may not require a hospital Certificate of Need (“CON”) or license.

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

Going Private Strategy

On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on February 1, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company had approximately 9,443,000 common shares issued and outstanding and held by approximately 480 stockholders of record.

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Board and management each continues to believe that deregistering the Company’s common shares would result in significant cost savings. Since the Odd Lot Tender Offer did not result in the Company’s qualifying to deregister with the SEC, the Board will likely consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests. For an extended discussion of the purposes and reasons for going private, see Section 2 of the Company’s Offer to Purchase filed as Exhibit 99.A.1.A to the Company’s Schedule 13E-3 filed with the SEC on February 5, 2013.

Healthcare Facilities Operations

SunLink’s Healthcare Facilities Segment is composed of three operational areas:

•	Four community hospital in three states, having an aggregate of 232 beds, each of which is owned by a SunLink subsidiary;

•

Two nursing homes with an aggregate of 166 beds, each of which nursing home is owned by a hospital subsidiary and located adjacent to, or in close proximity with its corresponding community hospital; and

•	Our Clanton, Alabama facility which is currently being re-purposed as a multi-tenant medical park.

Owned Hospitals

All of the hospitals which our subsidiaries operate are owned. The following sets forth certain information with respect to each of the four community hospitals:

•

Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). It includes a 12-bed obstetric department, a four-bed intensive care unit

(“ICU”) a 33-bed medical/surgical/pediatrics unit, and 10-bed geriatric psychiatric unit (“GPU”). Chestatee is the only hospital in its primary service area of Lumpkin and Dawson Counties.

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County. The Company has a 24-bed CON to add a 10-bed inpatient geriatric psychiatric program. North Georgia also leases a 41,985 square foot multi-purpose medical building from another SunLink subsidiary.

•

Trace Regional Hospital (“Trace”), located in Houston, Chickasaw County, Mississippi, consists of a JCAHO accredited 84-licensed-bed, acute care hospital, which includes a 15-bed GPU, and Floy Dyer Manor Nursing Home, a 66-bed nursing home. Trace is the only hospital in Chickasaw County.

•

Callaway Community Hospital (“Callaway”), located in Fulton, Callaway County, Missouri, consists of a 49-licensed-bed, JCAHO accredited, acute care hospital which includes a 19-bed GPU. Callaway is the only hospital in Callaway County.

A subsidiary also owns the Careside Medical Park (“Careside”) hospital building located in Clanton, Chilton County, Alabama which is being repurposed as a multi-tenant medical park.

Hospital Operations

Utilization of Local Hospital Management Teams

We believe that the long-term potential of our subsidiary hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain physicians. Each subsidiary hospital has developed and continuously seeks to implement an operating plan designed to improve efficiency and increase revenue including, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

Each subsidiary hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. The quality of the on-site hospital management team is critical to the success of our hospitals. The on-site management team is responsible for implementing the operating plan under the guidance of the board of directors for the applicable subsidiary. Each subsidiary hospital management team participates in a performance-based compensation program based upon the achievement of operational, clinical and financial goals set forth in the operating plan.

Each subsidiary hospital management team is responsible for the day-to-day operations of its hospital. Each subsidiary has access to support services, assistance, and advice in certain areas, including strategic planning, physician recruiting and relationship management, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, capital financing, tax and insurance some of which may be provided by SunLink or other SunLink subsidiaries. Financial controls are maintained through the utilization of policies and procedures and monitoring by the subsidiary board of directors. Each subsidiary hospital has contracted with the HealthTrust Group Purchasing Organization, a purchasing group used by a large number of community hospitals, for certain supplies and equipment.

Expansion of Services and Facilities

Each subsidiary hospital seeks to add services at on an as-needed basis in order to improve access to quality healthcare services in the communities it serves, with the ultimate goal of reducing the out-migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians; therefore, physician recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities. Additional and expanded services and improvements add to each subsidiary hospital’s quality of care and reputation in the community, reducing out-migration and increasing patient referrals and revenue. Each hospital endeavors to provide a quality, patient-friendly emergency room as a critical component of its local service offering and which is intended to function as each facility’s “window to the community”.

Medical Staff

The number and quality of physicians affiliated with a hospital directly affects the quality and availability of patient care and the reputation of the hospital. Physicians generally may terminate their affiliation with a hospital at any time. Each subsidiary hospital seeks to retain primary care physicians of varied physician specialties on its medical staff to attract other qualified physicians. Physicians generally refer patients to a hospital primarily on the basis of the perceived quality of services the hospital renders to patients and physicians; the quality of other physicians on the medical staff; the location of the hospital; and the quality of the hospital’s facilities, equipment and employees. Accordingly, each subsidiary hospital strives to provide quality facilities, equipment, employees and services for physicians and their patients.

Physician Recruiting

Each subsidiary hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management team, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. Increasingly, each of our subsidiary hospitals has employed physicians to better align physician performance with hospital goals through employment relationships. Many hospitals and hospital systems are attempting to improve clinical and financial results by employing physicians. For newly recruited non-employed physicians, the hospital generally guarantees such physicians a minimum level of gross receipts during an initial period, generally of one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Currently, 20 physicians are employed by our subsidiary hospitals and three are under physician guarantee contracts. Each hospital periodically evaluates each doctor and may terminate employment based on doctor performance and the needs of each facility. Physician recruiting has become more challenging and such recruiting will continue to remain challenging due to various factors including healthcare reform and market forces. The costs of recruiting and retaining physicians are also expected increase as more physicians are employed and salaries and support costs increase.

Quality Assurance

Each hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each subsidiary hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations, also known as JCAHO.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facility subsidiaries included in continuing operations as of June 30 for the periods indicated.

	Fiscal Years Ended June 30,
	2013	2012	2011
Hospitals owned or leased at end of period	4	4	4
Licensed hospital bed (at end of period)	232	232	232
Hospital beds in service (at end of period)	173	173	173
Nursing home beds in service (at end of period)	166	166	166
Admissions	3,448	3,525	4,148
Equivalent Admissions (1)	11,542	12,522	12,642
Average Length of Stay (2)	4.8	3.7	3.7
Patient days	16,627	12,880	15,312
Adjusted patient days (3)	57,112	44,333	45,944
Occupancy rate (% of licensed beds)(4)	19.64%	15.21%	18.08%
Occupancy rate (% of beds in service)(5)	26.33%	20.40%	24.25%
Net patient service revenues (in thousands)	$74,911	$75,090	$80,428
Net outpatient service revenues (in thousands)	$27,584	$39,258	$43,275
Net revenue per equivalent admissions	$6,459	$5,966	$6,350
Net outpatient service revenues (as a % of net patient service revenues)	36.82%	52.28%	53.81%

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
(3)

Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each subsidiary hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.

(4)	Percentages are calculated by dividing average daily census by the average number of licensed hospital beds.
(5)	Percentages are calculated by dividing average daily census by the average number of hospital beds in service.

Sources of Revenue

Each subsidiary hospital receives payments for patient care from federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. All of SunLink subsidiary hospitals are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. TriCare is a federal program for the healthcare of certain U.S. military personnel and their dependants. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2013	2012	2011
Source
Medicare	80.8%	68.3%	71.8%
Medicaid	6.2%	10.0%	10.1%
Private and Other Sources	13.0%	21.7%	18.1%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2013	2012	2011
Source
Medicare	41.1%	41.1%	42.0%
Medicaid	15.5%	16.7%	15.9%
Private and Other Sources	43.4%	42.2%	42.1%

	100.0%	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of Medicare patient days increased significantly in fiscal year 2013 due to the opening of the geriatric psychiatric units (“GPU”) at two hospital facilities. Total patient days for the two new GPUs were 28% of total patient days, or 4,671. The percentage of patient revenues attributable to outpatient services has increased in recent years, primarily as a result of medical technology advances that allow more services to be provided on an outpatient basis and from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations (“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most hospitals, including our own, for the services provided. Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges of most hospitals. See “Item 1. Business—Government Reimbursement Programs—Medicare/Medicaid Reimbursement”.

Competition

Among the factors which we believe influence patient selection among hospitals in our subsidiary hospital markets are:

•	The appearance and functionality of the healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of the hospital in plans which pay a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities because they are the primary provider of healthcare services in their respective communities. However, our subsidiary hospitals face competition from larger tertiary care centers and, in most cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-profit hospitals, as well as various for-profit hospitals operating in the broader service area of our subsidiary hospitals, likely have greater access to financial resources than do our subsidiary hospitals.

Managed Care

Each subsidiary hospital is affected by its ability to negotiate service contracts with purchasers of group healthcare services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Nevertheless, a significant portion of hospital patients in our communities in which our subsidiary hospitals operate are covered by managed care or other reimbursement programs, all of which generally pay less than established charges for hospital services.

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

Efforts to Control Healthcare Costs

The hospital industry, including all of the hospitals owned and operated by SunLink’s subsidiaries, continues to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically hospitals owned and operated by SunLink’s subsidiaries have responded to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs (such as geriatric psychiatric units) and adding or expanding certain inpatient and ancillary services. Currently we expect our subsidiaries’ hospitals will continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the ACA are taking effect in 2013, 2014 or 2015 and many of the rules and regulations that implement the provisions of the ACA have not been finalized, it is difficult to predict the impact the ACA will have on the hospital facilities. However, we believe it is likely that the implementation or interpretation of such rules and regulations or the provisions of the ACA may be having an adverse effect on our financial condition and results of our operations.

Government Reimbursement Programs

A significant portion of SunLink’s healthcare facilities net revenues are dependent upon reimbursement to our subsidiaries’ hospitals from Medicare and Medicaid. The Centers for Medicare and Medicaid Services or “CMS” is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). Although the federal government generally reviews payment rates under its various programs annually, changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government which currently begins on October 1 and ends on September 30 of each year.

Medicare Inpatient Reimbursement

The Medicare program currently pays hospitals under the provisions of a prospective payment system for most inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related groups (“DRGs”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

DRG rates are usually adjusted by an update factor each federal fiscal year (“FFY”). The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the CMS Market Basket Index, reduced by congressionally mandated reduction factors and other factors imposed by CMS.

DRG rate increases were 1.1% and 2.8% for FFY 2012 and 2013, respectively, and currently is 0.7% for FFY 2014. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. Beginning in FFY 2012 the market basket rate began to be reduced by two such reduction factors. First as required by the ACA, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of perceived excess aggregate payments in FFY 2008 and FY 2009 that did not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS was required to recoup the entire amount of FFY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FFY 2012. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiaries’ hospitals, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers, including to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, 0.10% for FFY 2012 and 0.10% in FFY 2013; and will be reduced by 0.30% in FFY 2014, by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2013.

•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria were effective for FFYs 2011 through 2013. Effective FFY 2014, the low-volume hospital definition and payment adjustment methodology returned to the pre-FFY 2011 definition and methodology.

Each of SunLink’s subsidiaries’ hospitals is an eligible hospital under one or more provisions of ACA and ATRA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2012 and 2013 the update factors were 3.0% and 2.6%, respectively and for calendar year 2014 is expected to be 1.8%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiaries’ hospitals’ cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be partially added to, and reimbursed as portion of, the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the respective Medicare Auditor Contractor (“MAC”) from the prior cost report filing, and which are finally adjusted when cost reports are filed and audited.

Bad debts must meet the following criteria to be allowable:

•	the debt must be related to covered services and derived from deductible and coinsurance amounts; the provider must be able to establish that reasonable collection efforts were made;

•	the provider must be able to show the debt was actually uncollectible when claimed as worthless; and

•	the provider must be able to show sound business judgment established that there was no likelihood of recovery at any time in the future.

Amounts uncollectible from specific beneficiaries are charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs was reduced by 30% prior to October 1, 2013 and will be reduced by 35% beginning FFY 2014. Under the Medicare bad debt reimbursement provisions, our subsidiaries’ hospitals received an aggregate of approximately $1,442, $1,261 and $1,018 for 2010, 2011 and 2012, respectively. Our hospitals reported an aggregate amount of Medicare bad debt reimbursements of approximately $1,164 for 2013. The 2013 reported amounts are subject to final settlement of the fiscal year 2013 cost reports.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our subsidiaries’ hospitals were classified as disproportionate share hospitals at June 30, 2013. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2013, 2012 and 2011.

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

In the recent past, the states in which our subsidiaries operate hospitals have initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions often are triggered by one or more of the following factors: an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or significant increases in program utilization resulting from increased enrollment or budgetary pressures on the applicable states. The federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”).

On February 17, 2009, President Obama signed into law the “American Recovery and Reinvestment Act of 2009” (“ARRA”) This law provided a temporary increase in the state FMAPs during a 9-calendar quarter recession adjustment period retroactively, which began October 1, 2008 and which ended December 31, 2010.

Traditionally under the Medicaid law, each state’s FMAP is determined by a formula based on the relationship of each state’s per capita income to the national per capita income; the lower a state’s per capita income, the higher its FMAP. The FMAP is determined for each fiscal year and applies for states’ expenditures during that fiscal year. As a result of the temporary ARRA increase in the FMAP, reductions in Medicaid programs which were scheduled to take effect on July 1, 2009 in states where SunLink operates were postponed until January 1, 2011.

The states in which SunLink subsidiaries operate hospitals have implemented initiatives to decrease the Medicaid funds paid to providers. Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each subsidiaries’ hospitals’ capital cost allotment.

Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population.

In 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all Georgia hospitals receive reimbursement from three different contractors instead of a single source. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, two hospitals operated by a SunLink subsidiary in Georgia have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health.

If SunLink or our subsidiaries or any of their facilities were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, SunLink or the applicable subsidiary or facility could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition or results of operations.

Adoption of Electronic Health Records

Electronic Health Records (“EHR”) incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 (federal fiscal year is October 1 through September 30) and extending through federal fiscal year 2016, eligible hospitals participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

The Company accounts for EHR incentive payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when the applicable eligible subsidiary hospital has demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information needed for the full cost report year used for the final calculation of the EHR incentive reimbursement payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the CMS.

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ continuing and certain discontinued operations for fiscal year ended June 30, 2013 and for the continuing and certain discontinued operations for the fiscal year ended June 30, 2012. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012. EHR incentive payments received were as follows:

	2013			2012
	Medicare	Medicaid	Total	Medicare	Medicaid	Total
Continuing Operations	$4,121	$1,220	$5,341	$5,836	$1,549	$7,385
Discontinued Operations	1,136	248	1,384	2,685	808	3,493

	$5,257	$1,468	$6,725	$8,521	$2,357	$10,878

The amounts in the table above represent actual funds received from meeting the meaningful use requirements for Medicare and Medicaid programs. Amounts recognized may differ due to year-end adjustments and final settlement of cost reports.

SunLink’s subsidiaries’ hospitals seek to continue to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for available incentive payments. We believe their compliance will result in significant costs including professional services focused on successfully designing and implementing EHR solutions along with costs associated with the hardware and software components of the project. As a result of prior expenditures on information technology systems, the previously existing information technology systems at our subsidiaries’ hospitals already possessed certain components required for meaningful use of EHR technology. We continue to refine our budgeted costs and the expected reimbursement associated with subsidiaries hospitals’ use of EHR technology. We currently estimate that, at a minimum, the incremental total costs and capital expenditures incurred to comply with the EHR regulations will be recovered through improved reimbursement amounts over the projected lifecycle of our EHR technology initiative, although such incremental costs and capital expenditures, have to a great degree, predated the reimbursements.

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

All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenues, costs and expenses associated with the services provided by each subsidiary hospital to Medicare beneficiaries and Medicaid recipients.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and required all states to establish programs to contract with RACs by 2011. Currently all states where our subsidiaries operate have RAC programs, and all their facilities have had requests from the various RACs to review claims. To date since the commencement of the RAC program SunLink has experienced losses in the aggregate from audit adjustments of approximately $235, $65 and $36 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. Claims identified as overpayments are subject to the Medicare appeals process.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will continue to look closely at claims submitted by our subsidiaries’ facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of any future RAC audits.

In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The ACA increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.

SPECIALTY PHARMACY OPERATIONS

The Specialty Pharmacy Segment is operated through SunLink ScriptsRx, LLC (“ScriptsRx”), a wholly-owned subsidiary, and composed of four material service lines:

1.

Retail Pharmacy Products and Services, consisting of pharmacy sales at our three distribution facilities in Louisiana and including complementary products such as uniforms, vitamins, supplements and nutritionals.

2.

Institutional Pharmacy Services, consisting of the provision of specialty and non-specialty pharmaceuticals and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospices, and correctional facilities;

3.	Specialty Pharmacy Services, which ordinarily include one or more of the following elements:

•

The provision of products relating to infusion therapy, enteral feeding services, oncology and chemotherapy drug administration, and cardiac, diabetes, pain management, wound care, and psychiatric services;

•	Pharmaceutical or biological products administered via non-oral means, which are frequently through injectable or infusion therapies;

•	Products delivered to patients via express package or hand delivery and requiring special handling, such as constant refrigeration or having an extremely limited shelf life;

•	Products that generally are administered in a non-hospital setting, including physicians’ offices, specialty clinics or patients’ homes;

•	The provision of pharmaceuticals or biological products not managed under traditional outpatient prescription drug benefits; and,

•	Therapies that require complex care, patient education and continuous monitoring.

The major conditions these drugs treat include, but are not limited to: respiratory system weakness, cancer, HIV/AIDS, hemophilia, hepatitis C, multiple sclerosis, infertility, Crohn’s disease, rheumatoid arthritis, and growth hormone deficiency.

4.

Durable Medical Equipment Services, consisting primarily of products for patient-administered home care such as oxygen concentrator services, continuous positive airway pressure (“CPAP”) machines, nebulizers, diabetes management products, and prosthetics;

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Our ScriptsRx operations were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our financial condition or results of operation. The program has, however, been deferred indefinitely, and whether or not the program will be implemented in the future is unknown.

The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the prescription drug benefit were adopted in 2005.

Under MMA Medicare Part B covered drugs and biological products generally are paid based on the average sales price (“ASP”) methodology. The ASP methodology uses quarterly drug pricing data submitted to CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis. Principal products paid under the ASP methodology include certain oncology and renal dialysis drugs. Although, there are exceptions to this general rule which are listed in the latest ASP quarterly change request document and which exceptions generally are paid on a cost basis, such exceptions have not been and are not expected to be material to our operations.

Beginning in January 2008, CMS’s outpatient prospective payment system began paying for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings. Such outpatient price represented a decrease from ASP plus 6%.

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

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our ScriptsRx specialty pharmacy operations or that ScriptsRx will be able to operate its specialty pharmacy operations profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which it operates, or may seek to operate, in particular or that ScriptsRx would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

Competition

There are many companies which provide one or more of the healthcare operations which comprise or may compete with our specialty pharmacy operations of ScriptsRx. For example, home healthcare business companies, which may compete with our specialty pharmacy services, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations, such as Amedisys, Inc., Apria Healthcare Group, Inc., Gentiva Health Services, Inc., and Walgreen Co. Specialty pharmacy companies range from local or regional pharmacies to large public companies, such as Option Care, Inc., a subsidiary of Walgreen Co., CVS Caremark Corporation, Priority Healthcare Corporation and BioScrip, Inc. Institutional pharmacy companies likewise range from local or regional pharmacies to large public companies including Omnicare, Inc. and PharMerica Corporation.

Healthcare Regulation

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continue to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Hospital facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. All three states in which SunLink subsidiaries currently operate hospitals (Georgia, Mississippi and Missouri) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink subsidiaries currently operates nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

SunLink is unable to predict whether its subsidiaries’ healthcare facilities will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the states in which SunLink subsidiaries currently operate healthcare facilities. Any healthcare facility operated by SunLink in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our subsidiaries’ hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our subsidiaries’ hospitals will be able to comply with any new requirements.

Specialty Pharmacy Segment Regulation

Overview

Much like our subsidiaries’ healthcare facility operations, the operations of our Specialty Pharmacy Segment subsidiary are subject to various federal and state statutes and regulations governing their operations, including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross-jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs, as well as the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Specialty Pharmacy Segment have obtained the permits and/or licenses required to conduct its specialty pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on its specialty pharmacy business, and our financial condition or results of operations.

Mail Order Activities

ScriptsRx conducts the operations of our Specialty Pharmacy Segment. In addition to walk-in customers at its retail centers, it distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which ScriptsRx deliver or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to ScriptsRx’s operations, we believe its specialty pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to ScriptsRx specialty pharmacy operations, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicare program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

Advertising and Marketing Regulations

There are also other statutes and regulations which may affect advertising, marketing and distribution of pharmacy products. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds, when appropriate.

Healthcare Regulations of General Application

Licensing Requirements

Healthcare operations are subject to extensive federal, state and local licensing requirements. In order for our subsidiaries’ healthcare facilities to maintain their operating licenses, such healthcare facility operations must comply with strict standards concerning medical care, physical plant, equipment and hygiene. Various licenses and permits also are required in order to handle radioactive materials and operate certain equipment. All licenses, provider numbers, and other permits or approvals required to perform our business operations are held by individual subsidiaries of SunLink. Each of the hospital operating subsidiaries operates only a single hospital. SunLink’s four subsidiary owned hospitals are fully accredited by the JCAHO.

Drugs and Controlled Substances

Various licenses and permits are required by our subsidiaries’ healthcare facilities and by ScriptsRx’s specialty pharmacy business in order to dispense narcotics and operate pharmacies. All of our subsidiaries are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration (“FDA”), state Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed at each of our dispensing locations also must satisfy applicable state licensing requirements.

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

There is increasing scrutiny by law enforcement authorities, the OIG, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction and to reinterpret the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. In addition, the monitoring of compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, in 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

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

HIPAA Transaction, Privacy and Security Requirements

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that have required SunLink and our subsidiaries to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

A violation of the HIPAA regulations could result in civil money penalties of $1 per incident, up to a maximum of $25 per person, per year, per standard violated. HIPAA also provides for criminal penalties of up to $50 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100 and five years in prison for obtaining protected health information under false pretenses and up to $250 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is limited history of enforcement efforts by the federal government at this time, it is difficult to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our subsidiaries’ facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our subsidiaries’ facilities and require compliance with rules governing the use and disclosure of such health information, and they require our subsidiaries’ facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our subsidiaries’ facilities. In addition, our subsidiaries’ facilities are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

The HIPAA privacy regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations and standards. In conjunction with a private HIPAA consultant and HIPAA coordinators at each facility, individually tailored policies and procedures were developed and implemented and HIPAA privacy educational programs are presented to all employees and physicians at each facility. We believe all of our subsidiaries’ facilities are in compliance with current HIPAA privacy regulations.

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

The HHS regulations establish electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. The uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. We believe that the management information systems at our subsidiaries comply with HIPAA’s electronic data regulations and standards.

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

In conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, our subsidiaries have performed security assessments, and implemented individually tailored plans to apply required or addressable solutions and implemented a set of security policies and procedures. In addition, our subsidiaries developed and adopted an individually tailored comprehensive disaster contingency plan for each facility and presented a HIPAA security training program to all applicable personnel. We believe SunLink and our subsidiaries are in compliance with all aspects of the HIPAA security regulations.

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our facilities implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

ICD-10 Coding System

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2014, our subsidiaries are modifying payment systems and processes to prepare for the implementation. The ICD-10 code sets require significant administrative changes. We believe that the cost of compliance with these regulations has not had a material adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

Medical Waste Regulations

Our operations, especially our healthcare facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Based on our current level of operations, we do not anticipate that such compliance costs will have a material adverse effect on our cash flows, financial position or results of operations.

Regulatory Compliance Program

Our subsidiaries maintain a compliance programs under the direction of a risk manager. The compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as pharmacy and home healthcare operations. Each hospital designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital conducts annual training to re-emphasize its Code of Conduct and monitors its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

Professional Liability

As part of our business, our subsidiaries are subject to claims of liability for events occurring in the ordinary course of operations. To cover a portion of these claims, professional malpractice liability insurance and general liability insurance are maintained in amounts which are commercially available and believed to be sufficient for operations as currently conducted, although some claims may exceed the scope or amount of the coverage in effect.

The recorded liability for professional liability risks of our subsidiaries’ operations includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition of healthcare businesses. These estimates are based on actuarially determined amounts.

Environmental Regulation

We believe our subsidiaries are in substantial compliance with applicable federal, state and local environmental regulations. To date, compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our consolidated results of operations, consolidated financial condition or competitive position. Similarly, we have not had to make material capital expenditures to comply with such regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 27, 2013, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	64
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	54
Byron D. Finn	President – SunLink ScriptsRx, LLC	63
Jack M. Spurr, Jr.	Vice President, Hospital Financial Operations	68

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

Jack M. Spurr, Jr. has been Vice President, Hospital Financial Operations for the Company since October 1, 2002. From February 1, 2001 until September 30, 2002, Mr. Spurr performed several interim financial roles for the Company. From 1978 to 2000, Mr. Spurr held financial positions with Hospital Corporation of America, Columbia Healthcare, Inc., Quorum Health Group, Inc., HealthTrust, Inc., and National Healthcare Inc. Mr. Spurr’s position is being eliminated effective October 1, 2013. Mr. Spurr has announced his retirement effective September 30, 2013.

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

We rely upon cash on hand, cash from operations and a subsidiary based limited revolving loan facility to fund our cash requirements for working capital, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced Federal and state reimbursements, uncollectible self-pay net revenues of our Healthcare Facilities Segment, increased salary expenses for employed physicians and decreased patient volume at our facilities as a result of economic conditions in the locations we serve as well as decreased sales volume and earning experienced by our Specialty Pharmacy Segment. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows.

SunLink may require additional debt or equity capital in order to make significant capital investments or expand our operations and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings, and negatively affect our results of operations.

SunLink’s operations strategy requires significant capital investments. Significant capital investments are required for on-going and planned capital improvements at existing hospitals and may be required in connection with future capital projects either in connection with existing properties or future acquired properties. SunLink’s ability to make capital investments depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain funds necessary for the realization of SunLink’s operating strategy could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries.

SunLink’s revenues are more heavily concentrated in the State of Georgia which makes SunLink particularly sensitive to economic and other changes in Georgia.

For the fiscal year ended June 30, 2013, our two Georgia hospitals generated approximately 52% of consolidated gross revenues for the year. Accordingly, any adverse change in the current demographic, economic, competitive or regulatory conditions in the State of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

SunLink depends heavily on its management personnel and the loss of the services of one or more of SunLink’s key senior management personnel could weaken SunLink’s management team.

SunLink has been, and will continue to be, dependent upon the services and management experience of its executive officers. If any of SunLink’s executive officers were to resign their positions or otherwise be unable to serve, SunLink’s management could be weakened.

SunLink conducts business in a heavily regulated industry; changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	licensure;

•	conduct of operations including patient referrals, physician recruiting practices, cost reporting and billing practices;

•	ownership, condition and operation of facilities;

•	addition of facilities and services;

•	confidentiality, maintenance, and security issues associated with medical records;

•	billing for services; and

•	prices for services.

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

We have a variety of financial relationships with physicians who refer patients to our subsidiaries’ hospitals. We have contracts with physicians providing services under a variety of financial arrangements such as employment contracts and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our subsidiaries’ hospitals.

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

SunLink has discontinued operations carried on by its former life sciences and engineering segment and certain of our healthcare operations. SunLink currently does not purchase insurance policies to reduce discontinued operations exposures and does not anticipate it will purchase such insurance in the future. Based upon an evaluation of information currently available and consultation with legal counsel, management has not reserved any amounts for contingencies related to the discontinued operations.

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

The ACA contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). An HAC is a condition that is acquired by a patient while admitted as an inpatient at a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The ACA also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each of our subsidiaries’ hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our financial condition or results of operations.

The lingering effects of the economic recession could adversely affect our cash flows, financial position, or results of operations.

The United States economy recently experienced a major economic recession, the economy remains relatively weak, unemployment levels remain high, and there is a substantial risk that the economy could lapse back into recession. Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. In addition, employers may impose or patients may select a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to quantify the specific impact of recent or continued adverse economic conditions on our business; however we believe that the lingering effects of the economic recession have had an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

Our subsidiaries are subject to potential claims for professional liability, including claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our subsidiaries are subject to potential claims for professional liability (medical malpractice) in connection with current operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance is maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our subsidiaries’ hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

Risks Related to Our Healthcare Facility Operations

SunLink’s success depends on its hospital subsidiaries’ ability to maintain good relationships with the physicians and, if a hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, a hospitals success is, in part, dependent upon the number and quality of physicians on the medical staffs, the admissions and referrals practices of the physicians at our subsidiaries’ hospitals, and the ability to maintain good relations with physicians. Many physicians are not employees of the hospitals at which they practice and, in many of the markets, most physicians have admitting privileges at other hospitals. If one or more of the hospitals operated by our subsidiaries is unable to successfully maintain good relationships with physicians, admissions may decrease and operating performance could decline.

SunLink depends heavily on its subsidiaries’ healthcare facility management personnel and the loss of the services of one or more of SunLink’s key local management personnel could weaken SunLink’s management team and its ability to deliver healthcare services.

The success of our hospital subsidiaries depends on their ability to attract and retain managers and related health care employees and on the ability of hospital-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have not had any material difficulties in attracting healthcare facility management; however, if a hospital is unable to attract and retain affective local management, the operating performance of that facility could decline.

SunLink’s success depends on the ability of our operating subsidiaries to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals in certain markets could weaken the ability of our subsidiaries to deliver healthcare services.

In addition to the physicians and management personnel whom each subsidiary’s hospital employs, hospital operations are dependent on the efforts, ability, and experience of other healthcare professionals, such as nurses, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiaries’ hospital. Each subsidiary’s hospital’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause a hospital’s operating performance to decline.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 87.0% of consolidated patient days and 56.6% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended June 30, 2013. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

Revenue and profitability of our subsidiaries’ healthcare facility operations, especially our community hospital operations, may be constrained by future cost containment initiatives undertaken by purchasers of healthcare services.

Our subsidiaries’ hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 43% of their consolidated net patient revenues for the fiscal year ended June 30, 2013 from private payors and other non-governmental sources who contributed approximately 13% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s subsidiaries’ admissions and outpatient revenues and have resulted in reduced revenue growth at our subsidiaries’ hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiaries, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

Our healthcare subsidiaries, especially community hospital subsidiaries, face intense competition from other hospitals and healthcare providers which directly affect our segment and consolidated revenues and profitability.

Although each of our subsidiaries’ hospitals operates in communities where they are currently the only general, acute care hospital, they face substantial competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Each of our subsidiaries’ hospitals operates in geographic areas where they compete with at least one other hospital that provides comparable services. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by SunLink’s subsidiaries’ facilities. Some of the competing hospitals are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. In some of these markets, SunLink’s subsidiaries’ hospitals also face competition from other for-profit hospital companies, some of which have substantially greater resources, as well as other providers such as outpatient surgery and diagnostic centers.

The intense competition from other hospitals and other healthcare providers directly affects the market share of our subsidiaries’ community hospitals, as well as their and our revenues and profitability.

Changes in market demographics may increase competition for certain of our subsidiaries’ community hospitals.

Some of our subsidiaries’ hospitals are located in exurban areas which are becoming more suburban or metropolitan. Such markets are likely to attract additional competitors, including satellite operations of tertiary hospitals. We cannot assure you that we will have the financial resources to fund capital improvements to our subsidiaries’ existing facilities, which may face additional competition or that even if financial resources are available to us, projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on hospital revenues through lower patient utilization, increased difficulty in physician recruitment and otherwise as a result of increased competition.

SunLink’s subsidiaries’ hospitals are and other healthcare facilities may be subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

All states in which SunLink subsidiaries currently operate hospitals and nursing homes have laws requiring approval for the purchase, construction or expansion of various healthcare facilities including hospitals, nursing homes and ambulatory surgery centers and the provision of various services. Under such certificate of need (“CON”) laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The failure to obtain any required CON may impair SunLink’s subsidiaries’ ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink subsidiaries operate or in the future may operate hospitals and other covered healthcare facilities could subject such facilities to greater competition making it more difficult to operate profitably.

If our subsidiaries’ hospitals fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our consolidated operations could be adversely affected.

As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our subsidiaries’ hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, their hospitals and clinics will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our consolidated financial position and results of operations.

Health plans and providers, including our subsidiaries’ hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our subsidiaries’ hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving systems or the systems and implementation efforts of health plans and their business partners.

Risks Relating to our Specialty Pharmacy Business

The operations of our Specialty Pharmacy Segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2013, the operation by ScriptsRX of our Specialty Pharmacy Segment derived approximately 51% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the ScriptsRx or that ScriptsRx will continue to be able to operate our Specialty Pharmacy Segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which ScriptsRx operates, or may seek to operate, in particular or that ScriptsRx would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

The operations of our Specialty Pharmacy Segment could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

In addition to the impact of MMA, in order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, and to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. Any reductions in amounts reimbursable by other government programs for pharmacy services or changes in regulations governing such reimbursements could materially and adversely affect our pharmacy business, financial condition and results of operations.

The durable medical equipment service line of ScriptsRx may be adversely affected by changes in government reimbursement regulations and payment levels, especially if durable medical equipment service line becomes subject to competitive bidding procedures.

Although ScriptsRx is currently exempted under the Deficit Reduction Act of 2005 from the competitive acquisition program for DMEPOS, we cannot be sure such exemption will continue to be available in the future. Loss of such exemption could have an adverse effect on our consolidated results of operations.

The operations of our Specialty Pharmacy Segment depend on a continuous supply of key products. Any shortages of key products could adversely affect the business of ScriptsRx.

Many of the biopharmaceutical products distributed by the operations of our Specialty Pharmacy Segment are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products distributed by ScriptsRx are in short supply for long periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Specialty Pharmacy Segment are highly dependent on relationships with key suppliers and the loss of any of such key suppliers could adversely affect the business of ScriptsRx.

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of ScriptsRx and our consolidated results of operations. The largest supplier for ScriptsRx accounted for approximately 79% of Carmichael’s cost of goods sold in the fiscal year ended June 30, 2013. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 27% of the segment’s cost of goods sold in the fiscal year ended June 30, 2013. In addition, ScriptsRx has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause, on minimal notice and many of these arrangements are not governed by written agreements.

The loss of one or more of larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Specialty Pharmacy Segment.

As is customary in the institutional pharmacy industry, our Specialty Pharmacy Segment generally does not have long-term contracts with its institutional pharmacy customers. Significant declines in the level of purchases by one or more of the larger institutional pharmacy customers could have a material adverse effect on the business of ScriptsRx and our consolidated results of operations.

The failure of ScriptsRx to maintain eligibility as a Medicare and Medicaid supplier could materially adversely affect its competitive position. Likewise, its failure to maintain and expand relationships with private payors, who can effectively determine the pharmacy source for their members, could materially adversely affect its competitive position.

Changes in average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, the operations of our Specialty Pharmacy Segment directly or indirectly at a rate based upon a drug’s AWP less a percentage factor. ScriptsRx also has contracted with some private payors to sell drugs at AWP or at AWP less a percentage factor. For most drugs, AWP is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our Specialty Pharmacy Segment to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

ScriptsRx faces numerous competitors and potential competitors in the market in which our Specialty Pharmacy Segment operates, many of whom are significantly larger and who have significantly greater financial resources.

Large national companies operate in the existing market in which our Specialty Pharmacy Segment operates. We cannot assure you that one or more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the areas in which we conduct or may seek to conduct one or more of the components of the operations of our Specialty Pharmacy Segment.

The operations of our Specialty Pharmacy Segment may be adversely affected by industry trends in managed care contracting and consolidation.

A growing number of health plans are contracting with a single provider of specialty pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of specialty pharmacy services. If ScriptsRx is unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, the business operations of our Specialty Pharmacy Segment could be adversely affected.

The specialty pharmacy market may grow slower than expected, which could adversely affect our revenues.

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicaid on a timely basis, at what rates or at all. Adverse developments in any of these areas could have an adverse impact on the business operations of our Specialty Pharmacy Segment.

The profitability of our Specialty Pharmacy Segment can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Sales and profit margins of ScriptsRx are materially affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect its results of operations.

Other Risks

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital is limited.

Historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2013, was $2,497 and our Trace hospital subsidiary has a $1,000 revolving line of credit (of which $0 was drawn as of June 30, 2013). Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms, although it is actively seeking options to provide financing for the Company’s liquidity needs. Three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $1,000. The Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets, and we cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function	Location City and State	Licensed Beds	Date of Acquisition/Lease Inception	Ownership Type
Healthcare Facilities
Chestatee Regional Hospital	Dahlonega, GA	49	February 1, 2001	Owned
North Georgia Medical Center & Gilmer Nursing Home	Ellijay, GA	50	February 1, 2001	Owned
Trace Regional Hospital & Floy Dyer Manor Nursing Home	Houston, MS	84	February 1, 2001	Owned
Callaway Community Hospital	Fulton, MO	49	October 3, 2003	Owned
Medical Office of North Georgia and Community Center of North Georgia (1)	Ellijay, GA	N/A	October 31, 2013	Owned

Specialty Pharmacy Operations
ScriptsRx (2)	Crowley, LA	N/A	April 22, 2008	Leased
ScriptsRx (3)	Lafayette, LA	N/A	April 22, 2008	Leased
ScriptsRx (4)	Lake Charles, LA	N/A	April 22, 2008	Leased

Other
Careside Medical Park (5)	Clanton, AL	N/A	February 1, 2001	Owned
Corporate Offices (6)	Atlanta, GA	N/A	June 1, 1998	Leased

(1)	Lease of approximately 47,500 combined square feet of medical office building and community center. The lease expires in October 2037 and is leased to a SunLink subsidiary.
(2)

Lease of approximately 25,000 square feet of store location, warehouse and office space. The lease expires in April 2018 and provides for a renewal of the lease for one five-year term. Additional lease, commencing April 2013, of approximately 1,300 square feet of office space. This lease expires in April 2014 and provides for renewal of the lease for additional one-year and three-year terms.

(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2014.
(4)	Lease of approximately 7,800 square feet of store location and warehouse space. The lease expires in December 2013 and provides for a renewal of the lease for one five-year term.
(5)	The 62,013 square-foot hospital building is being repurposed as a multi-tenant medical park.
(6)	Lease of approximately 4,800 square feet of office space for corporate staff. The lease expires in March 2015.

Item 3.	Legal Proceedings

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as March 2014.

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

Office of Inspector General Investigation— In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Internal Revenue Service— The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS. In May 2013, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ending June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has not been finalized and is still subject to internal review by the IRS. SunLink expects to agree to this RAR. As a result of the RAR, no additional cash taxes are expected to be due for these periods; however, net operating loss carryforward balances will be adjusted to offset any increase to taxable income resulting from the IRS examination for these periods. The financial statements have been adjusted to reflect the uncertain tax position under ASC 740-10 created as a result of the RAR.

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

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2013 (July 1, 2012 - June 30, 2013)
Fourth Quarter	$0.92	$0.71
Third Quarter	1.26	0.56
Second Quarter	1.55	0.90
First Quarter	1.56	0.95
Fiscal 2012 (July 1, 2011 - June 30, 2012)
Fourth Quarter	$1.29	$0.86
Third Quarter	1.67	0.97
Second Quarter	2.00	1.64
First Quarter	2.20	1.83

American Stock Transfer & Trust Company is the Transfer Agent and Registrar for our common shares. For all shareholder inquiries, call American Stock Transfer & Trust’s Shareholder Services Department at 1-888-937-5449.

Dividends

SunLink does not currently pay cash dividends. SunLink intends to retain its earnings for use in the operation and expansion of its business and for other corporate purposes and, therefore, does not anticipate declaring or paying regular cash dividends in the foreseeable future. Any future determination to declare or pay cash dividends will be determined by SunLink’s board of directors and will depend on SunLink’s financial condition, results of operations, business, prospects, capital requirements, credit agreements and such other matters as the board of directors may consider relevant.

Holders

As of June 30, 2013 there were approximately 475 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2013 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Outside Directors’ Stock Ownership and
Stock Option Plan	37,500	$2.42	0
2005 Equity Incentive Plan	369,999	3.43	360,676
2011 Director Stock Option Plan	210,000	1.37	90,000

	617,499	$1.92	450,676

Equity compensation plans not approved by security holders:
None	0	0	0

Total	617,499	$1.92	450,676

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex Equities exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Health Management Association Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Equities Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

*$100 invested on 6/30/08 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	6/08	6/09	6/10	6/11	6/12	6/13
SunLink Health Systems, Inc.	100.00	45.11	46.89	39.50	24.95	17.26
NYSE Amex Composite	100.00	74.74	88.00	118.81	119.29	116.47
Hospitals Index	100.00	75.37	102.59	127.25	113.84	186.27

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the disposition of Dexter, Chilton operations (exclusive of the physical facility), Memorial and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Net Revenues	$108,225	$113,189	$120,348	$126,433	$127,823
Loss from continuing operations	(1,584)	(1,676)	(16,276)	(2,469)	(1,097)
Net income (loss)	4,521	1,081	(16,103)	102	912
Loss per share from continuing operations
Basic	(0.17)	(0.18)	(2.01)	(0.31)	(0.14)
Diluted	(0.17)	(0.18)	(2.01)	(0.31)	(0.14)
Net earnings (loss) per share:
Basic	0.48	0.12	(1.99)	0.01	0.11
Diluted	0.48	0.12	(1.99)	0.01	0.11
Total Assets	67,985	79,172	91,830	98,490	107,383
Long-term debt, including current maturities	18,270	23,090	31,707	33,437	35,545
Shareholders’ equity	$33,776	$29,291	$26,068	$42,692	$42,392

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2013—$7,761; and

2012—$9,121.

Our provision for bad debts, included in our results of operations for the years ended June 30, was as follows :

2013—$11,804;

2012—$10,080; and

2011—$12,849

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

If net revenues during fiscal year 2013 were changed by 1%, our 2013 after-tax income from continuing operations would change by approximately $368 or diluted earnings per share of $0.04.

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

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient or service to the patient or customer. Patient responsibility accounts represent the majority of our write-offs. All of our subsidiaries’ hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our subsidiaries’ hospitals, more than one collection agency is used to promote competition and improved performance. The selection of collection agencies and the timing of the referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

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

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$2,837	$462	$143	$112	$48	$39	$247	$3,888
Commercial	1,275	370	257	157	90	86	199	2,434
Medicaid	905	160	92	49	32	21	69	1,328
Self Pay	448	219	183	178	105	41	104	1,278

	$5,465	$1,211	$675	$496	$275	$187	$619	$8,928

[1]

The above table shows, as of June 30, 2013, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 86.3%, 88.2% and 88.1% of our revenues during the years ended June 30, 2013, 2012 and 2011, respectively, relate to discounted charges. The sources of these revenues were as follows for the year ended June 30, 2013 (as a percentage of total revenues):

Medicare—41.1%;

Medicaid—15.5%; and

Commercial insurance—29.7%.

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
(decreased) our revenues by the
following amounts for the years
ended June 30:

2013—$(166);

2012—$547; and

2011—$569.

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

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the	If our overall estimated contractual discount percentage on all of our commercial revenues during 2013 were changed by 1%, our 2013 after- tax income from continuing

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

operations would change by
approximately $169. This is only
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

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has one reportable business segments with goodwill. Goodwill included in our consolidated balance sheets as of June 30 for the following years was as follows:

In accordance with FASB Accounting Standards Codification 350-10, “Intangibles – Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, the estimate of fair value is based on the income approach, which estimates the fair value based on future discounted cash flows. The estimate of future discounted cash flows is based on assumptions and projections that are believed to be currently reasonable and supportable. If it is determined the carrying value of goodwill or other intangible assets to be impaired, then the carrying value is reduced.

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

	2013	2012
Pharmacy	$461	$461

The goodwill resulted from the 2008 acquisition of our specialty pharmacy business.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

	2013	2012

Fair value estimates are derived
from independent appraisals,
established market values of
comparable assets, or internal
calculations of estimated future net
cash flows. Our estimate of future
cash flows is based on assumptions
and projections we believe to be
currently reasonable and
supportable. Our assumptions take
into account revenue and expense
growth rates, patient volumes,
changes in payor mix, and changes
in legislation and other payor
payment patterns.

Healthcare Facilities
Certificates of Need	$80	$80

Accumulated amortization	(26)	(23)

	$54	$57

Pharmacy
Trade name	$2,000	$2,000
Customer relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated amortization	(737)	(595)

	$3,121	$3,263

Total	$3,175	$3,320

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2010 to February 28, 2011, March 1, 2011 to February 28, 2012, March 1, 2012 to February 28, 2013 and March 1, 2013 to February 28, 2014 our self-insured retention level is $1,000 on individual malpractice claims.

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

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2013—$2,682; and

2012—$3,601.

The total expense for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2013—$154;

2012—$954; and

2011—$1,968.

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

2013—$8,105; and

2012—$11,065.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2013—$2,151; and

2012—$2,045.

In addition, significant judgment is required in determining and assessing

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

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing

Our deferred tax assets were $10,167 and our deferred tax liabilities were $0 at June 30, 2013, excluding the impact of valuation allowances. The Company believes that it was more likely than not that a portion of its deferred tax asset would not be recovered.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2013, we would incur approximately $749 of additional tax expense for 2013 plus applicable penalties and interest.

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

	Years Ended June 30,
	2013	2012	2011
Net Revenues—Healthcare Facilities	$74,911	$75,090	$80,428
Net Revenues—Specialty Pharmacy	33,314	38,099	39,920

Total Net Revenues	108,225	113,189	120,348
Costs and expenses	(113,477)	(117,396)	(125,198)
Electronic health records incentives	4,947	7,294	277
Impairment of goodwill and intangible assets	0	(931)	(13,347)
Impairment of plant, property and equipment	(789)	0	0

Operating Profit (Loss)	(1,094)	2,156	(17,920)
Interest Expense	(1,797)	(4,391)	(7,433)
Interest Income	1	14	5
Loss on sale of assets	0	(20)	0

Loss from continuing operations before income taxes	$(2,890)	$(2,241)	$(25,348)

Healthcare Facilities Segment:
Admissions	3,448	3,525	4,148

Equivalent Admissions	11,542	12,522	12,642

Surgeries	1,762	1,825	2,298

Revenue per Equivalent Admission	$6,459	$5,966	$6,350

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2013	2012	2011
Source
Medicare	41.1%	41.1%	42.0%
Medicaid	15.5%	16.7%	15.9%
Self pay	13.7%	11.8%	11.9%
Commercial Insurance & Other	29.7%	30.4%	30.2%

	100.0%	100.0%	100.0%

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

Healthcare Facilities Segment

Net revenues for the year ended June 30, 2013 remained consistent with prior year net revenues. The 6.6% decrease in net revenues for the year ended June 30, 2012 from 2011 was due primarily to decreased net revenues in all payor classes as a result of a decline in volume. Medicare net revenues decreased $4,288, an 11% decrease from prior year. Medicaid net revenues decreased $674, a 4.5% decrease from prior year. Commercial insurance and other decreased $2,340, an 8.3% decrease from prior year. Self-pay revenues decreased $1,025, a 9.3% decrease from prior year. Net revenues for the fiscal year ended June 30, 2012 included revenues of $547 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to net revenue of $569 for the fiscal year ended June 30, 2011. Net outpatient service revenues decreased $2,153, a 6.4% decrease from last year to $31,602, but remained consistent with prior year as a percentage of net revenues at 42.1%. Net revenues for the fiscal year ended June 30, 2013, 2012 and 2011, included $2,338, $2,540 and $2,671 respectively, from state indigent care programs.

A decrease in the number of doctors and the elimination of certain unprofitable services at three of SunLink’s hospitals combined with an overall decline in volumes have contributed to the decrease in Healthcare Facilities Segment net revenues in the years ended June 30, 2013, 2012 and 2011, respectively. We experienced a net loss of two doctors during each of the fiscal years ended June 30, 2013 and 2012, respectively. During the fiscal year ended June 30, 2013, SunLink expensed $137 on physician guarantees and recruiting expenses compared to $340 and $202 in fiscal years 2012 and 2011, respectively. We also have expended approximately $8,904 for capital expenditures to upgrade services and facilities since July 1, 2010. We believe upgraded services and facilities can contribute to an increase in net revenue per equivalent by attracting new patients and may mitigate decreases in net revenues per equivalent admission by limiting the loss of patients to competition from other facilities. We continue to seek increased patient volume by attracting additional physicians to our hospitals, adding and upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Fiscal 2013 net revenues decreased $4,785, or 12.5%, as compared to fiscal 2012 net as a result of a net decline in pharmacy net revenues of $4,297 and a decrease in durable medical equipment sales of $488. Although fiscal 2013 retail and institutional pharmacy script volumes increased 6.9% as compared to fiscal 2012, the corresponding pharmacy net revenues decreased 10.6%, primarily as a result of decreases in reimbursement rates, including Medicare, Medicaid and managed care; the negative effects of significant brand-to-generic conversion activity; and, the loss of a pharmacy services management contract with a group of long-term care facilities. Fiscal 2013 infusion therapy net revenues decreased 25.1% as compared to fiscal 2012, primarily related to one infusion therapy drug prescribed for premature babies at high risk for lung disease. Fiscal 2012 net revenues decreased $1,821, or 4.8%, as compared to the fiscal prior year. The decrease was primarily a result of a net decline in pharmacy net revenues of $1,533 and a decrease in durable medical equipment sales of $288. Although retail pharmacy net revenues increased 19.1%, institutional pharmacy net revenues decreased 16.9%, primarily as a result of the net loss of pharmacy services contracts with a group of affiliated long-term care facilities, and infusion therapy net revenues decreased 10.6%, primarily related to one infusion therapy drug prescribed for premature babies at high risk for lung disease. Generally, Medicare and Medicaid reimbursement rates decreased in fiscal 2012 as compared to the prior fiscal year contributing to the decline in net revenue.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $71,199, $68,013, and $78,389, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2013	2012	2011
Salaries, wages and benefits	57.6%	56.5%	54.0%
Supplies	11.9%	11.0%	11.9%
Purchased services	8.3%	8.7%	8.8%
EHR incentive payments	-6.6%	-8.5%	-0.3%
Other operating expenses	17.1%	17.0%	16.7%
Rent and lease expense	2.0%	2.4%	2.4%
Depreciation and amortization expense	3.6%	4.0%	4.1%

Salaries, wages and benefits expense increased as a percentage of net revenue in the year ended June 30, 2013 due to expansion of services at two hospitals requiring more employees in these service areas and an increase in employee medical claims incurred as compared to the prior year. Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2012 compared to the prior year due to lower net patient revenues in the current year. Total salaries, wages and benefits expense actually decreased by $296, or 0.6%. Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2011 compared to the prior year due to lower net patient revenues in the current year. Salaries, wages and benefits expense decreased by $1,662, or 3.0% in year ended June 30, 2011 due to the lower staffing levels needed for the lower patient volume.

Supplies expense increased as a percentage of net revenue in the year ended June 30, 2013 due to expansion of services at two hospitals and an increase in the number of orthopedic surgeries performed as compared to the prior year. Supplies expense decreased as a percentage of net revenue in the year ended June 30, 2012 due to a decrease in the number of surgeries performed combined with overall decline in volume as compared to the prior year. Surgeries for the year ended June 30, 2012 were 1,825 compared to 2,298 for the prior year period. The elimination and reduction of services at selected hospitals of the Company also contributed to the decline in supplies expense.

EHR incentive payments as a percentage of net revenue are a negative 6.6% for the fiscal year ended June 30, 2013 compared to a negative 8.5% for the fiscal year ended June 30, 2012. This is related to the $3,726 and $1,221, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2013 compared to $6,022 and $1,272, respectively, of Medicare and Medicaid EHR incentive payments recognized in the prior year. EHR incentive payments as a percent of net revenue are a negative 8.5% for the fiscal year ended June 30, 2012 compared to a negative 0.3% for the fiscal year ended June 30, 2011. This is related to the $6,022 and $1,272, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2012 compared to only $277 of Medicaid EHR incentive payments recognized in the prior year.

For the year ended June 30, 2013, other operating expenses as a percentage of net revenue remained consistent with prior year. Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2012 compared to the prior year due to lower net patient revenues in the current year. Total other operating expenses decreased $507, or 3.8%.

Rent and lease expense decreased in the fiscal year ended June 30, 2013 due to non-renewal of several building leases used in clinic operations.

Depreciation and amortization expense was $2,700, $3,004, and $3,322 for the years ended June 30, 2013, 2012 and, 2011, respectively. The decrease in fiscal year 2013 depreciation and amortization expense compared to fiscal years 2012 and 2011 resulted from assets being fully depreciated in the current year as compared to prior years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, was $33,151, $37,640 and $41,036 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2013	2012	2011
Cost of goods sold	67.1%	68.4%	69.7%
Salaries, wages and benefits	20.2%	18.2%	17.4%
Provision for bad debts	1.4%	1.6%	3.2%
Supplies	0.6%	0.6%	0.5%
Purchased services	3.8%	3.5%	3.7%
Other operating expenses	3.3%	3.5%	3.6%
Rent and lease expense	0.9%	0.8%	0.8%
Depreciation and amortization expense	2.2%	2.1%	3.9%

Cost of goods sold as a percent of net revenues decreased in the fiscal years June 30, 2013 and 2012 as compared to the respective prior fiscal years due to changes in sales product mix and favorable pricing negotiations and discounts earned with certain suppliers.

Salaries, wages and benefits increased as a percent of net revenues in the fiscal year ended June 30, 2013 as compared to the prior fiscal year primarily due to decreased net revenues. Salaries, wages and benefits expense decreased to $6,746 in fiscal 2013 from $6,927 in the prior fiscal year. Salaries, wages and benefits increased as a percent of net revenues in fiscal 2012 as compared to the prior fiscal year primarily due to decreased net revenues. Salaries, wages and benefits expense decreased to $6,896 in 2012 from $6,939 in the prior year.

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

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $4,969, $5,380 and $5,496 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The decrease in the fiscal year ended June 30, 2013 from the prior year was due primarily to staff reductions in January 2013. The decrease in the fiscal year ended June 30, 2012 from the prior year was due primarily to $483 of severance expense paid for corporate employees during fiscal year 2011 that was not a recurring expense in fiscal year 2012. In addition, expenses related to a review of strategic alternatives decreased in the year ended June 30, 2012 from $427 in 2011 to $169 in 2012, partially offset by increases in depreciation expense and stock option compensation expense in the current year.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company, owns a hospital facility and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority. The real property has reverted back to CAMA and is being repurposed as a multi-tenant medical park.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are unlikely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized in the first quarter of fiscal 2013.

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

As part of the fiscal 2011 goodwill and intangibles impairment analysis, the Company recognized that there had been a decline in the revenues and operating profit from the Specialty Pharmacy Segment. The analysis resulted in a $6,048 goodwill impairment charge for fiscal 2011 for goodwill resulting from the April 2008 acquisition of the Specialty Pharmacy Segment. Additionally, the Company recognized a $3,400 impairment charge to trade name and a $3,899 impairment charge to customer relationships acquired in the April 2008 acquisition of the Specialty Pharmacy Segment for the fiscal year ended June 30, 2011. Declines in pharmacy products and services revenues during the fiscal year ended June 30, 2011 resulted from the loss of direct sales contracts for institutional pharmacy products and lower retail demand. Eight long-term care facilities converted their supply contracts to pharmacy management contracts in the fourth quarter of fiscal 2011 and these pharmacy management contracts yield lower operating profit margins for the Specialty Pharmacy Segment. The continuing distressed local economy of ScriptsRx’s service area has resulted in lower sales for retail pharmacy and durable medical equipment products and we projected these lower sales volumes will continue.

The following table summarizes goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30, 2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

Operating Profit

Operating loss was $1,094 for the year ended June 30, 2013, operating profit was $2,156 for the year ended June 30, 2012, and operating loss for the year end June 30, 2011 was $17,920. The operating loss for the year ended June 30, 2013 compared to the prior year operating profit was the result of lower net revenues and EHR incentive payments partially offset by lower cost of goods sold and decreases in certain other operating expenses. The operating profit in the year ended June 30, 2012 compared to the operating loss in the prior year was due to $9,134 of EHR incentive payments recognized during fiscal year 2012 and an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment during the year ended June 30, 2011. The net effect of the EHR incentives payments and the absence of an impairment charge for the Specialty Pharmacy Segment for the year ended June 30, 2012 was partially offset by lower operating profit due to a decrease in net revenues for the Healthcare Facilities and Specialty Pharmacy Segments and a goodwill impairment charge of $931 for our Healthmont, LLC subsidiary.

Interest Expense

Interest expense was $1,797, $4,391, and $7,433 for the years ended June 30, 2013, 2012 and, 2011, respectively. The decrease in interest expense for the year ended June 30, 2013 was due to lower outstanding debt and a decrease in interest rates. The decrease in interest expense during the year ended June 30, 2012 was due to an $8,000 prepayment on a then outstanding term loan resulting in reduced interest expense which was partially offset by an increase in interest rates. The decrease also resulted from decreased waiver fees and non-cash amortization of costs and fees during the year ended June 30, 2012.

Income Taxes

We recorded income tax benefit of $1,306 ($1,210 federal tax benefit and $94 state tax benefit) for the year ended June 30, 2013 compared to income tax benefit of $565 ($556 federal tax benefit and $9 state tax benefit) for the year ended June 30, 2012 and income tax benefit of $9,072 ($8,026 federal tax benefit and $1,046 state tax benefit) for the year ended June 30, 2011. The $9,072 tax benefit for the year ended June 30, 2011 included a $7,775 deferred tax benefit resulting primarily from the pre-tax impairment of goodwill and intangible assets of $13,347 of the Specialty Pharmacy Segment and the receipt of Medicare EHR incentive reimbursement payments of $8,521 which were included in taxable income in the prior year but which were deferred from inclusion in pre-tax income in the prior year.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $5,480 at June 30, 2013. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,151 of our $10,256 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of the Company’s deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which may not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,585 ($0.17 loss per fully diluted share) for the year ended June 30, 2013 compared to a loss from continuing operations of $1,676 ($0.18 loss per fully diluted share) for the year ended June 30, 2012 and loss from continuing operations of $16,276 ($2.01 loss per fully diluted share) for the year ended June 30, 2011. Loss from continuing operations in fiscal year 2013 resulted from decreased net revenues for the Healthcare Facilities and Specialty Pharmacy Segments partially offset by decreased cost of goods sold, the recognition of $4,947 in EHR incentive payments and a decrease in interest expense of $2,594 from prior year. Loss from continuing operations in fiscal year 2012 resulted from decreased net revenue partially offset by the recognition of $7,294 in EHR incentive payments and $3,042 decrease in interest from prior year. Loss from continuing operations in fiscal 2011 resulted from an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment, decreased net revenues for the Specialty Pharmacy Segment and an increase in interest expense over the prior year.

Earnings from discontinued operations of $6,073 for the year ended June 30, 2013 primarily resulted from $542 of pre-tax earnings from the operations of Dexter, $26 of pre-tax loss from operations of Memorial, the $253 of pre-tax loss resulting from domestic pension items and pre-tax gains of $9,289 and $1,161 on the sale of Dexter and Memorial, respectively. Earnings from discontinued operations of $2,757 for the year ended June 30, 2012 primarily resulted from $3,750 of pre-tax earnings from the operations of Dexter, pre-tax earnings from operations of Memorial of $445 and the $88 of pre-tax loss resulting from domestic pension items. Earnings from discontinued operations of $173 for the year ended June 30, 2011 primarily resulted from $1,322 of pre-tax earnings from operations of Dexter, $783 of pre-tax loss from the operations of Memorial, $347 of pre-tax earnings attributable to our former Mountainside operations due to the settlement of a lawsuit, $83 of pre-tax losses from domestic pension items and $286 of pre-tax losses from Chilton resulting from $724 of pre-tax loss from operations offset by $438 related to the pre-tax gain on the sale of the operations of Chilton.

Net earnings for the year ended June 30, 2013 were $4,488 ($0.48 earnings per fully diluted share) compared to net earnings for the year ended June 30, 2012 of $1,081 ($0.12 earnings per fully diluted share) and net loss of $16,103 ($1.99 loss per fully diluted share) for the year ended June 30, 2011.

Adjusted Earnings Before Income Taxes, Interest, Depreciation and Amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2013, 2012 and 2011, respectively, is shown below.

	Years ended June 30,
	2013	2012	2011
Healthcare Facilities Adjusted EBITDA	$6,758	$10,739	$5,361
Specialty Pharmacy Adjusted EBITDA	892	1,273	446
Corporate overhead costs	(3,907)	(4,558)	(5,036)
Taxes and net interest expense	(5,131)	(5,163)	1,300
Other non-cash expenses and net changes in operating assets and liabilities	(628)	791	2,708

Net cash provided by (used in) operations	$(2,016)	$3,082	$4,779

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and, and one facility-based revolving loan facility of $1,000, which has limited availability due to facility cash on hand restrictions. The Company does not believe it is currently able to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms, however, it is actively seeking options to provide financing for the Company’s liquidity needs.

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

During the fiscal 2013, the Company sold two of its hospital facilities resulting in a net gain after taxes of approximately $5,000. See “Discontinued Operations” below.

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in ten of the last twelve fiscal quarters through June 30, 2013. The Company lost $2,709 from continuing operations in the year ended June 30, 2013 after receipt of EHR incentive payments of $4,947 (which payments are anticipated to diminish significantly in fiscal 2013 and 2014 and end in fiscal 2015). Continuing losses from operations may have a material adverse effect on our liquidity.

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

Subsidiary Loans

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and the $1,000 construction loan was drawn in its entirety as of June 30, 2013.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at June 30, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $92 is included on the balance sheet at June 30, 2013 as cash in escrow. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink, MedCare South, LLC (f/k/a SunLink Healthcare, LLC) (“MedCare”) and SHCH, an indirect wholly-owned subsidiary of the Company which owns Trace Regional Hospital in Houston, Mississippi (“Trace”), closed on the $9,975 Trace RDA Loan and up to a $1,000 Trace Working Capital Loan, each dated as of July 5, 2012. SHCH owns and operates Trace in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6% at June 30, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to refinance a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds will be used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $68 is included on the consolidated balance sheet at June 30, 2013 as cash in escrow.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At June 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2013, SHCH was not in compliance with the funded debt to EBITDA financial covenant. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of September 27, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $9,047 is presented in current liabilities in the consolidated balance sheet as of June 30, 2013. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The amount of indebtedness outstanding under the Trace RDA Loan at June 30, 2013 was $9,047. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. SHCH and the Company are currently discussing a modification or waiver of the non-compliance with the lender. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

SHPP RDA Loan—On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at June 30, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company.

We used $2,016 of cash from continuing operations during the year ended June 30, 2013. Cash used resulted from the loss from continuing operations, payment of income taxes of $2,116 and reductions in accounts payable and other accrued liabilities.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2013 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2013.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$9,542	$1,093	$576
2 years	470	880	494
3 years	1,731	507	410
4 years	177	439	338
5 years	180	112	329
More than 5 years	6,170	21	3,588

	$18,270	$3,052	$5,735

Physician Guarantees—At June 30, 2013, SunLink had guarantee agreements with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2013. SunLink expensed $137, $340, and $202, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2013.

Long-term Debt—At June 30, 2013, we had outstanding long-term debt of $18,270 of which $4,908 was incurred under the Callaway RDA Loan, $9,047 was incurred under the Trace RDA Loan, $2,073 was incurred under the SHPP RDA Loan, $2,152 was incurred under the Carmichael Notes, and $90 was related to capital leases. At June 30, 2012, we had outstanding long-term debt of $23,090 of which $4,376 was incurred under the Callaway RDA Loan, $2,452 was incurred under the Carmichael Notes, $16,086 was incurred in connection with our then outstanding Credit Facility and $176 was related to capital leases.

Litigation—In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as March 2014.

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

Office of Inspector General Investigation—In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Internal Revenue Service—The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS. In May 2013, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ending June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has not been finalized and is still subject to internal review by the IRS. SunLink expects to agree to this RAR. As a result of the RAR, no additional cash taxes are expected to be due for these periods; however, net operating loss carryforward balances will be adjusted to offset any increase to taxable income resulting from the IRS examination for these periods. The financial statements have been adjusted to reflect the uncertain tax position under ASC 740-10 created as a result of the RAR.

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company presents its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 requires the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company applied the provisions of ASU 2011-7 for its fiscal year ended June 30, 2013.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 has been applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company applied the provisions of ASU 2011-5 for its fiscal year ended June 30, 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,092, $896, and $596 to these law firms in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Included in the Company’s consolidated balance sheet at June 30, 2012 and 2011 is $644 and $205, respectively, of amounts payable to these law firms.

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

Changes in Internal Controls over Financial Reporting—There were no changes to our internal control over financial reporting during the year ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2013 and 2012.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2013, 2012 and 2011.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 77 of this Report
Schedule II Valuation and Qualifying Accounts	At page 78 of this Report

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

10.13	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.14

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.15

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.16

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.17

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.18

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.19

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.20

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.21

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.22

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.23

Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.24

Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.25

Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.26

Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.27

Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.28

Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.29

Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.30

Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.31	*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

21.1		List of Subsidiaries ^

23.1		Consent of Cherry Bekaert LLP ^

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2013.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 27, 2013

/S/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 27, 2013

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 27, 2013

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 27, 2013

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 27, 2013

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 27, 2013

/s/ MICHAEL HALL Michael Hall	Director	September 27, 2013

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 27, 2013

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012 and for each of the years in the three-year period ended June 30, 2013 and have issued our report thereon dated September 27, 2013; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2013. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2013

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2013	$9,121	$13,932	$(1,615)	$(13,677)	$7,761
Year Ended June 30, 2012	$12,317	$17,410	$(6,725)	$(13,881)	$9,121
Year Ended June 30, 2011	$14,723	$22,230	$(8,113)	$(16,523)	$12,317

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2013	$2,045	$106	$—	$—	$2,151
Year Ended June 30, 2012	$2,078	$123	$—	$(156)	$2,045
Year Ended June 30, 2011	$1,350	$728	$—	$—	$2,078

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

10.13	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.14

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.15

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.16

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.17

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.18

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.19

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.20

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.21

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.22

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.23

Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.24

Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.25

Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.26

Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.27

Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.28

Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.29

Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.30

Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.31	*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

21.1		List of Subsidiaries ^

23.1		Consent of Cherry Bekaert LLP ^

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2013

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND 2012

(All Amounts in thousands)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,497	$2,057
Cash in escrow	160	0
Receivables—net	12,356	13,228
Inventory	3,798	3,884
Income tax receivable	1,769	198
Deferred income tax asset	4,008	5,174
Prepaid expenses and other assets	3,505	4,231
Current assets held for sale	0	1,846

Total current assets	28,093	30,618
PROPERTY, PLANT AND EQUIPMENT
Land	1,992	1,949
Buildings and improvements	29,452	26,942
Equipment and fixtures	33,396	34,965

	64,840	63,856
Less accumulated depreciation	34,266	33,774

Property, plant and equipment—net	30,574	30,082
NONCURRENT ASSETS:
Intangible assets—net	3,175	3,320
Goodwill	461	461
Deferred income tax asset	4,113	5,891
Other noncurrent assets	1,587	894
Noncurrent assets held for sale	0	7,906

Total noncurrent assets	9,336	18,472

TOTAL ASSETS	$68,003	$79,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,474	$6,934
Revolving advances	0	5,931
Current maturities of long-term debt	9,542	9,350
Accrued payroll and related taxes	4,121	4,584
Due to third party payors	556	0
Deferred gain—Medicare Electronic Health Records incentives	1,136	0
Other accrued expenses	1,417	2,566
Current liabilities held for sale	0	2,449

Total current liabilities	22,246	31,814
LONG-TERM LIABILITIES:
Long-term debt	8,728	13,740
Noncurrent liability for professional liability risks	2,461	3,191
Other noncurrent liabilities	825	907
Noncurrent liabilities held for sale	0	229

Total long-term liabilities	12,014	18,067

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 9,444 shares at June 30, 2013 and 9,448 shares at June 30, 2012	4,722	4,724
Additional paid-in capital	13,396	13,521
Retained earnings	16,031	11,543
Accumulated other comprehensive loss	(406)	(497)

Total Shareholders’ Equity	33,743	29,291

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,003	$79,172

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(All amounts in thousands, except per share amounts)

	Years Ended June 30,
	2013	2012	2011
Operating revenues (net of contractual allowances)	$120,078	$123,269	$133,197
Less provision for bad debts of Healthcare Facilities Segment	11,853	10,080	12,849

Net Revenues	108,225	113,189	120,348
Costs and expenses:
Cost of goods sold	22,363	26,073	27,835
Salaries, wages and benefits	52,660	52,115	53,563
Provision for bad debts of Specialty Pharmacy Segment	514	605	1,268
Supplies	9,095	8,428	9,747
Purchased services	7,480	7,958	8,551
Other operating expenses	15,400	15,661	16,520
Rents and leases expense	1,918	2,191	2,370
Impairment of property, plant and equipment	789	0	0
Impairment of goodwill and intangible assets	0	931	13,347
Depreciation and amortization	4,048	4,365	5,344
Electronic Health Records incentive payments	(4,947)	(7,294)	(277)

Operating profit (loss)	(1,095)	2,156	(17,920)
Other income (expense):
Interest expense	(1,797)	(4,391)	(7,433)
Interest income	1	14	5
Loss on sale of assets	0	(20)	0

Loss from continuing operations before income taxes	(2,891)	(2,241)	(25,348)
Income tax benefit	(1,306)	(565)	(9,072)

Loss from continuing operations	(1,585)	(1,676)	(16,276)
Earnings from discontinued operations, net of income taxes	6,073	2,757	173

Net earnings (loss)	4,488	1,081	(16,103)
Other comprehensive income (loss)	91	(219)	23

Comprehensive income (loss)	$4,579	$862	$(16,080)

Earnings (loss) per share:
Continuing operations:
Basic	$(0.17)	$(0.18)	$(2.01)

Diluted	$(0.17)	$(0.18)	$(2.01)

Discontinued operations:
Basic	$0.64	$0.29	$0.02

Diluted	$0.64	$0.29	$0.02

Net earnings (loss):
Basic	$0.48	$0.12	$(1.99)

Diluted	$0.48	$0.12	$(1.99)

Weighted-average common shares outstanding:
Basic	9,445	9,350	8,094

Diluted	9,445	9,350	8,094

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2010	8,079	$4,039	$11,701	$26,565	$(301)	$688	$42,692
Net loss	0	0	0	(16,103)	0	0	(16,103)
Minimum pension liability adjustment, net of tax of $6					23		23
Share-based compensation	0	0	6	0	0	0	6
Common shares issued	41	21	44	0	0	0	65
Change in noncontrolling interest	0	0	0	0	0	(615)	(615)

JUNE 30, 2011	8,120	4,060	11,751	10,462	(278)	73	26,068
Net earnings	0	0	0	1,081	0	0	1,081
Minimum pension liability adjustment, net of tax of $133					(219)		(219)
Share-based compensation	0	0	92	0	0	0	92
Common shares issued	1,328	664	1,678	0	0	0	2,342
Change in noncontrolling interest	0	0	0	0	0	(73)	(73)

JUNE 30, 2012	9,448	4,724	13,521	11,543	(497)	0	29,291
Net earnings	0	0	0	4,488	0	0	4,488
Minimum pension liability adjustment, net of tax of $55					91		91
Share-based compensation	0	0	86	0	0	0	86
Common shares issued (repurchased)	(4)	(2)	(211)	0	0	0	(213)

JUNE 30, 2013	9,444	$4,722	$13,396	$16,031	$(406)	$0	$33,743

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(All amounts in thousands)

	Years Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$4,488	$1,081	$(16,103)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,048	4,365	5,344
Share-based compensation	86	92	6
Impairment of goodwill and intangible assets	0	931	13,347
Impairment of property, plant and equipment	789	0	0
Loss on disposal of property, plant and equipment	0	20	0
Gain on sale of Dexter Hospital	(9,289)	0	0
Gain on sale of Memorial Hospital of Adel	(1,161)	0	0
Gain on sale of Chilton Medical Center	0	0	(438)
Change in assets and liabilities:
Receivables	873	3,000	(265)
Inventory	86	204	(164)
Prepaid expenses and other assets	(153)	(352)	1,250
Accounts payable and accrued expenses	(3,794)	(1,833)	1,775
Income taxes	(1,571)	1,328	(1,788)
Deferred income taxes	2,944	568	(7,227)
Third-party payor settlements	1,032	33	210
Electronic Health Records deferred gain	1,135	(8,348)	8,244
Net activities of discontinued operations	(1,529)	1,993	588

Net cash provided by (used in) operating activities	(2,016)	3,082	4,779
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Memorial Hospital of Adel	8,350	0	0
Proceeds from sale of Dexter Hospital	9,930	0	0
Change in cash in escrow	160	0	0
Expenditures for property, plant and equipment—continuing operations	(4,975)	(1,518)	(2,207)
Expenditures for property, plant and equipment—discontinued operations	(45)	(496)	(433)

Net cash (used in) provided by investing activities	13,419	(2,014)	(2,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(213)	0	0
Proceeds from issuance of common shares	0	2,342	65
Proceeds from long-term debt	12,699	4,388	0
Payment of long-term debt	(17,519)	(13,622)	(1,958)
Revolving advances, net	(5,931)	631	5,300

Net cash (used in) provided by financing activities	(10,963)	(6,261)	3,407
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	440	(5,193)	5,546
CASH AND CASH EQUIVALENTS:
Beginning of year	2,057	7,250	1,704

End of year	$2,497	$2,057	$7,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$2,116	$(1,242)	$356

Interest	$1,752	$4,029	$4,025

Non-cash investing and financing activities:
Assets acquired under capital lease obligation—continuing operations	$0	$80	$205

Assets acquired under capital lease obligation—discontinued operations	$0	$349	$0

Long-term debt issued as payment-in-kind for interest payable	$0	$105	$247

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS

SunLink Health Systems, Inc. through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments is composed of three operational areas:

–	Four community hospital subsidiaries in three states with a total of 232 licensed beds;

–	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

–	A Clanton, Alabama healthcare facility which is currently being repurposed for a multi-tenant medical park.

•	The Specialty Pharmacy Segment is composed of four operational areas:

–	Retail pharmacy products and services, all of which are conducted in rural markets;

–	Institutional pharmacy services;

–	Specialty pharmacy services; and

–	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy operations since April 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of SunLink and its subsidiaries, all of which are 100% owned. All significant intercompany transactions and balances have been eliminated.

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

Net Patient Service Revenue—SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2013, there were no material claims or disputes with third-party payors.

Charity Care—SunLink’s subsidiaries’ hospitals provide care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiaries’ hospitals provided $9,615, $9,566, and $9,535, of charity care in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Concentrations of Credit Risk—SunLink subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Although SunLink’s two Georgia facilities generated approximately 52%, 51%, and 52% of gross revenues for the years ended June 30, 2013, 2012 and 2011, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 41%, 41%, and 42% of net revenues for the years ended June 30, 2013, 2012 and 2011, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 15%, 17%, and 16% of net revenues for the years ended June 30, 2013, 2012 and 2011, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 44% and 36% of receivables—net at June 30, 2013 and 2012, respectively, while Medicaid receivables were approximately 15% and 26% of receivables—net at June 30, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts—Substantially all of SunLink’s subsidiaries’ receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. For the Healthcare Facilities Segment, an allowance percentage is calculated based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within 120 days after the date of discharge of the patient or service to the patient or customer. For the Specialty Pharmacy Segment operations, an allowance percentage is calculated based on past credit history with customers and their current financial condition. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed uncollectible.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life, whichever is shorter, of the asset and range from 5 to 15 years. For the Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $3,903, $4,207, and $4,730, for the years ended June 30, 2013, 2012 and 2011, respectively.

Risk Management—SunLink and its subsidiaries are exposed to various risks of loss from medical malpractice and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes and hurricanes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters.

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

The Company records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrues the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to SunLink and it subsidiaries, if any, estimates are revised as additional facts become known.

Long-lived Assets—SunLink and its subsidiaries periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjusts the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

Goodwill and Intangibles—Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. Goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 2 to 30 years. SunLink and its subsidiaries evaluate the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $86, $92 and $6 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of long-term debt is estimated to approximate the recorded value due to its current variable interest rate.

Fair Value Measurements—Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. Generally Accepted Accounting Principles (“GAAP”) fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements—In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-7, “Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company presents its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 requires the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company applied the provisions of ASU 2011-7 for its fiscal year ended June 30, 2013.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 has been applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company applied the provisions of ASU 2011-5 for its fiscal year ended June 30, 2013.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and have done so through a transition period that ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,930, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2013, 2012 and 2011.

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital of Authority of Tift County, Georgia (“Tift”) for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility.

Memorial’s operations have been reclassified as discontinued operations in our consolidated financial statements as of and for the fiscal years ended June 30, 2013, 2012 and 2011.

Chilton Medical Center—On March 1, 2011, SunLink entered into an agreement to sell its 83% membership interest in its Clanton Hospital LLC (“Clanton”) subsidiary, which operated Chilton Medical Center (“Chilton”), to Carraway Medical Systems, Inc. (“Carraway”) and to lease the physical facility to Carraway. The lease agreement was for a six-year term with monthly rent of $37 and includes an option under which Carraway can purchase the physical facility from SunLink. The option purchase price is $3,700, less the amount paid to purchase the 17% membership interest of Clanton that Carraway did not currently own, up to a maximum of $615. The purchase price of SunLink’s 83% membership interest in Clanton was a $1,000 six-year zero-coupon note plus a six-year 6% note for the net working capital of Clanton at purchase. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority. Carraway defaulted on the lease due to non-payment. As a result, the note at June 30, 2013 and 2012 was recorded on the consolidated balance sheet at net $0. On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which CCHB had the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver which has taken over operations of the third-party operator. However, the option period expired without CCHB exercising the option and CAMA had the receivership terminated. The operating license for use of the property as a hospital has been revoked and CAMA has terminated the real property lease with the third-party operator. The property reverted back to CAMA and is being repurposed as a multi-tenant medical park.

Pursuant to the terms of the sale and lease agreement, SunLink was entitled to receive 75% of the Electronic Health Records Medicare incentive reimbursement received with respect to Chilton. The Company received $188 of Medicaid EHR funds with respect to Chilton in the fourth fiscal quarter of 2012 and $790 of Medicare EHR incentive payments in the fourth fiscal quarter of 2011.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties executed a mutual release. Included in the pre-tax earnings of Mountainside for the fiscal year ended June 30, 2011 is the judgment of $540 related to the litigation. Also included in pre-tax earnings for the fiscal year ended June 30, 2011 were legal expenses of $194 related to the litigation.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2013, 2012 and 2011.

Discontinued Operations Reserves—SunLink has discontinued operations carried on by its former life sciences and engineering segment as well as certain of our healthcare operations. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of SunLink and its subsidiaries’ possible liability for claims for which SunLink or its subsidiaries may incur liability. No reserve for discontinued operations is included in discontinued operations at June 30, 2013.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2013	2012	2011
Net Revenues:
Dexter Hospital	$9,634	$20,066	$18,458
Memorial of Adel	114	14,643	15,007
Chilton Medical Center	0	0	6,905

	$9,748	$34,709	$40,370

Earnings Before Income Taxes:
Dexter Hospital	$542	$3,750	$1,322
Memorial of Adel	(26)	445	(783)
Chilton Medical Center	0	0	(724)
Life sciences and engineering	(253)	(88)	(83)
Mountainside	0	1	347

Earnings before income taxes	263	4,108	79

Gain on Sale:
Dexter Hospital	9,289	0	0
Memorial of Adel	1,161	0	0
Chilton Medical Center	0	0	438

Gain on Sale	10,450	0	438
Income tax expense	4,640	1,351	344

Earnings from discontinued operations	$6,073	$2,757	$173

4.	REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from the subsidiaries’ established rates. A summary of the payment arrangements with major third-party payors follows:

Medicare—Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per Diagnosis Related Group. These rates vary according to a patient

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other—SunLink’s subsidiaries have also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

The Company’s revenues before provision for doubtful accounts by payor were as follows for the years ended June 30, 2013, 2012 and 2011:

	Years Ended June 30,
	2013	2012	2011
Healthcare Facilities Segment:
Medicare	$35,433	$34,832	$39,120
Medicaid	13,334	14,165	14,839
Self-pay	11,916	10,049	11,074
Managed Care & Other Insurance	25,660	25,755	28,095
Other	421	369	149

Revenues before provision for doubtful accounts	86,764	85,170	93,277
Provision for doubtful accounts	(11,853)	(10,080)	(12,849)

Healthcare Facilities Segment Net Revenues	74,911	75,090	80,428
Specialty Pharmacy Segment Net Revenues	33,314	38,099	39,920

Total Net Revenues	$108,225	$113,189	$120,348

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Consolidated Statements of Operations and Comprehensive Earning and Loss.

Summary information for receivables is as follows:

	June 30,
	2013	2012
Patient accounts receivable (net of contractual allowances)	$20,117	$22,349
Less allowance for doubtful accounts	(7,761)	(9,121)

Patient accounts receivable—net	$12,356	$13,228

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the fiscal years ended June 30, 2013 and 2012:

	Healthcare Facilities	Specialty Pharmacy	Total
Fiscal year ended June 30, 2013
Balance at July 1, 2012	$8,714	$407	$9,121
Additions recognized as a reduction to revenues	11,804	514	12,318
Accounts written off, net of recoveries	(13,232)	(446)	(13,678)

Balance at June 30, 2013	$7,286	$475	$7,761

	Healthcare Facilities	Specialty Pharmacy	Total
Fiscal year ended June 30, 2012
Balance at July 1, 2011	$11,715	$602	$12,317
Additions recognized as a reduction to revenues	10,080	605	10,685
Accounts written off, net of recoveries	(13,081)	(800)	(13,881)

Balance at June 30, 2012	$8,714	$407	$9,121

Net revenues included a decrease of $166 for the year ended June 30, 2013 for the settlement of filings of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $547, and $569 for the years ended June 30, 2012 and 2011, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s four operating hospitals and Dexter (see Note 4.—Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2013. Incentive payments for all four operating hospital and Dexter totaling $5,257 were received by the hospitals during the quarter ended December 31, 2012. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded $1,136 as deferred gain as of June 30, 2013 for Dexter. It is anticipated this deferred gain will be recognized in the quarter ended December 31, 2013, when information for the cost report period January 1, 2013 through December 31, 2013 is known (based on buyer’s fiscal year). Based on revised estimates using June 30, 2013 information, a payable of $255 was recorded as of June 30, 2013 for SunLink’s four operating hospitals. This amount will be collected upon final settlement of cost reports for fiscal year 2013. SunLink’s four operating hospitals and Dexter, Memorial and Chilton (see Note 4.—Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012. Incentive payments for all four operating hospital and Dexter, Memorial and Chilton totaling $8,521 were received by SunLink during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded the $8,521 as deferred gain as of June 30, 2011. This deferred gain was recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 was known. Based on revised estimates using June 30, 2012 information, a receivable of $103 was recorded as of June 30, 2012. Final settlement of cost reports for fiscal year 2012 resulted in a decrease of $140 in Medicare EHR incentive payments recognized in continuing operations. This adjustment was recorded in fiscal year 2013.

SunLink’s hospital in Mississippi successfully attested for the Medicaid EHR program in the quarter ended June 30, 2012. SunLink’s Missouri hospital, its two Georgia hospitals, Dexter and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ended September 30, 2012 and recognized EHR incentive payments in the fiscal year ended June 30, 2013. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospitals and Dexter during the fiscal year ended June 30, 2013 totaling $1,320. SunLink’s hospital in Mississippi successfully attested for the Medicaid EHR program in the quarter ended June 30, 2011. SunLink’s Missouri hospitals, its two Georgia hospitals, Dexter and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ended September 30, 2011 and recognized EHR incentive payments in the fiscal year ended June 30, 2012. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospitals, Dexter, Memorial and Chilton during the fiscal year ended June 30, 2012 totaling $2,080.

EHR incentive payments recognized in continuing operations for the years ending June 30, 2013 and 2012 are as follows:

	2013	2012	2011
Medicare	$3,726	$6,022	$0
Medicaid	1,221	1,272	277

	$4,947	$7,294	$277

EHR incentive payments recognized in discontinued operations for the year ended June 30, 2013 for Medicaid was $248. Medicare EHR incentive payments recognized in discontinued operations was a negative $89 due to final settlement of the 2012 cost reports. EHR incentive payments recognized in discontinued operations for the year ended June 30, 2012 for Medicare and Medicaid were $2,602 and $809, respectively. No EHR incentive payments were recognized in discontinued operations for the year ended June 30, 2011.

6.	INVENTORY

Inventory consisted of the following:

	June 30,
	2013	2012
Healthcare Facilities Segment Supplies Inventory	$1,743	$1,822
Specialty Pharmacy Segment Goods Held for Sale	2,055	2,062

	$3,798	$3,884

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Long-Lived Assets—Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The lessee/operator held a Certificate of Need and other required hospital operating licenses. On October 29, 2012, the Alabama Department of Public Health issued an emergency order to suspend the operating license of the former lease/operator and for the cessation of all operations in an orderly manner due to the former lease/operator’s inability to meet its financial obligations and failure to have an effective governing authority.

Due to the changes in circumstances regarding the hospital and equipment in Clanton, Alabama, the carrying amount of these assets are not likely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013.

On December 6, 2012, CAMA entered into an option agreement with the Chilton County (Alabama) Hospital Board (“CCHB”) under which CCHB had the option through March 15, 2013 to acquire CAMA’s real and personal property relating to Chilton Medical Center in Clanton, Alabama, for $1,500. CCHB and CAMA applied jointly for a receiver which has taken over operations of the third-party operator. However, the option period expired without CCHB exercising the option and CAMA plans to have the receivership terminated. The operating license for use of the property as a hospital has been revoked and CAMA has terminated the real property lease with the third-party operator. The property reverted back to CAMA and is being repurposed as a multi-tenant medical park.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized goodwill and intangible asset impairment charges for the fiscal year ended June 30, 2011:

June 30, 2011
Specialty Pharmacy Segment
Goodwill	$6,048
Intangible assets
Trade Name	3,400
Customer Relationships	3,899

Total	$13,347

8.	GOODWILL AND INTANGIBLE ASSETS

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	June 30,
	2013	2012
Specialty Pharmacy Segment	$461	$461

Intangible assets consist of the following, net of amortization:

	June 30, 2013	June 30, 2012
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(26)	(23)

	54	57

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(737)	(595)

	3,121	3,263

Total	$3,175	$3,320

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $145, $157, and $612, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2014	$145
2015	145
2016	145
2017	145
2018	145
2019 and thereafter	450

Total	$1,175

See Note 8 – Impairment of Long-Lived Assets for discussion of impairment testing.

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2013	2012
Callaway RDA Loan	$4,908	$4,376
Trace RDA Loan	9,047	0
SHPP RDA Loan	2,073	0
Carmichael Notes	2,152	2,452
Term Loan	0	16,086
Capital lease obligations	90	176

Total	18,270	23,090
Less current maturities	(9,542)	(9,350)

	$8,728	$13,740

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of June 30, 2013, $1,000 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects described below.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at June 30, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $92 are included on the balance sheet at June 30, 2013 as cash in escrow. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink, MedCare South, LLC (formerly known as SunLink Healthcare, LLC) (“MedCare”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan are unconditionally guaranteed by the Company and MedCare.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $68 are included on the balance sheet at June 30, 2013 as cash in escrow.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At June 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of September 27, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $9,047 is presented in current liabilities in the consolidated balance sheet as of June 30, 2013. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The amount of indebtedness outstanding under the Trace RDA Loan at June 30, 2013 was $9,047. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. SHCH and the Company are currently discussing a modification or waiver of the non-compliance with the lender. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at June 30, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company.

Termination and Repayment of Credit Facility—On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. As of December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Financing costs and expenses related to the Credit Facility of $2,710 were amortized over the modified life of the Credit Facility. Amortization expense related to the Credit Facility was approximately $222, $201 and $1,485, respectively, for the fiscal years ended June 30, 2013, 2012 and 2011.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual required payments of debt for the next five years and thereafter are as follows:

2014	$9,542
2015	470
2016	1,731
2017	177
2018	180
2019 and thereafter	6,170

Total	$18,270

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2013.

2014	$576
2015	494
2016	410
2017	338
2018	329
2019 and thereafter	3,588

Total	$5,735

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2011, the 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through September 2012. Options for 140,000 shares were granted during fiscal 2013. No options have been exercised under this plan. Options outstanding under the plan were 210,000 at June 30, 2013. Options available for future issuance under the plan were 90,000 at June 30, 2013.

On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. 120,000 options were granted during fiscal 2013. Options outstanding under this Plan were 369,999, 289,999 and 115,999 at June 30, 2013, 2012 and 2011, respectively. Options available for future issuance under the plan were 360,676 at June 30, 2013.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 37,500, 37,500 and 45,000 at June 30, 2013, 2012 and 2011 respectively. No additional awards may be granted under this Plan.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 591,909 shares under this plan have been exercised. Options outstanding under this Plan were 0, 3,000, and 13,250 at June 30, 2013, 2012 and 2011, respectively. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2010	393,624	$5.19	$1.50—$10.24
Granted	0	0.00	0.00
Exercised	(40,500)	1.59	1.50—2.65
Forfeited	(178,875)	5.41	2.50—5.86

Options outstanding June 30, 2011	174,249	$5.80	$2.50—$9.63
Granted	250,000	1.97	1.67—2.09
Exercised	0	0.00	0.00
Forfeited	(23,750)	2.67	2.50—3.00

Options outstanding June 30, 2012	400,499	$2.62	$1.67—$9.63
Granted	260,000	1.22	1.22
Exercised	0	0.00	0.00
Forfeited	(43,000)	2.13	2.09—2.65

Options outstanding June 30, 2013	617,499	$1.92	$1.22—$9.63

Options exercisable June 30, 2011	168,909	$5.91	$2.50—$9.63

Options exercisable June 30, 2012	220,498	$4.75	$1.67—$9.63

Options exercisable June 30, 2013	404,163	$3.18	$0.00—$0.00

The weighted-average fair value of each option granted during the years ended June 30, 2013 and 2012 was $1.22 and $2.09, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2013: estimated volatility of 80%; risk-free interest rate of 0.89%; dividend yield of 0%; and an expected life of 6 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2012: estimated volatility of 76%; risk-free interest rate of 1.34%; dividend yield of 0%; and an expected life of 6 years. The historical volatility is used to calculate the estimated volatility. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2013, 2012, and 2011, the Company recognized $86, $92 and $6, respectively, of compensation expense for share options issued. As of June 30, 2013, there was $82 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal years ended June 30, 2014, 2015 and 2016.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2013 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 1.22	260,000	16.44	140,000
$ 1.67	70,000	7.17	70,000
$ 2.09	140,000	8.21	46,665
$ 2.51	10,000	5.23	9,999
$ 2.90	37,500	0.44	37,500
$ 6.55	33,000	3.88	33,000
$ 8.00	33,999	4.24	33,999
$ 9.63	33,000	2.36	33,000

	617,499	3.35	404,163

No options were exercised during the years ended June 30, 2013 and 2012. The total intrinsic value of options exercised during the year ended June 30, 2011 was $1. As of June 30, 2013 and 2012, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively, for both years.

Tender Offer—On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on January 31, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company has approximately 9,443,334 common shares issued and outstanding and held by approximately 480 stockholders of record. The shares repurchased were retired immediately. The aggregate cash cost of the Odd Lot Tender Offer was $195 and was recorded in equity. Included in the cash cost are purchase price for the odd lot shares of $4, aggregate bonus payments of $7 and fees and expenses of $184.

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

On July 28, 2011, SunLink announced the sale of approximately 1,329,000 common shares at approximately $1.90 per share. Such shares were sold to certain of the Company’s officers and directors and/or their affiliates. The net proceeds of the private placement of approximately $2,500 were used, together with the Company’s operating funds, to make an $8,000 pre-payment on the then outstanding Credit Facility Term Loan. A special committee of the Company’s Board of Directors comprised of non-participating disinterested directors evaluated the private placement transaction and obtained an opinion of an outside advisor selected by the special committee that the price and terms of the private placement were fair from a financial point of view to the Company. No additional shares were sold pursuant to the private placement.

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

Accumulated Other Comprehensive Loss—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumluated Other Comprehensive Loss
June 30, 2010	$(301)	$(301)
Current period change	23	23

June 30, 2011	(278)	(278)
Current period change	(219)	(219)

June 30, 2012	(497)	(497)
Current period change	91	91

June 30, 2013	$(406)	$(406)

11.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2013	2012	2011
Current	$(4,220)	$(768)	$(1,211)
Deferred	2,914	203	(7,861)

Total income tax benefit	$(1,306)	$(565)	$(9,072)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2013	2012
Net operating loss carryforward	$3,279	$5,624
Depreciation expense	(2,546)	(3,385)
Allowances for receivables	2,571	3,217
EHR Deferred gain	461	13
Accrued expenses	1,868	2,675
Intangible assets	3,762	4,273
Pension liabilities	313	208
Other	564	485

	10,272	13,110
Less valuation allowance	(2,151)	(2,045)

Net deferred income tax assets	$8,121	$11,065

The differences between income taxes at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	2013	2012	2011
Income tax at Federal statutory rate	$(983)	$(909)	$(8,674)
Changes in valuation allowance—continuing operations	106	(33)	588
U.S. state income taxes, net of federal benefit	(476)	(9)	(1,046)
Share option expense	29	31	2
Amortization	0	316	9
Other	18	39	49

Total income tax expense (benefit)—continuing operations	$(1,306)	$(565)	$(9,072)

The Company provided a $2,151 deferred tax valuation allowance as of June 30, 2013 so that the net deferred income tax assets were $8,121 as of June 30, 2013. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ended June 30, 2013 resulted from reserving for certain state net operating loss carryforwards that were not reserved for in prior periods. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $2,045 deferred tax valuation allowance as of June 30, 2012 so that the net deferred tax assets were $11,065 as June 30, 2012. The net operating loss carryforwards expire in 2023.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits was a liability of $229 as of June 30, 2013.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, included interest and penalties from July 1, 2010 through June 30, 2013 is presented below:

Balance at June 30, 2010	$71
Reductions for tax positions of prior years	(34)

Balance at June 30, 2011	37
Reductions for tax positions of prior years	(18)

Balance at June 30, 2012	19
Additions based on tax positions related to current year	218
Reductions for tax positions related to current year	(1)
Reductions for tax positions of prior years	(7)

Balance at June 30, 2013	$229

12.	EMPLOYEE BENEFITS

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

At June 30, 2013, the plan’s assets were invested 61% in cash and short term investments, 23% in equity investments and 16% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $71, $57, $60, $62, and $66 in pension benefits in the years ending June 30, 2014 though 2018, respectively. The plan expects to pay $321 in pension benefits for the years June 30, 2019 through 2023, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contribution of $43 to the plan for the year ended June 30, 2013.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	Years Ended June 30,
	2013	2012	2011
Service cost	$0	$0	$0
Interest cost	68	74	73
Expected return on assets	(40)	(41)	(43)
Amortization of prior service cost	108	55	53
Settlement cost	118	0	0

Net pension expense	$254	$88	$83

Weighted -average assumptions:
Discount rate	4.50%	6.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,536	$1,157
Interest cost	68	73
Actuarial loss	41	350
Benefits paid	(292)	(44)

Benefit obligation end of year	$1,353	$1,536

Change in Fair Value of Plan Assets:
Beginning fair value	$985	$1,045
Actual return on plan assets	1	(16)
Employer contribution	43	0
Benefits paid	(292)	(44)

Plan assets at end of year	$737	$985

Funded status of the plans	(616)	(551)
Unrecognized actuarial loss	652	798

Prepaid benefit cost	$36	$247

Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	36	247
Accumulated other comprehensive loss*	652	798

Net amount recognized	$(616)	$(551)

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2013, 2012 and 2011. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2013, 2012 and 2011.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 13 years. Rent expense was $1,918, $2,191, and $2,370, for the years ended June 30, 2013, 2012 and 2011, respectively. Minimum lease commitments as of June 30, 2013 are as follows:

Fiscal year ending June 30:
2013	$1,093
2014	880
2015	507
2016	439
2017	112
2018 and thereafter	21

$3,052

Physician Guarantees—At June 30, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2013. SunLink expensed $137, $340, and $202, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2013.

Litigation—In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as March 2014.

SunLink denies that it has any liability to Defendants and intends to vigorously defend the claims asserted against SunLink by the Defendants and to vigorously pursue its claims against the Defendants. While the

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Office of Inspector General Investigation—In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Internal Revenue Service—The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS. In May 2013, the Company received from the IRS a Notice of Proposed Adjustment (“NOPA”) primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ending June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has not been finalized and is still subject to internal review by the IRS. SunLink expects to agree to this RAR. As a result of the RAR, no additional cash taxes are expected to be due for these periods; however, net operating loss carryforward balances will be adjusted to offset any increase to taxable income resulting from the IRS examination for these periods. The financial statements have been adjusted to reflect the uncertain tax position under ASC 740-10 created as a result of the RAR.

14.	RELATED PARTIES

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. We have paid an aggregate of $1,004, $1,092, and $896 to these law firms in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Included in the Company’s consolidated balance sheets at June 30, 2013 and 2012 is $216 and $644, respectively, of amounts payable to these law firms.

15.	FINANCIAL INFORMATION BY SEGMENTS

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our two reportable operating segments are Healthcare Facilities and Specialty Pharmacy.

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows:

2013	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$74,911	$33,314	$0	$108,225
Operating profit (loss)	3,712	163	(4,969)	(1,094)
Depreciation and amortization	2,700	729	619	4,048
Assets	40,501	10,955	16,547	68,003
Expenditures for property, plant and equipment	2,522	551	1,902	4,975

2012
Net Revenues from external customers	$75,090	$38,099	$0	$113,189
Operating profit (loss)	7,079	457	(5,380)	2,156
Depreciation and amortization	3,004	815	546	4,365
Assets	51,487	11,652	16,033	79,172
Expenditures for property, plant and equipment	976	455	87	1,518

2011
Net Revenues from external customers	$80,428	$39,920	$0	$120,348
Operating profit (loss)	2,039	(14,463)	(5,496)	(17,920)
Depreciation and amortization	3,322	1,562	460	5,344
Assets	56,217	11,525	24,088	91,830
Expenditures for property, plant and equipment	866	751	794	2,411

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.   EARNINGS PER SHARE

(Share	Amounts in Thousands)

	Years Ended June 30,
	2013		2012		2011
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount
Earnings (loss) from continuing operations	$(1,585)		$(1,676)		$(16,276)

Basic:
Weighted-average shares outstanding	9,445	$(0.17)	9,350	$(0.18)	8,094	$(2.01)

Diluted:
Weighted-average shares outstanding	9,445	$(0.17)	9,350	$(0.18)	8,094	$(2.01)

Earnings from discontinued operations	$6,073		$2,757		$173

Basic:
Weighted-average shares outstanding	9,445	$0.64	9,350	$0.29	8,094	$0.02

Diluted:
Weighted-average shares outstanding	9,445	$0.64	9,350	$0.29	8,094	$0.02

Net Earnings (loss)	$4,488		$1,081		$(16,103)

Basic:
Weighted-average shares outstanding	9,445	$0.48	9,350	$0.12	8,094	$(1.99)

Diluted:
Weighted-average shares outstanding	9,445	$0.48	9,350	$0.12	8,094	$(1.99)

Weighted-average number of shares outstanding—basic	9,445		9,350		8,094

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0		0

Weighted-average number of shares outstanding—diluted	9,445		9,350		8,094

Share options of 617, 411 and 174 for the years ended June 30, 2013, 2012 and 2011, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(All amounts in thousands, except per share amount)

The following selected quarterly data for the years ended June 30, 2013 and 2012, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2013	$25,445	$29,240	$27,850	$25,690
	Year Ended June 30, 2012	26,633	31,354	29,025	26,177

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2013	1,629	(197)	(1,395)	(1,622)
	Year Ended June 30, 2012	3,148	(1,684)	(1,397)	(1,743)

NET EARNINGS (LOSS)	Year Ended June 30, 2013	2,163	(186)	3,935	(1,424)
	Year Ended June 30, 2012	5,114	(1,543)	(935)	(1,555)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2013	0.17	(0.02)	(0.15)	(0.17)
	Year Ended June 30, 2012	0.33	(0.18)	(0.15)	(0.20)
Diluted	Year Ended June 30, 2013	0.17	(0.02)	(0.15)	(0.17)
	Year Ended June 30, 2012	0.33	(0.18)	(0.15)	(0.20)
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2013	0.23	(0.02)	0.42	(0.15)
	Year Ended June 30, 2012	0.54	(0.16)	(0.10)	(0.18)
Diluted	Year Ended June 30, 2013	$0.23	$(0.02)	$0.42	$(0.15)
	Year Ended June 30, 2012	$0.54	$(0.16)	$(0.10)	$(0.18)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2013	9,443	9,446	9,446	9,446
	Year Ended June 30, 2012	9,448	9,448	9,448	8,581
Diluted	Year Ended June 30, 2013	9,443	9,446	9,446	9,446
	Year Ended June 30, 2012	9,448	9,448	9,448	8,581