Form 10-Q
period 2013-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2013-11-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of Common Shares, without par value, outstanding as of November 13, 2013 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,190	$2,497
Cash in escrow	0	160
Receivables—net	10,949	12,356
Inventory	3,836	3,798
Income tax receivable	65	1,769
Deferred income tax asset	3,995	4,008
Prepaid expense and other	3,672	3,505

Total current assets	26,707	28,093
Property, plant and equipment, at cost	65,232	64,840
Less accumulated depreciation	35,109	34,266

Property, plant and equipment—net	30,123	30,574
Noncurrent Assets:
Intangible assets—net	3,139	3,175
Goodwill	461	461
Deferred income tax asset	4,098	4,113
Other noncurrent assets	1,529	1,587

Total noncurrent assets	9,227	9,336

TOTAL ASSETS	$66,057	$68,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,383	$5,474
Current maturities of long-term debt	9,425	9,542
Accrued payroll and related taxes	3,937	4,121
Due to third party payors	149	556
Deferred Gain—Medicare EHR incentive reimbursement	1,136	1,136
Other accrued expenses	1,981	1,417

Total current liabilities	22,011	22,246
Long-Term Liabilities
Long-term debt	8,686	8,728
Noncurrent liability for professional liability risks	1,941	2,461
Other noncurrent liabilities	817	825

Total long-term liabilities	11,444	12,014
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,443 shares at September 30, 2013 and 9,447 shares at June 30, 2013	4,722	4,722
Additional paid-in capital	13,413	13,396
Retained earnings	14,873	16,031
Accumulated other comprehensive loss	(406)	(406)

Total Shareholders’ Equity	32,602	33,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,057	$68,003

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Operating revenues (net of contractual allowances)	$28,296	$29,172
Less provision for bad debts of Healthcare Facilities Segment	2,718	3,482

Net revenues	25,578	25,690
Costs and Expenses
Cost of goods sold	4,275	4,237
Salaries, wages and benefits	12,987	13,221
Provision for bad debts of Specialty Pharmacy Segment	53	80
Supplies	2,197	2,263
Purchased services	1,851	1,956
Other operating expenses	3,711	4,105
Rent and lease expense	461	546
Impairment of property, plant and equipment	0	789
Depreciation and amortization	907	984

Operating Loss	(864)	(2,491)
Other Expense:
Interest expense—net	(312)	(559)

Loss from Continuing Operations before income taxes	(1,176)	(3,050)
Income Tax Benefit	(2)	(1,428)

Loss from Continuing Operations	(1,174)	(1,622)
Earnings from Discontinued Operations, net of tax	16	198

Net Loss	(1,158)	(1,424)
Other comprehensive income	0	0

Comprehensive Loss	$(1,158)	$(1,424)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.12)	$(0.17)

Diluted	$(0.12)	$(0.17)

Discontinued Operations:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Net Loss:
Basic	$(0.12)	$(0.15)

Diluted	$(0.12)	$(0.15)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,446

Diluted	9,443	9,446

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$2,386	$(2,592)
Cash Flows from Investing Activities:
Proceeds from sale of Memorial	0	8,350
Net change in cash in escrow	(160)	850
Expenditures for property, plant and equipment—continuing operations	(373)	(718)
Expenditures for property, plant and equipment—discontinued operations	0	(17)

Net Cash Provided by (Used in) Investing Activities	(533)	8,465
Cash Flows from Financing Activities:
Payments on long-term debt	(160)	(15,555)
Revolving advances—net	0	(1,000)
Proceeds of long-term debt	0	9,125

Net Cash Used in Financing Activities	(160)	(7,430)

Net increase (decrease) in Cash and Cash Equivalents	1,693	(1,557)
Cash and Cash Equivalents Beginning of Period	2,497	2,057

Cash and Cash Equivalents End of Period	$4,190	$500

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$283	$664

Income taxes	$(1,629)	$68

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2013 and for the three month periods ended September 30, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2013 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 27, 2013. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment is composed of three operational areas:

•	Four community hospital subsidiaries in three states with a total of 232 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	A Clanton, Alabama healthcare facility which is currently being repurposed for a multi-tenant medical park.

•	The Specialty Pharmacy Segment is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, including the selective disposal of underperforming and non-strategic subsidiaries. The Company believes certain of its four remaining hospital facilities presently underperforming and currently is evaluating the possible sale of one or more of these hospital facilities. There is no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs.

On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on January 31, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company has approximately 9,443,000 common shares issued and outstanding and held by approximately 480 stockholders of record. The shares repurchased were retired immediately. The aggregate cash cost of the Odd Lot Tender Offer was $195 and was recorded in equity. Included in the cash cost are purchase price for the odd lot shares of $4, aggregate bonus payments of $7 and fees and expenses of $184.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2013	2012
Net Revenues:
Dexter Hospital	$95	$4,829
Memorial of Adel	(6)	0

	$89	$4,829

Earnings before income taxes:
Dexter Hospital	$72	$432
Memorial of Adel	(11)	(21)
Life sciences and engineering	(39)	(34)

Earnings before income taxes	22	377

Gain on Sale—Memorial of Adel	0	1,191
Income tax expense	6	1,370

Earnings from discontinued operations	$16	$198

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and did so through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,930, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2013 and 2012.

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2013 and 2012.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2013 and 2012. The components of pension expense for the three months ended September 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended September 30,
	2013	2012
Interest Cost	$15	$17
Expected return on assets	(7)	(10)
Amortization of prior service cost	32	27

Net pension expense	$40	$34

SunLink contributed $0 to the plan in the three months ended September 30, 2013.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2013 and 2012, the Company recognized $16 and $28, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 120,000 share options granted under the 2005 Equity Incentive Plan during the three months ended September 30, 2013 and 2012, respectively. There were 21,000 and 140,000 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2013 and 2012, respectively.

Note 5. – Revenue Recognition and Accounts Receivables

The Company’s subsidiaries recognize revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s subsidiaries’ ability to collect outstanding receivables is critical to their results of operations and cash flows. Amounts the Company’s subsidiaries receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s subsidiaries’ established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future an allowance for doubtful accounts is established to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

Revenues before provision for doubtful accounts by payor were as follows for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Healthcare Facilities Segment:
Medicare	$9,157	$8,505
Medicaid	3,966	4,151
Self-pay	5,291	5,934
Managed Care & Other Insurance	2,850	3,712
Other	94	88

Revenues before provision for doubtful accounts	21,358	22,390
Provision for doubtful accounts	(2,718)	(3,482)

Healthcare Facilities Segment Net Revenues	18,640	18,908
Specialty Pharmacy Segment Net Revenues	6,842	6,749
Other Revenues	96	33

Total Net Revenues	$25,578	$25,690

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for account receivable is as follows:

	September 30, 2013	June 30, 2013
Accounts receivable (net of contractual allowances)	$18,748	$20,117
Less allowance for doubtful accounts	(7,799)	(7,761)

Patient accounts receivable—net	$10,949	$12,356

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three months ended September 30, 2013:

Three Months Ended September 30, 2013:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to operating profit	2,718	53	2,771
Accounts written off, net of recoveries	(2,687)	(46)	(2,733)

Balance at September 30, 2013	$7,317	$482	$7,799

Net revenues included increases of $204 and $149 for the three months ended September 30, 2013 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

The Company accounts for EHR incentive payments in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies”, (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for Medicare and Medicaid EHR incentive payments when its subsidiaries’ eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information needed for the full cost report year used for the final calculation of the EHR incentive reimbursement payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

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

Note 7. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	September 30, 2013	June 30, 2013
Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	September 30, 2013	June 30, 2013
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(27)	(26)

	53	54

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(772)	(737)

	3,086	3,121

Total	$3,139	$3,175

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $36 for the three months ended September 30, 2013 and 2012, respectively.

Note 8. – Impairment of Long-lived Assets

Impairment of Long-Lived Assets—Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility (currently closed) and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The Company believes the carrying amount of these assets is not likely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013. The property is currently being repurposed as a multi-tenant medical park.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	June 30, 2013
Callaway RDA Loan	$4,882	$4,908
Trace RDA Loan	8,945	9,047
SHPP RDA Loan	2,063	2,073
Carmichael Notes	2,152	2,152
Capital lease obligations	69	90

Total	18,111	18,270
Less current maturities	(9,425)	(9,542)

	$8,686	$8,728

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), a wholly owned subsidiary or the Company, the direct parent of HOM, closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of September 30, 2013, $1,000 has been drawn on the $1,000 construction loan in connection with the construction and improvement projects described below.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at September 30, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink, MedCare South, LLC (formerly known as SunLink Healthcare, LLC) (“MedCare”), a wholly owned subsidiary or the Company, and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At September 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan. Both the Trace RDA Loan and the Trace Working Capital Loan are guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio and the fixed charge coverage ratio. At June 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company are discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of November 13, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $8,945 and $9,047 is presented in current liabilities in the condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, respectively. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at September 30, 2013 and June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC, a wholly owned subsidiary or the Company, entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company.

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

Note 10. – Income Taxes

Income tax benefit of $2 ($46 federal tax expense and $48 state tax benefit) and income tax benefit of $1,428 ($1,559 federal tax benefit and $131 state tax expense) was recorded for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

At September 30, 2013, the Company had $3,887 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At September 30, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,093. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2011 through September 30, 2013:

Balance at June 30, 2011	$37
Reduction for tax positions of prior years	(18)

Balance at June 30, 2012	19
Additions for tax positions of prior years	218
Reductions for tax positions of prior years	(8)

Balance at June 30, 2013	229
Reduction for tax positions of prior years	(8)

Balance at September 30, 2013	$221

Note 11. – Commitments and Contingencies

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

Internal Revenue Service—The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ended June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has been signed by SunLink and returned to the IRS; however, the RAR is still subject to final IRS review before a final invoice is issued by the IRS. As a result of the RAR, no additional cash taxes are expected to be due for these periods; however, net operating loss carryforward balances will be adjusted to offset any increase to taxable income resulting from the IRS examination for these periods. The financial statements have been adjusted to reflect the uncertain tax position under ASC 740-10 created as a result of the RAR.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$9,425	$1,076	$572
2 years	473	731	494
3 years	1,734	467	410
4 years	174	422	338
5+ years	6,305	30	3,927

	$18,111	$2,726	$5,741

At September 30, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of September 30, 2013. SunLink expensed $34 and $31 on physician guarantees and recruiting for the three months ended September 30, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of September 30, 2013.

Note 12. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $160 and $213 for legal services to these law firms in the three months ended September 30, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2013 and June 30, 2013 is $166 and $216, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of September 30, 2013 and 2012 and for the three months then ended is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
As of and for the three months ended September 30, 2013
Net revenues from external customers	$18,640	$6,842	$96	$25,578
Operating profit (loss)	301	(94)	(1,071)	(864)
Depreciation and amortization	532	166	209	907
Assets	36,839	11,268	17,950	66,057
Expenditures for property, plant and equipment	144	179	50	373

As of and for the three months ended September 30, 2012
Net revenues from external customers	$18,908	$6,749	$33	$25,690
Operating loss	(465)	(85)	(1,941)	(2,491)
Depreciation and amortization	611	165	208	984
Assets	43,164	10,627	16,301	70,092
Expenditures for property, plant and equipment	584	126	8	718

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

	Three Months Ended September 30,
	2013	2012	% Change
Net Revenues—Healthcare Facilities	$18,640	$18,908	-1.4%
Net Revenues—Specialty Pharmacy	6,842	6,749	1.4%
Other Revenues	96	33	190.9%

Total Net Revenues	25,578	25,690	-0.4%
Costs and expenses	(26,442)	(27,392)	-3.5%
Impairment of property, plant and equipment	0	(789)	-100.0%

Operating loss	(864)	(2,491)	65.3%
Interest expense—net	(312)	(559)	-44.2%

Loss from continuing operations before income taxes	$(1,176)	$(3,050)	61.4%

Healthcare Facilities Segment:
Admissions	747	878	-15%
Equivalent admissions	2,567	3,158	-19%
Surgeries	500	518	-3%
Revenue per equivalent admission	$7,261	$5,987	21%

Equivalent admissions—Equivalent admissions is used by management (and certain investors) as a general measure of combined inpatient and outpatient volume for our hospital operations. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Source:
Medicare	43.1%	38.1%
Medicaid	18.7%	18.6%
Self-pay	13.4%	16.6%
Managed Care Insurance & Other	24.8%	26.7%

	100.0%	100.0%

Medicare as a percentage of net patient revenue increased in the three months ended September 30, 2013 due to increased Medicare volumes as compared to the prior year periods, particularly in the geriatric psychiatric units (“GPUs”). Medicare patient days for the three GPUs increased from 39.6% of total patient days at September 30, 2012 to 54.2% of total patient days at September 30, 2013. Medicare net patient revenues increased $651 compared to the comparable prior year period. Additionally, Managed Care Insurance and Other and Self-pay as a percentage of total net revenues decreased in the three months ended September 30, 2013 compared to the comparable prior year periods due to decreased revenue as a result of declining volumes. Managed Care Insurance and Other net revenue decreased 10.8% from $5,934 for the three months ending September 30, 2012 to $5,291 for the three months ended September 30, 2013. Self-pay net revenues decreased 23.2% from $3,712 for the three months ended September 30, 2012 to $2,850 for the three months ended September 30, 2013.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended September 30, 2013 were $6,842, an increase of $93, or 1.4%, from $6,749 for the three months ended September 30, 2012. The increase was a result of new business generated during the current period, primarily institutional pharmacy services.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $18,339 and $19,373 for the three months ended September 30, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2013	2012
Salaries, wages and benefits	57.8%	57.8%
Supplies	11.5%	11.7%
Purchased services	10.4%	8.7%
Other operating expenses	16.0%	18.7%
Rent and lease expense	2.4%	2.3%
Depreciation and amortization expense	2.9%	3.2%

Purchased services as a percentage of net revenues increased for the three months ended September 30, 2013 as compared to the comparable prior year period. The increase resulted from increased costs associated with certain outside services provided to the hospital facilities.

Other operating expenses decreased as a percentage of net revenues for the three months ended September 30, 2013 compared to the comparable prior year period due to decreased insurance expense resulting from lower professional and general liability claims incurred in the three months ended September 30, 2013.

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 were $532 and $611, respectively. The decrease in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to assets being fully depreciated in the current year periods as compared to the prior year periods.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $6,936 and $6,834 for the three months ended September 30, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2013	2012
Cost of goods sold	62.5%	62.8%
Salaries, wages and benefits	25.4%	24.4%
Provision for bad debts	0.8%	1.2%
Supplies	0.7%	0.7%
Purchased services	4.2%	4.7%
Other operating expenses	4.3%	4.0%
Rent and lease expense	1.1%	1.1%
Depreciation and amortization expense	2.4%	2.4%

Cost of goods sold as a percent of net revenues decreased in the three month period ended September 30, 2013 as compared to the comparable period of the prior year due to the current period sales product mix and improvement in sales in the current period as compared to the comparable prior year period.

Salaries, wages and benefits as a percent of net revenues increased in the three month period ended September 30, 2013 as compared to the comparable period of the prior year due to the increased staffing requirements related to the implementation net growth in the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three month period ended September 30, 2013 as compared to the comparable period of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Other operating expenses as a percent of net revenues increased in the three month period ended September 30, 2013 as compared to the comparable period of the prior year due to higher insurance costs offset somewhat by positive effects of cost-cutting measures.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility (currently closed) and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The Company believes the carrying amount of these assets is not likely to be fully recoverable. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013. The property is currently being repurposed as a multi-tenant medical park.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,167 and $1,185 for the three months ended September 30, 2013 and 2012, respectively.

Operating Loss

SunLink had an operating loss of $864 and $2,491 for the three months ended September 30, 2013 and 2012, respectively. The decreased operating loss for the three months ended September 30, 2013 compared to the prior year period resulted from the decrease in insurance expense and a nonrecurrence of the impairment charge recorded in the three months ended September 30, 2012.

Interest Expense

Interest expense was $312 and $559 for the three months ended September 30, 2013 and 2012, respectively. Interest expense for the three months ended September 30, 2013 decreased from the same period last year due to due a decrease in interest rates on outstanding debt.

Income Taxes

Income tax benefit of $2 ($46 federal tax expense and $48 state tax benefit) and income tax benefit of $1,428 ($1,559 federal tax benefit and $131 state tax expense) was recorded for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

At September 30, 2013, the Company had $3,887 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At September 30, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,093. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,174 ($0.12 loss per fully diluted share) for the three months ended September 30, 2013 compared to loss from continuing operations of $1,622 ($0.17 loss per fully diluted share) for the three months ended September 30, 2012. The decreased loss for the three months ended September 30, 2013 resulted from decreased operating loss and interest expense partially offset by decreased income tax benefit as compared to the comparable prior year period.

Earnings from discontinued operations of $16 for the three months ended September 30, 2013 resulted from pre-tax loss from operations of Dexter of $72. The earnings from discontinued operations for the three months ended September 30, 2013 also was also partially due to $11 of pre-tax loss from operations of Memorial and $39 of pre-tax loss resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended September 30, 2013 was $6.

Net loss for the quarter ended September 30, 2013 was $1,158 ($0.12 loss per fully diluted share) compared to a net loss of $1,424 ($0.15 loss per fully diluted share) for the quarter ended September 30, 2012.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2013 and 2012, respectively, is shown below.

	Three Months Ended September 30,
	2013	2012
Healthcare Facilities Adjusted EBITDA	$832	$129
Specialty Pharmacy Adjusted EBITDA	70	80
Corporate overhead costs	(859)	(927)
Taxes and interest expense	(316)	(501)
Other non-cash expenses and net change in operating assets and liabilities	2,659	(1,373)

Net cash provided by (used in) operations	$2,386	$(2,592)

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

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in eleven of the last thirteen fiscal quarters through the quarter ending September 30, 2013. The Company lost $1,174 from continuing operations after income taxes in the three months ended September 30, 2013. Continuing losses from operations may have a material adverse effect on our liquidity.

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

Subsidiary Loans

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and $1,000 construction loan was drawn in its entirety as of June 30, 2013.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at September 30, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (5.25% at September 30, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to refinance a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At September 30, 2013 and June 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio and the fixed charge coverage ratio. At June 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of November 13, 2013. As a result, the amount of indebtedness under the Trace RDA Loan of $8,945 and $9,047 is presented in current liabilities in the consolidated balance sheets as of September 30, 2013 and June 30, 2013, respectively. If SHCH is unable to obtain a waiver of the non-compliance and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at September 30, 2013 and June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. SHCH and the Company are currently discussing a modification or waiver of the non-compliance with the lender. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

SHPP RDA Loan—On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

We generated $2,386 of cash from continuing operations during the three months ended September 30, 2013 compared to a use of cash from continuing operations of $2,592 during the three months ended September 30, 2012. Cash generated resulted from the decreased loss from continuing operations, income taxes refunds of $1,629, reductions in accounts receivable and amounts due to third party payors.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$9,425	$1,076	$572
2 years	473	731	494
3 years	1,734	467	410
4 years	174	422	338
5+ years	6,305	30	3,927

	$18,111	$2,726	$5,741

At September 30, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of September 30, 2013. SunLink expensed $34 and $41 on physician guarantees and recruiting for the three months ended September 30, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of September 30, 2013

At September 30, 2013, we had outstanding long-term debt of $18,111 of which $4,882 was incurred under the Callaway RDA Loan, $8,945 was incurred under the Trace RDA Loan, $2,063 was incurred under the SHPP RDA Loan, $2,152 was incurred under the Carmichael Notes, and $69 was related to capital leases.

Discontinued Operations

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consist of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and did so through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds from the sale were used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2013 and 2012

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the September 30, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2013. Retained liabilities consist of liabilities incurred prior to July 2, 2012. Approximately $7,500 of the net proceeds from the sale were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three nine month periods ended September 30, 2013 and 2012 and as of June 30, 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $160 and $213 for legal services to these law firms in the three months ended September 30, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2013 and June 30, 2013 is $166 and $216, respectively, of amounts payable to these law firms.

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

Internal Revenue Service

The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 are under examination by the IRS primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ended June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has been signed by SunLink and returned to the IRS; however, the RAR is still subject to final IRS review before a final invoice is issued by the IRS. As a result of the RAR, no additional cash taxes are expected to be due for these periods; however, net operating loss carryforward balances will be adjusted to offset any increase to taxable income resulting from the IRS examination for these periods. The financial statements have been adjusted to reflect the uncertain tax position under ASC 740-10 created as a result of the RAR.

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6. EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2013 and 2012 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 13, 2013