Form 10-Q
period 2013-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2014-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of Common Shares, without par value, outstanding as of February 14, 2014 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	June 30,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,561	$2,497
Cash in escrow	0	160
Receivables—net	10,839	12,356
Inventory	3,925	3,798
Income tax receivable	185	1,769
Deferred income tax asset	4,529	4,008
EHR receivable	180	0
Due from third party payors	1,858	0
Prepaid expense and other assets	3,825	3,505

Total current assets	29,902	28,093
Property, plant and equipment, at cost	65,689	64,840
Less accumulated depreciation	35,923	34,266

Property, plant and equipment—net	29,766	30,574
Noncurrent Assets:
Intangible assets—net	3,103	3,175
Goodwill	461	461
Deferred income tax asset	3,797	4,113
Other noncurrent assets	1,495	1,587

Total noncurrent assets	8,856	9,336

TOTAL ASSETS	$68,524	$68,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,817	$5,474
Current maturities of long-term debt	865	9,542
Accrued payroll and related taxes	3,905	4,121
Due to third party payors	0	556
Deferred Gain—Medicare EHR incentive reimbursement	3,630	1,136
Other accrued expenses	1,906	1,417

Total current liabilities	16,123	22,246
Long-Term Liabilities
Long-term debt	16,935	8,728
Noncurrent liability for professional liability risks	1,824	2,461
Other noncurrent liabilities	799	825

Total long-term liabilities	19,558	12,014
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,446 shares at December 31, 2013 and 9,447 shares at June 30, 2013	4,722	4,722
Additional paid-in capital	13,427	13,396
Retained earnings	15,100	16,031
Accumulated other comprehensive loss	(406)	(406)

Total Shareholders’ Equity	32,843	33,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,524	$68,003

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Operating revenues (net of contractual allowances)	$29,963	$30,385	$58,259	$59,557
Less provision for bad debts of Healthcare Facilities Segment	2,899	2,535	5,617	6,017

Net revenues	27,064	27,850	52,642	53,540
Costs and Expenses
Cost of goods sold	6,485	6,529	10,760	10,766
Salaries, wages and benefits	12,768	13,386	25,755	26,607
Provision for bad debts of Specialty Pharmacy Segment	42	177	95	257
Supplies	2,298	2,437	4,495	4,700
Purchased services	1,907	1,896	3,758	3,852
Other operating expenses	3,694	3,976	7,405	8,081
Rent and lease expense	458	458	919	1,004
Impairment of property, plant and equipment	0	0	0	789
EHR incentive payments	(1,298)	(1,024)	(1,298)	(1,024)
Depreciation and amortization	898	989	1,805	1,973

Operating Loss	(188)	(974)	(1,052)	(3,465)
Other Expense:
Interest expense—net	(307)	(647)	(619)	(1,206)

Loss from Continuing Operations before income taxes	(495)	(1,621)	(1,671)	(4,671)
Income Tax Benefit	(482)	(226)	(484)	(1,654)

Loss from Continuing Operations	(13)	(1,395)	(1,187)	(3,017)
Earnings from Discontinued Operations, net of tax	240	5,330	256	5,528

Net Earnings (Loss)	227	3,935	(931)	2,511
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$227	$3,935	$(931)	$2,511

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.00)	$(0.15)	$(0.13)	$(0.32)

Diluted	$(0.00)	$(0.15)	$(0.13)	$(0.32)

Discontinued Operations:
Basic	$0.03	$0.56	$0.03	$0.59

Diluted	$0.03	$0.56	$0.03	$0.59

Net Earnings (Loss):
Basic	$0.02	$0.42	$(0.10)	$0.27

Diluted	$0.02	$0.42	$(0.10)	$0.27

Weighted-Average Common Shares Outstanding:
Basic	9,447	9,446	9,446	9,446

Diluted	9,447	9,446	9,446	9,446

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2013	2012
Net Cash Provided by Operating Activities	$3,545	$120
Cash Flows from Investing Activities:
Proceeds from sale of Memorial	0	8,350
Proceeds from sale of Dexter	0	9,930
Net change in cash in escrow	(160)	(753)
Expenditures for property, plant and equipment—continuing operations	(851)	(1,135)
Expenditures for property, plant and equipment—discontinued operations	0	(41)

Net Cash Provided by (Used in) Investing Activities	(1,011)	16,351
Cash Flows from Financing Activities:
Payments on long-term debt	(470)	(17,007)
Revolving advances—net	0	(5,931)
Proceeds of long-term debt	0	12,143

Net Cash Used in Financing Activities	(470)	(10,795)

Net increase in Cash and Cash Equivalents	2,064	5,676
Cash and Cash Equivalents Beginning of Period	2,497	2,057

Cash and Cash Equivalents End of Period	$4,561	$7,733

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$575	$1,208

Income taxes	$(1,629)	$(308)

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2013 and for the three and six month periods ended December 31, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2013 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 27, 2013. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment is composed of three operational areas:

•	Four community hospital subsidiaries in three states with a total of 232 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	A healthcare facility which is currently being repurposed for a multi-tenant medical park.

•	The Specialty Pharmacy Segment is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

SunLink’s Board and management have determined to focus the Company’s strategic investments on enhancing the existing hospital portfolio, and seeking to improve the operations of its Specialty Pharmacy Segment. The Company believes its four remaining hospital facilities are presently underperforming and currently is evaluating the possible sale of one or more of these hospital facilities. There is no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Revenues:
Dexter Hospital	$418	$4,679	$513	$9,508
Memorial of Adel	2	5	(4)	5

	$420	$4,684	$509	$9,513

Earnings (loss) before income taxes:
Dexter Hospital	$410	$323	$482	$755
Memorial of Adel	(1)	(93)	(12)	(114)
Life sciences and engineering	(40)	(34)	(79)	(68)

Earnings before income taxes	369	196	391	573

Gain on Sale
Dexter Hospital	0	8,392	0	8,392
Memorial of Adel	0	(30)	0	1,161

Gain on Sale	0	8,362	0	9,553

Income tax expense	129	3,228	135	4,598

Earnings from discontinued operations	$240	$5,330	$256	$5,528

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,930, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2013 and 2012.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2013 and 2012.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2013 and 2012. The components of pension expense for the three and six months ended December 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest Cost	$15	$17	$30	$34
Expected return on assets	(7)	(10)	(14)	(20)
Amortization of prior service cost	32	27	63	54

Net pension expense	$40	$34	$79	$68

SunLink contributed $54 to the plan in the three and six months ended December 31, 2013.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended December 31, 2013 and 2012, the Company recognized $15 and $24, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2013 and 2012, the Company recognized $31 and $52, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 120,000 share options granted under the 2005 Equity Incentive Plan during the six months ended December 31, 2013 and 2012, respectively. There were 21,000 and 140,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2013 and 2012, respectively.

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

Revenues before provision for doubtful accounts by payor were as follows for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Healthcare Facilities Segment:
Medicare	$8,052	$7,950	$17,209	$16,455
Medicaid	4,318	4,468	8,284	8,619
Self-pay	3,061	2,481	5,911	6,193
Managed Care & Other Insurance	5,002	6,129	10,293	12,063
Other	113	111	207	199

Revenues before provision for doubtful accounts	20,546	21,139	41,904	43,529
Provision for doubtful accounts	(2,899)	(2,535)	(5,617)	(6,017)

Healthcare Facilities Segment Net Revenues	17,647	18,604	36,287	37,512
Specialty Pharmacy Segment Net Revenues	9,326	9,240	16,168	15,989
Other Revenues	91	6	187	39

Total Net Revenues	$27,064	$27,850	$52,642	$53,540

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for account receivable is as follows:

	December 31,	June 30,
	2013	2013
Accounts receivable (net of contractual allowances)	$18,078	$20,117
Less allowance for doubtful accounts	(7,239)	(7,761)

Patient accounts receivable—net	$10,839	$12,356

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and six months ended December 31, 2013:

	Healthcare	Specialty
Three Months Ended December 31, 2013:	Facilities	Pharmacy	Total
Balance at October 1, 2013	$7,317	$482	$7,799
Additions recognized as a reduction to revenues	2,899	42	2,941
Accounts written off, net of recoveries	(3,456)	(45)	(3,501)

Balance at December 31, 2013	$6,760	$479	$7,239

	Healthcare	Specialty
Six Months Ended December 31, 2013:	Facilities	Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to revenues	5,617	95	5,712
Accounts written off, net of recoveries	(6,143)	(91)	(6,234)

Balance at December 31, 2013	$6,760	$479	$7,239

Net revenues included increases of $252 and $27 for the three months ended December 31, 2013 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included increases of $456 and $176 for the six months ended December 31, 2013 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s four operating hospital subsidiaries successfully attested for the Medicare EHR program for the fiscal year which will end June 30, 2014. Medicare EHR incentive payments for all four operating hospital subsidiaries totaling $2,494 were received during the quarter ended December 31, 2013. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded $2,494 as deferred gain as of December 31, 2013 for its four operating hospital subsidiaries. This deferred gain will be recognized in the quarter ended June 30, 2014 when information for the cost report period July 1, 2013 through June 30, 2014 is know. SunLink’s four operating hospital subsidiaries and Dexter (see Note 3, Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2013. Medicare EHR incentive payments for all four operating hospital subsidiaries and Dexter totaling $5,257 were received during the quarter ended December 31, 2013. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, $1,136 is recorded as deferred gain as of December 31, 2013 for Dexter. It is anticipated this deferred gain will be recognized during the fiscal year ended June 30, 2014, when information for the cost report period January 1, 2013 through December 31, 2013 is known (based on buyer’s fiscal year).

SunLink’s four operating hospital subsidiaries successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the fiscal quarter ended December 31, 2013 in the amount of $593. Of this amount, $413 has been received and $180 is included in EHR receivables on the condensed consolidated balance sheet as of December 31, 2013. Medicaid incentive payments were received for three hospitals during the fiscal quarter ended December 31, 2013 in the amount of $413. Medicaid EHR incentive payments that were not received as of December 31, 2013 and are recorded as a receivable on the balance sheet in the amount of $180 at December 31, 2013. SunLink’s four operating hospital subsidiaries and Dexter successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the fiscal quarter ended December 31, 2012 in the amount of $1,412. Medicaid incentive payments were received for three hospitals during the fiscal quarter ended December 31, 2012 in the amount of $835.

Note 7. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	December 31,	June 30,
	2013	2013
Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	December 31,	June 30,
	2013	2013
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(27)	(26)

	53	54

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(808)	(737)

	3,050	3,121

Total	$3,103	$3,175

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $35 for both the three months ended December 31, 2013 and 2012, respectively, and $72 and $70 for the six months ended December 31, 2013 and 2012, respectively.

Note 8. – Impairment of Long-lived Assets

Impairment of Long-Lived Assets - Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility (currently closed) and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013. The property is currently being repurposed as a multi-tenant medical park.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	December 31,	June 30,
	2013	2013
Callaway RDA Loan	$4,855	$4,908
Trace RDA Loan	8,841	9,047
SHPP RDA Loan	2,053	2,073
Carmichael Notes	2,002	2,152
Capital lease obligations	49	90

Total	17,800	18,270
Less current maturities	(865)	(9,542)

	$16,935	$8,728

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), a wholly owned subsidiary or the Company, the direct parent of HOM, closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing. As of December 31, 2013, all of the $1,000 construction loan has been drawn.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at December 31, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At December 31, 2013, there were no outstanding borrowings under the Trace Working Capital Loan. Both the Trace RDA Loan and the Trace Working Capital Loan are guaranteed by the Company and SunLink Healthcare LLC (“SHL”), a wholly-owned intermediate holding company.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2013 and September 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company obtained a waiver of the non-compliance at June 30, 2013 and September 30, 2013 from the lender dated February 7, 2014. SHCH met all financial covenants as of December 31, 2013. The ability of SHCH and the Company, respectively, to continue to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC, a wholly owned subsidiary or the Company, entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and are due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note is payable in semi-annual installments of $150, which began on April 22, 2009, with the remaining balance of the Carmichael Purchase Note and the PIK Notes of $1,702 due April 22, 2015. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Purchase Note is guaranteed by the Company.

Termination and Repayment of Credit Facility— On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. On December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Note 10. – Income Taxes

Income tax benefit of $482 ($513 federal tax benefit and $31 state tax expense) and income tax benefit of $226 ($193 federal tax expense and $419 state tax benefit) was recorded for the three months ended December 31, 2013 and 2012, respectively. For the three months ended December 31, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

Income tax benefit of $484 ($467 federal tax benefit and $17 state tax benefit) and income tax benefit of $1,654 ($1,366 federal tax benefit and $288 state tax benefit) was recorded for the six months ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had $2,348 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,326. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2011 through December 31, 2013:

Balance at June 30, 2011	$37
Reduction for tax positions of prior years	(18)

Balance at June 30, 2012	19
Additions for tax positions of prior years	218
Reductions for tax positions of prior years	(8)

Balance at June 30, 2013	229
Reduction for tax positions of prior years	(9)
Reductions related to settlements	(218)

Balance at December, 2013	$2

Note 11. – Commitments and Contingencies

Litigation— In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

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

Internal Revenue Service— The Company is subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company’s U.S. Federal income tax returns filed for the tax years ended June 30, 2009 through June 30, 2011 were examined by the IRS primarily related to bad debts claimed by the Company in the tax year ended June 30, 2011. In September 2013, SunLink received a Revenue Agent Report (“RAR”) for the years ended June 30, 2009, June 30, 2010, and June 30, 2011. The RAR has been signed by SunLink and accepted by the IRS. As a result of the RAR, no additional cash taxes are due for these periods; however, net operating loss carryforward balances were adjusted to offset the increase to taxable income resulting from the IRS examination for these periods.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$865	$1,030	$991
2 years	936	751	980
3 years	2,071	555	875
4 years	616	405	777
5+ years	13,312	23	6,502

	$17,800	$2,764	$10,125

At December 31, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of December 31, 2013. SunLink expensed $33 and $20 on physician guarantees and recruiting for the three months ended December 31, 2013 and 2012, respectively. SunLink expensed $67 and $51 on physician guarantees and recruiting for the six months ended December 31, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of December 31, 2013.

Note 12. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $159 and $312 for legal services to these law firms in the three months ended December 31, 2013 and 2012, respectively. The Company has expensed an aggregate of $319 and $525 for legal services to these law firms in the six months ended December 31, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2013 and June 30, 2013 is $212 and $216, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of December 31, 2013 and 2012 and for the three and six months then ended is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended December 31, 2013
Net revenues from external customers	$17,647	$9,326	$91	$27,064
Operating profit (loss)	808	229	(1,225)	(188)
Depreciation and amortization	505	171	222	898
Assets	38,225	11,517	18,782	68,524
Expenditures for property, plant and equipment	233	104	141	478

Six months ended December 31, 2013
Net revenues from external customers	$36,287	$16,168	$187	$52,642
Operating profit (loss)	1,109	135	(2,296)	(1,052)
Depreciation and amortization	1,037	337	431	1,805
Assets	38,225	11,517	18,782	68,524
Expenditures for property, plant and equipment	377	283	191	851

Three months ended December 31, 2012
Net revenues from external customers	$18,604	$9,240	$6	$27,850
Operating profit (loss)	434	(49)	(1,359)	(974)
Depreciation and amortization	634	173	182	989
Assets	41,254	11,380	25,000	77,634
Expenditures for property, plant and equipment	239	163	15	417

Six months ended December 31, 2012
Net revenues from external customers	$37,512	$15,989	$39	$53,540
Operating loss	(31)	(134)	(3,300)	(3,465)
Depreciation and amortization	1,245	338	390	1,973
Assets	41,254	11,380	25,000	77,634
Expenditures for property, plant and equipment	823	289	23	1,135

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitability in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements, EHR reimbursement and indigent care reimbursement;

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Our critical accounting estimates are more fully described in our 2013 Annual Report on Form 10-K and continue to include the following areas:

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

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013	2012	% Change	2013	2012	% Change
Net Revenues—Healthcare Facilities	$17,647	$18,604	-5.1%	$36,287	$37,512	-3.3%
Net Revenues—Specialty Pharmacy	9,326	9,240	0.9%	16,168	15,989	1.1%
Other Revenues	91	6	n/a	187	39	379.5%

Total Net Revenues	27,064	27,850	-2.8%	52,642	53,540	-1.7%
Costs and expenses	(27,252)	(28,824)	-5.5%	(53,694)	(56,216)	-4.5%
Impairment of property, plant and equipment	0	0	n/a	0	(789)	n/a

Operating loss	(188)	(974)	80.7%	(1,052)	(3,465)	69.6%
Interest expense—net	(307)	(647)	-52.6%	(619)	(1,206)	-48.7%

Loss from continuing operations before income taxes	$(495)	$(1,621)	69.5%	$(1,671)	$(4,671)	64.2%

Healthcare Facilities Segment:
Admissions	775	807	-4%	1,522	1,685	-10%
Equivalent admissions	2,380	2,831	-16%	4,947	5,989	-17%
Surgeries	462	404	14%	962	922	4%
Revenue per equivalent admission	$7,415	$6,572	13%	$7,335	$6,263	17%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Source:
Medicare	39.4%	37.8%	41.3%	38.0%
Medicaid	21.2%	21.2%	19.9%	19.9%
Managed Care Insurance & Other	24.5%	29.1%	24.7%	27.8%
Self-pay	14.9%	11.9%	14.1%	14.3%

	100.0%	100.0%	100.0%	100.0%

Medicare as a percentage of net patient revenue increased in the three months ended December 31, 2013 due to increased Medicare volume as compared to the prior year period, particularly in the geriatric psychiatric units (“GPUs”) combined with increased prior year cost report settlements. Medicare patient days for the three GPUs increased from 10.3% of total patient days at December 31, 2012 to 51.7% of total patient days at December 31, 2013. Medicare net patient revenues increased $103 compared to the comparable prior year period. Prior Year Medicare cost report settlements were $363 and $18 for the three months ended December 31, 2013 and 2012, respectively. Self-pay as a percentage of net patient revenue increased in the three months ended December 31, 2013 due to increased self-pay volume as compared to the prior year period. Additionally, Managed Care Insurance and Other as a percentage of total net revenues decreased in the three months ended December 31, 2013 compared to the comparable prior year periods due to decreased revenue as a result of declining volumes. Managed Care Insurance and Other net revenue decreased 18.4% from $6,128 for the three months ending December 31, 2012 to $5,002 for the three months ended December 31, 2013. Self-pay net revenues increased 23.4% from $2,481 for the three months ended December 31, 2012 to $3,061 for the three months ended December 31, 2013.

Medicare as a percentage of net patient revenue increased in the six months ended December 31, 2013 due to increased Medicare volumes as compared to the prior year periods, particularly in the geriatric psychiatric units (“GPUs”) combined with increased prior year settlements. Medicare patient days for the three GPUs increased from 24.7% of total patient days at December 31, 2012 to 53.0% of total patient days at December 31, 2013. Medicare net patient revenues increased $754 compared to the comparable prior year period. Additionally, Managed Care Insurance and Other and Self-pay as a percentage of total net revenues decreased in the three months ended December 31, 2013 compared to the comparable prior year periods due to decreased revenue as a result of declining volumes. Managed Care Insurance and Other net revenue decreased 14.7% from $12,063 for the six months ended December 31, 2012 to $10,293 for the six months ended December 31, 2013. Self-pay net revenues decreased 4.6% from $6,193 for the six months ended December 31, 2012 to $5,911 for the six months ended December 31, 2013.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended December 31, 2013 were $9,326, an increase of $86, or 0.9%, from $9,240 for the three months ended December 31, 2012. Specialty Pharmacy net revenues for the six months ended December 31, 2013 were $16,168, an increase of $179, or 1.1%, from $15,989 for the three months ended December 31, 2012. The increase was a result of new business generated during the current year periods, primarily institutional pharmacy services.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $16,839 and $18,965 for the three months ended December 31, 2013 and 2012, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $35,178 and $38,338 for the six months ended December 31, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Salaries, wages and benefits	60.7%	59.2%	59.2%	58.5%
Supplies	12.7%	12.8%	12.1%	12.3%
Purchased services	11.0%	8.4%	10.7%	8.5%
EHR incentive payments	-7.4%	-5.5%	-3.6%	-2.7%
Other operating expenses	16.1%	17.4%	16.1%	18.1%
Rent and lease expense	2.6%	2.2%	2.5%	2.3%
Depreciation and amortization expense	2.9%	3.4%	2.9%	3.3%

Salaries, wages and benefits increased as a percentage of net revenue in the three and six months ended December 31, 2013 due to increased employee medical claims incurred as compared to the three and six months ended December 31, 2012.

Purchased services as a percentage of net revenues increased for the three and six months ended December 31, 2013 due to increased costs associated with certain outside services provided to the hospital facilities and information technology services.

EHR incentive payments as a percentage of net revenue resulted in negative costs of 7.4% and 3.6% of net revenue, respectively, for the three and six months ended December 31, 2013 due to $1,298 of EHR incentive payments recognized compared to $1,024 recognized in the three and six months ended December 31, 2012. The increase resulted from positive prior year cost report settlements for electronic health records in the amount of $705 recorded in the three and six months ended December 31, 2013 as compared to negative prior year cost report adjustments in the amount of $140 in the comparable prior year periods partially offset by a decrease in the amounts of Medicaid EHR incentive payments recognized in the three and six months ended December 31, 2013.

Other operating expenses decreased as a percentage of net revenues for the three and six months ended December 31, 2013 compared to the comparable prior year periods due to decreased insurance expense as a result of lower professional and general liability claims incurred in the three and six months ended December 31, 2013.

Rent and lease expense decreased in the three and six months ended December 31, 2012 due to non-renewal of several building leases used in clinic operations.

Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 was $505 and $634, respectively. For the six months ended December 31, 2013 and 2012, depreciation and amortization expense was $1,037 and $1,245, respectively. The decrease in the three and six months ended December 31, 2013 compared to the comparable prior year periods was due to assets being fully depreciated in the current year periods as compared to the prior year periods.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $9,097 and $9,289 for the three months ended December 31, 2013 and 2012, respectively. Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $16,033 and $16,123 for the six months ended December 31, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of goods sold	69.5%	70.7%	66.6%	67.3%
Salaries, wages and benefits	17.9%	18.4%	21.1%	20.9%
Provision for bad debts	0.5%	1.9%	0.6%	1.6%
Supplies	0.6%	0.5%	0.6%	0.6%
Purchased services	3.7%	3.6%	3.9%	4.1%
Other operating expenses	2.9%	2.8%	3.4%	3.3%
Rent and lease expense	0.8%	0.8%	0.9%	0.9%
Depreciation and amortization expense	1.9%	1.9%	2.1%	2.1%

Cost of goods sold as a percent of net revenues decreased in the three and six month periods ended December 31, 2013 as compared to the comparable periods of the prior year due to the current period sales product mix and improved purchasing contracts in the current year periods as compared to the comparable prior year periods.

Salaries, wages and benefits as a percent of net revenues increased in the six month period ended December 31, 2013 as compared to the comparable period of the prior year due to the increased staffing requirements related to the implementation net growth in the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three and six month periods ended December 31, 2013 as compared to the comparable periods of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

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

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,316 and $1,359 for the three months ended December 31, 2013 and 2012, respectively. Cost and expenses for Corporate Overhead including depreciation and amortization, was $2,483 and $2,544 for the three months ended December 31, 2013 and 2012, respectively.

Operating Loss

SunLink had an operating loss of $188 and $974 for the three months ended December 31, 2013 and 2012, respectively. The decreased operating loss for the three months ended December 31, 2013 compared to the prior year period resulted from the decrease in professional and general liability claims, an increase in EHR incentive payments and nonrecurrence of the impairment charge recorded in the three months ended December 31, 2012. SunLink had an operating loss of $1,052 and $3,465 for the six months ended December 31, 2013 and 2012, respectively. The decreased operating loss for the three months ended December 31, 2013 compared to the prior year period resulted from the decrease in salaries, wages and benefits expense, professional and general liability claims, an increase in EHR incentive payments and nonrecurrence of the impairment charge recorded in the six months ended December 31, 2012.

Interest Expense

Interest expense was $307 and $647 for the three months ended December 31, 2013 and 2012, respectively and $619 and $1,206 for the six months ended December 31, 2013 and 2012, respectively. Interest expense for the three and months ended December 31, 2013 decreased from the same period last year due to decreases in interest rates on outstanding debt and loan cost amortization expense.

Income Taxes

Income tax benefit of $482 ($513 federal tax benefit and $31 state tax expense) and income tax benefit of $226 ($193 federal tax expense and $419 state tax benefit) was recorded for the three months ended December 31, 2013 and 2012, respectively. For the three months ended December 31, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

Income tax benefit of $484 ($467 federal tax benefit and $17 state tax benefit) and income tax benefit of $1,654 ($1,366 federal tax benefit and $372 state tax benefit) was recorded for the six months ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had $2,348 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2013, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,326. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $13 ($0.00 loss per fully diluted share) for the three months ended December 31, 2013 compared to a loss from continuing operations of $1,395 ($0.15 loss per fully diluted share) for the three months ended December 31, 2012. The decreased loss for the three months ended December 31, 2013 resulted from the decreased operating loss and from interest expense partially offset by a decreased income tax benefit as compared to the comparable prior year period. Loss from continuing operations was $1,187 ($0.13 loss per fully diluted share) for the six months ended December 31, 2013 compared to a loss from continuing operations of $3,017 ($0.32 loss per fully diluted share) for the three months ended December 31, 2012. The decreased loss for the six months ended December 31, 2013 resulted from the decreased operating loss and from interest expense partially offset by a decreased income tax benefit as compared to the comparable prior year period.

Earnings from discontinued operations of $240 for the three months ended December 31, 2013 resulted from a pre-tax loss from operations of Dexter of $410. The earnings from discontinued operations for the three months ended December 31, 2013 also was also partially due to $1 of pre-tax loss from operations of Memorial and $40 of pre-tax loss resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended December 31, 2013 was $129. Earnings from discontinued operations of $256 for the six months ended December 31, 2013 resulted from a pre-tax loss from operations of Dexter of $482. The earnings from discontinued operations for the six months ended December 31, 2013 also was also partially due to $12 of pre-tax loss from operations of Memorial and $79 of pre-tax loss resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the three months ended December 31, 2013 was $135.

Net earnings for the three months ended December 31, 2013 were $227 ($0.02 earnings per fully diluted share) compared to net earnings of $3,935 ($0.42 earnings per fully diluted share) for the three months ended December 31, 2012. Net loss for the six months ended December 31, 2013 was $931 ($0.13 loss per fully diluted share) compared to net earnings of $2,511 ($0.27 loss per fully diluted share) for the six months ended December 31, 2012.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the three and six months ended December 31, 2013 and 2012, respectively, is shown below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Healthcare Facilities Adjusted EBITDA	$1,155	$1,005	$1,987	$1,134
Specialty Pharmacy Adjusted EBITDA	419	124	489	204
Corporate overhead costs	(864)	(1,114)	(1,723)	(2,041)
Taxes and interest expense	46	(3,649)	(270)	(4,150)
Other non-cash expenses and net change in operating assets and liabilities	403	6,346	3,062	4,973

Net cash provided by operations	$1,159	$2,712	$3,545	$120

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $1,000, which has limited availability due to facility cash on hand restrictions. The Company does not believe it is currently able to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms. We are actively seeking options to provide financing for the Company’s liquidity needs. We generated $3,545 of cash from continuing operations during the six months ended December 31, 2013 compared to a $120 during the six months ended December 31, 2012. Cash generated resulted from the decreased loss from continuing operations, income taxes refunds of $1,696, EHR incentive payments received of $2,907 and reductions in accounts receivable and amounts due to third party payors.

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

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in twelve of the last fourteen fiscal quarters through the quarter ending December 31, 2013. The Company lost $1,187 from continuing operations after income taxes in the six months ended December 31, 2013. Continuing losses from operations may have a material adverse effect on our liquidity.

In light of the current underperformance of the Company’s four current hospital facilities, the Company has engaged advisors to evaluate and conduct the possible sale of three such hospital facilities. There can be no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

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

Subsidiary Loans

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and all of the $1,000 construction loan has been drawn.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at December 31, 2013). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (5.25% at December 31, 2013). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to refinance a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At December 31, 2013 and June 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2013 and September 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company obtained a waiver of this non-compliance at June 30, 2013 and September 30, 2013 with the lender dated February 7, 2014. SHCH met all financial covenants as of December 31, 2013. The ability of SHCH and the Company, respectively, to continue to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee and otherwise to remain in compliance with the financial covenants therein, such a failure would constitute an event of default. In such event, absent a waiver, the lender could accelerate the maturity of the indebtedness which could have material adverse effect on the Company.

SHPP RDA Loan—On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2013). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2013 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$865	$1,030	$991
2 years	936	751	980
3 years	2,071	555	875
4 years	616	405	777
5+ years	13,312	23	6,502

	$17,800	$2,764	$10,125

At December 31, 2013, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of December 31, 2013. SunLink expensed $33 and $20 on physician guarantees and recruiting for the three months ended December 31, 2013 and 2012, respectively. SunLink expensed $67 and $51 on physician guarantees and recruiting for the six months ended December 31, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of December 31, 2013.

At December 31, 2013, we had outstanding long-term debt of $16,935 of which $4,744 was incurred under the Callaway RDA Loan, $8,442 was incurred under the Trace RDA Loan, $2,014 was incurred under the SHPP RDA Loan, $1,702 was incurred under the Carmichael Notes, and $33 was related to capital leases.

Discontinued Operations

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consist of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds from the sale were used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended December 31, 2013 and 2012

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the September 30, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2013. Retained liabilities consist of liabilities incurred prior to July 2, 2012. Approximately $7,500 of the net proceeds from the sale were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three nine month periods ended December 31, 2013 and 2012 and as of June 30, 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $159 and $312 for legal services to these law firms in the three months ended December 31, 2013 and 2012, respectively. The Company has expensed an aggregate of $319 and $525 for legal services to these law firms in the six months ended December 31, 2013 and 2012, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2013 and June 30, 2013 is $212 and $216, respectively, of amounts payable to these law firms.

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also affirmed the lower court’s holding that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A trial has not yet been scheduled but could occur as early as March 2014. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended December 31, 2013 and 2012 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2014