Form 10-Q
period 2014-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2014-05-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of Common Shares, without par value, outstanding as of May 14, 2014 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014 (unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,823	$2,497
Cash in escrow	0	160
Receivables - net	11,305	12,356
Inventory	4,005	3,798
Income tax receivable	156	1,769
Deferred income tax asset	4,475	4,008
EHR receivable	125	0
Due from third party payors	1,195	0
Prepaid expense and other assets	2,965	3,505

Total current assets	28,049	28,093
Property, plant and equipment, at cost	65,819	64,840
Less accumulated depreciation	36,550	34,266

Property, plant and equipment - net	29,269	30,574
Noncurrent Assets:
Intangible assets - net	3,067	3,175
Goodwill	461	461
Deferred income tax asset	4,301	4,113
Other noncurrent assets	1,478	1,587

Total noncurrent assets	9,307	9,336

TOTAL ASSETS	$66,625	$68,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,174	$5,474
Current maturities of long-term debt	9,198	9,542
Accrued payroll and related taxes	3,671	4,121
Due to third party payors	0	556
Deferred Gain - Medicare EHR incentive reimbursement	3,630	1,136
Other accrued expenses	2,262	1,417

Total current liabilities	23,935	22,246
Long-Term Liabilities
Long-term debt	8,453	8,728
Noncurrent liability for professional liability risks	1,502	2,461
Other noncurrent liabilities	847	825

Total long-term liabilities	10,802	12,014
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares Common Shares, without par value:	0	0
Issued and outstanding, 9,443 shares at March 31, 2014 and 9,447 shares at June 30, 2013	4,722	4,722
Additional paid-in capital	13,436	13,396
Retained earnings	14,136	16,031
Accumulated other comprehensive loss	(406)	(406)

Total Shareholders’ Equity	31,888	33,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,625	$68,003

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Operating revenues (net of contractual allowances)	$30,239	$32,046	$88,498	$91,603
Less provision for bad debts of Healthcare Facilities Segment	2,521	2,806	8,138	8,823

Net revenues	27,718	29,240	80,360	82,780
Costs and Expenses
Cost of goods sold	7,078	7,319	17,838	18,085
Salaries, wages and benefits	12,537	13,287	38,292	39,894
Provision for bad debts of Specialty Pharmacy Segment	75	129	170	386
Supplies	2,058	2,213	6,553	6,913
Purchased services	1,850	1,777	5,608	5,629
Other operating expenses	3,789	3,218	11,194	11,299
Rent and lease expense	462	450	1,381	1,454
Impairment of property, plant and equipment	0	0	0	789
EHR incentive payments	(43)	93	(1,341)	(931)
Depreciation and amortization	910	1,022	2,715	2,995

Operating Loss	(998)	(268)	(2,050)	(3,733)
Other Expense:
Interest expense - net	(303)	(300)	(922)	(1,506)
Gain on sale of assets	18	0	18	0

Loss from Continuing Operations before income taxes	(1,283)	(568)	(2,954)	(5,239)
Income Tax Benefit	(372)	(371)	(856)	(2,025)

Loss from Continuing Operations	(911)	(197)	(2,098)	(3,214)
Earnings (loss) from Discontinued Operations, net of tax	(53)	11	203	5,539

Net Earnings (Loss)	(964)	(186)	(1,895)	2,325
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(964)	$(186)	$(1,895)	$2,325

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.10)	$(0.02)	$(0.22)	$(0.34)

Diluted	$(0.10)	$(0.02)	$(0.22)	$(0.34)

Discontinued Operations:
Basic	$(0.01)	$0.00	$0.02	$0.59

Diluted	$(0.01)	$0.00	$0.02	$0.59

Net Earnings (Loss):
Basic	$(0.10)	$(0.02)	$(0.20)	$0.25

Diluted	$(0.10)	$(0.02)	$(0.20)	$0.25

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,446	9,443	9,446

Diluted	9,443	9,446	9,443	9,446

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$3,319	$(4,347)
Cash Flows from Investing Activities:
Proceeds from sale of Memorial	0	8,350
Proceeds from sale of Dexter	0	9,930
Net change in cash in escrow	(160)	(635)
Expenditures for property, plant and equipment - continuing operations	(1,213)	(2,164)
Expenditures for property, plant and equipment - discontinued operations	0	(41)

Net Cash Provided by (Used in) Investing Activities	(1,373)	15,440
Cash Flows from Financing Activities:
Payments on long-term debt	(620)	(17,176)
Revolving advances - net	0	(5,931)
Proceeds of long-term debt	0	12,698
Repurchase of common stock	0	(182)

Net Cash Used in Financing Activities	(620)	(10,591)

Net increase in Cash and Cash Equivalents	1,326	502
Cash and Cash Equivalents Beginning of Period	2,497	2,057

Cash and Cash Equivalents End of Period	$3,823	$2,559

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$854	$1,485

Income taxes	$(1,625)	$2,116

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2014

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2014 and for the three and nine month periods ended March 31, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2013 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 27, 2013. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Company’s Board and management each believes that deregistering the Company’s common shares will result in significant cost savings. Since the Offer failed to accomplish the objective of reducing the number of record holders to fewer than 300, SunLink may in the future take further actions to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. As previously disclosed in the Company’s offer to purchase, the Board may in the future consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of a limited number of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Revenues:
Dexter Hospital	$47	$264	$560	$9,772
Memorial of Adel	(62)	54	(66)	60

	$(15)	$318	$494	$9,832

Earnings (loss) before income taxes:
Dexter Hospital	$34	$(38)	$516	$718
Memorial of Adel	(82)	28	(94)	(86)
Life sciences and engineering	(40)	(34)	(119)	(102)

Earnings (loss) before income taxes	(88)	(44)	303	530

Gain on Sale
Dexter Hospital	0	65	0	8,457
Memorial of Adel	0	0	0	1,161

Gain on Sale	0	65	0	9,618

Income tax expense (benefit)	(35)	10	100	4,609

Earnings (loss) from discontinued operations	$(53)	$11	$203	$5,539

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health

Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,930, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2014 and 2013.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2014 and 2013.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2014 and 2013. The components of pension expense for the three and nine months ended March 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest Cost	$15	$17	$45	$51
Expected return on assets	(7)	(10)	(21)	(30)
Amortization of prior service cost	32	27	95	81

Net pension expense	$40	$34	$119	$102

SunLink contributed $81 and $43 to the plan in the nine months ended March 31, 2014 and 2013, respectively.

Note 4. – Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

Note 5. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended March 31, 2014 and 2013, the Company recognized $9 and $24, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2014 and 2013, the Company recognized $40 and $76, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 120,000 share options granted under the 2005 Equity Incentive Plan during the nine months ended March 31, 2014 and 2013, respectively. There were 0 and 140,000 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2014 and 2013, respectively.

Note 6. – Revenue Recognition and Accounts Receivables

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

Revenues before provision for doubtful accounts by payor were as follows for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Healthcare Facilities Segment:
Medicare	$8,572	$9,225	$25,781	$25,680
Medicaid	3,997	4,140	12,281	12,759
Self-pay	2,606	3,014	8,517	9,207
Managed Care & Other Insurance	4,623	5,014	14,916	17,077
Other	93	273	300	472

Revenues before provision for doubtful accounts	19,891	21,666	61,795	65,195
Provision for doubtful accounts	(2,521)	(2,806)	(8,138)	(8,823)

Healthcare Facilities Segment Net Revenues	17,370	18,860	53,657	56,372
Specialty Pharmacy Segment Net Revenues	10,217	10,416	26,385	26,405
Other Revenues	131	(36)	318	3

Total Net Revenues	$27,718	$29,240	$80,360	$82,780

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for account receivable is as follows:

	March 31, 2014	June 30, 2013
Accounts receivable (net of contractual allowances)	$18,549	$20,117
Less allowance for doubtful accounts	(7,244)	(7,761)

Patient accounts receivable - net	$11,305	$12,356

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and nine months ended March 31, 2014:

Three Months Ended March 31, 2014:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at Janaury 1, 2014	$6,760	$479	$7,239
Additions recognized as a reduction to revenues	2,521	75	2,596
Accounts written off, net of recoveries	(2,552)	(39)	(2,591)

Balance at March 31, 2014	$6,729	$515	$7,244

Nine Months Ended March 31, 2014:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to revenues	8,138	170	8,308
Accounts written off, net of recoveries	(8,695)	(130)	(8,825)

Balance at March 31, 2014	$6,729	$515	$7,244

Net revenues included increases of $456 and $176 for the nine months ended March 31, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s four operating hospital subsidiaries successfully attested for the Medicare EHR program for the fiscal year which will end June 30, 2014. Medicare EHR incentive payments for all four operating hospital subsidiaries totaling $2,494 were received during the nine months ended March 31, 2014. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, $2,494 is recorded as deferred gain as of March 31, 2014 for its four operating hospital subsidiaries. This deferred gain will be recognized in the quarter ending June 30, 2014 when information for the cost report period July 1, 2013 through June 30, 2014 is known. SunLink’s four operating hospital subsidiaries and Dexter (see Note 3, Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2013. Medicare EHR incentive payments for all four operating hospital subsidiaries and Dexter totaling $5,257 were received during the nine months ended March 31, 2013. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, $1,136 is recorded as deferred gain as of March 31, 2014 for Dexter. It is anticipated this deferred gain recorded for Dexter will be recognized during the fiscal year ending June 30, 2014, when information for the cost report period January 1, 2013 through December 31, 2013 is known (based on the fiscal year of the buyer of Dexter).

SunLink’s four operating hospital subsidiaries successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the nine months ended March 31, 2014 in the amount of $636. Of this amount, $511 has been received for three hospitals. A Medicaid EHR incentive payment of $125 for one hospital that was not received as of March 31, 2014 is included in EHR receivables on the condensed consolidated balance sheet as of March 31, 2014. SunLink’s four operating hospital subsidiaries and Dexter successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the nine months ended March 31, 2013 in the amount of $1,412. Medicaid incentive payments were received for three hospitals during the nine months ended March 31, 2013 in the amount of $835. Medicaid EHR incentive payments for the two Missouri hospitals (which includes Dexter) were not received as of March 31, 2013 and were recorded as a receivable on the condensed consolidated balance sheet in the amount of $485 at March 31, 2013.

Note 8. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	March 31, 2014	June 30, 2013
Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	March 31, 2014	June 30, 2013
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(28)	(26)

	52	54

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(843)	(737)

	3,015	3,121

Total	$3,067	$3,175

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $38 for the three months ended March 31, 2014 and 2013, respectively, and $108 for both the nine months ended March 31, 2014 and 2013, respectively.

Note 9. – Impairment of Long-lived Assets

Impairment of Long-Lived Assets - Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility (currently closed) and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013. The Company’s future plans for the property include repurposing it as a multi-tenant medical park.

Note 10. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014	June 30, 2013
Callaway RDA Loan	$4,828	$4,908
Trace RDA Loan	8,733	9,047
SHPP RDA Loan	2,043	2,073
Carmichael Notes	2,002	2,152
Capital lease obligations	45	90

Total	17,651	18,270
Less current maturities	(9,198)	(9,542)

	$8,453	$8,728

Callaway RDA Loan - SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), a wholly owned subsidiary or the Company, the direct parent of HOM, closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and, as of March 31, 2014, of the entirety of the $1,000 construction loan has been drawn.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at March 31, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At March 31, 2014, there were no outstanding borrowings under the Trace Working Capital Loan. Both the Trace RDA Loan and the Trace Working Capital Loan are guaranteed by the Company MedCare.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At March 31, 2014, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company are discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of May 14, 2014. At June 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company obtained a waiver of the non-compliance at June 30, 2013 from the lender dated February 7, 2014. As a result, the amount of indebtedness under the Trace RDA Loan of $8,733 and $9,047 is presented in current liabilities in the condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, respectively. If SHCH is unable to obtain a waiver of the non-compliance at March 31, 2014 and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at March 31, 2014 and June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The ability of SHCH and the Company, respectively, to continue to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

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

Termination and Repayment of Credit Facility - On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. On March 31, 2013, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated.

Note 11. – Income Taxes

Income tax benefit of $372 ($420 federal tax benefit and $48 state tax expense) and income tax benefit of $371 ($369 federal tax benefit and $2 state tax benefit) was recorded for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the interim quarter without regard to the actual results of the interim quarter.

Income tax benefit of $856 ($887 federal tax benefit and $31 state tax expense) and income tax benefit of $2,025 ($1,735 federal tax benefit and $290 state tax benefit) was recorded for the nine months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the Company had $2,419 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,776. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. Activity in the unrecognized tax benefit liability account was as follows from July 1, 2011 through March 31, 2014:

Balance at June 30, 2011	$37
Reduction for tax positions of prior years	(18)

Balance at June 30, 2012	19
Additions for tax positions of prior years	218
Reductions for tax positions of prior years	(8)

Balance at June 30, 2013	229
Reductions related to settlements	(229)

Balance at March 31, 2014	$—

Note 12. – Commitments and Contingencies

Litigation - In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia

Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A settlement has been reached but documentation thereof has not been finalized and is in negotiation. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Office of Inspector General Investigation - In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$9,198	$1,664	$556
2 years	475	875	478
3 years	1,580	717	399
4 years	175	450	334
5+ years	6,223	161	3,361

	$17,651	$3,867	$5,128

At March 31, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of March 31, 2014. SunLink expensed $16 and $45 on physician guarantees and recruiting for the three months ended March 31, 2014 and 2013, respectively. SunLink expensed $83 and $96 on physician guarantees and recruiting for the nine months ended March 31, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2014.

Note 13. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $258 and $271 for legal services to these law firms in the three months ended March 31, 2014 and 2013, respectively. The Company has expensed an aggregate of $577 and $796 for legal services to these law firms in the nine months ended March 31, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2014 and June 30, 2013 is $260 and $216, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of March 31, 2014 and 2013 and for the three and nine months then ended is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Three months ended March 31, 2014
Net revenues from external customers	$17,370	$10,217	$131	$27,718
Operating profit (loss)	(241)	507	(1,264)	(998)
Depreciation and amortization	515	185	210	910
Assets	37,385	12,023	17,217	66,625
Expenditures for property, plant and equipment	188	150	24	362
Nine months ended March 31, 2014
Net revenues from external customers	$53,657	$26,385	$318	$80,360
Operating profit (loss)	802	659	(3,511)	(2,050)
Depreciation and amortization	1,552	522	641	2,715
Assets	37,385	12,023	17,217	66,625
Expenditures for property, plant and equipment	565	433	215	1,213
Three months ended March 31, 2013
Net revenues from external customers	$18,860	$10,416	$(36)	$29,240
Operating profit (loss)	30	406	(704)	(268)
Depreciation and amortization	496	183	343	1,022
Assets	41,454	11,828	18,578	71,860
Expenditures for property, plant and equipment	902	127	0	1,029
Nine months ended March 31, 2013
Net revenues from external customers	$56,372	$26,405	$3	$82,780
Operating profit (loss)	(1)	272	(4,004)	(3,733)
Depreciation and amortization	1,856	521	618	2,995
Assets	41,454	11,828	18,578	71,860
Expenditures for property, plant and equipment	1,725	416	23	2,164

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

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. The Board and management each continues to believe that deregistering the Company’s common shares would result in significant cost savings. Since the Odd Lot Tender Offer did not result in the Company’s qualifying to deregister with the SEC, the Board may in the future consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests. For an extended discussion of the purposes and reasons for going private, see Section 2 of the Company’s Offer to Purchase filed as Exhibit 99.A.1.A to the Company’s Schedule 13E-3 filed with the SEC on February 5, 2013.

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

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2014	2013	% Change	2014	2013	% Change
Net Revenues - Healthcare Facilities	$17,370	$18,860	-7.9%	$53,657	$56,372	-4.8%
Net Revenues - Specialty Pharmacy	10,217	10,416	-1.9%	26,385	26,405	-0.1%
Other Revenues	131	(36)	n/a	318	3	10500.0%

Total Net Revenues	27,718	29,240	-5.2%	80,360	82,780	-2.9%
Costs and expenses	(28,759)	(29,415)	-2.2%	(83,751)	(86,655)	-3.4%
Electronic Health Records incentives	43	(93)	-146.2%	1,341	931	44.0%
Impairment of property, plant and equipment	0	0	n/a	0	(789)	n/a

Operating loss	(998)	(268)	-272.4%	(2,050)	(3,733)	45.1%
Interest expense - net	(303)	(300)	1.0%	(922)	(1,506)	-38.8%
Gain on sale of assets	18	0	n/a	18	0	n/a

Loss from continuing operations before income taxes	$(1,283)	$(568)	-125.9%	$(2,954)	$(5,239)	43.6%

Healthcare Facilities Segment:
Admissions	763	934	-18%	2,285	2,560	-11%
Equivalent admissions	2,383	2,988	-20%	7,330	8,759	-16%
Surgeries	515	389	32%	1,477	1,377	7%
Revenue per equivalent admission	$7,289	$6,292	16%	$7,320	$6,415	14%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Source:
Medicare	43.3%	43.1%	41.9%	39.7%
Medicaid	20.2%	19.3%	20.0%	19.7%
Managed Care Insurance & Other	23.3%	23.5%	24.3%	26.4%
Self-pay	13.2%	14.1%	13.8%	14.2%

	100.0%	100.0%	100.0%	100.0%

Medicare as a percentage of net patient revenue increased in the three months ended March 31, 2014 due to a shift in payor mix, however, Medicare net revenues of $8,572 for the three months ended March 31, 2014 decreased $653 from $9,225 for the three months ended March 31, 2013. Self-pay as a percentage of net patient revenue decreased in the three months ended March 31, 2014 due to decreased self-pay volume as compared to the prior year period. Additionally, Managed Care Insurance and Other as a percentage of total net revenues decreased in the three months ended March 31, 2014 compared to the comparable prior year periods due to decreased revenue as a result of declining volumes. Managed Care Insurance and Other net revenue decreased 7.8% from $5,014 for the three months ending March 31, 2013 to $4,623 for the three months ended March 31, 2014. Self-pay net revenues decreased 13.6% from $3,014 for the three months ended March 31, 2013 to $2,606 for the three months ended March 31, 2014.

Medicare as a percentage of net patient revenue increased in the nine months ended March 31, 2014 due to increased Medicare volume as compared to prior year, particularly in the geriatric psychiatric units (“GPUs”). Medicare patient days for the three GPUs increased from 32.3% of total patient days at March 31, 2013 to 48.7% of total patient days at March 31, 2014. Medicare net patient revenues increased $101 compared to the comparable prior year period. Managed Care Insurance and Other and Self-pay as a percentage of total net revenues decreased in the nine months ended March 31, 2014 compared to the comparable prior year periods due to decreased revenue as a result of declining volumes. Managed Care Insurance and Other net revenue decreased 12.7% from $17,077 for the nine months ended March 31, 2013 to $14,916 for the nine months ended March 31, 2014. Self-pay net revenues decreased 7.5% from $9,207 for the nine months ended March 31, 2013 to $8,517 for the nine months ended March 31, 2014.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended March 31, 2014 were $10,217, a decrease of $199, or 1.9%, from $10,416 for the three months ended March 31, 2013. Specialty Pharmacy net revenues for the nine months ended March 31, 2014 were $26,385, a decrease of $20, or 0.1%, from $26,405 for the three months ended March 31, 2013.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $17,611 and $18,035 for the three months ended March 31, 2014 and 2013, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $52,855 and $55,584 for the nine months ended March 31, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Salaries, wages and benefits	59.7%	58.0%	59.4%	58.4%
Supplies	11.7%	11.5%	11.9%	12.0%
Purchased services	10.9%	7.6%	10.8%	8.2%
EHR incentive payments	-0.2%	1.8%	-2.5%	-1.7%
Other operating expenses	16.6%	13.9%	16.2%	16.7%
Rent and lease expense	2.5%	2.3%	2.5%	2.3%
Depreciation and amortization expense	3.0%	3.5%	2.9%	3.6%

Salaries, wages and benefits increased as a percentage of net revenue in the three and nine months ended March 31, 2014 due to increased employee medical claims incurred as compared to the three and nine months ended March 31, 2013.

Purchased services increased as a percentage of net revenues for the three and nine months ended March 31, 2014 compared to the comparable prior year periods due to increased costs associated with certain outside services provided to the hospital facilities and information technology services.

EHR incentive payments as a percentage of net revenue resulted in negative costs of 0.2% and 2.5% of net revenue, respectively, for the three and nine months ended March 31, 2014 due to $1,298 of EHR incentive payments recognized compared to $1,024 recognized in the three and nine months ended March 31, 2013. The increase resulted from positive prior year cost report settlements for electronic health records in the amount of $705 recorded in the three and nine months ended March 31, 2014 as compared to negative prior year cost report adjustments in the amount of $140 in the comparable prior year periods partially offset by a decrease in the amounts of Medicaid EHR incentive payments recognized in the three and nine months ended March 31, 2014.

Other operating expenses increased as a percentage of net revenues for the three months ended March 31, 2014 compared to the comparable prior year period as a result of a lower professional and general liability adjustment required during the current year quarter due to fewer claims outstanding as of March 31, 2014. Other operating expenses decreased as a percentage of net revenues for the nine months ended March 31, 2014 compared to the comparable prior year period due to decreased insurance expense as a result of nonrecurrence of large insurance claim settlements recorded in the nine months ended March 31, 2013 partially offset by a lower professional and general liability adjustment required during the current year period resulting from fewer claims outstanding as of March 31, 2014.

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $515 and $496, respectively. For the nine months ended March 31, 2014 and 2013, depreciation and amortization expense was $1,552 and $1,856, respectively. The decrease in the three and nine months ended March 31, 2014 compared to the comparable prior year periods was due to assets being fully depreciated in the current year periods as compared to the prior year periods.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $9,710 and $10,010 for the three months ended March 31, 2014 and 2013, respectively. Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $25,726 and $26,133 for the nine months ended March 31, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cost of goods sold	69.3%	70.3%	67.6%	68.5%
Salaries, wages and benefits	16.4%	16.5%	19.3%	19.2%
Provision for bad debts	0.7%	0.5%	0.6%	1.2%
Supplies	0.3%	0.5%	0.5%	0.6%
Purchased services	3.3%	3.2%	3.7%	3.7%
Other operating expenses	2.7%	2.7%	3.1%	3.1%
Rent and lease expense	0.7%	0.7%	0.8%	0.8%
Depreciation and amortization expense	1.8%	1.8%	2.0%	2.0%

Cost of goods sold as a percent of net revenues decreased in the three and nine month periods ended March 31, 2014 as compared to the comparable periods of the prior year due to the current period sales product mix and improved purchasing contracts in the current year periods as compared to the comparable prior year periods.

Provision for bad debts as a percent of net revenues decreased in the three and nine month periods ended March 31, 2014 as compared to the comparable periods of the prior year due primarily to the implementation of additional business office and intake policies and procedures, offset somewhat by the continued decline of economic conditions in the region.

Impairment of Long-Lived Assets

Central Alabama Medical Associates, LLC (“CAMA”), an indirect subsidiary of the Company owns a hospital facility (currently closed) and related equipment in Clanton, Alabama, which it formerly leased to a third party hospital operator. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013. The Company’s future plans for the property include repurposing it as a multi-tenant medical park.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,395 and $1,463 for the three months ended March 31, 2014 and 2013, respectively. Cost and expenses for Corporate Overhead including depreciation and amortization, was $3,829 and $4,007 for the nine months ended March 31, 2014 and 2013, respectively.

Operating Loss

SunLink had an operating loss of $998 and $268 for the three months ended March 31, 2014 and 2013, respectively. The increased operating loss for the three months ended March 31, 2014 compared to the prior year period resulted from decreases healthcare facilities net revenues due to lower volumes than in the prior year period and an increase in other operating expense in the three months ended March 31, 2014 compared to the comparable prior year period. SunLink had an operating loss of $2,050 and $3,733 for the nine months ended March 31, 2014 and 2013, respectively. The decreased operating loss for the three months ended March 31, 2014 compared to the prior year period resulted from the decrease in salaries, wages and benefits expense, professional and general liability claims, an increase in EHR incentive payments and nonrecurrence of the impairment charge recorded in the nine months ended March 31, 2013.

Interest Expense

Interest expense was $303 and $300 for the three months ended March 31, 2014 and 2013, respectively and $922 and $1,506 for the nine months ended March 31, 2014 and 2013, respectively. Interest expense for the nine months ended March 31, 2014 decreased from the same period last year due to decreases in interest rates on outstanding debt and loan cost amortization expense.

Income Taxes

Income tax benefit of $372 ($420 federal tax benefit and $48 state tax expense) and income tax benefit of $371 ($369 federal tax benefit and $2 state tax benefit) was recorded for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) that the Company calculate its expected taxes for the fiscal year and apply the result to the interim quarter without regard to the actual results of the interim quarter.

Income tax benefit of $856 ($887 federal tax benefit and $31 state tax expense) and income tax benefit of $2,025 ($1,735 federal tax benefit and $290 state tax benefit) was recorded for the nine months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the Company had $2,419 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $8,776. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $911 ($0.10 loss per fully diluted share) for the three months ended March 31, 2014 compared to a loss from continuing operations of $197 ($0.02 loss per fully diluted share) for the three months ended March 31, 2013. The increased loss for the three months ended March 31, 2014 resulted from the increased operating loss. Loss from continuing operations was $2,098 ($0.22 loss per fully diluted share) for the nine months ended March 31, 2014 compared to a loss from continuing operations of $3,214 ($0.34 loss per fully diluted share) for the nine months ended March 31, 2013. The decreased loss for the nine months ended March 31, 2014 resulted from the decreased operating loss and from decreased interest expense partially offset by a decreased income tax benefit as compared to the comparable prior year period.

Loss from discontinued operations of $53 for the three months ended March 31, 2014 resulted from a pre-tax earnings from operations of Dexter of $34. The loss from discontinued operations for the three months ended March 31, 2014 also was also partially due to $82 of pre-tax loss from operations of Memorial and $40 of pre-tax loss resulting from pension items relating to discontinued operations. Tax benefit for discontinued operations for the three months ended March 31, 2014 was $35. Earnings from discontinued operations of $203 for the nine months ended March 31, 2014 resulted from pre-tax earnings from operations of Dexter of $516. The loss from discontinued operations for the nine months ended March 31, 2014 also was also partially due to $94 of pre-tax loss from operations of Memorial and $119 of pre-tax loss resulting from pension items relating to discontinued operations. Tax expense for discontinued operations for the nine months ended March 31, 2014 was $100.

Net loss for the three months ended March 31, 2014 was $964 ($0.10 loss per fully diluted share) compared to net loss of $186 ($0.02 loss per fully diluted share) for the three months ended March 31, 2013. Net loss for the nine months ended March 31, 2014 was $1,895 ($0.20 loss per fully diluted share) compared to net earnings of $2,325 ($0.25 earnings per fully diluted share) for the nine months ended March 31, 2013.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the three and nine months ended March 31, 2014 and 2013, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Healthcare Facilities Adjusted EBITDA	$367	$1,158	$2,354	$2,292
Specialty Pharmacy Adjusted EBITDA	692	590	1,181	794
Corporate overhead costs	(1,147)	(994)	(2,870)	(3,035)
Taxes and interest expense	105	60	(165)	(4,090)
Other non-cash expenses and net change in operating assets and liabilities	(243)	(5,281)	2,819	(308)

Net cash provided by (used in) operations	$(226)	$(4,467)	$3,319	$(4,347)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $1,000, which has limited availability due to facility cash on hand restrictions. The Company does not believe it is currently able to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms. We are actively seeking options to provide financing for the Company’s liquidity needs. We generated $3,319 of cash from continuing operations during the nine months ended March 31, 2014 compared to cash used of $4,347 during the nine months ended March 31, 2013. Cash generated resulted from the decreased loss from continuing operations, income taxes refunds of $1,696, EHR incentive payments received of $3,005 and reductions in accounts receivable and amounts due to third party payors.

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

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in thirteen of the last fifteen fiscal quarters through the quarter ended March 31, 2014. The Company lost $2,098 from continuing operations after income taxes in the nine months ended March 31, 2014. Continuing losses from operations may have a material adverse effect on our liquidity.

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

Subsidiary Loans

Callaway RDA Loan - SunLink, HealthMont of Missouri, LLC (“HOM”), and HealthMont LLC (“HLLC”), the direct parent of HOM which owns Callaway Community Hospital in Fulton, Missouri (“Callaway”) closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. The loan is guaranteed by the Company and HLLC. HealthMont of Missouri, LLC owns and operates Callaway in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and, as of March 31, 2014, the entirety of the $1,000 construction loan has been drawn.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears interest at a floating interest rate computed as the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at March 31, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. The Callaway RDA Loan is guaranteed by HLLC and the Company.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (5.25% at March 31, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to refinance a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the Trace RDA Loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement) or (ii) $1,000. At March 31, 2014 and June 30, 2013, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At March 31, 2014, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company are discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of May 14, 2014. At June 30, 2013, SHCH was not in compliance with the debt to tangible net worth ratio. SHCH and the Company obtained a waiver of the non-compliance at June 30, 2013 from the lender dated February 7, 2014. As a result, the amount of indebtedness under the Trace RDA Loan of $8,733 and $9,047 is presented in current liabilities in the condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, respectively. If SHCH is unable to obtain a waiver of the non-compliance at March 31, 2014 and a modification of the covenant, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at March 31, 2014 and June 30, 2013). Further, the lender under the Trace RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from SHCH or from the Company under its guarantee of such indebtedness. The ability of SHCH and the Company, respectively, to continue to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

SHPP RDA Loan - On October 31, 2012, SunLink Healthcare Professional Property, LLC closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used for SHPP working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$9,198	$1,664	$556
2 years	475	875	478
3 years	1,580	717	399
4 years	175	450	334
5+ years	6,223	161	3,361

	$17,651	$3,867	$5,128

At March 31, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of March 31, 2014. SunLink expensed $16 and $20 on physician guarantees and recruiting for the three months ended March 31, 2014 and 2013, respectively. SunLink expensed $83 and $51 on physician guarantees and recruiting for the nine months ended March 31, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of March 31, 2014.

At March 31, 2014, we had outstanding long-term debt of $17,651 of which $4,828 was incurred under the Callaway RDA Loan, $8,733 was incurred under the Trace RDA Loan, $2,043 was incurred under the SHPP RDA Loan, $2,002 was incurred under the Carmichael Notes, and $45 was related to capital leases.

Discontinued Operations

Dexter Hospital – On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consist of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets and leasehold interest of Dexter for approximately $9,800, less estimated sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds from the sale were used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2014 and 2013.

Memorial Hospital of Adel - On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s subsidiary, Memorial, to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. SunLink and its HealthMont of Georgia, Inc. subsidiary entered into an Asset Purchase Agreement by and among HealthMont of Georgia, Inc., Excluded assets include accounts receivable as of the September 30, 2012 (“Cutoff Date”) and all EHR Funds and all receivables, claims and settlements made pursuant to the Indigent Care Trust Fund of the State of Georgia (“ICTF”) paid with respect to the State of Georgia’s fiscal year ended June 30, 2013. Retained liabilities consist of liabilities incurred prior to July 2, 2012. Approximately $7,500 of the net proceeds from the sale were used to repay a portion of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2014 and 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $258 and $271 for legal services to these law firms in the three months ended March 31, 2014 and 2013, respectively. The Company has expensed an aggregate of $577 and $796 for legal services to these law firms in the nine months ended March 31, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2014 and June 30, 2013 is $260 and $216, respectively, of amounts payable to these law firms.

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A settlement has been reached but documentation thereof has not been finalized is in negotiation. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three and nine months ended March 31, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 14, 2014