Form 10-K
period 2014-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2014-09-26
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 26, 2014, there were 9,443,408 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2013 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $2,497,012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 10, 2014, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

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

•

the availability of cash or borrowings to fund working capital, renovations, replacement, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements;

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities, Specialty Pharmacy Segments and our corporate office, including both software and hardware; and,

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia, Mississippi, Missouri) to not expand Medicare;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•

anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements, EHR reimbursement and indigent care reimbursement (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•

the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicare and Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are a provider of healthcare services in certain markets in the United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of the ownership of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Our Healthcare Facilities Segment subsidiaries own and operate a total of four community hospitals in three states. Our community hospitals are acute care hospitals and have a total of 232 licensed beds. As part of the community hospital operations, our subsidiaries currently also operate two nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of the community hospitals. The nursing homes have a total of 166 licensed beds. A subsidiary also owns a hospital building that is currently vacant except for two offices rented by a physician and a testing lab. Our Specialty Pharmacy Segment subsidiary operates a specialty pharmacy business in Louisiana with four service lines.

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

History

We are an Ohio corporation incorporated in June 1959. In 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. We subsequently have acquired two hospitals and sold three hospitals and three home health businesses. We also sold the operations of one hospital to a buyer who leased the hospital building from us but which subsequently ceased its hospital operations. In 2008 a wholly-owned subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) which provides retail and institutional pharmacy services to various communities in southwest Louisiana and eastern Texas.

Business Strategy: Operations, Dispositions and Acquisitions, and Going Private

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare acquisitions and dispositions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing and long-term care homes, medical office buildings and pharmacy businesses. We consider such dispositions and acquisitions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

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

Disposition and Acquisition Strategy

Our efforts over the last two years have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. In July 2012, we sold our Adel, Georgia hospital and its related nursing home, and in December 2012, we sold our Dexter, Missouri hospital and its related home health agency. We currently have engaged advisors to advise us on and to assist us with the possible sale of two other hospital facilities.

Although the Company’s situation could change, based on our current financial position as well as uncertainties in the healthcare industry, we are not actively seeking acquisitions for either our Healthcare Facilities Segment or our Specialty Pharmacy Segment. However, during the last fiscal year, we have evaluated certain rural healthcare businesses which were for sale and monitored other selected healthcare acquisition targets which we believed might become available for sale. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

Historically, we have targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other healthcare businesses in our markets generally may experience (1) less direct competition although competition has increased substantially in recent years in each market, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunities for future growth. On the other hand, rural and exurban community hospitals continue to experience, among other things, substantial out-migration by patients to urban medical centers, difficulties in recruiting physician and nursing staffs, low inpatient occupancy levels, and high proportion of government insured and of uninsured patients vs. privately insured patients. The focus of future acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, our financial position, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations and other factors.

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

Going Private Strategy

On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on February 1, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company had approximately 9,443,000 common shares issued and outstanding and held by approximately 453 stockholders of record.

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

Healthcare Facilities Operations

SunLink’s Healthcare Facilities Segment is composed of three operational areas:

•	Four community hospital in three states, having an aggregate of 232 beds, each of which hospital is owned by a SunLink subsidiary;

•

Two nursing homes with an aggregate of 166 beds, each of which nursing home is owned by a hospital subsidiary and located adjacent to, or in close proximity with its corresponding community hospital; and

•	Our Clanton, Alabama facility which is currently vacant except for two offices rented by a physician and a testing lab.

Owned Hospitals

All of the hospitals we operate are owned by our subsidiaries. The following sets forth certain information with respect to each of the four community hospitals:

•

Chestatee Regional Hospital (“Chestatee”), located in Dahlonega, Lumpkin County, Georgia, is a 49-licensed-bed, acute care hospital accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Chestatee includes a four-bed intensive care unit (“ICU”) a 33-bed medical/surgical/pediatrics unit, and 10-bed geriatric psychiatric unit (“GPU”). Chestatee is the only hospital in its primary service area of Lumpkin and Dawson Counties.

•

North Georgia Medical Center (“North Georgia”), located in Ellijay, Gilmer County, Georgia, consists of a JCAHO accredited 50-licensed-bed, acute care hospital and Gilmer Nursing Home, a 100-bed skilled nursing facility. North Georgia is the only hospital in Gilmer County. The Company has a CON to add a 10-bed inpatient geriatric psychiatric unit. North Georgia also leases a 41,985 square foot multi-purpose medical building from another SunLink subsidiary.

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

A subsidiary also owns the Careside Medical Park (“Careside”) hospital building located in Clanton, Chilton County, Alabama which is currently vacant except for two offices rented by a physician and a testing lab.

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

Physician Recruiting

Each subsidiary hospital management team is responsible for assessing the need for additional physicians, including the number and specialty of additional physicians needed by the hospital’s community. Each of our local hospital management team, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff. Increasingly, each of our subsidiary hospitals has employed physicians to better align physician performance with hospital goals through employment relationships. Many hospitals and hospital systems are attempting to improve clinical and financial results by employing physicians. For newly recruited non-employed physicians, the hospital generally guarantees such physicians a minimum level of gross receipts during an initial period, generally of one year, and assists the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Currently, 19 physicians are employed by our subsidiary hospitals and one is under a physician guarantee contract. Each hospital periodically evaluates each doctor and may terminate employment based on doctor performance and the needs of each facility. Physician recruiting has become more challenging and such recruiting will continue to remain challenging due to various factors including healthcare reform and market forces. The costs of recruiting and retaining physicians are also expected increase as more physicians are employed and salaries and support costs increase.

Quality Assurance

Each hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each subsidiary hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently by mail, to identify potential areas of improvement. Each hospital is accredited by the JCAHO.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facility subsidiaries included in continuing operations as of June 30 for the periods indicated.

	Fiscal Years Ended June 30,
	2014	2013	2012
Hospitals owned or leased at end of period	4	4	4
Licensed hospital bed (at end of period)	232	232	232
Hospital beds in service (at end of period)	173	173	173
Nursing home beds in service (at end of period)	166	166	166
Admissions	2,961	3,448	3,525
Equivalent Admissions (1)	9,571	11,542	12,522
Average Length of Stay (2)	5.5	4.8	3.7
Patient days	16,318	16,708	12,880
Adjusted patient days (3)	54,373	58,346	44,333
Occupancy rate (% of licensed beds) (4)	19.27%	19.73%	15.21%
Occupancy rate (% of beds in service) (5)	25.84%	26.46%	20.40%
Net patient service revenues (in thousands)	$71,647	$74,909	$74,703
Net outpatient service revenues (in thousands)	$27,534	$27,584	$39,258
Net revenue per equivalent admissions	$7,486	$6,454	$5,966
Net outpatient service revenues (as a % of net patient service revenues)	38.43%	36.82%	52.55%

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

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2014	2013	2012
Source
Medicare	86.8%	80.6%	68.3%
Medicaid	3.7%	6.5%	10.0%
Private and Other Sources	9.5%	12.9%	21.7%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2014	2013	2012
Source
Medicare	41.0%	39.5%	37.2%
Medicaid	21.0%	20.4%	22.4%
Private and Other Sources	38.0%	40.1%	40.4%

	100.0%	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of Medicare patient days increased significantly in fiscal year 2013 due to the opening of the geriatric psychiatric units

(“GPU”) at two hospital facilities. Total patient days for the two new GPUs were 28% of total patient days, or 4,671. Medicare patient days continued to increase in 2014 as a result of the GPUs volumes. GPU patient days increased to 54% of total patient days as compared to 42% for fiscal year 2014. The percentage of patient revenues attributable to outpatient services has increased in recent years, primarily as a result of medical technology advances that allow more services to be provided on an outpatient basis and from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

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

Efforts to Control Healthcare Costs

The hospital industry, including all of the hospitals owned and operated by SunLink’s subsidiaries, continues to have significant unused capacity. Inpatient utilization and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically hospitals owned and operated by SunLink’s subsidiaries have responded to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs (such as geriatric psychiatric units) and adding or expanding certain inpatient and ancillary services. Currently we expect our subsidiaries’ hospitals will continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the ACA have taken or are taking effect in 2013, 2014 or 2015 and many of the rules and regulations that implement the provisions of the ACA have not been finalized, it is difficult to predict the impact the ACA will have on the hospital facilities. However, we believe it is likely that the implementation or interpretation of such rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the three states in which we operate hospitals have decided not to set up state exchanges and not to expand Medicaid.

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

DRG rate increases were 2.8% and .0.7% for FFY 2013 and 2014, respectively, and currently is 1.4% for FFY 2015. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. Beginning in FFY 2012 the market basket rate began to be reduced by two such reduction factors. First as required by the ACA, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of perceived excess aggregate payments in FFY 2008 and FY 2009 that did not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS was required to recoup the entire amount of FFY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FFY 2012. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiaries’ hospitals, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers, including to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, 0.10% for FFY 2012, 0.10% in FFY 2013 and 0.30% in FFY 2014; and will be reduced by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

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

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each

APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2013 the update factor was 2.6% and 2.5% for calendar year 2014 is expected to be 2.1% for calendar year 2015. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiaries’ hospitals’ cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be partially added to, and reimbursed as a portion of, the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the respective Medicare Auditor Contractor (“MAC”) from the prior cost report filing, and which are finally adjusted when cost reports are filed and audited.

Bad debts must meet the following criteria to be allowable:

•	the debt must be related to covered services and derived from deductible and coinsurance amounts;

•	the provider must be able to establish that reasonable collection efforts were made;

•	the provider must be able to show the debt was actually uncollectible when claimed as worthless; and

•	the provider must be able to show sound business judgment established that there was no likelihood of recovery at any time in the future.

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

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our subsidiaries’ hospitals were classified as disproportionate share hospitals at June 30, 2014. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2014, 2013 and 2012.

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

In 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all Georgia hospitals receive reimbursement from three different contractors instead of a single source. While the amounts of the inpatient payments have not changed since the contractors utilize the same payment rates, the timing of the receipt of the payments has changed due to the multiple payors. For outpatient services, two hospitals operated by SunLink subsidiaries in Georgia have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health.

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

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ and certain discontinued operations for fiscal years ended June 30, 2014, 2013 and 2012. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal years ended June 30, 2014, 2013 and 2012. EHR incentive payments received were as follows:

	2014	2013	2012
Continuing Operations
Medicare	$2,494	$4,121	$5,836
Medicaid	593	1,220	1,549

	$3,087	$5,341	$7,385

Discontinued Operations
Medicare	$—	$1,136	$2,685
Medicaid	—	248	808

	$—	$1,384	$3,493

Combined Operations
Medicare	$2,494	$5,257	$8,521
Medicaid	593	1,468	2,357

	$3,087	$6,725	$10,878

The amounts in the table above represent actual funds received from meeting the meaningful use requirements for Medicare and Medicaid programs. Amounts recognized may differ due to year-end adjustments and final settlement of cost reports.

SunLink’s subsidiaries’ hospitals seek to continue to comply, to a limited extent, with the EHR meaningful use requirements of the HITECH Act in time to qualify for certain available incentive payments. We believe further compliance will result in significant costs including professional services focused on successfully designing and implementing EHR solutions along with costs associated with the hardware and software components of the project. As a result of prior expenditures on information technology systems, the previously existing information technology systems at our subsidiaries’ hospitals already possessed certain components required for meaningful use of EHR technology which allowed us to receive payments through fiscal year 2014. We currently believe we will receive minimal incentive payments in future years.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and required all states to establish programs to contract with RACs by 2011. Currently all states where our subsidiaries operate have RAC programs, and all their facilities have had requests from the various RACs to review claims. To date since the commencement of the RAC program SunLink has experienced losses in the aggregate from audit adjustments of approximately $153, $235 and $65 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

4.

Durable Medical Equipment Services, consisting primarily of products for patient-administered home care such as oxygen concentrator services, continuous and variable/bi-level positive airway pressure (“CPAP” and “VPAP”/“BPAP”) machines, nebulizers, diabetes management products, and prosthetics.

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Our ScriptsRx operations were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our financial condition or results of operation. In 2011, Medicare implemented the program in select limited areas of the country, and, in 2013, expanded to additional areas. Currently, the areas affected do not include the primary service areas of ScriptsRx. Whether or not the program will be further expanded in the future is unknown.

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

Mail Order Activities

ScriptsRx conducts the operations of our Specialty Pharmacy Segment. In addition to walk-in customers at its retail centers, it distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which ScriptsRx delivers or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

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

Healthcare Regulations of General Application

Licensing Requirements

Healthcare operations are subject to extensive federal, state and local licensing requirements. In order for our subsidiaries’ healthcare facilities to maintain their operating licenses, such healthcare facility operations must comply with strict standards concerning medical care, physical plant, equipment and hygiene. Various licenses and permits also are required in order to handle radioactive materials and operate certain equipment. All licenses, provider numbers, and other permits or approvals required to perform our business operations are held by individual subsidiaries of SunLink. Each of the hospital operating subsidiaries operates only a single hospital. SunLink’s four subsidiary owned hospitals are accredited by the JCAHO.

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

ICD-10 Coding System

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2015, our subsidiaries are modifying payment systems and processes to prepare for the implementation. The ICD-10 code sets require significant administrative changes. We believe that the cost of compliance with these regulations has not had a material adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 26, 2014, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	65
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	55
Byron D. Finn	President—SunLink ScriptsRx, LLC	64

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

SunLink would require additional debt or equity capital in order to make significant capital investments or expand our operations and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings, and negatively affect our results of operations.

SunLink’s operations strategy requires significant capital investments. Significant capital investments are required for on-going and planned capital improvements at existing facilities and may be required in connection with future capital projects either in connection with existing properties or future acquired properties. SunLink’s ability to make capital investments depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain funds necessary for the realization of SunLink’s operating strategy could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries.

SunLink’s revenues are more heavily concentrated in the State of Georgia which makes SunLink particularly sensitive to economic and other changes in Georgia.

For the fiscal year ended June 30, 2014, our two Georgia hospitals generated approximately 51% of consolidated gross revenues for the year. Accordingly, any adverse change in the current demographic, economic, competitive or regulatory conditions in the State of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 90.5% of consolidated patient days and 62.0% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended June 30, 2014. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our subsidiaries’ hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 38.0% of their consolidated net patient revenues for the fiscal year ended June 30, 2014 from private payors and other non-governmental sources who contributed approximately 9.5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s subsidiaries’ admissions and outpatient revenues and have resulted in reduced revenue growth at our subsidiaries’ hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiaries, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

Health plans and providers, including our subsidiaries’ hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2015. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our subsidiaries’ hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving systems or the systems and implementation efforts of health plans and their business partners.

Risks Relating to our Specialty Pharmacy Business

The operations of our Specialty Pharmacy Segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2014, the operation by ScriptsRx of our Specialty Pharmacy Segment derived approximately 56% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

The durable medical equipment service line of ScriptsRx may be adversely affected by changes in government reimbursement regulations and payment levels, especially if the durable medical equipment service line becomes subject to competitive bidding procedures.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of ScriptsRx and our consolidated results of operations. The largest supplier for ScriptsRx accounted for approximately 81% of the segment’s cost of goods sold in the fiscal year ended June 30, 2014. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 25% of the segment’s cost of goods sold in the fiscal year ended June 30, 2014. In addition, ScriptsRx has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Sales and profit margins of ScriptsRx are materially affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our business and results of operations.

Other Risks

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital is limited.

Historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2014, was $3,587 and our Trace hospital subsidiary has a $1,000 revolving line of credit (of which $0 was drawn as of June 30, 2014). Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms, although it is actively seeking options to provide financing for the Company’s liquidity needs. Three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a revolving working capital loan facility of $1,000. The Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets, and we cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

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
(2)

Lease of approximately 18,800 square feet of store location, warehouse and office space. The lease expires in April 2018 and provides for a renewal of the lease for a five-year term. Additional lease, commencing in April 2013, of approximately 1,300 square feet of office space. This lease expires in April 2015 and provides for renewal of the lease for additional one-year and three-year terms. Additional lease, commencing in August 2011, of approximately 2,400 square feet of warehouse space. This lease expires in August 2017.

(3)	Lease of approximately 5,900 square feet of store location and warehouse space. The lease expires in October 2016.
(4)	Lease of approximately 7,800 square feet of store location and warehouse space. The lease expires in December 2014 and provides for a renewal of the lease for a five-year term.
(5)	The 62,013 square-foot hospital building is currently vacant except for two offices rented by a physician and a testing lab.
(6)	Lease of approximately 4,800 square feet of office space for corporate staff. The lease expires in March 2015.

Item 3.	Legal Proceedings

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A settlement has been reached pursuant to which James Garrett, as sole owner of the real property, would issue in satisfaction of the Company’s claims a five year promissory note in the principal amount of $600 to Castlemark Properties, LLC, one of the Company’s subsidiaries, such note to be secured by a mortgage on the real property. Such settlement is conditioned on Mr. Garrett obtaining a corrective deed from the Georgia Department of Transportation for a portion of the property. If the settlement closes, the lawsuit will be discussed and, if not, the litigation may resume. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2014 (July 1, 2013 - June 30, 2014)
Fourth Quarter	$1.60	$1.15
Third Quarter	2.12	0.86
Second Quarter	0.99	0.70
First Quarter	0.91	0.70
Fiscal 2013 (July 1, 2012 - June 30, 2013)
Fourth Quarter	$0.92	$0.71
Third Quarter	1.26	0.56
Second Quarter	1.55	0.90
First Quarter	1.56	0.95

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

Holders

As of June 30, 2014 there were approximately 453 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2014 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	317,999	$3.73	412,676
2011 Director Stock Option Plan	231,000	1.31	69,000

	548,999	$2.97	481,676

Equity compensation plans not approved by security holders:
None	0	0.00	0

Total	548,999	$2.97	481,676

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE Amex Equities exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE Amex Equities Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	6/09	6/10	6/11	6/12	6/13	6/14
SunLink Health Systems, Inc.	100.00	103.94	87.56	55.30	38.25	56.22
NYSE Amex Composite	100.00	129.08	158.87	150.97	154.48	208.87
Hospitals Index	100.00	133.32	162.26	150.15	237.00	281.88

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 have been derived from the audited consolidated financial statements of SunLink. The following financial information reflects the disposition of Dexter, Chilton operations (exclusive of the physical facility), Memorial and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Net Revenues	$105,430	$108,308	$113,216	$120,348	$126,433
Loss from continuing operations	(1,391)	(1,585)	(1,676)	(16,276)	(2,469)
Net income (loss)	(545)	4,488	1,081	(16,103)	102
Loss per share from continuing operations
Basic	(0.15)	(0.17)	(0.18)	(2.01)	(0.31)
Diluted	(0.15)	(0.17)	(0.18)	(2.01)	(0.31)
Net earnings (loss) per share:
Basic	(0.06)	0.48	0.12	(1.99)	0.01
Diluted	(0.06)	0.48	0.12	(1.99)	0.01
Total Assets	63,847	68,003	79,172	91,830	98,490
Long-term debt, including current maturities	17,351	18,270	23,090	31,707	33,437
Shareholders’ equity	$33,318	$33,743	$29,291	$26,068	$42,692

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2014—$6,903; and

2013—$7,761.

Our provision for bad debts, included in our results of operations for the years ended June 30, was as follows :

2014—$11,065;

2013—$11,770; and

2012—$10,053

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

If net revenues during fiscal year 2014 were changed by 1%, our 2014 after-tax income from continuing operations would change by approximately $358 or diluted earnings per share of $0.04.

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

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$2,380	$177	$73	$92	$43	$12	$332	$3,109
Medicaid	588	76	37	21	29	6	13	770
Commercial	1,156	437	201	173	44	37	110	2,158
Self Pay	93	94	76	67	61	15	82	488

	$4,217	$784	$387	$353	$177	$70	$537	$6,525

[1]

The above table shows, as of June 30, 2014, net hospital patient accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 86.4%, 85.6% and 88.0% of our revenues during the years ended June 30, 2014, 2013 and 2012, respectively, relate to discounted charges. The sources of these revenues were as follows for the year ended June 30, 2014 (as a percentage of total revenues):

Medicare—41.0%;

Medicaid—21.0%; and

Commercial insurance—38.0%.

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

2014—$214;

2013—$(166); and

2012—$547.

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

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the	If our overall estimated contractual discount percentage on all of our commercial revenues during 2014 were changed by 1%, our 2014 after-tax income from continuing

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

operations would change by approximately $131. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

	2014	2013
Pharmacy	$461	$461

The goodwill resulted from the 2008 acquisition of our specialty pharmacy business.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Goodwill, other intangible assets and accounting for business combinations (continued)

The Company’s other intangible assets relate to Certificates of Need (“CON”), non-competition agreements, trade name, customer relationships and Medicare licenses. CON, Non-competition agreements, customer relationships, and Medicare licenses are amortized over the terms of the agreements. The trade name has been determined to have an indefinite life and, accordingly, is not amortized. Our other intangible assets by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

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

	2014	2013

Fair value estimates are derived
from independent appraisals,
established market values of
comparable assets, or internal
calculations of estimated future net
cash flows. Our estimate of future
cash flows is based on assumptions
and projections we believe to be
currently reasonable and
supportable. Our assumptions take
into account revenue and expense
growth rates, patient volumes,
changes in payor mix, and changes
in legislation and other payor
payment patterns.

Healthcare Facilities
Certificates of Need	$80	$80
Accumulated amortization	(28)	(26)

	$52	$54

Pharmacy
Trade name	$2,000	$2,000
Customer relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated amortization	(879)	(737)

	$2,979	$3,121

Total	$3,031	$3,175

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For the periods March 1, 2011 to February 28, 2012, March 1, 2012 to February 28, 2013, March 1, 2013 to February 28, 2014 and March 1, 2014 to February 28, 2015 our self-insured retention level is $1,000 on individual malpractice claims.

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

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2014—$1,268; and

2013—$2,461.

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2014—$(272);

2013—$154; and

2012—$954.

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

2014—$7,410; and

2013—$8,121.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2014—$2,577; and

2013—$2,151.

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

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax

Our deferred tax assets were $9,987 and our deferred tax liabilities were $0 at June 30, 2014, excluding the impact of valuation allowances. The Company believes that it was more likely than not that a portion of its deferred tax asset would not be recovered.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2014, we would incur approximately $235 of additional tax expense for 2014 plus applicable penalties and interest.

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

	Years Ended June 30,
	2014	2013	2012
Net Revenues—Healthcare Facilities	$71,647	$74,909	$74,703
Net Revenues—Specialty Pharmacy	33,322	33,314	38,099
Net Revenues—Corporate and Other	461	85	414

Total Net Revenues	105,430	108,308	113,216
Costs and expenses	(109,381)	(113,561)	(117,423)
Electronic health records incentives	3,911	4,947	7,294
Impairment of goodwill and intangible assets	0	0	(931)
Impairment of plant, property and equipment	0	(789)	0

Operating Profit (Loss)	(40)	(1,095)	2,156
Interest Expense	(1,220)	(1,796)	(4,377)
Loss on sale of assets	(43)	0	(20)

Loss from continuing operations before income taxes	$(1,303)	$(2,891)	$(2,241)

Healthcare Facilities Segment:
Admissions	2,961	3,448	3,525

Equivalent Admisssions	9,571	11,542	12,522

Surgeries	2,012	1,762	1,825

Revenue per Equivalent Admission	$7,486	$6,490	$5,966

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2014	2013	2012
Source
Medicare	41.0%	39.5%	37.2%
Medicaid	21.0%	20.4%	22.4%
Self pay	13.6%	14.4%	11.9%
Commercial Insurance & Other	24.4%	25.7%	28.5%

	100.0%	100.0%	100.0%

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

Healthcare Facilities Segment

The 4.4% decrease in net revenues for the year ended June 30, 2014 from 2013 was due primarily to decreased net revenues in all payor classes, especially Self-pay revenues and Commercial Insurance & Other revenues, as a result of a decline in inpatient volume. Commercial insurance and other decreased $1,638, a 7.6% decrease from prior year. Self-pay revenues decreased $1,272, a 10.2% decrease from prior year. Net revenues for the fiscal year ended June 30, 2014 included revenues of $573 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to reductions of $166 for the fiscal year ended June 30, 2013. Net outpatient service revenues increased from 36.8% of healthcare facilities segment net revenue to 38.4% as compared to the prior fiscal year. Net revenues for the fiscal year ended June 30, 2014, 2013 and 2012, included $2,637, $2,338 and $2,540 respectively, from state indigent care programs.

A decrease in the number of doctors and the elimination of certain unprofitable services at three of SunLink’s hospitals combined with an overall decline in volumes have contributed to the decrease in Healthcare Facilities Segment net revenues in the years ended June 30, 2014, 2013 and 2012, respectively. We experienced a net reduction of one and two doctors during the fiscal years ended June 30, 2014 and 2013, respectively. During the fiscal year ended June 30, 2014, SunLink expensed $110 of physician guarantees and recruiting costs compared to $137 and $340 in fiscal years 2013 and 2012, respectively. We also have expended approximately $8,216 for capital expenditures to upgrade services and facilities since July 1, 2011. We believe upgraded services and facilities can contribute to an increase in net revenue per equivalent admission by attracting new patients and may mitigate decreases in net revenues per equivalent admission by limiting the loss of patients to competition from other facilities. We continue to seek increased patient volume by attracting additional physicians to our hospitals, adding and upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Net revenues for the year ended June 30, 2014 remained consistent with the prior year net revenues; however, fiscal 2014 included a net increase in pharmacy net revenues of $957 due primarily to additional institutional pharmacy contracts and a net decline in durable medical equipment sales of $949 due primarily to the elimination of certain unprofitable items. Although fiscal 2014 retail and institutional pharmacy script volumes increased 8.7% as compared to fiscal 2013, the corresponding pharmacy net revenues decreased 4.1%, primarily as a result of decreases in reimbursement rates, including Medicare, Medicaid and managed care; the negative effects of significant brand-to-generic conversion activity; and, a significant increase in exclusive preferred provider network arrangements between major pharmacy benefit managers and certain retail chain pharmacies. Fiscal 2014 infusion therapy net revenues increased 2.0% as compared to fiscal 2013, primarily related to certain higher reimbursed specialty pharmacy services. Fiscal 2013 net revenues decreased $4,785, or 12.5%, as compared to fiscal 2012 net revenues as a result of a net decline in pharmacy net revenues of $4,297 and a decrease in durable medical equipment sales of $488. Although fiscal 2013 retail and institutional pharmacy script volumes increased 6.9% as compared to fiscal 2012, the corresponding pharmacy net revenues decreased 10.6%, primarily as a result of decreases in reimbursement rates, including Medicare, Medicaid and managed care; the negative effects of significant brand-to-generic conversion activity; and, the loss of a pharmacy services management contract with a group of long-term care facilities. Fiscal 2013 infusion therapy net revenues decreased 25.1% as compared to fiscal 2012, primarily related to one infusion therapy drug prescribed for premature babies at high risk for lung disease. Fiscal 2012 net revenues decreased $1,821, or 4.8%, as compared to fiscal 2011. The decrease was primarily a result of a net decline in pharmacy net revenues of $1,533 and a decrease in durable medical equipment sales of $288. Although retail pharmacy net revenues increased 19.1%, institutional pharmacy net revenues decreased 16.9%, primarily as a result of the net loss of pharmacy services contracts with a group of affiliated long-term care facilities, and infusion therapy net revenues decreased 10.6%, primarily related to one infusion therapy drug prescribed for premature babies at high risk for lung disease. Generally, Medicare and Medicaid reimbursement rates decreased in fiscal 2012 as compared to fiscal 2011, contributing to the decline in net revenues.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $67,416, $69,887, and $67,473, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2014	2013	2012
Salaries, wages and benefits	58.9%	57.6%	56.5%
Supplies	11.7%	11.9%	11.0%
Purchased services	10.5%	8.3%	8.7%
EHR incentive payments	-5.5%	-6.6%	-9.8%
Other operating expenses	16.0%	17.1%	17.3%
Rent and lease expense	2.4%	2.3%	2.1%
Depreciation and amortization expense	2.9%	3.3%	4.0%

Salaries, wages and benefits expense increased as a percentage of net revenue in the year ended June 30, 2014 due to expansion of services at two hospitals requiring more employees in these service areas and an increase in employee medical claims incurred as compared to the prior year. Salaries, wages and benefits expense as a percentage of total net revenues increased in the year ended June 30, 2013 compared to the prior year due to expansion of services at two hospitals requiring more employees in these service areas and an increase in employee medical claims incurred as compared to the prior year.

Supplies expense as a percentage of net revenue remained consistent for the fiscal years ended June 30, 2014 and 2013. Supplies expense increased as a percentage of net revenue in the year ended June 30, 2013 due to expansion of services at two hospitals and an increase in the number of orthopedic surgeries performed as compared to the prior year. Supplies expense decreased as a percentage of net revenue in the year ended June 30, 2012 due to a decrease in the number of surgeries performed combined with overall decline in volume as compared to the prior year. Surgeries for the year ended June 30, 2012 were 1,825 compared to 2,298 for the prior year period. The elimination and reduction of services at selected hospitals of the Company also contributed to the decline in supplies expense.

Purchased services increased as a percentage of net revenues for the fiscal year ended June 30, 2014 compared to the prior fiscal year due to increased costs associated with certain outside services provided to the hospital facilities and information technology services. Purchased services as a percentage of net revenue remained consistent for the fiscal years ended June 30, 2013 and 2012.

EHR incentive payments as a percentage of net revenue are a negative 5.5%, 6.6% and 9.8% for the fiscal years ended June 30, 2014, 2013 and 2012. The decreases are related to the $3,568 and $343, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2014, the $3,726 and $1,221, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2013 and the $6,022 and $1,272, respectively, of Medicare and Medicaid EHR incentive payments recognized in the year ended June 30, 2012.

For the year ended June 30, 2014, other operating expenses as a percentage of net revenue decreased from prior year. Other operating expenses decreased due to decreased professional and general liability insurance expense as a result of improved claims experience and nonrecurrence of large insurance settlement claims recorded in the prior year. For the year ended June 30, 2013, other operating expenses as a percentage of net revenue remained consistent with prior year. Other operating expenses increased as a percentage of net revenues in the year ended June 30, 2012 compared to the prior year due to lower net patient revenues in the current year.

Depreciation and amortization expense was $2,076, $2,493, and $2,642 for the years ended June 30, 2014, 2013, and 2012, respectively. The decreases in depreciation and amortization expense resulted from assets being fully over the past several years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, was $32,839, $33,150 and $37,641 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2014	2013	2012
Cost of goods sold	66.4%	67.1%	68.4%
Salaries, wages and benefits	20.9%	20.2%	18.2%
Provision for bad debts	0.8%	1.4%	1.6%
Supplies	0.5%	0.6%	0.6%
Purchased services	3.8%	3.8%	3.5%
Other operating expenses	3.3%	3.3%	3.5%
Rent and lease expense	0.9%	0.9%	0.8%
Depreciation and amortization expense	2.2%	2.2%	2.1%

Cost of goods sold as a percent of net revenues decreased in the fiscal years ended June 30, 2014, 2013 and 2012 as compared to the respective prior fiscal years due to changes in sales product mix and favorable pricing negotiations and discounts earned with certain suppliers.

Salaries, wages and benefits increased as a percent of net revenues in the fiscal years ended June 30, 2013 and 2012 as compared to the respective prior fiscal years primarily due to decreased net revenues.

The decrease in the provision for bad debts as a percent of net revenues during the fiscal years ended June 30, 2014, 2013 and 2012 as compared to the respective prior fiscal years resulted from improved business office operational and procedural controls and practices and enhanced claims management, improved collections of accounts receivable and reduced uncollectible account write-offs.

Depreciation and amortization expense decreased for the fiscal year ended June 30, 2012 as compared to the prior fiscal year due to impairment of certain intangible assets during fiscal 2011 which decreased the amount of annual amortization on the remaining intangible assets. Amortization expense for fiscal 2012 was $142 as compared to $585 in fiscal 2011.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $5,215, $5,577 and $5,946 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The decrease in the fiscal year ended June 30, 2014 from the prior year was due to decreased salaries and legal expense. The decrease in the fiscal year ended June 30, 2013 from the prior year was due primarily to staff reductions in January 2013.

Impairment of Long-Lived Assets

A hospital facility and related equipment in Clanton, Alabama, formerly leased to a third party hospital operator is currently vacant with the exception of three leased offices. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013.

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

Operating Profit (Loss)

Operating loss was $40 for the year ended June 30, 2014, $1,095 for the year ended June 30, 2013 and operating profit for the year end June 30, 2012 was $2,156. The decreased operating loss for the year ended June 30, 2014 compared to the prior year was the result of lower operating expenses and the absence of an impairment charge to property, plant and equipment partially offset by lower net revenues and EHR incentive payments. The operating loss for the year ended June 30, 2013 compared to the prior year operating profit was the result of lower net revenues and EHR incentive payments partially offset by lower cost of goods sold and decreases in certain other operating expenses. The net effect of the EHR incentives payments and the absence of an impairment charge for the Specialty Pharmacy Segment for the year ended June 30, 2012 was partially offset by lower operating profit due to a decrease in net revenues for the Healthcare Facilities and Specialty Pharmacy Segments and a goodwill impairment charge of $931 for our Healthmont, LLC subsidiary.

Interest Expense—net

Interest expense was $1,220, $1,796, and $4,377 for the years ended June 30, 2014, 2013 and, 2012, respectively. The decreases in interest expense for the years ended June 30, 2014 and 2013 was due to lower outstanding debt and a decrease in interest rates.

Income Taxes

We recorded income tax expense of $88 ($402 federal tax benefit and $490 state tax expense) for the year ended June 30, 2013 compared to income tax benefit of $1,305 ($1,210 federal tax benefit and $95 state tax benefit) for the year ended June 30, 2013 and income tax benefit of $565 ($556 federal tax benefit and $9 state tax benefit) for the year ended June 30, 2012.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $5,553 at June 30, 2014. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,577 of our $9,987 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal and state income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of the Company’s deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which may not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,391 ($0.15 loss per fully diluted share) for the year ended June 30, 2014 compared to a loss from continuing operations of $1,585 ($0.17 loss per fully diluted share) for the year ended June 30, 2013 and loss from continuing operations of $1,676 ($0.18 loss per fully diluted share) for the year ended June 30, 2012. Loss from continuing operations in fiscal year 2013 resulted from decreased net revenues for the Healthcare Facilities and Specialty Pharmacy Segments partially offset by decreased cost of goods sold, the recognition of $4,947 in EHR incentive payments and a decrease in interest expense of $2,594 from prior year. Loss from continuing operations in fiscal year 2012 resulted from decreased net revenue partially offset by the recognition of $7,294 in EHR incentive payments and $3,042 decrease in interest from prior year. Loss from continuing operations in fiscal 2011 resulted from an impairment charge of $6,048 against goodwill and $7,299 against intangible assets associated with the Specialty Pharmacy Segment, decreased net revenues for the Specialty Pharmacy Segment and an increase in interest expense over the prior year.

Earnings from discontinued operations of $846 for the year ended June 30, 2014 primarily resulted from $1,548 of pre-tax earnings from the operations of Dexter (including $1.076 of Medicare EHR incentive payments), $94 of pre-tax loss from operations of Memorial and $158 of pre-tax loss resulting from domestic pension items . Earnings from discontinued operations of $6,073 for the year ended June 30, 2013 primarily resulted from $542 of pre-tax earnings from the operations of Dexter, $26 of pre-tax loss from operations of Memorial, the $253 of pre-tax loss resulting from domestic pension items and pre-tax gains of $9,289 and $1,161 on the sale of Dexter and Memorial, respectively. Earnings from discontinued operations of $2,757 for the year ended June 30, 2012 primarily resulted from $3,750 of pre-tax earnings from the operations of Dexter, pre-tax earnings from operations of Memorial of $445 and the $88 of pre-tax loss resulting from domestic pension items.

Net loss for the year ended June 30, 2014 was $545 ($0.06 loss per fully diluted share) compared to net earnings for the year ended June 30, 2013 of $4,488 ($0.48 earnings per fully diluted share) and net earnings of $1,081 ($0.12 earnings per fully diluted share) for the year ended June 30, 2012.

Adjusted Earnings Before Income Taxes, Interest, Depreciation and Amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2014, 2013 and 2012, respectively, is shown below.

	Years ended June 30,
	2014	2013	2012
Healthcare Facilities Adjusted EBITDA	$6,308	$6,728	$10,739
Specialty Pharmacy Adjusted EBITDA	1,212	892	1,273
Corporate overhead costs	(3,898)	(3,877)	(4,558)
Taxes and net interest expense	(1,757)	(5,131)	(5,163)
Other non-cash expenses and net changes in operating assets and liabilities	2,027	(628)	791

Net cash provided by (used in) operations	$3,892	$(2,016)	$3,082

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $1,000 through September 30, 2014 declining in increments to $500 at July 1, 2015 which has limited availability due to facility cash on hand restrictions. The Company does not believe it is currently able to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms, however, it is actively seeking options to provide financing for the Company’s liquidity needs.

Although three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a revolving working capital loan facility of $1,000, the Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets. See “Subsidiary Loans” below.

As further discussed below, on December 31, 2012, in connection with the maturity of the Company’s then existing Credit Facility, the Company repaid all then outstanding borrowings thereunder and such facility terminated. The total amount repaid at maturity including associated fees was approximately $5,000. If we are able to obtain a replacement credit facility in the future, there is no assurance as to the timing of the implementation of any such replacement facility or that the size of any such facility would be adequate for our entire working capital needs. See “Termination and Repayment of Credit Facility” below.

During the fiscal 2013, the Company sold two of its hospital facilities resulting in a net gain after taxes of approximately $5,000. See “Discontinued Operations” below. Substantially all net proceeds of the sales were used to pay down debt.

The Company believes its hospital facilities are currently underperforming. The Company has incurred losses from continuing operations in eleven of the last twelve fiscal quarters through June 30, 2014. The Company lost $1,391 from continuing operations in the year ended June 30, 2014 after recognition of EHR incentive payments of $3,911 (which payments diminished significantly in fiscal 2014 and end for Medicare in fiscal 2015). Continuing losses from operations may have a material adverse effect on our liquidity.

In light of the conintuing underperformance of the Company’s four current hospital facilities, the Company has engaged advisors to evaluate and advise it on the possible sale of two such hospital facilities. There can be no assurance any sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

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

Subsidiary Loans

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and, as of June 30, 2014, the entirety of the $1,000 construction loan has been drawn. The Callaway RDA Loan is guaranteed by HLLC and the Company.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears a floating interest rate equal to the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at June 30, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $92 were included on the balance sheet at June 30, 2013 as cash in escrow.

The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. At June 30, 2014, Callaway was not in compliance with the funded debt to EBITDA ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of September 26, 2014. As a result, the amount of indebtedness under the Callaway RDA Loan of $4,801 is presented in current liabilities in the consolidated balance sheet as of June 30, 2014. If Callaway is unable to obtain a waiver of the non-compliance, the lender under the Callaway RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from Callaway or from the Company under its guarantee of such indebtedness. The ability of Callaway and the Company to make the required debt service under the Callaway RDA Loan depends on, among other things, the ability of Callaway and the Company to generate sufficient cash flows, including from operating activities. If Callaway or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Callaway RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although Callaway and the Company believe they will be able to negotiate a waiver, the Company cannot assure you that a waiver will be obtained or the timing thereof.

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink, Crown Healthcare Investments, LLC (formerly known as MedCare South, LLC) (“Crown”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. The Trace Working Capital Loan was amended by the Third Amendment to Loan Agreement and Waiver effective June 30, 2014. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan are unconditionally guaranteed by the Company and Crown.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $68 were included on the balance sheet at June 30, 2013 as cash in escrow.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) prior to September 31, 2014, $1,000; (b) for the quarter ending December 31, 2014, $875; (c) for the quarter ended March 31, 2015, $750; (d) for the quarter ending June 30, 2014, $625; and (e) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At June 30, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At March 31, 2014, SHCH was not in compliance with the debt to tangible net worth ratio. The Company received a waiver of this non-compliance from the lender effective June 30, 2014, and the Trace RDA Loan was amended effective June 30, 2014 by the Third Amendment to Loan Agreement and Waiver (“Third Amendment”). Under the Third Amendment, the funded debt to EBITDA ratio limits were modified. Although SHCH and the Company believe they will be able to continue in compliance with the revised levels of financial covenants in the Trace RDA Loan, there is no assurance that SHCH and the Company will be able to do so.

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

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in one interest only payment of $75 due on October 22, 2014 and five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

We generated $3,892 of cash from continuing operations during the year ended June 30, 2014. Cash generated resulted from the receipt of EHR incentive reimbursements of $3,087, income tax refunds of $1,881 from continuing operations partially offset by increases in third party payor settlements and reductions in prepaid expenses and other assets.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2014 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2014.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$5,378	$1,549	$981
2 years	767	847	731
3 years	808	700	678
4 years	1,839	281	577
5 years	620	29	490
More than 5 years	7,939	11	2,771

	$17,351	$3,417	$6,228

Physician Guarantees—At June 30, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2014. SunLink expensed $110, $137, and $340, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2014.

Long-term Debt—At June 30, 2014, we had outstanding long-term debt of $17,351 of which $4,801 was incurred under the Callaway RDA Loan, $8,624 was incurred under the Trace RDA Loan, $2,033 was incurred under the SHPP RDA Loan, $1,852 was incurred under the Carmichael Notes, and $41 was related to capital leases. At June 30, 2013, we had outstanding long-term debt of $18,270 of which $4,908 was incurred under the Callaway RDA Loan, $9,047 was incurred under the Trace RDA Loan, $2,073 was incurred under the SHPP RDA Loan, $2,152 was incurred under the Carmichael Notes, and $90 was related to capital leases.

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

A settlement has been pursuant to which James Garrett, as sole owner of the real property, would issue in satisfaction of the Company’s claims a five year promissory note in the principal amount of $600 to Castlemark Properties, LLC, one of the Company’s subsidiaries, such note to be secured by a mortgage on the real property. Such settlement is conditioned on Mr. Garrett obtaining a corrective deed from the Georgia Department of Transportation for a portion of the property. If the settlement closes, the lawsuit will be discussed and, if not, the litigation may resume. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company has adopted this guidance in fiscal 2014 and the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $689, $1,004, and $1,092 to these law firms in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Included in the Company’s consolidated balance sheets at June 30, 2014 and 2013 is $115 and $216, respectively, of amounts payable to these law firms.

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

Changes in Internal Controls over Financial Reporting—There were no changes to our internal control over financial reporting during the year ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2014 and 2013.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2014, 2013 and 2012.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 76 of this Report

Schedule II Valuation and Qualifying Accounts	At page 77 of this Report

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

3.1

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a

Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1

Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

10.1	*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2	*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3

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

10.4	*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6

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

10.8

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

10.9

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

10.10

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

10.11	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.12

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.13

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.14

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.15

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.16

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.17

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.18

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.19

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.20

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.21

Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.22

Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.23

Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.24

Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.25

Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.26

Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.27

Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.28

Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.29

Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.30

Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

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

101

The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2014.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 26, 2014

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 26, 2014

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 26, 2014

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 26, 2014

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 26, 2014

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 26, 2014

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 26, 2014

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013 and for each of the years in the three-year period ended June 30, 2014 and have issued our report thereon dated September 26, 2014; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2014. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 26, 2014

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2014	$7,761	$11,319	$—	$(12,177)	$6,903
Year Ended June 30, 2013	$9,121	$13,982	$(1,615)	$(13,727)	$7,761
Year Ended June 30, 2012	$12,317	$17,410	$(6,725)	$(13,881)	$9,121

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2014	$2,151	$426	$—	$—	$2,577
Year Ended June 30, 2013	$2,045	$106	$—	$—	$2,151
Year Ended June 30, 2012	$2,078	$123	$—	$(156)	$2,045

INDEX TO EXHIBITS

3.1

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a

Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b

Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1

Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

10.1*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3

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

10.4*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6

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

10.8

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

10.9

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

10.10

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

10.11	*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.12

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.13

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.14

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.15

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.16

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.17

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.18

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.19

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.20

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.21

Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.22

Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.23

Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.24

Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.25

Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.26

Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.27

Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.28

Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.29

Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

10.30

Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

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

101

The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry Bekaert LLP

Atlanta, Georgia

September 26, 2014

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

(All Amounts in thousands)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,587	$2,497
Cash in escrow	0	160
Receivables—net	9,850	12,356
Inventory	4,009	3,798
Income tax receivable	0	1,769
Deferred income tax asset	2,978	4,008
Prepaid expenses and other assets	2,565	3,505
Due from third party payors	2,786	0

Total current assets	25,775	28,093
PROPERTY, PLANT AND EQUIPMENT
Land	1,992	1,992
Buildings and improvements	29,826	29,452
Equipment and fixtures	33,603	33,396

	65,421	64,840
Less accumulated depreciation	36,702	34,266

Property, plant and equipment—net	28,719	30,574
NONCURRENT ASSETS:
Intangible assets—net	3,031	3,175
Goodwill	461	461
Deferred income tax asset	4,432	4,113
Other noncurrent assets	1,429	1,587

Total noncurrent assets	9,353	9,336

TOTAL ASSETS	$63,847	$68,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,530	$5,474
Current maturities of long-term debt	5,378	9,542
Accrued payroll and related taxes	4,186	4,121
Due to third party payors	0	556
Deferred gain—Medicare Electronic Health Records incentives	0	1,136
Income tax payable	73	0
Other accrued expenses	2,314	1,417

Total current liabilities	16,481	22,246
LONG-TERM LIABILITIES:
Long-term debt	11,973	8,728
Noncurrent liability for professional liability risks	1,268	2,461
Other noncurrent liabilities	807	825

Total long-term liabilities	14,048	12,014

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 9,444 shares at June 30, 2014 and 9,444 shares at June 30, 2013	4,722	4,722
Additional paid-in capital	13,444	13,396
Retained earnings	15,486	16,031
Accumulated other comprehensive loss	(334)	(406)

Total Shareholders’ Equity	33,318	33,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,847	$68,003

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(All amounts in thousands, except per share amounts)

	Years Ended June 30,
	2014	2013	2012
Operating revenues (net of contractual allowances)	$116,495	$120,078	$123,269
Less provision for bad debts of Healthcare Facilities Segment	11,065	11,770	10,053

Net Revenues	105,430	108,308	113,216
Costs and expenses:
Cost of goods sold	22,110	22,363	26,073
Salaries, wages and benefits	51,096	52,660	52,115
Provision for bad debts of Specialty Pharmacy Segment and Other	254	597	632
Supplies	8,605	9,095	8,428
Purchased services	7,183	7,480	7,958
Other operating expenses	14,696	15,400	15,661
Rents and leases expense	1,775	1,918	2,191
Impairment of property, plant and equipment	0	789	0
Impairment of goodwill and intangible assets	0	0	931
Depreciation and amortization	3,662	4,048	4,365
Electronic Health Records incentive payments	(3,911)	(4,947)	(7,294)

Operating profit (loss)	(40)	(1,095)	2,156
Other income (expense):
Interest expense	(1,220)	(1,796)	(4,377)
Loss on sale of assets	(43)	0	(20)

Loss from continuing operations before income taxes	(1,303)	(2,891)	(2,241)
Income tax (benefit) expense	88	(1,306)	(565)

Loss from continuing operations	(1,391)	(1,585)	(1,676)
Earnings from discontinued operations, net of income taxes	846	6,073	2,757

Net earnings (loss)	(545)	4,488	1,081
Other comprehensive income (loss)	72	91	(219)

Comprehensive income (loss)	$(473)	$4,579	$862

Earnings (loss) per share:
Continuing operations:
Basic	$(0.15)	$(0.17)	$(0.18)

Diluted	$(0.15)	$(0.17)	$(0.18)

Discontinued operations:
Basic	$0.09	$0.64	$0.29

Diluted	$0.09	$0.64	$0.29

Net earnings (loss):
Basic	$(0.06)	$0.48	$0.12

Diluted	$(0.06)	$0.48	$0.12

Weighted-average common shares outstanding:
Basic	9,443	9,445	9,350

Diluted	9,443	9,445	9,350

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2011	8,120	$4,060	$11,751	$10,462	$(278)	$73	$26,068
Net earnings	0	0	0	1,081	0	0	1,081
Minimum pension liability adjustment, net of tax of $133	0	0	0	0	(219)	0	(219)
Share-based compensation	0	0	92	0	0	0	92
Common shares issued	1,328	664	1,678	0	0	0	2,342
Change in noncontrolling interest	0	0	0	0	0	(73)	(73)

JUNE 30, 2012	9,448	4,724	13,521	11,543	(497)	0	29,291
Net earnings	0	0	0	4,488	0	0	4,488
Minimum pension liability adjustment, net of tax of $55	0	0	0	0	91	0	91
Share-based compensation	0	0	86	0	0	0	86
Common shares issued (repurchased)	(4)	(2)	(211)	0	0	0	(213)

JUNE 30, 2013	9,444	4,722	13,396	16,031	(406)	0	33,743
Net loss	0	0	0	(545)	0	0	(545)
Minimum pension liability adjustment, net of tax of $44	0	0	0	0	72	0	72
Share-based compensation	0	0	48	0	0	0	48

JUNE 30, 2014	9,444	$4,722	$13,444	$15,486	$(334)	$0	$33,318

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(All amounts in thousands)

	Years Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(545)	$4,488	$1,081
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,662	4,048	4,365
Share-based compensation	48	86	92
Impairment of goodwill and intangible assets	0	0	931
Impairment of property, plant and equipment	0	789	0
Loss on disposal of property, plant and equipment	43	0	20
Gain on sale of Dexter Hospital	0	(9,289)	0
Gain on sale of Memorial Hospital of Adel	0	(1,161)	0
Change in assets and liabilities:
Receivables	2,505	873	3,000
Inventory	(211)	86	204
Prepaid expenses and other assets	1,487	(153)	(352)
Accounts payable and accrued expenses	(1,128)	(3,794)	(1,833)
Income taxes	1,842	(1,571)	1,328
Deferred income taxes	803	2,944	568
Third-party payor settlements	(3,342)	1,032	33
Electronic Health Records deferred gain	(1,135)	1,135	(8,348)
Net activities of discontinued operations	(137)	(1,529)	1,993

Net cash provided by (used in) operating activities	3,892	(2,016)	3,082
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Memorial Hospital of Adel	0	8,350	0
Proceeds from sale of Dexter Hospital	0	9,930	0
Change in cash in escrow	(160)	160	0
Expenditures for property, plant and equipment—continuing operations	(1,723)	(4,975)	(1,518)
Expenditures for property, plant and equipment—discontinued operations	0	(45)	(496)

Net cash (used in) provided by investing activities	(1,883)	13,420	(2,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(919)	(17,519)	(13,622)
Proceeds from long-term debt	0	12,699	4,388
Revolving advances, net	0	(5,931)	631
Repurchase of common shares	0	(213)	0
Proceeds from issuance of common shares	0	0	2,342

Net cash used in by financing activities	(919)	(10,964)	(6,261)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,090	440	(5,193)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,497	2,057	7,250

End of year	$3,587	$2,497	$2,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$(1,881)	$2,116	$(1,242)

Interest	$1,128	$1,752	$4,029

Non-cash investing and financing activities:
Assets acquired under capital lease obligation—continuing operations	$0	$0	$80

Assets acquired under capital lease obligation—discontinued operations	$0	$0	$349

Long-term debt issued as payment-in-kind for interest payable	$0	$0	$105

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS

SunLink Health Systems, Inc. through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments is composed of three operational areas:

–	Four community hospital subsidiaries in three states with a total of 232 licensed beds;

–	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

–	A Clanton, Alabama healthcare facility which is currently vacant except for two offices rented to a physician and a testing lab.

•	The Specialty Pharmacy Segment is composed of four operational areas:

–	Retail pharmacy products and services, all of which are conducted in rural markets;

–	Institutional pharmacy services;

–	Specialty pharmacy services; and

–	Durable medical equipment.

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

Net Patient Service Revenue—SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2014, there were no material claims or disputes with third-party payors.

Charity Care—SunLink’s subsidiaries’ hospitals provide care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiaries’ hospitals provided $8,822, $9,615, and $9,566, of charity care in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Concentrations of Credit Risk—SunLink subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Although SunLink’s two Georgia facilities generated approximately 51%, 53%, and 51% of gross revenues for the years ended June 30, 2014, 2013 and 2012, respectively, because of the geographic diversity of SunLink’s facilities and nongovernmental third-party payors, Medicare and Medicaid accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 41%, 40%, and 37% of net revenues for the years ended June 30, 2014, 2013 and 2012, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 21%, 20%, and 22% of net revenues for the years ended June 30, 2014, 2013 and 2012, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 47% and 44% of receivables—net at June 30, 2014 and 2013, respectively, while Medicaid receivables were approximately 12% and 15% of receivables—net at June 30, 2014 and 2013, respectively.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicare and Medicaid Electronic Health Records (“EHR”) Incentives—The Company accounts for EHR incentive payments in accordance with Accounting Standards Codification 450-30, “Gain Contingencies”, (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes EHR incentive payments when all contingencies relating to the incentive payment have been satisfied and compliance with the EHR meaningful use criteria have been attested to. For recognition of Medicaid EHR incentive payments, recognition of the payments will be at the time of attestation to EHR meaningful use criteria since Medicaid payments for the states in which the Company operates are based upon historical cost report information with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition is being deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $3,520, $3,903, and $4,207, for the years ended June 30, 2014, 2013 and 2012, respectively.

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

The recorded liability for professional liability risks includes an estimate of liability for claims assumed at the acquisition and for claims incurred after the acquisition of a business. These amounts are based on actuarially determined estimates.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records a liability pertaining to pending litigation if it is probable a loss has been incurred and accrues the most likely amount of loss based on the information available. If no amount within the range of losses estimated from the information available is more likely than any other amount in the range of loss, the minimum amount in the range of loss is accrued. Because of uncertainties surrounding the nature of litigation and the ultimate liability to SunLink and its subsidiaries, if any, estimates are revised as additional facts become known.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $48, $86 and $92 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments—The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of long-term debt is estimated to approximate the recorded value due to its current variable interest rate.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company has adopted this guidance in fiscal 2014 and the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter has managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC and have done so through a transition period that ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The sale of the assets, including the right to EHR Funds, and leasehold interest of Dexter for approximately $9,930, less sale expenses and taxes, resulted in net proceeds of approximately $7,400. Approximately $5,200 of the net proceeds was used to pay off the outstanding balance of the Company’s senior credit facility under the Term Loan of the Company’s then outstanding Credit Facility. Dexter’s operations have been reclassified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2014, 2013 and 2012.

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital of Authority of Tift County, Georgia (“Tift”) for approximately $8,350. The net proceeds from the sale of approximately $7,500 were used to repay a portion of the Company’s senior debt under the Term Loan under the Company’s then outstanding Credit Facility. Memorial’s operations have been reclassified as discontinued operations in our consolidated financial statements as of and for the fiscal years ended June 30, 2014, 2013 and 2012.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2014, 2013 and 2012.

Discontinued Operations Reserves—SunLink has discontinued operations carried on by its former life sciences and engineering segment as well as certain of our healthcare operations. SunLink’s reserves related to discontinued operations of these segments represent management’s best estimate of SunLink and its subsidiaries’ possible liability for claims for which SunLink or its subsidiaries may incur liability. No reserve for discontinued operations is included in discontinued operations at June 30, 2014.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2014	2013	2012
Net Revenues:
Dexter Hospital	$602	$9,634	$20,066
Memorial of Adel	(59)	114	14,643

	$543	$9,748	$34,709

Earnings Before Income Taxes:
Dexter Hospital	$1,548	$542	$3,751
Memorial of Adel	(94)	(26)	445
Life sciences and engineering	(158)	(253)	(88)

Earnings before income taxes	1,296	263	4,108

Gain on Sale:
Dexter Hospital	0	9,289	0
Memorial of Adel	0	1,161	0

Gain on Sale	0	10,450	0

Income tax expense	450	4,640	1,351

Earnings from discontinued operations	$846	$6,073	$2,757

4.	REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenues before provision for doubtful accounts by payor were as follows for the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
Healthcare Facilities Segment:
Medicare	$33,943	$34,229	$31,563
Medicaid	17,380	17,723	19,014
Self-pay	11,208	12,481	10,131
Managed Care & Other Insurance	19,798	21,435	23,635
Other	383	811	413

Revenues before provision for doubtful accounts	82,712	86,679	84,756
Provision for doubtful accounts	(11,065)	(11,770)	(10,053)

Healthcare Facilities Segment Net Revenues	71,647	74,909	74,703
Specialty Pharmacy Segment Net Revenues	33,322	33,314	38,099
Other Revenues	461	85	414

Total Net Revenues	$105,430	$108,308	$113,216

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Consolidated Statements of Operations and Comprehensive Earning and Loss. During the current year, the Company modified the approach to developing the data used to determine the revenue sources by payor in the Healthcare Facilities Segment. All prior year amounts have been changed to consistently apply the approach used in the current year. There was no impact on total segment revenues.

Summary information for receivables is as follows:

	June 30,
	2014	2013
Patient accounts receivable (net of contractual allowances)	$16,753	$20,117
Less allowance for doubtful accounts	(6,903)	(7,761)

Patient accounts receivable—net	$9,850	$12,356

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment and Other for the fiscal years ended June 30, 2014 and 2013:

	Healthcare Facilities	Specialty Pharmacy	Other	Total
Fiscal year ended June 30, 2014
Balance at July 1, 2013	$7,286	$475	$0	$7,761
Additions recognized as a reduction to revenues	11,065	0	0	11,065
Bad debt expense	0	254	0	254
Accounts written off, net of recoveries	(11,702)	(475)	0	(12,177)

Balance at June 30, 2014	$6,649	$254	$0	$6,903

	Healthcare Facilities	Specialty Pharmacy	Other	Total
Fiscal year ended June 30, 2013
Balance at July 1, 2012	$8,714	$407	$0	$9,121
Additions recognized as a reduction to revenues	11,770	0	0	11,770
Bad debt expense	0	514	83	597
Accounts written off, net of recoveries	(13,198)	(446)	(83)	(13,727)

Balance at June 30, 2013	$7,286	$475	$0	$7,761

Net revenues included a decrease of $166 for the year ended June 30, 2013 for the settlement of filings of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $214 and $547 for the years ended June 30, 2014 and 2012, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

SunLink’s four operating hospital subsidiaries successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2014. Medicare EHR incentive payments for all four operating hospital subsidiaries totaling $2,494 were received during the quarter ended December 31, 2013 and recognized at June 30, 2014. In addition, $1,136 was received by Dexter (see Note 3.—Discontinued Operations) for the fiscal year ended June 30, 2013. This Medicare EHR incentive payment was not recognized until June 30, 2014 as Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known. The amount recognized of $1,076 was less than the amount received due to an adjustment based on the December 31, 2013 cost report as filed by the buyer of Dexter. Based on revised

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates using June 30, 2014 information, a third party receivable of $369 was recorded as of June 30, 2014 for SunLink’s four operating hospitals. This amount will be collected upon final settlement of the cost reports for fiscal year 2014. Final settlement of cost reports for fiscal year 2013 resulted in an increase of $705 in Medicare EHR incentive payments recognized in continuing operations. This adjustment was recorded in fiscal year 2014.

SunLink’s four operating hospitals and Dexter successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2013. Incentive payments for all four operating hospital and Dexter totaling $5,257 were received by the hospitals during the quarter ended December 31, 2012. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded $1,136 as deferred gain as of June 30, 2013 for Dexter. This deferred gain was recognized in the quarter ended June 30, 2014, when information for the cost report period January 1, 2013 through December 31, 2013 was known (based on buyer’s fiscal year). Based on revised estimates using June 30, 2014 information, a third party payable of $315 was recorded as of June 30, 2014 for SunLink’s four operating hospitals and Dexter. This amount will be paid upon final settlement of cost reports for fiscal year 2013.

SunLink’s four operating hospitals and Dexter, Memorial and Chilton (see Note 3.—Discontinued Operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2012. Incentive payments for all four operating hospital and Dexter, Memorial and Chilton totaling $8,521 were received by SunLink during the quarter ended June 30, 2011. As Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known, SunLink recorded the $8,521 as deferred gain as of June 30, 2011. This deferred gain was recognized in the quarter ended June 30, 2012, when information for the cost report period July 1, 2011 through June 30, 2012 was known. Based on revised estimates using June 30, 2012 information, a receivable of $103 was recorded as of June 30, 2012. Final settlement of cost reports for fiscal year 2012 resulted in a decrease of $140 in Medicare EHR incentive payments recognized in continuing operations. This adjustment was recorded in fiscal year 2013.

SunLink’s four operating hospital subsidiaries successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the fiscal year ended June 30, 2014. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospitals during the fiscal year ended June 30, 2014 totaling $593. SunLink’s four operating hospital subsidiaries and Dexter successfully attested for the Medicaid EHR program and recognized Medicaid EHR incentive payments in the fiscal year ended June 30, 2013. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospitals and Dexter during the fiscal year ended June 30, 2013 totaling $1,320. SunLink’s hospital in Mississippi successfully attested for the Medicaid EHR program in the quarter ended June 30, 2011. EHR incentive payments for SunLink’s hospital in Mississippi were recognized in the fiscal year ended June 30, 2011 while payment was received in the fiscal year ended June 30, 2012. SunLink’s Missouri hospital, its two Georgia hospitals, Dexter and Chilton successfully attested for the Medicaid EHR program for the federal attestation year ended September 30, 2011 and recognized Medicaid EHR incentive payments in the fiscal year ended June 30, 2012. Medicaid EHR incentive reimbursement payments were received for SunLink’s four operating hospitals, Dexter and Chilton during the fiscal year ended June 30, 2012 totaling $2,357.

EHR incentive payments recognized in continuing operations for the years ending June 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Medicare	$3,568	$3,726	$6,022
Medicaid	343	1,221	1,272

	$3,911	$4,947	$7,294

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EHR incentive payments recognized in discontinued operations for the years ending June 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Medicare	$1,076	$(89)	$2,602
Medicaid	0	248	809

	$1,076	$159	$3,411

Medicare EHR incentive payments recognized in discontinued operations was a negative $89 for fiscal year 2013 due to final settlement of the 2012 cost reports.

6.	INVENTORY

Inventory consisted of the following:

	June 30,
	2014	2013
Healthcare Facilities Segment Supplies Inventory	$1,726	$1,743
Specialty Pharmacy Segment Goods Held for Sale	2,283	2,055

	$4,009	$3,798

7.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Long-Lived Assets—A hospital facility and related equipment in Clanton, Alabama, formerly leased to a third party hospital operator is currently vacant with the exception of three leased offices. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during the first quarter of fiscal 2013.

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

Goodwill consists of the following:

	June 30,
	2014	2013
Specialty Pharmacy Segment	$461	$461

Intangible assets consist of the following, net of amortization:

	June 30, 2014	June 30, 2013
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(28)	(26)

	52	54

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(879)	(737)

	2,979	3,121

Total	$3,031	$3,175

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $144, $145, and $157, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2015	$145
2016	145
2017	145
2018	145
2019	145
2020 and thereafter	306

Total	$1,031

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2014	2013
Callaway RDA Loan	$4,801	$4,908
Trace RDA Loan	8,624	9,047
SHPP RDA Loan	2,033	2,073
Carmichael Notes	1,852	2,152
Capital lease obligations	41	90

Total	17,351	18,270
Less current maturities	(5,378)	(9,542)

	$11,973	$8,728

Callaway RDA Loan—SunLink, HealthMont of Missouri, LLC (“HOM”) and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Callaway RDA Loan”) with a bank. HealthMont of Missouri, LLC owns and operates Callaway Community Hospital (“Callaway”) in Fulton, Missouri. The Loan Agreement consists of a $4,000 term loan and $1,000 construction loan. The $4,000 term loan was drawn in its entirety at closing and, as of June 30, 2014, the entirety of the $1,000 construction loan has been drawn. The Callaway RDA Loan is guaranteed by HLLC and the Company.

The Callaway RDA Loan has a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears a floating interest rate equal to the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at June 30, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $92 are included on the balance sheet at June 30, 2013 as cash in escrow.

The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. At June 30, 2014, Callaway was not in compliance with the funded debt to EBITDA ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but has been unable to obtain such waiver as of September 26, 2014. As a result, the amount of indebtedness under the Callaway RDA Loan of $4,801 is presented in current liabilities in the consolidated balance sheet as of June 30, 2014. If Callaway is unable to obtain a waiver of the non-compliance, the lender under the Callaway RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from Callaway or from the Company under its guarantee of such indebtedness. The ability of Callaway and the Company to make the required debt service under the Callaway RDA Loan depends on, among other things, the ability of Callaway and the Company to generate sufficient cash flows, including from operating activities. If Callaway or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Callaway RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although Callaway and the Company believe they will be able to negotiate a waiver, the Company cannot assure you that a waiver will be obtained or the timing thereof.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink, Crown Healthcare Investments, LLC (formerly known as MedCare South, LLC) (“Crown”) and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. The Trace Working Capital Loan was amended by the Third Amendment to Loan Agreement and Waiver effective June 30, 2014. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi. Both the Trace RDA Loan and the Trace Working Capital Loan are unconditionally guaranteed by the Company and Crown.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $68 are included on the balance sheet at June 30, 2013 as cash in escrow.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) prior to September 31, 2014, $1,000; (b) for the quarter ending December 31, 2014, $875; (c) for the quarter ended March 31, 2015, $750; (d) for the quarter ending June 30, 2014, $625; and (e) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At June 30, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At March 31, 2014, SHCH was not in compliance with the debt to tangible net worth ratio. The Company received a waiver of this non-compliance from the lender effective June 30, 2014, and the Trace RDA Loan was amended effective June 30, 2014 by the Third Amendment to Loan Agreement and Waiver (“Third Amendment”). Under the Third Amendment, the funded debt to EBITDA ratio limits were modified Although SHCH and the Company believe they will be able to continue in compliance with the revised levels of financial covenants in the Trace RDA Loan, there is no assurance that SHCH and the Company will be able to do so.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia. The SHPP RDA Loan is guaranteed by the Company and Crown.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at June 30, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC entered into a $3,000 promissory note agreement with an interest rate of 8% with the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in one interest only payment of $75 due on October 22, 2014 and five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Termination and Repayment of Credit Facility—On April 23, 2008, SunLink and substantially all of its subsidiaries entered into a $47,000 seven-year senior secured credit facility (“Credit Facility”) initially comprised of a revolving line of credit of up to $12,000 (the “Revolving Loan”) and a $35,000 term loan (the “Term Loan”). The Credit Facility was subsequently amended by eight modification agreements as a result of which the Revolving Loan commitment was reduced to $9,000 as of September 20, 2012 and the termination date of the Credit Facility was established as January 1, 2013. As of December 31, 2012, the Company paid all outstanding amounts under the Revolving Loan and the Term Loan and the Credit Facility was terminated. Financing costs and expenses related to the Credit Facility of $2,710 were amortized over the modified life of the Credit Facility. Amortization expense related to the Credit Facility was approximately $0, $222 and $201, respectively, for the fiscal years ended June 30, 2014, 2013 and 2012.

Annual required payments of debt for the next five years and thereafter are as follows:

2015	$5,378
2016	767
2017	808
2018	1,839
2019	620
2020 and thereafter	7,939

Total	$17,351

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2014.

2015	$981
2016	731
2017	678
2018	577
2019	490
2020 and thereafter	2,771

Total	$6,228

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—On November 7, 2011, the 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through September 2012. Options for 140,000 shares were granted during fiscal 2013. No options have been exercised under this plan. Options outstanding under the plan were 231,000 at June 30, 2014. Options available for future issuance under the plan were 69,000 at June 30, 2014.

On November 7, 2005, the 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. 120,000 options were granted during fiscal 2013. Options outstanding under this Plan were 317,999, 369,999 and 289,999 at June 30, 2014, 2013 and 2012, respectively. Options available for future issuance under the plan were 412,676 at June 30, 2014.

On August 20, 2001, the 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders. This Plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 0, 37,500 and 37,500 at June 30, 2014, 2013 and 2012 respectively. No additional awards may be granted under this Plan.

On February 28, 2001, the 2001 Long-Term Stock Option Plan was approved by the Board of Directors of SunLink. The 2001 Long-Term Stock Option Plan permitted the grant of options to officers and other key employees for the purchase of up to 810,000 common shares through February 2006. Options totaling 591,909 shares under this plan have been exercised. There were no options outstanding under this Plan at June 30, 2014 and 2013. Options outstanding under this Plan were 3,000 at June 30, 2012. No additional awards may be granted under this Plan.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding July 1, 2011	174,249	$5.80	$2.50—$9.63
Granted	250,000	1.97	1.67—2.09
Forfeited	(23,750)	2.67	2.50—3.00

Options outstanding June 30, 2012	400,499	$2.62	$1.67—$9.63
Granted	260,000	1.22	1.22
Forfeited	(43,000)	2.13	2.09—2.65

Options outstanding June 30, 2013	617,499	$1.92	$1.22—$9.63
Granted	21,000	0.71	0.71
Forfeited	(89,500)	2.15	1.22—2.90

Options outstanding June 30, 2014	548,999	$1.92	$0.71—$9.63

Options exercisable June 30, 2012	220,498	$4.75	$1.67—$9.63

Options exercisable June 30, 2013	404,163	$3.18	$1.22—$9.63

Options exercisable June 30, 2014	448,998	$2.97	$0.71—$9.63

The weighted-average fair value of each option granted during the years ended June 30, 2014, 2013 and 2012 was $0.71, $1.22 and $2.09, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2014: estimated volatility of 93%; risk-free interest rate of 0.89%; dividend yield of 0%; and an expected life of 5 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2013: estimated volatility of 80%; risk-free interest rate of 0.89%; dividend yield of 0%; and an expected life of 6 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2012: estimated volatility of 76%; risk-free interest rate of 1.34%; dividend yield of 0%; and an expected life of 6 years. The historical volatility is used to calculate the estimated volatility. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2014, 2013, and 2012, the Company recognized $48, $86 and $92, respectively, of compensation expense for share options issued. As of June 30, 2014, there was $16 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal years ended June 30, 2015, 2016 and 2017.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock options outstanding and exercisable at June 30, 2014 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$ 0.71	21,000	9.22	21,000
$ 1.22	230,000	8.19	170,000
$ 1.67	70,000	7.37	70,000
$ 2.09	120,000	7.21	79,999
$ 2.51	8,000	4.23	8,000
$ 6.55	33,000	2.88	33,000
$ 8.00	33,999	3.24	33,999
$ 9.63	33,000	1.36	33,000

	548,999	6.81	448,998

No options were exercised during the years ended June 30, 2014, 2013 and 2012. As of June 30, 2014 and 2013, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively, for both years.

Tender Offer—On February 5, 2013, the Company announced the commencement of a tender offer to purchase at the price of $1.50 per share in cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) who owned such shares as of the close of business on January 31, 2013 (“Odd Lot Tender Offer”). In addition to the $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, which was March 26, 2013. In accordance with the terms and conditions of the Offer, SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. As a result of the completion of the Offer, immediately following payment for the tendered shares, the Company had approximately 9,443,334 common shares issued and outstanding and held by approximately 480 stockholders of record. The shares repurchased were retired immediately. The aggregate cash cost of the Odd Lot Tender Offer was $195 and was recorded in equity. Included in the cash cost are purchase price for the odd lot shares of $4, aggregate bonus payments of $7 and fees and expenses of $184.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shareholder Rights Plan—On February 10, 2014, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the “Plan”). The Plan is intended to encourage fair treatment of shareholders should a take-over bid be made for the Company and provide the Board of Directors of the Company (the “Board”) and the shareholders more time to consider any unsolicited take-over bid. Unless otherwise terminated in accordance with its terms, the Plan will terminate on February 9, 2021.

The Rights issued under the Plan will become exercisable only when a person (including any party related to it) acquires or announces its intention to acquire 20% or more of the outstanding shares of the Company. Should such acquisition occur, each right will, upon exercise, entitle a right holder other than the acquiring person or related persons to purchase shares of SunLink Health Systems at a substantial discount to the market price at that time. The Plan is similar to SunLink’s previous Shareholder Rights Plan adopted by the company in 2004 which expired on February 8, 2014.

On February 8, 2004, the Board of Directors of the Company declared a dividend of one Series A Voting Preferred Purchase Price Right (a “Right”) for each outstanding common share of the Company to record owners of common shares at the close of business on February 10, 2004. Shares issued subsequent to such date are issued with a Right. The Board of Directors declared these Rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combinations approved by the Board of Directors. The Rights expired on February 8, 2014.

Accumulated Other Comprehensive Loss—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumluated Other Comprehensive Loss
June 30, 2011	$(278)	$(278)
Current period change	(219)	(219)

June 30, 2012	(497)	(497)
Current period change	91	91

June 30, 2013	(406)	(406)
Current period change	72	72

June 30, 2014	$(334)	$(334)

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2014	2013	2012
Current	$324	$(4,220)	$(768)
Deferred	(236)	2,914	203

Total income tax expense (benefit)	$88	$(1,306)	$(565)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2014	2013
Net operating loss carryforward	$4,288	$3,279
Depreciation expense	(2,099)	(2,546)
Allowances for receivables	2,341	2,571
EHR Deferred gain	0	461
Accrued expenses	1,549	1,868
Intangible assets	3,223	3,762
Pension liabilities	218	313
Other	467	564

	9,987	10,272
Less valuation allowance	(2,577)	(2,151)

Net deferred income tax assets	$7,410	$8,121

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	2014	2013	2012
Income tax at Federal statutory rate	$(443)	$(983)	$(909)
Changes in valuation allowance—continuing operations	427	106	(33)
U.S. state income taxes, net of federal benefit	31	(476)	(9)
Share option expense	16	29	31
Amortization	1	0	316
Other	56	18	39

Total income tax expense (benefit)—continuing operations	$88	$(1,306)	$(565)

The Company provided a $2,577 deferred tax valuation allowance as of June 30, 2014 so that the net deferred income tax assets were $7,410 as of June 30, 2014. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ended June 30, 2014 resulted from reserving for certain state net operating loss carryforwards that were not reserved for in prior periods. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $2,151 deferred tax valuation allowance as of June 30, 2013 so that the net deferred tax assets were $8,121 as June 30, 2013. The net operating loss carryforwards expire in 2023.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for uncertainty in income taxes for a change in judgment related to prior years’ tax positions in the quarter of such change. The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits was a liability of $229 as of June 30, 2013. There was no liability for unrecognized tax benefits as of June 30, 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, included interest and penalties from July 1, 2010 through June 30, 2014 is presented below:

Balance at June 30, 2011	$37
Reductions for tax positions of prior years	(18)

Balance at June 30, 2012	19
Additions based on tax positions related to current year	218
Reductions for tax positions related to current year	(1)
Reductions for tax positions of prior years	(7)

Balance at June 30, 2013	229
Reductions for tax positions of prior years	(229)

Balance at June 30, 2014	$0

12.	EMPLOYEE BENEFITS

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

At June 30, 2014, the plan’s assets were invested 59% in cash and short term investments, 26% in equity investments and 15% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $74, $59, $62, $66, and $64 in pension benefits in the years ending June 30, 2015 through 2019, respectively. The plan expects to pay $337 in pension benefits for the years June 30, 2020 through 2023, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contribution of $108 to the plan for the year ended June 30, 2014 and plans to make a contribution of $120 to the plan for the year ended June 30, 2015.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	Years Ended June 30,
	2014	2013	2012
Service cost	$0	$0	$0
Interest cost	59	68	74
Expected return on assets	(30)	(40)	(41)
Amortization of prior service cost	129	108	55
Settlement cost	0	118	0

Net pension expense	$158	$254	$88

Weighted -average assumptions:
Discount rate	4.50%	4.50%	6.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,353	$1,536
Interest cost	59	68
Actuarial loss	0	41
Benefits paid	(46)	(292)

Benefit obligation end of year	$1,366	$1,353

Change in Fair Value of Plan Assets:
Beginning fair value	$737	$985
Actual return on plan assets	17	1
Employer contribution	108	43
Benefits paid	(46)	(292)

Plan assets at end of year	$816	$737

Funded status of the plans	(549)	(616)
Unrecognized actuarial loss	535	652

Prepaid (accrued) benefit cost	$(14)	$36

Amounts Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	(14)	36
Accumulated other comprehensive loss*	535	652

Net amount recognized	$(549)	$(616)

*	Accumulated other comprehensive income represents pretax minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $120 was provided for the fiscal year ended June 30, 2014. No match was provided for the fiscal years ended June 30, 2013 and 2012. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2014, 2013 and 2012.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 13 years. Rent expense was $1,775, $1,918, and $2,191, for the years ended June 30, 2014, 2013 and 2012, respectively. Minimum lease commitments as of June 30, 2014 are as follows:

Fiscal year ending June 30:
2015	$1,549
2016	847
2017	700
2018	281
2019	29
2020 and thereafter	11

$3,417

Physician Guarantees—At June 30, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2014. SunLink expensed $110, $137, and $340, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2014.

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

On April 11, 2012, the Court granted SHC-Ellijay’s motion for partial summary judgment and denied Defendants’ motions for summary judgment. In April 2012, Defendants filed a notice of appeal to the Georgia Court of Appeals. In March 2013, the Georgia Court of Appeals issued an opinion affirming in part and reversing in part the summary judgment entered for the Company. The appellate court rejected all of the Sellers’ various contract-law defenses. The appellate court also held that the Sellers intentionally breached the Option Agreement by failing to close the transaction and satisfy their other obligations. The appellate court reversed, however, on the question of whether Sellers’ breach was also willful, reasoning that willfulness carries with it an aspect of bad faith. The case has been remanded to the Superior Court for trial on the willfulness/bad faith issue and damages. A settlement has been pursuant to which James Garrett, as sole owner of the real property, would issue in satisfaction of the Company’s claims a five year promissory note in the principal amount of $600 to Castlemark Properties, LLC, one of the Company’s subsidiaries, such note to be secured by a mortgage on the real property. Such settlement is conditioned on Mr. Garrett obtaining a corrective deed from the Georgia Department of

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transportation for a portion of the property. If the settlement closes, the lawsuit will be discussed and, if not, the litigation may resume. While the ultimate outcome and materiality of the litigation cannot be determined, in management’s opinion the litigation should not have a material adverse effect on SunLink’s financial condition or results of operations.

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

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $689, $1,004, and $1,092 to these law firms in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Included in the Company’s consolidated balance sheets at June 30, 2014 and 2013 is $115 and $216, respectively, of amounts payable to these law firms.

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

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows:

2014	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$71,647	$33,322	$461	$105,430
Operating profit (loss)	4,231	483	(4,754)	(40)
Depreciation and amortization	2,076	730	856	3,662
Assets	37,481	11,321	15,045	63,847
Expenditures for property, plant and equipment	660	711	352	1,723

2013
Net Revenues from external customers	$74,909	$33,314	$85	$108,308
Operating profit (loss)	4,235	163	(5,493)	(1,095)
Depreciation and amortization	2,493	729	826	4,048
Assets	38,904	10,948	18,151	68,003
Expenditures for property, plant and equipment	2,522	551	1,902	4,975

2012
Net Revenues from external customers	$74,703	$38,099	$414	$113,216
Operating profit (loss)	6,312	488	(4,644)	2,156
Depreciation and amortization	2,642	815	908	4,365
Assets	48,895	11,652	18,625	79,172
Expenditures for property, plant and equipment	976	455	87	1,518

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	EARNINGS PER SHARE
(Share	Amounts in Thousands)

	Years Ended June 30,
	2014		2013		2012
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$(1,391)		$(1,585)		$(1,676)

Basic:
Weighted-average shares outstanding	9,443	$(0.15)	9,445	$(0.17)	9,350	$(0.18)

Diluted:
Weighted-average shares outstanding	9,443	$(0.15)	9,445	$(0.17)	9,350	$(0.18)

Earnings from discontinued operations	$846		$6,073		$2,757

Basic:
Weighted-average shares outstanding	9,443	$0.09	9,445	$0.64	9,350	$0.29

Diluted:
Weighted-average shares outstanding	9,443	$0.09	9,445	$0.64	9,350	$0.29

Net Earnings (loss)	$(545)		$4,488		$1,081

Basic:
Weighted-average shares outstanding	9,443	$(0.06)	9,445	$0.48	9,350	$0.12

Diluted:
Weighted-average shares outstanding	9,443	$(0.06)	9,445	$0.48	9,350	$0.12

Weighted-average number of shares outstanding—basic	9,443		9,445		9,350

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0		0

Weighted-average number of shares outstanding—diluted	9,443		9,445		9,350

Share options of 298, 617 and 411 for the years ended June 30, 2014, 2013 and 2012, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(All amounts in thousands, except per share amount)

The following selected quarterly data for the years ended June 30, 2014 and 2013, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2014	$25,070	$27,718	$27,064	$25,578
	Year Ended June 30, 2013	25,445	29,319	27,850	25,694

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2014	707	(911)	(13)	(1,174)
	Year Ended June 30, 2013	1,629	(197)	(1,395)	(1,622)

NET EARNINGS (LOSS)	Year Ended June 30, 2014	1,350	(964)	227	(1,158)
	Year Ended June 30, 2013	2,163	(186)	3,935	(1,424)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2014	0.07	(0.10)	(0.00)	(0.12)
	Year Ended June 30, 2013	0.17	(0.02)	(0.15)	(0.17)
Diluted	Year Ended June 30, 2014	0.07	(0.10)	(0.00)	(0.12)
	Year Ended June 30, 2013	0.17	(0.02)	(0.15)	(0.17)
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2014	0.14	(0.10)	0.02	(0.12)
	Year Ended June 30, 2013	0.23	(0.02)	0.42	(0.15)
Diluted	Year Ended June 30, 2014	$0.14	$(0.10)	$0.02	$(0.12)
	Year Ended June 30, 2013	$0.23	$(0.02)	$0.42	$(0.15)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2014	9,443	9,443	9,447	9,443
	Year Ended June 30, 2013	9,443	9,446	9,446	9,446
Diluted	Year Ended June 30, 2014	9,476	9,443	9,447	9,443
	Year Ended June 30, 2013	9,443	9,446	9,446	9,446