Form 10-Q
period 2014-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2014-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of Common Shares, without par value, outstanding as of November 14, 2014 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014 (unaudited)	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,076	$3,587
Receivables - net	10,934	9,850
Inventory	4,174	4,009
Deferred income tax asset	2,934	2,978
Prepaid expense and other	2,795	2,565
Due from third party payors	3,000	2,786

Total current assets	25,913	25,775

Property, plant and equipment, at cost	65,737	65,421
Less accumulated depreciation	37,382	36,702

Property, plant and equipment - net	28,355	28,719

Noncurrent Assets:
Intangible assets - net	2,995	3,031
Goodwill	461	461
Deferred income tax asset	4,493	4,432
Other noncurrent assets	1,405	1,429

Total noncurrent assets	9,354	9,353

TOTAL ASSETS	$63,622	$63,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,794	$4,530
Current maturities of long-term debt	5,367	5,378
Accrued payroll and related taxes	4,091	4,186
Income tax payable	82	73
Other accrued expenses	2,637	2,314

Total current liabilities	16,971	16,481

Long-Term Liabilities
Long-term debt	11,842	11,973
Noncurrent liability for professional liability risks	1,093	1,268
Other noncurrent liabilities	804	807

Total long-term liabilities	13,739	14,048

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at September 30, 2014 and 9,444 shares at June 30, 2014	4,722	4,722
Additional paid-in capital	13,451	13,444
Retained earnings	15,073	15,486
Accumulated other comprehensive loss	(334)	(334)

Total Shareholders’ Equity	32,912	33,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,622	$63,847

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2014	2013

Operating revenues (net of contractual allowances)	$29,019	$28,296
Less provision for bad debts of Healthcare Facilities Segment	3,235	2,718

Net revenues	25,784	25,578

Costs and Expenses
Cost of goods sold	4,616	4,275
Salaries, wages and benefits	12,806	12,987
Provision for bad debts of Specialty Pharmacy Segment and Other	0	53
Supplies	2,390	2,197
Purchased services	1,706	1,851
Other operating expenses	3,165	3,711
Rent and lease expense	441	461
Depreciation and amortization	735	907

Operating Loss	(75)	(864)

Other Expense:
Interest expense - net	(298)	(312)

Loss from Continuing Operations before income taxes	(373)	(1,176)

Income Tax Expense (Benefit)	30	(2)

Loss from Continuing Operations	(403)	(1,174)

Earnings (Loss) from Discontinued Operations, net of tax	(10)	16

Net Loss	(413)	(1,158)

Other comprehensive income	0	0

Comprehensive Loss	$(413)	$(1,158)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.04)	$(0.12)

Diluted	$(0.04)	$(0.12)

Discontinued Operations:
Basic	$(0.00)	$0.00

Diluted	$(0.00)	$0.00

Net Loss:
Basic	$(0.04)	$(0.12)

Diluted	$(0.04)	$(0.12)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443

Diluted	9,443	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2014	2013

Net Cash Provided by (Used in) Operating Activities	$(941)	$2,386

Cash Flows from Investing Activities:

Expenditures for property, plant and equipment - continuing operations	(429)	(373)
Net change in cash in escrow	0	(160)

Net Cash Used in Investing Activities	(429)	(533)

Cash Flows from Financing Activities:
Payments on long-term debt	(141)	(160)

Net Cash Used in Financing Activities	(141)	(160)

Net increase (decrease) in Cash and Cash Equivalents	(1,511)	1,693

Cash and Cash Equivalents Beginning of Period	3,587	2,497

Cash and Cash Equivalents End of Period	$2,076	$4,190

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$276	$283

Income taxes	$—	$(1,629)

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2014 and for the three month periods ended September 30, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2014 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 26, 2014. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment, which is composed of three operational areas:

•	Four community hospital subsidiaries in three states with a total of 232 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	A healthcare facility which is currently vacant except for two medical offices which are rented.

•	The Specialty Pharmacy Segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since April 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended September 30,
	2014	2013

Net Revenues:
Dexter Hospital	$41	$95
Memorial of Adel	(16)	(6)

	$25	$89

Earnings before income taxes:
Dexter Hospital	$38	$72
Memorial of Adel	(24)	(11)
Life sciences and engineering	(34)	(39)

Earnings before income taxes	(20)	22

Income tax expense (benefit)	(10)	6

Earnings from discontinued operations	$(10)	$16

Dexter Hospital – On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), for approximately $9,930. The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2014 and 2013.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2014 and 2013.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2014 and 2013, respectively. The components of pension expense for the three months ended September 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended September 30,
	2014	2013
Interest Cost	$17	$15
Expected return on assets	(8)	(7)
Amortization of prior service cost	25	31

Net pension expense	$34	$39

SunLink contributed $0 to the plan in the three months ended September 30, 2014.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2014 and 2013, the Company recognized $6 and $16, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted under the 2005 Equity Incentive Plan during the three months ended September 30, 2014 and 2013, respectively. There were no share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2014 or 2013.

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

Revenues before provision for doubtful accounts by payor were as follows for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Healthcare Facilities Segment:
Medicare	$9,107	$9,157
Medicaid	4,165	3,966
Self-pay	2,876	2,850
Managed Care & Other Insurance	5,178	5,291
Other	97	94

Revenues before provision for doubtful accounts	21,423	21,358
Provision for doubtful accounts	(3,235)	(2,718)

Healthcare Facilities Segment Net Revenues	18,188	18,640
Specialty Pharmacy Segment Net Revenues	7,454	6,842
Other Revenues	142	96

Total Net Revenues	$25,784	$25,578

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for account receivable is as follows:

	September 30, 2014	June 30, 2014
Accounts receivable (net of contractual allowances)	$18,264	$16,753
Less allowance for doubtful accounts	(7,330)	(6,903)

Patient accounts receivable - net	$10,934	$9,850

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to operating profit	3,235	—	3,235
Bad debt expense	—	—	—
Accounts written off, net of recoveries	(2,767)	(41)	(2,808)

Balance at September 30, 2014	$7,117	$213	$7,330

Three Months Ended September 30, 2013:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to operating profit	2,718	—	2,718
Bad debt expense	—	53	53
Accounts written off, net of recoveries	(2,687)	(46)	(2,733)

Balance at September 30, 2013	$7,317	$482	$7,799

Net revenues included increases of $0 and $204 for the three months ended September 30, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	September 30, 2013	June 30, 2013

Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	September 30, 2014	June 30, 2014
Healthcare Facilities Segment
Certificate of Need	$80	$80
Accumulated Amortization	(29)	(28)

	51	52

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(914)	(879)

	2,944	2,979

Total	$2,995	$3,031

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $36 for the three months ended September 30, 2014 and 2013, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2014	June 30, 2014
Callaway RDA Loan	$4,782	$4,801
Trace RDA Loan	8,515	8,624
SHPP RDA Loan	2,023	2,033
Carmichael Notes	1,852	1,852
Capital lease obligations	37	41

Total	17,209	17,351
Less current maturities	(5,367)	(5,378)

	$11,842	$11,973

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

The Callaway RDA Loan was entered into with a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears a floating interest rate equal to the prime rate (as published in The Wall Street Journal) plus 2% (5.25% at September 30, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs.

The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. At June 30, 2014 covenant measurement date, Callaway was not in compliance with the funded debt to EBITDA ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender, as of November 14, 2014, such waiver has not been received. As a result, the amount of indebtedness under the Callaway RDA Loan of $4,782 and $4,801 is presented in current liabilities in the consolidated balance sheet as of September 30, 2014 and June 30, 2014. If Callaway is unable to obtain a waiver of the non-compliance, the lender under the Callaway RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from Callaway or from the Company under its guarantee of such indebtedness. The ability of Callaway and the Company to make the required debt service under the Callaway RDA Loan depends on, among other things, the ability of Callaway and the Company to generate sufficient cash flows, including from operating activities. If Callaway or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Callaway RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although Callaway and the Company believe they will be able to obtain a waiver, the Company cannot assure you that a waiver will be obtained or the timing thereof.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) prior to September 30, 2014, $1,000; (b) for the quarter ending December 31, 2014, $875; (c) for the quarter ended March 31, 2015, $750; (d) for the quarter ending June 30, 2015, $625; and (e) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At September 30, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at September 30, 2014 and June 30, 2014).

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note agreement with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in one interest only payment of $75 due on October 22, 2014 and five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Note 8. – Income Taxes

Income tax expense of $30 ($4 federal tax expense and $34 state tax benefit) and income tax benefit of $2 ($46 federal tax expense and $48 state tax benefit) was recorded for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) which requires that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

At September 30, 2014, the Company had $8,553 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At September 30, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $7,427. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Note 9. – Commitments and Contingencies

Litigation – In 2007, Southern Health Corporation of Ellijay, Inc. (“SHC-Ellijay”) filed a Complaint against James P. Garrett and Roberta Mundy, both individually and as Fiduciary of the Estate of Randy Mundy (collectively, “Defendants”), seeking specific performance of an Option Agreement (the “Option Agreement”) dated April 17, 2007, between SHC-Ellijay, Mr. Garrett, and Ms. Mundy as Executrix of the Estate of Randy Mundy for the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia, and recovery of SHC-Ellijay’s damages suffered as a result of Defendants’ failure to close the transaction in accordance with the Option Agreement. SHC-Ellijay also stated alternative claims for breach of the Option Agreement and fraud, along with claims to recover attorney’s fees and punitive damages and the defendants filed counterclaims against SHC-Ellijay.

After summary judgment against, and appeal by, the Defendants, a settlement was reached on November 3, 2014. In satisfaction of the Company’s claims against Defendants, the owner of the real property issued a five year limited-recourse interest-bearing promissory note in the principal amount of $600 to Castlemark Properties, LLC, one of the Company’s subsidiaries. The note is secured by a mortgage on the real property that was the subject of the option agreement. Castlemark Properties, LLC, will have a right to immediate payment of the note if the property is sold prior to maturity. If the owner does not sell the property prior to maturity and does not pay the note in full at maturity or deed the property to Castlemark Properties, LLC, then Castlemark Properties, LLC, will have a right to foreclose the mortgage and take title to the property. The litigation was dismissed by joint stipulation on or about November 12, 2014.

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

Office of Inspector General Investigation – In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$5,367	$1,208	$950
2 years	776	471	723
3 years	812	330	669
4 years	1,847	133	567
5 years	629	24	480
6+ years	7,778	8	2,654

	$17,209	$2,174	$6,043

At September 30, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of September 30, 2014. SunLink expensed $16 and $34 on physician guarantees and recruiting for the three months ended September 30, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of September 30, 2014.

Note 10. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $98 and $160 for legal services to these law firms in the three months ended September 30, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2014 and June 30, 2014 is $98 and $166, respectively, of amounts payable to these law firms.

Note 11. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of September 30, 2014 and 2013 and for the three months then ended is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended September 30, 2014
Net revenues from external customers	$18,188	$7,454	$142	$25,784
Operating profit (loss)	398	139	(612)	(75)
Depreciation and amortization	460	168	107	735
Assets	39,098	11,611	9,913	63,622
Expenditures for property, plant and equipment	95	303	31	429

As of and for the three months ended September 30, 2013
Net revenues from external customers	$18,640	$6,842	$96	$25,578
Operating loss	301	(94)	(1,071)	(864)
Depreciation and amortization	532	166	209	907
Assets	36,839	11,268	17,950	66,057
Expenditures for property, plant and equipment	144	179	50	373

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia, Mississippi, Missouri) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions, and Going Private

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare acquisitions and dispositions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing, long-term care and assisted living homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

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

Although the Company’s situation could change, based on our current financial position as well as uncertainties in the healthcare industry, we are limited in our ability to seek acquisitions for either our Healthcare Facilities Segment or our Specialty Pharmacy Segment. However, during the last fiscal year, we have evaluated certain rural and exurban hospitals, pharmacy operations and healthcare facilities and businesses which were for sale and monitored other selected acquisition targets which we believed might become available for sale. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

Going Private Strategy

The Company’s Board of Director and management each continues to believe that deregistering the Company’s common shares would result in significant cost savings.

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

The primary purpose of the Odd Lot Tender Offer was to reduce the number of holders of record of the Company’s common shares in order to permit the Company to deregister the common shares with the SEC. Since the Odd Lot Tender Offer did not result in the Company’s qualifying to deregister with the SEC, however, the Board will likely consider other alternatives to achieve that result, including a further tender offer, a reverse stock split or cash out merger (in which a new corporation is formed to merge with the Company and holders of Company shares are cashed out), so long as the Board continues to believe that deregistration remains in the Company’s best interests. For an extended discussion of the purposes and reasons for going private, see Section 2 of the Company’s Offer to Purchase filed as Exhibit 99.A.1.A to the Company’s Schedule 13E-3 filed with the SEC on February 5, 2013.

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

Our critical accounting estimates are more fully described in our 2014 Annual Report on Form 10-K and continue to include the following areas:

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

	Three Months Ended
	September 30,
	2014	2013	% Change

Net Revenues - Healthcare Facilities	$18,188	$18,640	-2.4%
Net Revenues - Specialty Pharmacy	7,454	6,842	8.9%
Other Revenues	142	96	47.9%

Total Net Revenues	25,784	25,578	0.8%
Costs and expenses	25,859	26,442	-2.2%

Operating loss	(75)	(864)	91.3%
Interest expense - net	(298)	(312)	-4.5%

Loss from continuing operations before income taxes	$(373)	$(1,176)	68.3%

Healthcare Facilities Segment:
Admissions	747	747	0%
Patient days	4,466	4,291	4%
Equivalent admissions	2,383	2,567	-7%
Surgeries	577	500	15%
Revenue per equivalent admission	$7,633	$7,190	6%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013
Source:
Medicare	42.7%	43.1%
Medicaid	19.5%	18.7%
Self-pay	13.5%	13.4%
Managed Care Insurance & Other	24.3%	24.8%

	100.0%	100.0%

Healthcare facilities patient days increased 4.1% in the three months ended September 30, 2014 compared to the prior year. Medicare as a percentage of net patient revenue decreased slightly in the three months ended September 30, 2014. Medicare patient days in the geriatric psychiatric units (“GPUs”) did increase 13.0% in current year due to increased admissions at certain facilities. Medicare patient days for the three GPUs increased from 54.2% of total Medicare patient days for the quarter ended September 30, 2013 to 58.2% of total Medicare patient days for the quarter ended September 30, 2014. Medicaid net patient revenues increased $199 for the quarter ended September 30, 2014 compared to the comparable prior year quarter. Managed Care Insurance and Other net revenues as a percentage of total net revenues decreased in the three months ended September 30, 2014 compared to the comparable prior year periods due to decreased revenue as a result of lower insurance reimbursement rated. Self-pay net revenues decreased $113 for the three months ended September 30, 2014 compared to the three months ended September 30, 2014.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended September 30, 2014 were $7,454, an increase of $612, or 8.9%, from $6,842 for the three months ended September 30, 2013. The increase was a result of new business generated during the current period, primarily institutional pharmacy services.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $17,790 and $18,339 for the three months ended September 30, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2014	2013
Salaries, wages and benefits	57.9%	57.8%
Supplies	12.1%	11.5%
Purchased services	10.0%	10.4%
Other operating expenses	14.2%	16.0%
Rent and lease expense	2.3%	2.4%
Depreciation and amortization expense	2.5%	2.9%

Supplies as a percentage of net revenues increased for the three months ended September 30, 2014 as compared to the comparable prior year period. The increase resulted from increased costs associated with the 15% increase in surgeries at the hospital facilities this year compared to the prior year quarter.

Other operating expenses decreased as a percentage of net revenues for the three months ended September 30, 2014 compared to the comparable prior year period due to decreased insurance expense resulting from lower professional and general liability claims incurred in the three months ended September 30, 2014.

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 were $460 and $532, respectively. The decrease in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to assets being fully depreciated in the current year periods as compared to the prior year periods.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $7,315 and $6,936 for the three months ended September 30, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2014	2013
Cost of goods sold	61.9%	62.5%
Salaries, wages and benefits	24.1%	25.4%
Provision for bad debts	0.0%	0.8%
Supplies	0.5%	0.7%
Purchased services	4.4%	4.2%
Other operating expenses	4.2%	4.3%
Rent and lease expense	0.9%	1.1%
Depreciation and amortization expense	2.3%	2.4%

Cost of goods sold as a percent of net revenues decreased in the three month period ended September 30, 2014 as compared to the comparable period of the prior year due to the current period sales product mix and increased sales volume in the current period as compared to the comparable prior year period. Decreases in expense as a percent of net revenues resulted for most expense categories due to the increased sales volume.

Purchase services expense as a percent of net revenues increased in the three month period ended September 30, 2014 as compared to the comparable period of the prior year due to costs related to the implementation net growth in the institutional pharmacy business.

Provision for bad debts as a percent of net revenues decreased in the three month period ended September 30, 2014 as compared to the comparable period of the prior year due primarily to the collection of receivables fully reserved in past periods.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $754 and $1,167 for the three months ended September 30, 2014 and 2013, respectively.

Operating Loss

SunLink had an operating loss of $75 and $864 for the three months ended September 30, 2014 and 2013, respectively. The decreased operating loss for the three months ended September 30, 2014 compared to the prior year period resulted from the increased Specialty Pharmacy net revenues and the decrease in insurance expense.

Interest Expense

Interest expense was $299 and $312 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for the three months ended September 30, 2014 decreased from the same period last year due to a decreased in outstanding debt in the current year.

Income Taxes

Income tax expense of $30 ($4 federal tax expense and $34 state tax benefit) and income tax benefit of $2 ($46 federal tax expense and $48 state tax benefit) was recorded for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the effective tax rate differed materially from the statutory rate primarily due to the requirements under ASC 740-20, “Intraperiod Tax Allocation” (“ASC 740-20”) which requires that the Company calculate its expected taxes for the fiscal year and apply the result to the current interim quarter without regard to the actual results of the current interim quarter.

At September 30, 2014, the Company had $8,553 of estimated net operating loss carry-forward for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At September 30, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $7,427. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Loss After Taxes

Loss from continuing operations was $403 ($0.04 loss per fully diluted share) for the three months ended September 30, 2014 compared to loss from continuing operations of $1,174 ($0.12 loss per fully diluted share) for the three months ended September 30, 2013. The decreased loss for the three months ended September 30, 2014 resulted from decreased operating loss and interest expense partially offset by decreased income tax benefit as compared to the comparable prior year period.

The loss from discontinued operations for the three months ended September 30, 2014 was $10 compared to net earnings from discontinued operations for the three months ended September 30, 2013 of $16.

Net loss for the quarter ended September 30, 2014 was $413 ($0.04 loss per fully diluted share) compared to a net loss of $1,158 ($0.12 loss per fully diluted share) for the quarter ended September 30, 2013.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2014 and 2013, respectively, is shown below.

	Three Months Ended
	September 30,
	2014	2013
Healthcare Facilities Adjusted EBITDA	$858	$833
Specialty Pharmacy Adjusted EBITDA	307	72
Corporate Adjusted EBITDA	(505)	(862)
Taxes and interest expense	(328)	(310)
Other non-cash expenses and net change in operating assets and liabilities	(1,273)	2,653

Net cash provided by (used in) operations	$(941)	$2,386

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and, and one facility-based revolving loan facility of $875, which has limited availability due to facility cash on hand restrictions. Currently the Company’s ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms is uncertain. We are nevertheless actively seeking options to obtain financing for the Company’s liquidity needs.

Although three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $875, the Company and its subsidiaries currently must fund working capital needs primarily from cash from operations or from the sale of additional assets. See “Subsidiary Loans” below.

The Company believes its four current hospital facilities and its specialty pharmacy business are currently underperforming. The Company has incurred losses from continuing operations in eleven of the last thirteen fiscal quarters through the quarter ending September 30, 2014. The Company had a net loss of $413 for the three months ended September 30, 2014. Continuing losses from operations may have a material adverse effect on our liquidity.

In light of the current underperformance of the Company’s four current hospital facilities and its specialty pharmacy business, the Company has engaged advisors to evaluate and conduct the possible sale of one or more of two such hospital facilities. There can be no assurance that the sale of any such facility will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs because its remaining hospitals and its specialty pharmacy segment are not currently providing sufficient cash flow to fund working capital.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

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

The Callaway RDA Loan was entered into with a term of 25 years with monthly payments of principal and interest. The Callaway RDA Loan bears a floating interest rate equal to the prime rate (as published in The Wall Street Journal)

plus 2% (5.25% at September 30, 2014). The Callaway RDA Loan is collateralized by Callaway’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the Callaway RDA Loan proceeds, $3,250 was applied as payment against the Company’s then outstanding Credit Facility. Approximately $1,000 of the Callaway RDA Loan proceeds were used to finance improvements, including to provide an inpatient geriatric psychiatry unit and an emergency department upgrade, with the remainder of the Callaway RDA Loan proceeds used for working capital and closing costs. Drawn but unused loan proceeds of $92 are included on the balance sheet at June 30, 2013 as cash in escrow.

The Callaway RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the Callaway RDA Loan Agreement and measured at the end of each fiscal year. At June 30, 2014 covenant measurement date, Callaway was not in compliance with the funded debt to EBITDA ratio. The Company is currently discussing a modification or waiver of this non-compliance with the lender but as of November 14, 2014 such waiver has not been received. As a result, the amount of indebtedness under the Callaway RDA Loan of $4,782 and $4,801 is presented in current liabilities in the consolidated balance sheet as of September 30, 2014 and June 30, 2014. If Callaway is unable to obtain a waiver of the non-compliance, the lender under the Callaway RDA Loan would, among other things, be entitled to call a default and demand repayment of the indebtedness outstanding from Callaway or from the Company under its guarantee of such indebtedness. The ability of Callaway and the Company to make the required debt service under the Callaway RDA Loan depends on, among other things, the ability of Callaway and the Company to generate sufficient cash flows, including from operating activities. If Callaway or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Callaway RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although Callaway and the Company believe they will be able to obtain a waiver, the Company cannot assure you that a waiver will be obtained or the timing thereof.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) prior to September 31, 2014, $1,000; (b) for the quarter ending December 31, 2014, $875; (c) for the quarter ended March 30, 2015, $750; (d) for the quarter ending June 30, 2015, $625; and (e) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At September 30, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at September 30, 2014 and June 30, 2014). The ability of SHCH and the Company, respectively, to make the required debt service under the Trace RDA Loan or the guarantee depends on, among other things, the respective ability of SHCH and the Company to generate sufficient cash flows, including from operating activities. If SHCH or the Company are unable to generate sufficient cash flow from operations to meet debt service on the Trace RDA loan or the guarantee, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. Although SHCH and the Company believe they will be able to negotiate a waiver and covenant modification, the Company cannot assure you that a waiver and/or covenant modification will be obtained or the timing thereof or what modifications may otherwise by required to the Trace RDA Loan and Trace Working Capital Loan by the lender.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note agreement with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in one interest only payment of $75 due on October 22, 2014 and five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$5,367	$1,208	$950
2 years	776	471	723
3 years	812	330	669
4 years	1,847	133	567
5 years	629	24	480
6+ years	7,778	8	2,654

	$17,209	$2,174	$6,043

At September 30, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of September 30, 2014. SunLink expensed $34 and $31 on physician guarantees and recruiting for the three months ended September 30, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of September 30, 2014.

At September 30, 2014, we had outstanding long-term debt of $17,209 of which $4,782 was incurred under the Callaway RDA Loan, $8,515 was incurred under the Trace RDA Loan, $2,023 was incurred under the SHPP RDA Loan, $1,852 was incurred under the Carmichael Notes, and $37 was related to capital leases.

Discontinued Operations

Dexter Hospital – On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”). Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. The Dexter’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2014 and 2013.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary (“HM of GA”) completed the sale of substantially of all the assets of Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) for approximately $8,350. HM of GA retained accounts receivable and certain other assets. HM of GA’s operations have been reclassified as discontinued operations in our condensed consolidated financial statements for the three nine month periods ended September 30, 2014 and 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has paid an aggregate of $98 and $160 for legal services to these law firms in the three months ended September 30, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2014 and June 30, 2014 is $98 and $166, respectively, of amounts payable to these law firms.

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

After summary judgment against, and appeal by, the Defendants, a settlement was reached on November 3, 2014. In satisfaction of the Company’s claims against Defendants, the current owner of the real property issued a five year limited-recourse interest-bearing promissory note in the principal amount of $600,000 to Castlemark Properties, LLC, one of the Company’s subsidiaries. The note is secured by a mortgage on the real property that was the subject of the option agreement. Castlemark Properties, LLC, will have a right to immediate payment of the note if the owner sells the property prior to maturity. If the owner does not sell the property prior to maturity and does not pay the note in full at maturity or deed the property to Castlemark Properties, LLC, then Castlemark Properties, LLC, will have a right to foreclose the mortgage and take title to the property. The litigation was dismissed by joint stipulation on or about November 12, 2014.

Office of Inspector General Investigation – In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD is continuing to cooperate with the government with respect to an ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records. We cannot at this time estimate what, if any, impact these matters and any results from these matters could have on our business, financial position, operating results or cash flows.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A – Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2014