Form 10-Q
period 2014-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2015-02-18
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of Common Shares, without par value, outstanding as of February 17, 2015 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2014 (unaudited)	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,971	$3,587
Receivables—net	11,115	9,850
Inventory	4,047	3,757
Deferred income tax asset	2,319	2,978
Due from third party payors	2,672	2,786
Current assets held for sale	0	270
Prepaid expense and other assets	3,536	2,547

Total current assets	27,660	25,775
Property, plant and equipment, at cost	54,307	53,466
Less accumulated depreciation	31,484	30,389

Property, plant and equipment—net	22,823	23,077
Noncurrent Assets:
Intangible assets—net	2,908	2,979
Goodwill	461	461
Deferred income tax asset	4,436	4,432
Noncurrent assets held for sale	0	6,111
Other noncurrent assets	1,550	1,012

Total noncurrent assets	9,355	14,995

TOTAL ASSETS	$59,838	$63,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,433	$4,530
Current maturities of long-term debt	866	561
Accrued payroll and related taxes	4,097	4,186
Income tax payable	139	73
Current liabilities held for sale	0	4,842
Other accrued expenses	2,072	2,314

Total current liabilities	12,607	16,506
Long-Term Liabilities
Long-term debt	11,579	11,948
Noncurrent liability for professional liability risks	964	1,268
Other noncurrent liabilities	786	807

Total long-term liabilities	13,329	14,023
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at December 31, 2014 and at June 30, 2014	4,722	4,722
Additional paid-in capital	13,464	13,444
Retained earnings	16,050	15,486
Accumulated other comprehensive loss	(334)	(334)

Total Shareholders’ Equity	33,902	33,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,838	$63,847

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Operating revenues (net of contractual allowances)	$25,108	$26,111	$49,717	$50,197
Less provision for bad debts of Healthcare Facilities Segment	1,982	2,231	4,215	4,288

Net revenues	23,126	23,880	45,502	45,909
Costs and Expenses
Cost of goods sold	5,456	6,485	10,072	10,760
Salaries, wages and benefits	10,589	10,722	21,406	21,514
Provision for bad debts of Specialty Pharmacy Segment	123	42	123	95
Supplies	2,034	2,054	4,140	3,982
Purchased services	1,025	1,350	2,202	2,595
Other operating expenses	1,968	3,030	4,340	5,973
Rent and lease expense	329	358	677	713
Insurance settlement	(1,000)	0	(1,000)	0
EHR incentive payments	0	(1,215)	0	(1,215)
Depreciation and amortization	580	763	1,215	1,537

Operating Profit (Loss)	2,022	291	2,327	(45)
Other Expense:
Interest expense—net	(234)	(238)	(464)	(480)

Earnings (Loss) from Continuing Operations before income taxes	1,788	53	1,863	(525)
Income Tax Expense (Benefit)	799	(297)	985	(95)

Earnings (Loss) from Continuing Operations	989	350	878	(430)
Loss from Discontinued Operations, net of tax	(12)	(123)	(314)	(501)

Net Earnings (Loss)	977	227	564	(931)
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$977	$227	$564	$(931)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.10	$0.04	$0.09	$(0.05)

Diluted	$0.10	$0.04	$0.09	$(0.05)

Discontinued Operations:
Basic	$(0.00)	$(0.01)	$(0.03)	$(0.05)

Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.05)

Net Earnings (Loss):
Basic	$0.10	$0.02	$0.06	$(0.10)

Diluted	$0.10	$0.02	$0.06	$(0.10)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443	9,443	9,443

Diluted	9,497	9,446	9,478	9,443

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$(52)	$3,545
Cash Flows from Investing Activities:
Proceeds from sale of Fulton	6,090	—
Net change in cash in escrow	—	(160)
Expenditures for property, plant and equipment—continuing operations	(737)	(768)
Expenditures for property, plant and equipment—discontinued operations	(11)	(83)

Net Cash Provided by (Used in) Investing Activities	5,342	(1,011)
Cash Flows from Financing Activities:
Payments on long-term debt—continuing operation	(239)	(409)
Payments on long-term debt—discontinued operations	(4,842)	(61)
Proceeds from long-term debt	175	—

Net Cash Used in Financing Activities	(4,906)	(470)

Net increase in Cash and Cash Equivalents	384	2,064
Cash and Cash Equivalents Beginning of Period	3,587	2,497

Cash and Cash Equivalents End of Period	$3,971	$4,561

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$562	$575

Income taxes	$29	$(1,629)

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2014 and for the three and six month periods ended December 31, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2014 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 26, 2014. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment is composed of three operational areas:

•	Three community hospital subsidiaries in two states with a total of 183 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to, or in close proximity with a corresponding SunLink community hospital; and

•	A healthcare facility which is currently vacant except for two medical offices which are rented.

•	The Specialty Pharmacy Segment is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net Revenues:
Fulton Hospital	$3,321	$3,184	$6,730	$6,733
Dexter Hospital	90	418	131	513
Memorial of Adel	69	2	53	(4)

	$3,480	$3,604	$6,914	$7,242

Earnings (loss) before income taxes:
Fulton Hospital	$(449)	$(549)	$(897)	$(1,147)
Dexter Hospital	532	410	570	482
Memorial of Adel	56	(1)	32	(12)
Life sciences and engineering	(30)	(40)	(64)	(79)

Earnings (Loss) before income taxes	109	(180)	(359)	(756)

Loss on Sale
Fulton Hospital	(191)	—	(191)	—

Loss on Sale	(191)	—	(191)	—

Income tax expense (benefit)	(70)	(57)	(236)	(255)

Loss from discontinued operations	$(12)	$(123)	$(314)	$(501)

Fulton Hospital – On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri sold substantially all the assets of its Callaway Community Hospital (“Fulton”) and related clinics in Fulton, Missouri for approximately $6,090. Fulton’s results have been reclassified as discontinued operations in our condensed consolidated financial statements as of December 31, 2014 and June 30, 2014 and for the three and six month periods ended December 31, 2014 and 2013. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. At closing, Fulton repaid the outstanding balance of its RDA Loan of $4,745. A loss of $191 resulted from the sale of the Fulton assets, which includes $237 early repayment penalty resulting from the repayment of the RDA loan.

Fulton RDA Loan—SunLink, Fulton and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Fulton RDA Loan”) with a bank. The Fulton RDA Loan was repaid in full on December 31, 2014 concurrent with the sale of Fulton.

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2014 and 2013.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2014 and 2013.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2014 and 2013. The components of pension expense for the three and six months ended December 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013		2013
Interest Cost	$16	$15	$33	$30
Expected return on assets	(7)	(7)	(15)	(14)
Amortization of prior service cost	23	32	48	63

Net pension expense	$32	$40	$66	$79

SunLink contributed $56 to the plan in the three and six months ended December 31, 2014.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended December 31, 2014 and 2013, the Company recognized $48 and $15, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2014 and 2013, the Company recognized $21 and $31, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 90,000 and 0 share options granted under the 2005 Equity Incentive Plan during the six months ended December 31, 2014 and 2013, respectively. There were 0 and 21,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2014 and 2013, respectively.

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

Revenues before provision for doubtful accounts by payor were as follows for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Healthcare Facilities Segment:
Medicare	$6,685	$6,516	$13,963	$13,623
Medicaid	3,602	3,524	6,971	6,844
Self-pay	2,002	2,453	3,990	4,705
Managed Care & Other Insurance	4,189	4,156	8,514	8,572
Other	43	45	96	98

Revenues before provision for doubtful accounts	16,521	16,694	33,534	33,842
Provision for doubtful accounts	(1,982)	(2,231)	(4,215)	(4,288)

Healthcare Facilities Segment Net Revenues	14,539	14,463	29,319	29,554
Specialty Pharmacy Segment Net Revenues	8,430	9,326	15,884	16,168
Other Revenues	157	91	299	187

Total Net Revenues	$23,126	$23,880	$45,502	$45,909

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	December 31,	June 30,
	2014	2014
Accounts receivable (net of contractual allowances)	$18,394	$16,753
Less allowance for doubtful accounts	(7,279)	(6,903)

Patient accounts receivable—net	$11,115	$9,850

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and six months ended December 31, 2014:

	Healthcare	Specialty
Three Months Ended December 31, 2014:	Facilities	Pharmacy	Total
Balance at October 1, 2014	$7,117	$213	$7,330
Additions recognized as a reduction to revenues	3,016	80	3,096
Accounts written off, net of recoveries	(3,078)	(69)	(3,147)

Balance at December 31, 2014	$7,055	$224	$7,279

	Healthcare	Specialty
Six Months Ended December 31, 2014:	Facilities	Pharmacy	Total
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to revenues	6,251	80	6,331
Accounts written off, net of recoveries	(5,845)	(110)	(5,955)

Balance at December 31, 2014	$7,055	$224	$7,279

	Healthcare	Specialty
Three Months Ended December 31, 2013:	Facilities	Pharmacy	Total
Balance at October 1, 2013	$7,317	$482	$7,799
Additions recognized as a reduction to revenues	2,899	42	2,941
Accounts written off, net of recoveries	(3,456)	(45)	(3,501)

Balance at December 31, 2013	$6,760	$479	$7,239

	Healthcare	Specialty
Six Months Ended December 31, 2013:	Facilities	Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to revenues	5,617	95	5,712
Accounts written off, net of recoveries	(6,143)	(91)	(6,234)

Balance at December 31, 2013	$6,760	$479	$7,239

Net revenues included increase (decrease) of ($297) and $302 for the three months ended December 31, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included net increase (decrease) of ($297) and $506 for the six months ended December 31, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

For the three and six months ended December 31, 2014, the Company reported no EHR incentive payments. For the three and six months ended December 31, 2013, the Company reported a net $1,215 gain for Medicare and Medicaid EHR incentive payments which were for successful Medicaid attestation by the three hospitals and also adjustments calculated at the time of filing Medicare cost reports for the preceding fiscal year.

Note 7. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition.

Goodwill consists of the following:

	December 31,	June 30,
	2014	2014
Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	December 31,	June 30,
	2014	2014
Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(950)	(879)

Total	$2,908	$2,979

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $36 and $35 for both the three months ended December 31, 2014 and 2013, respectively, and $71 and $70 for the six months ended December 31, 2014 and 2013, respectively.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	December 31,	June 30,
	2014	2014
Trace RDA Loan	$8,405	$8,624
SHPP RDA Loan	2,013	2,033
Carmichael Notes	1,852	1,852
Other	175	—

Total	12,445	12,509
Less current maturities	(866)	(561)

	$11,579	$11,948

Trace RDA Loan and Trace Working Capital Loan - On July 11, 2012, SunLink, MedCare South, LLC (formerly known as SunLink Healthcare, LLC) (“MedCare”), a wholly owned subsidiary of the Company, and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) for the quarter ending December 31, 2014, $875; (b) for the quarter ended March 31, 2015, $750; (c) for the quarter ending June 30, 2015, $625; and (d) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At December 31, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at December 31, 2014 and June 30, 2014).

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in one interest only payment of $75 due on October 22, 2014 and five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Note 9. – Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the three and six months ended December 31, 2014 for this settlement.

Note 10. – Income Taxes

Income tax expense of $799 ($643 federal tax expense and $156 state tax expense) and income tax benefit of $297 ($328 federal tax expense and $31 state tax expense) was recorded for the three months ended December 31, 2014 and 2013, respectively. Income tax expense of $985 ($863 federal tax expense and $122 state tax expense) and income tax benefit of $95 ($78 federal tax benefit and $17 state tax benefit) was recorded for the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had $5,190 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $6,755. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Note 11. – Commitments and Contingencies

Litigation—A settlement was reached on November 3, 2014 relating to litigation as a result of sellers failure to close on the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia purchased by a subsidiary of the Company. In satisfaction of the Company’s claims against the sellers, a five year promissory note in the principal amount of $600 was issued to Castlemark Properties, LLC, (“Castlemark”) one of the Company’s subsidiaries. The note is secured by a mortgage on the real property. Castlemark will have a right to immediate payment of the note if the property is sold prior to maturity. If the owner does not sell the property prior to maturity and does not pay the note in full at maturity or deed the property to Castlemark, then Castlemark will have a right to foreclose the mortgage and take title to the property. The litigation was dismissed by joint stipulation on or about November 12, 2014. As a result of this settlement the Company recorded pre-tax income of $500, the estimated fair value of the real property, which is the most probable value of the judgment in the quarter ended December 31, 2014. The promissory note is included in long-term assets in the December 31, 2014 balance sheet.

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

Sale of Hospital Facilities—The Company has sold three hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and substantial liabilities. – See Note 3 Discontinued Operations.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$866	$858	$712
2 years	775	333	708
3 years	1,951	200	650
4 years	601	74	508
5+ years	8,252	22	3,104

	$12,445	$1,487	$5,682

At December 31, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of December 31, 2014. SunLink expensed $16 and $33 on physician guarantees and recruiting for the three months ended December 31, 2014 and 2013, respectively. SunLink expensed $31 and $67 on physician guarantees and recruiting for the six months ended December 31, 2014 and 2013, respectively.

Note 12. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $91 and $159 for legal services to these law firms in the three months ended December 31, 2014 and 2013, respectively. The Company has expensed an aggregate of $190 and $319 for legal services to these law firms in the six months ended December 31, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2014 and June 30, 2014 is $113 and $115, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of December 31, 2014 and 2013 and for the three and six months then ended is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
Three months ended December 31, 2014
Net revenues from external customers	$14,539	$8,430	$158	$23,126
Operating profit (loss)	2,596	80	(654)	2,022
Depreciation and amortization	360	177	43	580
Assets	33,843	12,165	13,830	59,838
Expenditures for property, plant and equipment	48	271	0	319
Six months ended December 31, 2014
Net revenues from external customers	$29,319	$15,884	$299	$45,502
Operating profit (loss)	3,374	219	(1,266)	2,327
Depreciation and amortization	720	345	150	1,215
Assets	33,843	12,165	13,830	59,838
Expenditures for property, plant and equipment	132	574	31	737
Three months ended December 31, 2013
Net revenues from external customers	$14,463	$9,326	$91	$23,880
Operating profit (loss)	1,287	229	(1,225)	291
Depreciation and amortization	370	171	222	763
Assets	38,225	11,517	18,782	68,524
Expenditures for property, plant and equipment	161	104	141	406
Six months ended December 31, 2013
Net revenues from external customers	$29,554	$16,168	$187	$45,909
Operating profit (loss)	2,116	135	(2,296)	(45)
Depreciation and amortization	769	337	431	1,537
Assets	38,225	11,517	18,782	68,524
Expenditures for property, plant and equipment	294	283	191	768

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

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare facility acquisitions, development and dispositions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing, long-term care and assisted living homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

Our efforts over the last two years have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. In July 2012, we sold our Adel, Georgia hospital and its related nursing home; in December 2012, we sold our Dexter, Missouri hospital and its related home health agency; and in December 2014, we our sold our Fulton, Missouri hospital. We currently have engaged advisors to advise us on and to assist us with the possible sale of one other hospital facility. As a result of the sale of these three hospitals and the improved operations of the remaining three hospitals and the Specialty Pharmacy Segment, the Company has reduced its debt from $29,021 at June 30, 2012 to $12,445 at December 31, 2014, and has increased its working capital by approximately $16,000 over the same two and a half year period.

Even though the Company’s financial position has improved, we believe our ability to compete for acquisitions is still limited. However, during the last fiscal year, we have evaluated certain rural and exurban hospitals, pharmacy operations and healthcare facilities and businesses which were for sale, monitored other selected acquisition targets which we believed might become available for sale, and considered the feasibility of developing healthcare facilities on property we own as well as on property that may be for sale. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

At its Board of Directors meeting on February 9, 2015, the Board discussed extensively the Company’s future and strategic alternatives. No action was taken on future and strategic alternatives other than the Board determined that the Company should not pursue its previously announced going private strategy at this time.

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

Our critical accounting estimates are more fully described in our 2014 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims

•	Accounting for income taxes; and

•	Electronic Health Record incentives

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
Net Revenues - Healthcare Facilities	$14,539	$14,463	0.5%	$29,319	$29,554	(0.8)%
Net Revenues - Specialty Pharmacy	8,430	9,326	(9.6)%	15,884	16,168	(1.8)%
Other Revenues	157	91	72.5%	299	187	59.9%

Total Net Revenues	23,126	23,880	3.2%	45,502	45,909	(0.9)%
Costs and expenses	(21,104)	(23,589)	10.5%	(43,175)	(45,954)	(6.0)%

Operating profit (loss)	2,022	291	594.8%	2,327	(45)	NA
Interest expense - net	(234)	(238)	(1.7)%	(464)	(480)	(3.3)%

Earning (Loss) from continuing operations before income taxes	$1,788	$53	3273.6%	$1,863	$(525)	NA

Healthcare Facilities Segment:
Admissions	660	646	2%	1,292	1,233	5%
Equivalent admissions	1,787	1,958	(9)%	3,736	4,013	(7)%
Surgeries	410	418	(2)%	828	859	(4)%
Revenue per equivalent admission	$8,135	$7,387	10%	$7,848	$7,318	7%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Source:
Medicare	40.5%	39.0%	41.8%	41.3%
Medicaid	21.8%	21.1%	20.8%	19.9%
Managed Care Insurance & Other	25.4%	24.9%	25.5%	24.7%
Self-pay	12.3%	15.0%	11.9%	14.1%

	100.0%	100.0%	100.0%	100.0%

Healthcare Facilities net revenues included increase (decrease) of ($297) and $302 for the three months ended December 31, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included net increase (decrease) of ($297) and $506 for the six months ended December 31, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Medicare and Medicaid net revenues as a percentage of net revenues were up slightly for the three and six months ended December 31, 2014 compared to the prior year periods. Self-pay net revenues decreased primarily due to the closing of the emergency room in one of our hospitals in September 2014.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended December 31, 2014 were $8,430 a decrease of $896, or 9.6%, from $9,326 for the three months ended December 31, 2013. Specialty Pharmacy net revenues for the six months ended December 31, 2014 were $15,884, a decrease of $284, or 1.8%, from $16,168 for the six months ended December 31, 2013. The decrease was a result of decreased Louisiana Medicaid revenues including sales of one product which is primarily sold to patients with Louisiana Medicaid coverage. Medicaid has restricted both the number of eligible customers and the number of approved purchases of this drug. Durable medical equipment and related products sales increased during the quarter ended December 31, 2014 compared to the prior year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $11,953 and $13,176 for the three months ended December 31, 2014 and 2013, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $25,945 and $27,438 for the six months ended December 31, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Salaries, wages and benefits	56.5%	59.9%	57.1%	58.4%
Supplies	12.8%	13.8%	12.9%	13.1%
Purchased services	8.2%	9.6%	8.4%	9.2%
EHR incentive payments	0%	-8.4%	0%	-4.1%
Other operating expenses	12.9%	15.1%	12.5%	14.9%
Rent and lease expense	2.3%	2.4%	2.3%	2.4%
Depreciation and amortization expense	2.2%	2.3%	2.2%	2.6%

Salaries, wages and benefits decreased as a percentage of net revenue in the three and six months ended December 31, 2014 due to decreased employee medical claims incurred as compared to the three and six months ended December 31, 2013.

For the three and six months ended December 31, 2014, the Company reported no EHR incentive payments. For the three and six months ended December 31, 2013, the Company reported a net $1,215 gain for Medicare and Medicaid EHR incentive payments which were for successful Medicaid attestation by the three hospitals and also adjustments calculated at the time of filing Medicare cost reports for the preceding fiscal year.

Other operating expenses decreased as a percentage of net revenues for the three and six months ended December 31, 2014 compared to the comparable prior year periods due to decreased insurance expense as a result of lower professional and general liability claims incurred in the three and six months ended December 31, 2014.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $8,350 and $9,097 for the three months ended December 31, 2014 and 2013, respectively. Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $15,665 and $16,033 for the six months ended December 31, 2014 and 2013, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of goods sold	64.7%	69.5%	63.4%	66.6%
Salaries, wages and benefits	22.8%	17.9%	23.4%	21.1%
Provision for bad debts	0.9%	0.5%	0.5%	0.6%
Supplies	0.4%	0.6%	0.4%	0.6%
Purchased services	3.7%	3.7%	4.1%	3.9%
Other operating expenses	3.7%	2.9%	3.8%	3.4%
Rent and lease expense	0.8%	0.8%	0.9%	0.9%
Depreciation and amortization expense	2.1%	1.9%	2.2%	2.1%

Cost of goods sold as a percent of net revenues decreased in the three and six month periods ended December 31, 2014 as compared to the comparable periods of the prior year due to the current period sales product mix. Sales of one high sales volume product with a higher than average cost of goods sold decreased approximately 40%, based on units sold for the three and six months compared to the comparable periods last year.

Salaries, wages and benefits as a percent of net revenues increased in the six month period ended December 31, 2014 as compared to the comparable period of the prior year due to the increased staffing requirements related to the net growth in the institutional pharmacy business as seven new institutional supply contracts have been added this fiscal year.

Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the three and six months ended December 31, 2014 for this settlement.

Operating Profit and Loss

SunLink had an operating profit of $2,022 and $291 for the three months ended December 31, 2014 and 2013, respectively. SunLink had an operating profit of $2,327 for the six months ended December 31, 2014 and an operating loss of $45 for the six months ended December 31, 2013. The increased operating profit for the three and six months ended December 31, 2014 compared to the prior year period resulted from the decrease in professional and general liability claims, reduced provision for bad debts and the $1,000 insurance settlement, somewhat offset by negative cost reports settlements in the current year compared to positive cost report settlements last year.

Interest Expense

Interest expense was $234 and $238 for the three months ended December 31, 2014 and 2013, respectively and $464 and $480 for the six months ended December 31, 2014 and 2013, respectively.

Income Taxes

Income tax expense of $799 ($643 federal tax expense and $156 state tax expense) and income tax benefit of $297 ($328 federal tax expense and $31 state tax expense) was recorded for the three months ended December 31, 2014 and 2013, respectively. Income tax expense of $985 ($863 federal tax expense and $122 state tax expense) and income tax benefit of $95 ($78 federal tax benefit and $17 state tax benefit) was recorded for the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had $5,190 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At December 31, 2014, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $6,755. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Earnings from continuing operations were $989 ($0.10 per fully diluted share) for the three months ended December 31, 2014 compared to earnings from continuing operations of $350 ($0.04 per fully diluted share) for the three months ended December 31, 2013. Earnings from continuing operations were $878 ($0.08 per fully diluted share) for the six months ended December 31, 2014 compared to a loss from continuing operations of $430 ($0.05 loss per fully diluted share) for the six months ended December 31, 2013. The increased earnings for the three and six months ended December 31, 2014 resulted from the increased operating profit as compared to the comparable prior year period.

Loss from discontinued operations of $12 for the three months ended December 31, 2014 resulted from pre-tax earnings from businesses sold in prior years of $558 (primarily recognition of Medicare EHR incentive payments received for the fiscal year ended June 30, 2014), offset by the loss from operations of $449 of Fulton and the loss on sale of Fulton of $191. Tax benefit for discontinued operations for the three months ended December 31, 2014 was $70. The loss from discontinued operations for the six months ended December 31, 2014 of $314 resulted from a pre-tax earnings from businesses sold in prior years of $538, offset by the loss from operations of $897 for Fulton and the loss on sale of Fulton of $191. Tax benefit for discontinued operations for the six months ended December 31, 2013 was $236.

Loss from discontinued operations of $123 for the three months ended December 31, 2013 resulted from earnings from businesses sold in prior years, offset by the loss from operations of $549 for Fulton. Tax benefit for discontinued operations for the three months ended December 31, 2013 was $57. The loss from discontinued operations for the six months ended December 31, 2013 of $501 resulted from a pre-tax earnings from businesses sold in prior fiscal years of $391, offset by the Fulton loss from operations of $1,147. Tax benefit for discontinued operations for the six months ended December 31, 2013 was $255.

Net earnings for the three months ended December 31, 2014 were $977 ($0.10 earnings per fully diluted share) compared to net earnings of $227 ($0.02 earnings per fully diluted share) for the three months ended December 31, 2013. Net earnings for the six months ended December 31, 2014 were $564 ($0.06 loss per fully diluted share) compared to a net loss of $931 ($0.10 loss per fully diluted share) for the six months ended December 31, 2013.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and six months ended December 31, 2014 and 2013, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Healthcare Facilities Adjusted EBITDA	$2,956	$1,657	$4,094	$2,885
Specialty Pharmacy Adjusted EBITDA	257	400	564	472
Corporate overhead costs	(611)	(1,003)	(1,116)	(1,865)
Taxes and interest expense	(1,033)	59	(1,449)	(575)
Other non-cash expenses and net change in operating assets and liabilities	(576)	46	(2,145)	2,628

Net cash provided by (Used in) operations	$993	$1,159	$(52)	$3,545

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $750, which has limited availability due to facility cash on hand restrictions. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We are nevertheless actively seeking options to obtain financing for the Company’s liquidity needs.

Although two of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $750, the Company and its subsidiaries currently are funding its working capital needs primarily from cash from operations and from the sale of additional assets. See “Subsidiary Loans” below.

Although operations of the Company’s Healthcare Facilities and Specialty Pharmacy segments have improved in fiscal 2015, the Company believes its hospital facilities and its specialty pharmacy business continue to underperform. The Company has incurred losses from continuing operations in five of the last ten fiscal quarters through the quarter ending December 31, 2014.

In light of the current underperformance of the Company’s hospital facilities and its specialty pharmacy business, the Company has engaged advisors to evaluate and conduct the possible sale of one hospital facility. There can be no assurance that the sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company may need to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs if its remaining hospitals and its specialty pharmacy segment are not, at that time, providing sufficient cash flow to fund working capital.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2014). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) for the quarter ending December 31, 2014, $875; (b) for the quarter ended March 31, 2015, $750; (c) for the quarter ending June 30, 2015, $625; and (d) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At December 31, 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at December 31, 2014 and June 30, 2014).

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2014). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2014 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$866	$858	$712
2 years	775	333	708
3 years	1,951	200	650
4 years	601	74	508
5+ years	8,252	22	3,104

	$12,445	$1,487	$5,682

At December 31, 2014, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of December 31, 2014. SunLink expensed $16 and $33 on physician guarantees and recruiting for the three months ended December 31, 2014 and 2013, respectively. SunLink expensed $31 and $67 on physician guarantees and recruiting for the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, we had outstanding long-term debt of $12,444 of which $8,405 was incurred under the Trace RDA Loan, $2,013 was incurred under the SHPP RDA Loan, $1,851 was incurred under the Carmichael Notes, and $175 was related to other debt.

Discontinued Operations

Fulton Hospital – On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri sold substantially all the assets of its Callaway Community Hospital (“Fulton”) and related clinics in Fulton, Missouri for approximately $6,090. Fulton’s results have been reclassified as discontinued operations in our condensed consolidated financial statements as of December 31, 2014 and June 30, 2014 and for the three and six month periods ended December 31, 2014 and 2013. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. At closing, Fulton repaid the outstanding balance of its RDA Loan of $4,745. Loss of $191 resulted from the sale of the Fulton assets, which includes $237 early repayment penalty resulting from the repayment of the RDA loan.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2013. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2014 and 2013.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2014 and 2013.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $91 and $159 for legal services to these law firms in the three months ended December 31, 2014 and 2013, respectively. The Company has expensed an aggregate of $190 and $319 for legal services to these law firms in the six months ended December 31, 2014 and 2013, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2014 and June 30, 2014 is $113 and $115, respectively, of amounts payable to these law firms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported in a timely manner. However, subsequent to such quarter end and evaluation, our management in response to correspondence from the SEC with respect to our annual report for the year ended June 30, 2014 re-examined the effectiveness of our disclosure controls and procedures and concluded that our controls during the quarter ended December 31, 2014 were not effective as of December 31, 2014 based on management’s failure to include a complete report on internal controls over financial reporting as required under Item 308(a) of Regulation S-K in prior filings with the SEC. Accordingly, subsequent to the end of the period covered by this report, the Company implemented procedures in the preparation and filing of its periodic reports which it believes will remediate for future periods such material weakness in internal controls.

Except for the changes subsequent to the end of the quarter as described above, there were no changes during the quarter ended June 30, 2014, or in the other periods referred to above, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended December 31, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 18, 2015