Form 10-K/A
period 2014-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2015-04-01
CIK 96793

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

EXPLANATORY NOTE

UPDATE

This Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Original 10-K”) of SunLink Health Systems, Inc. (“we”, “our”, “us”, “SunLink” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2014, in response to comments issued by the SEC and to clarify certain prior disclosures. This Form 10-K/A contains changes to the Cover Page; Part II—Item 9A (Controls and Procedures) and Part IV—Item 15 (Exhibits, Financial Statement Schedules).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Part IV—Item 15 has not been amended in any respect from the Original 10-K, except for the amended text of the aforementioned Exhibits.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we originally carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and originally concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Amendment No. 1 to our Annual Report on Form 10-K/A, our chief executive officer and chief financial officer concluded that, for the reasons set forth below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of June 30, 2014. In addition, our chief executive officer and chief financial officer also have re-evaluated the conclusions regarding our disclosure controls and procedures for other prior periods and have concluded that our disclosure controls and procedures were not effective as of the annual periods ended June 30, 2012 and June 30, 2013 for the same reason.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

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

In SunLink’s annual report on Form 10-K filed on September 26, 2014, based on management’s evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management originally concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014. In SunLink’s annual reports filed on September 27, 2013 and September 20, 2012, respectively, for the fiscal years ended June 30, 2013 and June 30, 2012, respectively, based on management’s evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management also originally concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013 and June 30, 2012, respectively.

Management’s failure to include a complete report on internal controls over financial reporting as required under Item 308(a) of Regulation S-K in prior filings with the SEC is said to be a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that, to this extent, its internal control over financial reporting was not effective.

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

Remediation of Material Weakness

As noted under “Management’s Report on Internal Control Over Financial Reporting” above, we identified a material weakness in the preparation of the Form 10-K for the fiscal years ended June 30, 2014, 2013 and 2012 as management’s assessment of the effective of our internal controls over financial reporting as of June 30, 2014, 2013 and 2012 did not meet the requirement under item 308(a) of Regulation S-K. The Company believes that it has implemented procedures in the preparation and filing of Form 10-K which will remediate for future periods such material weakness in internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries were set forth in Item 8 of the original Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2014 and 2013.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2014, 2013 and 2012.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 76 of the original Annual Report on Form 10-K

Schedule II Valuation and Qualifying Accounts	At page 77 of the original Annual Report on Form 10-K

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

10.5

Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6

Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC and Union Bank of California, N.A. dated August 1, 2008 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2009). (Commission File No. 081091964)

10.8

Limited Waiver Agreement Under Amended and Restated Credit Agreement between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., Southern Health Corporation of Jasper, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink Homecare Services, LLC, KRUG Properties, Inc., Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated September 27, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010). (Commission File No. 101119914)

10.9

Limited Consent and Modification of Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc. and Chatham Credit Management III, LLC dated March 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). (Commission File No. 11842673)

10.10

Third Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated July 28, 2011 (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed August 1, 2011). (Commission File No. 111000498)

10.11*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.12

Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.13

Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.14

Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.15

Fourth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated March 19, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.16

Fifth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 3, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.17

Sixth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Clanton Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC dated May 4, 2012. (incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 8, 2012). (Commission File No. 12823311)

10.18

Seventh Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated June 29, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.19

Eighth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated July 5, 2012. (incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 13, 2012). (Commission File No. 12961359)

10.20

Asset Purchase Agreement By and Among HealthMont of Georgia, Inc., SunLink Health Systems, Inc. and Hospital Authority of Tift County, Georgia as of March 1, 2012. (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K/A filed July 5, 2012). (Commission File No. 12961359)

10.21

Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.22

Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.23

Ninth Modification to Loan Documents between SunLink Health Systems, Inc., SunLink Healthcare LLC, Dexter Hospital LLC, Southern Health Corporation of Ellijay, Inc., Southern Health Corporation of Dahlonega, LLC, Southern Health Corporation of Houston, Inc., HealthMont of Georgia, Inc., HealthMont, LLC, HealthMont of Missouri, LLC, SunLink Services, Inc., SunLink ScriptsRX, LLC, Central Alabama Medical Associates, LLC, Dahlonega Clinic, LLC, Carmichael’s Cashway Pharmacy, Inc., Carmichael’s Nutritional Distributor, Inc., Breath of Life Home Health Equipment, Inc., and Chatham Credit Management III, LLC, dated October 31, 2012. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.24

Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.25

Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.26

Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.27

Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.28

Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.29

Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 141123931)

10.30

Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 141123931)

10.31*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

21.1	List of Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 141123931)

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2015.

SUNLINK HEALTH SYSTEMS, INC.

By:	/S/ MARK J. STOCKSLAGER
Mark J. Stockslager
Chief Financial Officer and Principal Accounting Officer (principal accounting officer)

April 1, 2015