Form 10-Q
period 2015-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2015-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of Common Shares, without par value, outstanding as of May 13, 2015 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015 (unaudited)	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,885	$3,587
Receivables - net	10,018	9,850
Inventory	3,936	3,757
Deferred income tax asset	1,861	2,978
Due from third party payors	1,525	2,786
Current assets held for sale	0	270
Prepaid expense and other assets	2,705	2,547

Total current assets	24,930	25,775

Property, plant and equipment, at cost	54,567	53,466
Less accumulated depreciation	32,030	30,389

Property, plant and equipment - net	22,537	23,077

Noncurrent Assets:
Intangible assets - net	2,873	2,979
Goodwill	461	461
Deferred income tax asset	5,100	4,432
Noncurrent assets held for sale	0	6,111
Other noncurrent assets	1,522	1,012

Total noncurrent assets	9,956	14,995

TOTAL ASSETS	$57,423	$63,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,429	$4,530
Current maturities of long-term debt	840	561
Accrued payroll and related taxes	3,415	4,186
Income tax payable	32	73
Current liabilities held for sale	0	4,842
Other accrued expenses	1,981	2,314

Total current liabilities	10,697	16,506

Long-Term Liabilities
Long-term debt	11,474	11,948
Noncurrent liability for professional liability risks	992	1,268
Other noncurrent liabilities	755	807

Total long-term liabilities	13,221	14,023

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at March 31, 2015 and at June 30, 2014	4,722	4,722
Additional paid-in capital	13,478	13,444
Retained earnings	15,639	15,486
Accumulated other comprehensive loss	(334)	(334)

Total Shareholders’ Equity	33,505	33,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,423	$63,847

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Operating revenues (net of contractual allowances)	$25,196	$26,303	$74,913	$76,500
Less provision for bad debts of Healthcare Facilities Segment	1,845	1,837	6,060	6,125

Net revenues	23,351	24,466	68,853	70,375

Costs and Expenses
Cost of goods sold	6,181	7,078	16,253	17,838
Salaries, wages and benefits	10,729	10,591	32,135	32,105
Provision for bad debts of Specialty Pharmacy Segment	65	75	188	170
Supplies	1,877	1,808	6,017	5,790
Purchased services	1,208	1,289	3,410	3,884
Other operating expenses	2,695	2,994	7,035	8,967
Rent and lease expense	343	366	1,020	1,079
Insurance settlement	0	0	(1,000)	0
EHR incentive payments	(64)	(43)	(64)	(1,258)
Depreciation and amortization	602	773	1,817	2,310

Operating Profit (Loss)	(285)	(465)	2,042	(510)

Other Income, (Expense):
Gain on sale of assets	13	18	13	18
Interest expense - net	(213)	(234)	(677)	(714)

Earnings (Loss) from Continuing Operations before income taxes	(485)	(681)	1,378	(1,206)
Income Tax Expense (Benefit)	(169)	(105)	816	(200)

Earnings (Loss) from Continuing Operations	(316)	(576)	562	(1,006)

Loss from Discontinued Operations, net of tax	(95)	(388)	(409)	(889)

Net Earnings (Loss)	(411)	(964)	153	(1,895)

Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(411)	$(964)	$153	$(1,895)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.03)	$(0.06)	$0.06	$(0.11)

Diluted	$(0.03)	$(0.06)	$0.06	$(0.11)

Discontinued Operations:
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.09)

Diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)

Net Earnings (Loss):
Basic	$(0.04)	$(0.10)	$0.02	$(0.20)

Diluted	$(0.04)	$(0.10)	$0.02	$(0.20)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443	9,443	9,443

Diluted	9,443	9,443	9,481	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Net Cash Provided by Operating Activities	$1,292	$3,319

Cash Flows from Investing Activities:

Proceeds from sale of hospital	6,090	—
Net change in cash in escrow	—	(160)
Expenditures for property, plant and equipment - continuing operations	(995)	(1,130)
Expenditures for property, plant and equipment - discontinued operations	(11)	(83)

Net Cash Provided by (Used in) Investing Activities	5,084	(1,373)

Cash Flows from Financing Activities:
Proceeds from long-term debt	175	0
Payments on long-term debt - continuing operation	(411)	(529)
Payments on long-term debt - discontinued operations	(4,842)	(91)

Net Cash Used in Financing Activities	(5,078)	(620)

Net increase in Cash and Cash Equivalents	1,298	1,326

Cash and Cash Equivalents Beginning of Period	3,587	2,497

Cash and Cash Equivalents End of Period	$4,885	$3,823

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$614	$854

Income taxes	$203	$(1,625)

Assets acquired under capital least obligation - continuing operations	$41	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2015

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2015 and for the three and nine month periods ended March 31, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2014 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 26, 2014. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Revenues:
Fulton Hospital	$(9)	$3,255	$6,721	$9,985
Dexter Hospital	186	47	764	560
Memorial of Adel	10	(62)	63	(66)

	$187	$3,240	$7,548	$10,479

Earnings (loss) before income taxes:
Fulton Hospital	$(299)	$(601)	$(1,196)	$(1,748)
Dexter Hospital	184	34	754	516
Memorial of Adel	2	(82)	34	(94)
Life sciences and engineering	(31)	(40)	(95)	(119)
Lon sale of Fulton Hospital	(6)	—	(197)	—

Earnings (Loss) before income taxes	(150)	(689)	(700)	(1,445)

Income tax expense (benefit)	(55)	(301)	(291)	(556)

Loss from discontinued operations	$(95)	$(388)	$(409)	$(889)

Fulton Hospital – On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“HOM”) sold substantially all the assets of its Callaway Community Hospital (“Fulton”) and related clinics in Fulton, Missouri for approximately $6,090. Fulton’s results have been reclassified as discontinued operations in our condensed consolidated financial statements as of March 31, 2015 and June 30, 2014 and for the three and nine month periods ended March 31, 2015 and 2014. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. At closing, Fulton repaid the outstanding balance of its RDA Loan of $4,745. A loss of $197 resulted from the sale of the Fulton assets, which includes $237 early repayment penalty resulting from the repayment of the Fulton RDA Loan described below.

Fulton RDA Loan - SunLink, Fulton and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Fulton RDA Loan”) with a bank. The Fulton RDA Loan was repaid in full on December 31, 2014 concurrent with the sale of Fulton.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2015 and 2014.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2015 and 2014.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2015 and 2014. The components of pension expense for the three and nine months ended March 31, 2015 and 2014, respectively, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest Cost	$16	$15	$49	$45
Expected return on assets	(7)	(7)	(22)	(21)
Amortization of prior service cost	22	32	70	95

Net pension expense	$31	$40	$97	$119

SunLink contributed $84 to the plan in the three and nine months ended March 31, 2015.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended March 31, 2015 and 2014, the Company recognized $12 and $9, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2015 and 2014, the Company recognized $33 and $40, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 90,000 and 0 share options granted under the 2005 Equity Incentive Plan during the nine months ended March 31, 2015 and 2014, respectively. There were 0 and 21,000 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2015 and 2014, respectively.

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

Revenues before provision for doubtful accounts by payor were as follows for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Healthcare Facilities Segment:
Medicare	$6,573	$6,784	$20,536	$20,407
Medicaid	3,591	3,287	10,562	10,131
Self-pay	1,565	1,978	5,555	6,683
Managed Care & Other Insurance	3,911	3,855	12,425	12,427
Other	55	50	151	148

Revenues before provision for doubtful accounts	15,695	15,954	49,229	49,796
Provision for doubtful accounts	(1,845)	(1,837)	(6,060)	(6,125)

Healthcare Facilities Segment Net Revenues	13,850	14,117	43,169	43,671
Specialty Pharmacy Segment Net Revenues	9,307	10,217	25,191	26,385
Other Revenues	194	132	493	319

Total Net Revenues	$23,351	$24,466	$68,853	$70,375

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	March 31, 2015	June 30, 2014
Accounts receivable (net of contractual allowances)	$15,650	$16,753
Less allowance for doubtful accounts	(5,632)	(6,903)

Patient accounts receivable - net	$10,018	$9,850

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three and nine months ended March 31, 2015:

Three Months Ended March 31, 2015:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at January 1, 2015	$7,055	$224	$7,279
Additions recognized as a reduction to earnings	1,554	65	1,619
Accounts written off, net of recoveries	(3,165)	(101)	(3,266)

Balance at March 31, 2015	$5,444	$188	$5,632

Nine Months Ended March 31, 2015:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to earnings	7,805	145	7,950
Accounts written off, net of recoveries	(9,010)	(211)	(9,221)

Balance at March 31, 2015	$5,444	$188	$5,632

Three Months Ended March 31, 2014:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at January 1, 2014	$6,760	$479	$7,239
Additions recognized as a reduction to revenues	2,521	75	2,596
Accounts written off, net of recoveries	(2,552)	(39)	(2,591)

Balance at March 31, 2014	$6,729	$515	$7,244

Nine Months Ended March 31, 2014:	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	$7,761
Additions recognized as a reduction to revenues	8,138	170	8,308
Accounts written off, net of recoveries	(8,695)	(130)	(8,825)

Balance at March 31, 2014	$6,729	$515	$7,244

Net revenues included increases of $10 and $105 for the three months ended March 31, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included net increase (decrease) of ($287) and $611 for the nine months ended March 31, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

For the three and nine months ended March 31, 2015, the Company reported $64 Medicaid incentive payments. For the three and nine months ended March 31, 2014, the Company reported net gains of $43 and $1,258, respectively, for Medicare and Medicaid EHR incentive payments.

Note 7. – Goodwill and Intangible Assets

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition. SunLink’s Healthcare Facilities Segment has intangible assets related to its Healthmont acquisition.

Goodwill consists of the following:

	March 31, 2015	June 30, 2014

Specialty Pharmacy Segment	$461	$461

Intangibles consist of the following, net of amortization:

	March 31, 2015	June 30, 2014

Specialty Pharmacy Segment
Trade Name	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(985)	(879)

Total	$2,873	$2,979

The trade name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset.

Amortization expense was $35 and $36 for the three months ended March 31, 2015 and 2014, respectively, and $106 and $108 for the nine months ended March 31, 2015 and 2014, respectively.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2015	June 30, 2014
Trace RDA Loan	$8,290	$8,624
SHPP RDA Loan	2,002	2,033
Carmichael Notes	1,852	1,852
Other	170	—

Total	12,314	12,509
Less current maturities	(840)	(561)

	$11,474	$11,948

Trace RDA Loan and Trace Working Capital Loan - On July 11, 2012, SunLink, MedCare South, LLC (now known as Crown Healthcare Investments, LLC) (“MedCare”), a wholly owned subsidiary of the Company, and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2015). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) for the quarter ended March 31, 2015, $750 and (b) for the quarter ending June 30, 2015, $625. The Trace Working Capital Loan expires July 2, 2015. It is subject to annual renewal at the discretion of the lender. At March 31, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at March 31, 2015 and June 30, 2014).

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and MedCare.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue promissory notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note (the “PIK Notes”). The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note (the “Carmichael Note” dated April 22, 2014 for the remaining balance payable of $1,852. The Carmichael Note is payable in five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Note 9. – Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the nine months ended March 31, 2015.

Note 10. – Income Taxes

Income tax benefit of $169 ($272 federal tax benefit and $103 state tax expense) and income tax benefit of $105 ($112 federal tax benefit and $7 state tax expense) was recorded for the three months ended March 31, 2015 and 2014, respectively. Income tax expense of $816 ($591 federal tax expense and $225 state tax expense) and income tax benefit of $200 ($190 federal tax benefit and $10 state tax benefit) was recorded for the nine months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the Company had $5,084 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2015, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $6,961. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Note 11. – Commitments and Contingencies

Litigation—A settlement was reached on November 3, 2014 relating to litigation as a result of the sellers failure to close on the sale of approximately 24.74 acres of real property located in Gilmer County, Georgia purchased by a subsidiary of the Company. In satisfaction of the Company’s claims against the sellers, a five year promissory note in the principal amount of $600 was issued to Castlemark Properties, LLC, (“Castlemark”) one of the Company’s subsidiaries. The note is secured by a mortgage on the real property. Castlemark will have a right to immediate payment of the note if the property is sold prior to maturity. If the owner does not sell the property prior to maturity and does not either pay the note in full at maturity or deed the property to Castlemark, then Castlemark will have a right to foreclose the mortgage and take title to the property. The litigation was dismissed by joint stipulation in November 2014. As a result of this settlement the Company recorded pre-tax income of $500, the estimated fair value of the real property, which is the most probable value of the settlement in the quarter ended March 31, 2015. The promissory note is included in long-term assets in the March 31, 2015 balance sheet.

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

Sale of Hospital Facilities — The Company has sold three hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and various and contingent liabilities. – See Note 3 Discontinued Operations.

Office of Inspector General Investigation— In March 2014, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD has cooperated with the government with respect to document production, as well as conducting a joint medical necessity review of a sampling of medical records. Based upon our investigation and evaluation of the facts to date, we do not believe these matters and any results from these matters are likely to have any material adverse impact on our business, financial position, operating results or cash flows.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$840	$795	$709
2 years	798	351	697
3 years	1,971	221	642
4 years	610	95	498
5+ years	8,095	75	2,649

	$12,314	$1,537	$5,195

At March 31, 2015, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of March 31, 2015. SunLink expensed $15 and $16 on physician guarantees and recruiting for the three months ended March 31, 2015 and 2014, respectively. SunLink expensed $46 and $83 on physician guarantees and recruiting for the nine months ended March 31, 2015 and 2014, respectively.

Note 12. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $42 and $258 for legal services to these law firms in the three months ended March 31, 2015 and 2014, respectively. The Company has expensed an aggregate of $232 and $577 for legal services to these law firms in the nine months ended March 31, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2015 and June 30, 2014 is $43 and $116, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of March 31, 2015 and 2014 and for the three and nine months then ended is as follows:

	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Three months ended March 31, 2015
Net revenues from external customers	$13,850	$9,307	$194	$23,351
Operating profit (loss)	285	146	(716)	(285)
Depreciation and amortization	258	201	143	602
Assets	29,597	12,510	15,316	57,423
Expenditures for property, plant and equipment	63	194	1	258

Nine months ended March 31, 2015
Net revenues from external customers	$43,169	$25,191	$493	$68,853
Operating profit (loss)	3,659	365	(1,982)	2,042
Depreciation and amortization	978	546	293	1,817
Assets	29,597	12,510	15,316	57,423
Expenditures for property, plant and equipment	195	768	32	995

Three months ended March 31, 2014
Net revenues from external customers	$14,117	$10,217	$132	$24,466
Operating profit (loss)	226	524	(1,215)	(465)
Depreciation and amortization	378	185	210	773
Assets	37,385	12,023	17,217	66,625
Expenditures for property, plant and equipment	162	150	24	336

Nine months ended March 31, 2014
Net revenues from external customers	$43,671	$26,385	$319	$70,375
Operating profit (loss)	2,342	659	(3,511)	(510)
Depreciation and amortization	1,147	522	641	2,310
Assets	37,385	12,023	17,217	66,625
Expenditures for property, plant and equipment	456	433	215	1,104

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, homecare and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares;

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment;

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia, Mississippi, Missouri) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare facility upgrades, acquisitions, development and dispositions, including but not limited to hospitals, physician clinics, ambulatory surgery centers, nursing, long-term care and assisted living homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

Since fiscal 2012, our efforts have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. In July 2012, we sold our Adel, Georgia hospital and its related nursing home; in December 2012, we sold our Dexter, Missouri hospital and its related home health agency; and in December 2014, we our sold our Fulton, Missouri hospital. As a result of the sale of these three hospitals and the efforts to improve operations of our remaining three hospitals and our Specialty Pharmacy Segment, the Company has reduced its debt from $29,021 at June 30, 2012 to $12,314 at March 31, 2015, and added approximately $16,000 to its working capital over the two and a half year period.

Even though the Company’s financial position has improved, we believe our ability to compete for acquisitions is still limited. However, during the last fiscal year, we have evaluated certain rural and exurban healthcare facilities, pharmacy operations and businesses which were for sale, monitored other selected acquisition targets which we believed might become available for sale, and considered the feasibility of developing healthcare facilities on property we own as well as on property that may be for sale. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

At its Board of Directors meeting on February 9, 2015, the Board discussed the Company’s future strategic alternatives. No action was taken on future strategic alternatives other than the Board determined that the Company should discontinue pursuing its previously announced going-private strategy at that time. The Board has not, however, ruled out any future strategic alternative and discussion of various alternatives is continuing.

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

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2015	2014	% Change	2015	2014	% Change

Net Revenues - Healthcare Facilities	$13,850	$14,117	-1.9%	$43,169	$43,671	-1.1%
Net Revenues - Specialty Pharmacy	9,307	10,217	-8.9%	25,191	26,385	-4.5%
Other Revenues	194	132	47.0%	493	319	54.5%

Total Net Revenues	23,351	24,466	-4.6%	68,853	70,375	-2.2%
Costs and expenses	(23,636)	(24,931)	-5.2%	(66,811)	(70,885)	-5.7%

Operating profit (loss)	(285)	(465)	38.7%	2,042	(510)	NA
Interest expense - net	(213)	(234)	-9.0%	(677)	(714)	-5.2%
Gain on sale of assets	13	18	-27.8%	13	18	-27.8%

Earning (Loss) from continuing operations before income taxes	$(485)	$(681)	28.8%	$1,378	$(1,206)	NA

Healthcare Facilities Segment:
Admissions	621	636	-2%	1,913	1,869	2%
Equivalent admissions	1,673	1,968	-15%	5,409	5,981	-10%
Surgeries	381	481	-21%	1,209	1,340	-10%
Revenue per equivalent admission	$8,279	$7,173	15%	$7,981	$7,271	10%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Source:
Medicare	41.9%	42.7%	41.9%	41.0%
Medicaid	22.9%	20.7%	21.5%	20.5%
Managed Care Insurance & Other	24.9%	24.2%	25.3%	25.0%
Self-pay	10.3%	12.4%	11.3%	13.5%

	100.0%	100.0%	100.0%	100.0%

Healthcare Facilities net revenues decreased $267 and $502 for the three and nine months ended March 31, 2015, respectively, compared to the prior year periods. Self-pay net revenues decreased $413 and $1,128 for the three and nine months ended March 31, 2015, respectively, compared to the prior year periods primarily due to the closing of the emergency room in one of our hospitals in September 2014. For the three months ended March 31, 2015, Medicare net revenues decreased 3.1% from the prior year while Medicaid and Managed Care Insurance increased from the prior year.

Healthcare Facilities net revenues included increases of $10 and $105 for the three months ended March 31, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included net increase (decrease) of ($287) and $611 for the nine months ended March 31, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended March 31, 2015 were $9,307, a decrease of $910, or 8.9%, from $10,217 for the three months ended March 31, 2014. Specialty Pharmacy net revenues for the nine months ended March 31, 2015 were $25,191, a decrease of $1,194, or 4.5%, from $26,385 for the nine months ended March 31, 2015. The decrease was a result of decreased Louisiana Medicaid revenues including sales of one specialty product which is primarily sold to patients with Louisiana Medicaid coverage. Medicaid has restricted both the number of eligible customers and the number of approved doses of this drug. Sales of oral medications and durable medical equipment and related products increased during the quarter ended March 31, 2015 compared to the prior year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $13,565 and $13,891 for the three months ended March 31, 2015 and 2014, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $39,510 and $41,329 for the nine months ended March 31, 2015 and 2014, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Salaries, wages and benefits	60.0%	59.7%	58.0%	58.8%
Supplies	12.1%	12.6%	12.6%	12.9%
Purchased services	8.8%	9.4%	8.6%	9.3%
EHR incentive payments	-0.5%	-0.3%	-0.1%	-2.9%
Other operating expenses	15.5%	14.8%	13.5%	14.9%
Rent and lease expense	1.6%	2.3%	2.1%	2.4%
Depreciation and amortization expense	1.9%	2.7%	2.0%	2.3%

Salaries, wages and benefits increased slightly as a percentage of net revenue for the three months ended March 31, 2015 compared to the prior year period due to the decreased net revenue in the current year. Salaries, wages and benefits expense for the Segment decreased slightly for the three months ended March 31, 2015 compared to the prior year period.

Supplies expense decreased as a percentage of net revenue in the three and nine months ended March 31, 2015 due to fewer surgeries performed incurred as compared to the three and nine months ended March 31, 2014.

For the three and nine months ended March 31, 2015, the Company reported $64 EHR incentive payments. For the three and nine months ended March 31, 2015, the Company reported a net $43 and $1,258 gain for Medicare and Medicaid EHR incentive payments which were for successful Medicaid attestation by the three hospitals and also adjustments calculated at the time of filing Medicare cost reports for the preceding fiscal year.

Other operating expenses increased as a percentage of net revenues for the three months ended March 31, 2015 compared to the comparable prior year period due to increased insurance expense as a result of higher professional and general liability claims accrued for in the three months ended March 31, 2015 than in the same period during the prior year.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $9,161 and $9,693 for the three months ended March 31, 2015 and 2014, respectively. Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $24,826 and $25,726 for the nine months ended March 31, 2015 and 2014, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of goods sold	66.4%	69.3%	64.5%	67.6%
Salaries, wages and benefits	21.1%	16.4%	22.5%	19.3%
Provision for bad debts	0.7%	0.7%	0.6%	0.6%
Supplies	0.3%	0.3%	0.4%	0.5%
Purchased services	3.6%	3.2%	3.8%	3.6%
Other operating expenses	3.2%	2.7%	3.6%	3.1%
Rent and lease expense	1.0%	0.7%	0.9%	0.8%
Depreciation and amortization expense	2.2%	1.8%	2.2%	2.0%

Cost of goods sold as a percent of net revenues decreased in the three and nine month periods ended March 31, 2015 as compared to the comparable periods of the prior year due to the sales product mix for the current periods. Sales of one high sales volume product with a higher than average cost of goods sold decreased approximately 60%, based on units sold for the three and nine months compared to the comparable periods last year.

Salaries, wages and benefits as a percent of net revenues increased in the three and nine month period ended March 31, 2015 as compared to the comparable period of the prior year due to the increased staffing requirements related to the net growth in the institutional pharmacy business as seven new institutional supply contracts have been added this fiscal year, and due to the Specialty Pharmacy Segment’s inability to reduce costs, especially staffing costs, commensurate with the decline in sales of one high-cost specialty product.

Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the nine months ended March 31, 2015 for this settlement.

Operating Profit and Loss

SunLink had operating losses of $285 and $465 for the three months ended March 31, 2015 and 2014, respectively. SunLink had an operating profit of $2,042 for the nine months ended March 31, 2015 and an operating loss of $510 for the nine months ended March 31, 2015. The decreased operating loss for the three months ended March 31, 2015 compared to the prior year resulted from decreased depreciation and amortization expense this year.

Interest Expense

Interest expense was $213 and $234 for the three months ended March 31, 2015 and 2014, respectively and $677 and $714 for the nine months ended March 31, 2015 and 2014, respectively.

Income Taxes

Income tax benefit of $169 ($272 federal tax benefit and $103 state tax expense) and $105 ($112 federal tax benefit and $7 state tax expense), respectively was recorded for the three months ended March 31, 2015 and 2014, respectively. Income tax expense of $816 ($591 federal tax expense and $225 state tax expense) and income tax benefit of $200 ($190 federal tax benefit and $10 state tax benefit) was recorded for the nine months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the Company had $5,084 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. At March 31, 2015, we have provided a partial valuation allowance against the deferred tax asset so that the net tax asset was $6,961. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $316 (a loss of $0.03 per fully diluted share) for the three months ended March 31, 2015 compared to loss from continuing operations of $576 (a loss of $0.06 per fully diluted share) for the three months ended March 31, 2014. Earnings from continuing operations were $562 ($0.06 per fully diluted share) for the nine months ended March 31, 2015 compared to a loss from continuing operations of $1,066 (a loss of $0.11 per fully diluted share) for the nine months ended March 31, 2014. The increased earnings for the three and nine months ended March 31, 2015 resulted from the increased operating profit as compared to the comparable prior year period.

Loss from discontinued operations of $95 for the three months ended March 31, 2015 resulted from loss from operations of business sold. Tax benefit for discontinued operations for the three months ended March 31, 2015 was $55. The loss from discontinued operations for the nine months ended March 31, 2015 of $409 resulted from pre-tax expenses of businesses sold of $503, offset by the loss on sale of Fulton of $197. Tax benefit for discontinued operations for the nine months ended March 31, 2015 was $291.

Net loss for the three months ended March 31, 2015 was $411 (a loss of $0.04 earnings per fully diluted share) compared to a net loss of $964 (a loss of $0.10 earnings per fully diluted share) for the three months ended March 31, 2014. Net earnings for the nine months ended March 31, 2015 were $153 ($0.02 per fully diluted share) compared to a net loss of $1,895 ($0.20 loss per fully diluted share) for the nine months ended March 31, 2015.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and nine months ended March 31, 2015 and 2014, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Healthcare Facilities Adjusted EBITDA	$543	$604	$4,637	$3,489
Specialty Pharmacy Adjusted EBITDA	347	709	911	1,181
Corporate overhead costs	(573)	(1,005)	(1,689)	(2,870)
Taxes and interest expense	(44)	(234)	308	(914)
Other non-cash expenses and net change in operating assets and liabilities	1,071	(300)	(2,875)	2,433

Net cash provided by (used in) operations	$1,344	$(226)	$1,292	$3,319

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $625, which has limited availability. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We are nevertheless seeking options to obtain financing for the Company’s liquidity needs.

Although two of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a working revolving capital loan facility of $625, the Company and its subsidiaries currently are funding its working capital needs primarily from cash from operations and from the sale of additional assets. See “Subsidiary Loans” below.

Although continuing operations of the Company’s Healthcare Facilities and Specialty Pharmacy segments have improved in fiscal 2015 compared to the prior year, the Company believes its hospital facilities and its specialty pharmacy business continue to underperform. The Company has incurred losses from continuing operations in eleven of the last fourteen fiscal quarters through the quarter ending March 31, 2015.

In light of the current underperformance of certain of the Company’s hospital facilities , the Company is currently considering the possible sale of one or more hospital facilities. There can be no assurance that the sale will occur or that, if a sale occurs, it will be at a price that results in a gain or net proceeds after transaction costs, taxes and outstanding debt. The Company expects to use a portion of the net proceeds, if any, from future asset sales to fund its working capital needs if its remaining hospitals and its specialty pharmacy segment are not, at that time, providing sufficient cash flow to fund working capital.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan and Trace Working Capital Loan - On July 11, 2012, SunLink, Crown Healthcare Investments, LLC, a wholly owned subsidiary or the Company, and Southern Health Corporation of Houston, Inc. (“SHCH”), an indirect wholly-owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement dated as of July 5, 2012 (“Trace RDA Loan”) and up to a $1,000 Working Capital Loan Agreement dated as of July 5, 2012 (“Trace Working Capital Loan”) with a bank. SHCH owns and operates Trace Regional Hospital “Trace”) in Houston, Mississippi.

The Trace RDA Loan had an original term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2015). The Trace RDA Loan is collateralized by Trace’s real estate and equipment and is partially guaranteed under the U.S. Department of Agriculture, Rural

Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds were used to repay a portion of the Company’s senior debt under the Term Loan under the then outstanding Credit Facility. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to SHCH equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) (a) for the quarter ending March 31, 2015, $875; (b) for the quarter ended March 31, 2015, $750; (c) for the quarter ending June 30, 2015, $625; and (d) thereafter, $500. The Trace Working Capital Loan expires July 2, 2015 and is subject to annual renewal at the discretion of the lender. At March 31, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If SHCH is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan (of which $0 was drawn at March 31, 2015 and June 30, 2014). The Trace RDA Loan is guaranteed by the Company.

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

The SHPP RDA Loan had an original term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at March 31, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and Crown Healthcare Investments, LLC.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued the Carmichael Purchase Note. On April 12, 2012, an amendment to the Carmichael Purchase Note was entered into under which SunLink has the option to issue PIK Notes to the former owners of Carmichael in payment of up to two semi-annual payments of principal and interest due under the Carmichael Purchase Note. The PIK Notes bear an interest rate of 8% and were to be due on April 22, 2015. A PIK Note for $247 was issued on April 22, 2012 for the principal and interest payment that would have been due on April 22, 2012. A PIK Note for $252 was issued on October 22, 2012 for the principal and interest payment that would have been due on October 22, 2012. The Carmichael Purchase Note and the PIK Notes were combined into one note, the Carmichael Note for the remaining balance payable of $1,852. The Carmichael Note is payable in five semi-annual installments of $185 of principal and accrued interest commencing on April 22, 2015, with the remaining balance of the Carmichael Note of $1,255 due October 22, 2017. Interest is payable in arrears semi-annually on the six and twelve-month anniversary of the issuance of the note. The Carmichael Note is guaranteed by the Company.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$840	$795	$709
2 years	798	351	697
3 years	1,971	221	642
4 years	610	95	498
5+ years	8,096	75	2,649

	$12,315	$1,537	$5,195

At March 31, 2015, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of March 31, 2015. SunLink expensed $15 and $16 on physician guarantees and recruiting for the three months ended March 31, 2015 and 2014, respectively. SunLink expensed $46 and $83 on physician guarantees and recruiting for the nine months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we had outstanding long-term debt of $12,314 of which $8,290 was incurred under the Trace RDA Loan, $2,002 was incurred under the SHPP RDA Loan, $1,852 was incurred under the Carmichael Notes, and $170 was related to other debt.

Off-balance Sheet Arrangements

At March 31, 2015, SunLink had no material off-balance sheets arrangements.

Discontinued Operations

Fulton Hospital – On December 31, 2014, the Company’s subsidiary, HealthMont of Missouri sold substantially all the assets of its Callaway Community Hospital (“Fulton”) and related clinics in Fulton, Missouri for approximately $6,090. Fulton’s results have been reclassified as discontinued operations in our condensed consolidated financial statements as of March 31, 2015 and June 30, 2014 and for the three and nine month periods ended March 31, 2015 and 2014. Fulton retained accounts receivable and certain other assets, including the right to EHR Funds for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. At closing, Fulton repaid the outstanding balance of its RDA Loan of $4,745. Loss of $197 resulted from the sale of the Fulton assets, which includes $237 early repayment penalty resulting from the repayment of the RDA loan described below.

Fulton RDA Loan - SunLink, Fulton and HealthMont LLC (“HLLC”), the direct parent of HOM closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Fulton RDA Loan”) with a bank. The Fulton RDA Loan was repaid in full on December 31, 2014 concurrent with the sale of Fulton.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). The assets of Dexter consisted of a leased 50-bed acute care hospital and related clinics, equipment, and home health services in Dexter, Missouri. Subsequent to the sale, Dexter managed the hospital and related businesses for Southeast Health Center of Stoddard County, LLC through a transition period ended June 30, 2014. Dexter retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology and substantially all liabilities of the hospital as of December 31, 2012. Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2015 and 2014.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. subsidiary completed the sale of substantially of all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center (collectively “Memorial”) to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2015 and 2014.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $42 and $258 for legal services to these law firms in the three months ended March 31, 2015 and 2014, respectively. The Company has expensed an aggregate of $232 and $577 for legal services to these law firms in the nine months ended March 31, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2015 and June 30, 2014 is $43 and $116, respectively, of amounts payable to these law firms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Remediation of Material Weakness

During the quarter end March 31, 2015, our management in response to correspondence from the SEC with respect to our annual report for the year ended June 30, 2014 re-examined the effectiveness of our disclosure controls and procedures. As noted in Amendment No. 1 to our Annual Report on Form 10-K/A, our chief executive officer and chief financial officer concluded that, for the reasons set forth therein under “Management’s Report on Internal Control Over Financial Reporting,” that our disclosure controls and procedures were not effective as of June 30, 2014.

Also as noted therein, in addition, our chief executive officer and chief financial officer also re-evaluated the conclusions regarding our disclosure controls and procedures for other prior periods and concluded that our disclosure controls and procedures were not effective as of the annual periods ended June 30, 2012 and June 30, 2013 for the same reason. Likewise under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A, we identified a material weakness in the preparation of the Form 10-K for the fiscal years ended June 30, 2014, 2013 and 2012 as management’s assessment of the effective of our internal controls over financial reporting as of June 30, 2014, 2013 and 2012 did not meet the requirement under item 308(a) of Regulation S-K. Finally, as stated in Amendment No. 1 to our Annual Report on Form 10-K/A, the Company believes that it has implemented procedures in the preparation and filing of Form 10-K and its other periodic reports which will remediate for future periods such material weakness in internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes during the quarter ended March 31, 2015, or in the other periods referred to herein, in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

Office of Inspector General Investigation

In March 2014, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD has cooperated with the government with respect to document production, as well as by conducting a joint medical necessity review of a sampling of medical records. Based upon our investigation and evaluation of the facts to date, we do not believe these matters and any results from these matters are likely to have any materially adverse impact on our business, financial position, operating results or cash flows.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2015 and 2014 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 15, 2015