Form 10-K
period 2015-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2015-09-25
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

        At the close of business on September 25, 2015, there were 9,443,408 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2014 of the registrant’s common shares as reported by NYSE Amex Equities stock exchange amounted to $7,129,321.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 9, 2015, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are a provider of healthcare services in certain markets in the United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of the ownership of two business segments, the Healthcare Facilities Segment and the Specialty Pharmacy Segment. Our Healthcare Facilities Segment subsidiaries own and operate a total of three community hospitals in two states. Our community hospitals are acute care hospitals and have a total of 183 licensed beds. As part of the community hospital operations, our subsidiaries currently also operate two nursing homes in two states, each of which is located adjacent to, or in close proximity with, one of the community hospitals. The nursing homes have a total of 166 licensed beds. A subsidiary also owns a hospital building that is currently vacant except for two offices rented by a physician and a testing lab. Our Specialty Pharmacy Segment subsidiary operates a specialty pharmacy business in Louisiana with four service lines.

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

History

We are an Ohio corporation incorporated in June 1959. In 2001 we redirected our business strategy toward healthcare services in the United States. On February 1, 2001, we purchased five community hospitals, leasehold rights for a sixth hospital and the related businesses of all six hospitals. We subsequently have acquired two hospitals and sold four hospitals and three home health businesses. We also sold the operations of one hospital to a buyer who leased the hospital building from us but which subsequently ceased its hospital operations. In 2008 a wholly-owned subsidiary acquired Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”) which provides retail and institutional pharmacy services to various communities in southwest Louisiana and eastern Texas.

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare facility upgrades, acquisitions, development and dispositions, including but not limited to hospitals, physician clinics, nursing, long-term care and assisted living homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including asset values, return on investments, competition from existing and potential, competitors, capital improvement needs, corporate strategy and other corporate objectives.

Since fiscal 2012, our efforts have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. Since June 30, 2012, we have sold three hospitals, one nursing home and one home health agency. As a result of these sales and the efforts to improve operations of our remaining three hospitals, two nursing homes and our Specialty Pharmacy Segment, the Company has reduced its debt from $29,021 at June 30, 2012 to $12,045 at June 30, 2015, and added approximately $15,500 to its working capital over the three year period.

Even though the Company’s financial position has improved, we believe our ability to compete for acquisitions is still limited. However, during the last fiscal year, we have evaluated certain rural and exurban healthcare facilities, pharmacy operations and businesses which were for sale, monitored other selected acquisition targets which we believed might become available for sale, and considered the feasibility of developing future healthcare services and facilities on property we own. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

At its Board of Directors meeting on February 9, 2015, the Board discussed the Company’s future and strategic alternatives. No action was taken on future and strategic alternatives other than the Board determined that the Company should discontinue pursuing its previously announced going-private strategy at this time.

Historically, we have targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other selected healthcare businesses in our markets generally may experience (1) less direct competition although competition has increased substantially in recent years in each market, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunities for future growth. On the other hand, rural and exurban community hospitals continue to experience, among other things, substantial out-migration by patients to urban medical centers, difficulties in recruiting physician and nursing staffs, low inpatient occupancy levels, and high proportion of government insured and of uninsured patients vs. privately insured patients. The focus of future acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, as well as new healthcare related businesses, our financial position, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations and other factors.

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

Healthcare Facilities Operations

SunLink’s Healthcare Facilities Segment is composed of two operational areas:

•	Three community hospitals in two states, having an aggregate of 183 beds, each of which is owned by a SunLink subsidiary; and

•	Two nursing homes with an aggregate of 166 beds, each of which is owned by a hospital subsidiary and located adjacent to corresponding community hospital.;

Owned Hospitals

All of our hospitals are owned and operated by our subsidiaries. The following sets forth certain information with respect to each of the three community hospitals:

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

A subsidiary also owns the Careside Medical Park (“Careside”) located in Clanton, Chilton County, Alabama which is composed of a hospital and medical office buildings which are currently vacant except for two offices rented by a physician and a testing lab.

Hospital Operations

Utilization of Local Hospital Management Teams

We believe that the long-term potential of our subsidiary hospitals is dependent on their ability to offer appropriate healthcare services and effectively recruit and retain employees and physicians. Each subsidiary hospital has developed and continuously seeks to implement an operating plan designed to improve efficiency and increase revenue including, but not limited to, the expansion of services offered by the hospital and the recruitment of physicians to the community.

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

Each subsidiary hospital management team is responsible for the day-to-day operations of its hospital. Each subsidiary has access to support services, assistance, and advice in certain areas, including strategic planning and physician recruiting, supplies and equipment purchasing, corporate compliance, reimbursement, information systems, human resources, accounting, cash management, capital financing, tax and insurance, some of which may be provided by SunLink or other SunLink subsidiaries. Financial controls are maintained through the utilization of policies and procedures and monitoring by the subsidiary board of directors.

Expansion of Services and Facilities

Each subsidiary hospital seeks to add services on an as-needed basis in order to improve access to quality healthcare services in the communities it serves, with the ultimate goal of reducing the out-migration of patients to other hospitals or alternate service providers. Additional and expanded services and programs, which may include specialty inpatient and outpatient services, are often dependent on recruiting physicians and other healthcare professionals; therefore recruiting goals are important to our ability to expand services. Capital investments in technology and facilities are often necessary to increase the quality and scope of services provided to the communities and to add to each subsidiary hospital’s reputation in the community, reducing out-migration and increasing patient referrals and revenue. Each hospital endeavors to provide a quality, patient-friendly emergency room, urgent care clinic or rural health clinic as a critical component of its local service offering and which is intended to function as each facility’s “window to the community”.

Medical Staff

The number and quality of physicians affiliated with a hospital directly affects the quality and availability of patient care and the reputation of the hospital. Physicians generally may terminate their affiliation with a hospital at any time. Each subsidiary hospital seeks to retain primary care physicians of varied specialties on its medical staff to attract other qualified physicians. Physicians generally refer patients to a hospital primarily on the basis of the perceived quality of services the hospital renders to patients and physicians; the quality of other physicians on the medical staff; the location of the hospital; and the quality of the hospital’s facilities, equipment and employees. Accordingly, each subsidiary hospital strives to provide suitable facilities, equipment, employees and services for physicians and their patients.

Recruiting Physicians and Healthcare Professionals

Each subsidiary hospital management team is responsible for assessing the need for additional physicians and other healthcare professionals including the number and specialty of additional physicians needed by the hospital’s community. Each local hospital management team, with the assistance of outside recruiting firms, identifies and seeks to attract specific physicians to its hospital’s medical staff and other hospital professionals to work under the direction of staff physicians. Increasingly, each of our subsidiary hospitals has employed physicians to better align physician performance with hospital goals through employment relationships. Many hospitals and hospital systems are attempting to improve clinical and financial results by employing physicians. For newly recruited non-employed physicians, the hospital may guarantee such physicians a minimum level of gross receipts during an initial period, generally one year, and assist the physician’s transition into the community. The physician is required to repay some or all of the amounts paid under such guarantee if the physician leaves the community within a specified period. Currently, 14 physicians are employed by our subsidiary hospitals and one is under a physician guarantee contract. Each hospital periodically evaluates each physician and may terminate employment based on performance and the needs of each facility. Physician recruiting has become more challenging, and will continue to remain challenging due to various factors including healthcare reform and market forces, including competition for physicians. The costs of recruiting and retaining physicians are also expected increase as more physicians are employed and salaries and support costs continue to increase.

Quality Assurance

Each hospital implements quality assurance procedures to monitor the level and quality of care provided to its patients. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical advisory committee also reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physicians. Each subsidiary hospital periodically conducts surveys of its patients, either during their stay at the hospital or subsequently, to identify potential areas of improvement. Each hospital is accredited by the JCAHO.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s healthcare facility subsidiaries included in continuing operations as of June 30 for the periods indicated.

	Fiscal Years Ended June 30,
	2015	2014	2013
Hospitals owned or leased at end of period	3	3	3
Licensed hospital bed (at end of period)	183	183	183
Hospital beds in service (at end of period)	143	143	143
Nursing home beds in service (at end of period)	166	166	166
Admissions	2,440	2,405	2,819
Equivalent Admissions (1)	7,159	7,753	9,087
Average Length of Stay (2)	5.1	4.5	4.4
Patient days	12,400	10,840	12,539
Adjusted patient days (3)	34,430	35,174	41,533
Occupancy rate (% of licensed beds) (4)	18.56%	16.23%	18.77%
Occupancy rate (% of beds in service) (5)	23.27%	20.77%	24.02%
Net patient service revenues (in thousands)	$58,019	$58,191	$61,720
Net outpatient service revenues (in thousands)	$20,261	$21,443	$21,320
Net revenue per equivalent admissions	$8,104	$7,506	$6,792
Net outpatient service revenues (as a % of net patient service revenues)	34.58%	36.85%	34.54%

(1)	Equivalent admissions are a statistic used by management (and certain investors) as a general approximation of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general approximation of combined inpatient and outpatient volume.
(2)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(3)	Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each subsidiary hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.
(4)	Percentages are calculated by dividing average daily census by the average number of licensed hospital beds.
(5)	Percentages are calculated by dividing average daily census by the average number of hospital beds in service.

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

The following table sets forth the percentage of patient days from various payors in SunLink’s healthcare facilities for the periods indicated.

	Fiscal Years Ended June 30,
	2015	2014	2013
Source
Medicare	83.4%	82.5%	77.3%
Medicaid	4.7%	5.0%	7.4%
Private and Other Sources	11.9%	12.5%	15.3%

	100.0%	100.0%	100.0%

The following table sets forth the percentage of the net patient revenues from major payors in SunLink’s hospitals.

	Fiscal Years Ended June 30,
	2015	2014	2013
Source
Medicare	41.2%	40.1%	39.1%
Medicaid	22.3%	22.0%	20.9%
Private and Other Sources	36.5%	37.9%	40.0%

	100.0%	100.0%	100.0%

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

Such factors are influenced heavily by the quality and scope of medical services, strength of referral networks, hospital location and the price of hospital services. Our hospitals may face less competition in their immediate patient service areas than would be expected in larger communities because they are the primary provider of healthcare services in their respective communities. However, our subsidiary hospitals face competition from larger tertiary care centers and, in most cases, other rural, exurban, suburban or, in limited circumstances, urban hospitals, some of which offer more specialized services. The competing hospitals may be owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions and may be able to finance capital expenditures on a tax-exempt basis. Such governmental-owned and not-for-

profit hospitals, as well as various for-profit hospitals operating in the broader service area of our subsidiary hospitals, likely have greater access to financial resources than do our subsidiary hospitals.

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

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed. Healthcare reform at both the federal and state level generally has created pressure to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, have required and in the future may further require changes in our facilities, equipment, personnel, rates and/or services.

Efforts to Control Healthcare Costs

Rural hospitals including all of the hospitals owned and operated by SunLink’s subsidiaries continue to have significant unused capacity. Inpatient utilization and average inpatient occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of treating inpatients. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically hospitals owned and operated by SunLink’s subsidiaries have responded to such trends by adding and expanding outpatient services, upgrading facilities and equipment, offering new programs (such as geriatric psychiatric units) and adding or expanding certain inpatient and ancillary services. In addition, our hospitals have reduced services and taken beds out of service in response to such trends. Currently we expect our subsidiaries’ hospitals will continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the

Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the three states in which we operate hospitals have decided not to set up state exchanges and not to expand Medicaid.

Government Reimbursement Programs

A significant portion of SunLink’s healthcare facilities net revenues are dependent upon reimbursement to our subsidiaries’ hospitals from Medicare and Medicaid. The Centers for Medicare and Medicaid Services or “CMS” is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). The federal government generally reviews payment rates under its various programs annually, and changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government which currently begins on October 1 and ends on September 30 of each year.

Medicare Inpatient Reimbursement

The Medicare program currently pays hospitals under the provisions of a prospective payment system for most inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related groups (“DRGs”). Each patient admitted for care is assigned to a DRG based upon a primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

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

DRG rate increases were 0.7% and 1.4% for FFY 2014 and 2015, respectively, and currently is 0.9% for FFY 2016. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiaries’ hospitals, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) and the Medicare Access and CHIP Reauthorization Act of 2015 (“MARA”) made a number of changes to Medicare which include but are not limited to:

•	Reduction of market basket updates in Medicare payment rates for providers, to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, 0.10% for FFY 2012, 0.10% in FFY 2013 and 0.30% in FFY 2014; and will be reduced by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, as defined by CMS. effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2017.

•	Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria were effective for FFYs 2011 through 2013 and further expanded through September 30, 2017. Effective FFY 2018, the low-volume hospital definition and payment adjustment methodology is scheduled to return to the pre-FFY 2011 definition and methodology.

•	Hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update. Also, the law requires that the update of any hospital that is not a meaningful electronic health records user will be reduced by one-half of the market basket update in FY 2016.

Each of SunLink’s subsidiaries’ hospitals is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2014, the update factor was 2.0% and for calendar year 2015 it is 2.4%. For calendar year 2016 is expected to be 1.1%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiaries’ hospitals’ cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be partially added to, and reimbursed as a portion of, the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which are determined by the respective Medicare Audit Contractor (“MAC”) from the prior cost report filing, and which are finally adjusted when cost reports are filed and audited.

Bad debts must meet the following criteria to be allowable: the debt must be related to covered services and derived from deductible and coinsurance amounts; the provider must be able to establish that reasonable collection efforts were made; the provider must be able to show the debt was actually uncollectible when claimed as worthless; and the provider must be able to show sound business judgment established that there was no likelihood of recovery at any time in the future.

Amounts uncollectible from specific beneficiaries are charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs was reduced by 35% beginning FFY 2014. Under the Medicare bad debt reimbursement provisions, our subsidiaries’ hospitals received an aggregate of approximately $1,261, $1,018 and $1,164 for 2011, 2012 and 2013, respectively. Our hospitals reported an aggregate amount of Medicare bad debt reimbursements of approximately $1,671 for 2014. The 2013 and 2014 reported amounts are subject to final settlement of the fiscal year 2013 and 2014 cost reports.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. All of our subsidiaries’ hospitals were classified as disproportionate share hospitals at June 30, 2014. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented approximately 1% of our net patient service revenues for the years ended June 30, 2015, 2014 and 2013.

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

In 2006, Georgia implemented a Medicaid HMO program and awarded contracts to private companies for the management and processing of certain Medicaid claims. The intent of the Medicaid HMO program is to curtail utilization and reduce rates paid by the State of Georgia. All of SunLink’s facilities that operate in the state of Georgia have secured contracts with all the HMO companies contracted by the state in their respective regions. Since the implementation of the Medicaid HMO program, all Georgia hospitals receive reimbursement from three different contractors instead of a single source. The contractors utilize the same payment rates. For outpatient services, hospitals operated by SunLink subsidiaries in Georgia have contracts with the three HMO vendors and services are reimbursed at 102% of the current interim rate as determined by the Georgia Department of Community Health.

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

Adoption of Electronic Health Records

Electronic Health Records (“EHR”) incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law in 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

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

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ and certain discontinued operations for fiscal years ended June 30, 2014 and 2013. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal years ended June 30, 2015, 2014 and 2013. EHR incentive payments received were as follows:

	2015	2014	2013
Continuing Operations
Medicare	$—	$2,021	$3,385
Medicaid	50	511	983

	$50	$2,532	$4,368

Discontinued Operations
Medicare	$703	$473	$1,872
Medicaid	—	82	485

	$703	$555	$2,357

Combined Operations
Medicare	$703	$2,494	$5,257
Medicaid	50	593	1,468

	$753	$3,087	$6,725

The amounts in the table above represent actual funds received from meeting the meaningful use requirements for Medicare and Medicaid programs. The discontinued operations Medicare funds received in fiscal 2015 were for attestation of the meaningful use requirements in fiscal 2014. Amounts recognized may differ due to year-end adjustments and final settlement of cost reports.

The Company received no Medicare meaningful use payments in continuing operations in 2015 because, based on its cost-benefit evaluation, it chose not to attest for such payments. We currently believe we will receive no Medicare incentive payments and minimal Medicaid incentive payments in future years.

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal and it is common to contest issues raised in audits. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our financial condition or results of operations. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

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

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s hospitals routinely appeal RAC overpayment determinations. Under the RAC program, SunLink has experienced losses in the aggregate from audit adjustments of approximately $86, $153 and $235 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

SPECIALTY PHARMACY OPERATIONS

Our Specialty Pharmacy Segment is operated through SunLink ScriptsRx, LLC (“ScriptsRx”), a wholly-owned subsidiary, and composed of four material service lines:

1.	Retail Pharmacy Products and Services, consisting of pharmacy sales at our three retail locations in Louisiana and including complementary products such as uniforms, vitamins, supplements and nutritionals.

2.	Institutional Pharmacy Services, consisting of the provision of specialty and non-specialty pharmaceuticals and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospices, and correctional facilities;

3.	Specialty Pharmacy Services, which ordinarily include one or more of the following elements:

•	The provision of products relating to infusion therapy, enteral feeding services, oncology and chemotherapy drug administration, and cardiac, diabetes, pain management, wound care, and psychiatric services;

•	Pharmaceutical or biological products administered via non-oral means, which are frequently through injectable or infusion therapies;

•	Products delivered to patients via express package or hand delivery and requiring special handling, such as constant refrigeration or having an extremely limited shelf life;

•	Products that generally are administered in a non-hospital setting, including physicians’ offices, specialty clinics or patients’ homes;

•	The provision of pharmaceuticals or biological products not managed under traditional outpatient prescription drug benefits; and,

•	Therapies that require complex care, patient education and continuous monitoring.

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

Government Reimbursement Programs

Our Specialty Pharmacy Business is subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Our ScriptsRx operations were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS, but we cannot be sure such exemption will continue to be available in the future or that the program, if expanded in the future, would be expanded in its original form. If the program is expanded in the future, loss of the exemption could have an adverse effect on our financial condition or results of operations. In 2011, Medicare implemented the program in select limited areas of the country, and, in 2013, expanded to additional areas. Currently, the areas affected do not include the primary service areas of ScriptsRx. Whether or not the program will be further expanded in the future is unknown.

The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the prescription drug benefit were adopted in 2005.

Under MMA Medicare Part B, covered drugs and biological products generally are paid based on the average sales price (“ASP”) methodology. The ASP methodology uses quarterly drug pricing data submitted to CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis. Principal products paid under the ASP methodology include certain oncology and renal dialysis drugs. Although, there are exceptions to this general rule which are listed in the latest ASP quarterly change request document and which exceptions generally are paid on a cost basis, such exceptions have not been and are not expected to be material to our operations.

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

Competition

There are many companies which provide one or more of the healthcare operations which comprise or may compete with our specialty pharmacy operations of ScriptsRx. For example, home healthcare business companies, which may compete with our specialty pharmacy services, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations, such as Amedisys, Inc., Apria Healthcare Group, Inc., Kindred Healthcare, Inc., and Walgreen Co. Specialty pharmacy companies range from local or regional pharmacies to large public companies, such as CVS Health Corporation (CVS CarePlus) Express Scripts (Accredo Health Group, Inc.), Walgreen Co. and BioScript Inc. Institutional pharmacy companies likewise range from local or regional pharmacies to large public companies including Omnicare, Inc. and PharMerica Corporation.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Both states in which SunLink subsidiaries currently operate hospitals (Georgia and Mississippi) have CON laws that apply to such facilities. The two states (Georgia and Mississippi) in which SunLink subsidiaries currently operate nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

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

Pharmaceutical Distribution

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

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to ScriptsRx’s specialty pharmacy operations, we believe its specialty pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to ScriptsRx specialty pharmacy operations, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicare program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

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

Drugs and Controlled Substances

Various licenses and permits are required by our subsidiaries’ healthcare facilities and by ScriptsRx’s specialty pharmacy operations in order to dispense narcotics and operate pharmacies. All of our subsidiaries are required to register our pharmacy operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration (“FDA”), state Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

Regulatory Compliance Program

Our subsidiaries maintain a compliance programs under the direction of a risk manager. The compliance program is directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as pharmacy and home healthcare operations. Each hospital and the specialty pharmacy operations designates a compliance officer and develops plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each hospital and the specialty pharmacy operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 25, 2015, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	66
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	56
Byron D. Finn	President—SunLink ScriptsRx, LLC	65

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

For the fiscal year ended June 30, 2015, our two Georgia hospitals generated approximately 44% of consolidated net revenues for the year. Accordingly, any adverse change in the current demographic, economic, competitive or regulatory conditions in the State of Georgia could have a material adverse effect on the business, financial condition, results of operations or prospects of SunLink.

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

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 88% of consolidated patient days and 63% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended June 30, 2015. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs. Georgia and Mississippi have not expanded Medicaid or set-up exchanges.

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

Our subsidiaries’ hospitals have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 37% of their consolidated net patient revenues for the fiscal year ended June 30, 2015 from private payors and other non-governmental sources who contributed approximately 12% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of SunLink’s subsidiaries’ admissions and outpatient revenues and have resulted in reduced revenue growth at our subsidiaries’ hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiaries, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of healthcare facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

For the year ended June 30, 2015, the operation by ScriptsRx of our Specialty Pharmacy Segment derived approximately 22% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of ScriptsRx and our consolidated results of operations. The largest supplier for ScriptsRx accounted for approximately 77% of the segment’s cost of goods sold in the fiscal year ended June 30, 2015. Our specialty pharmacy operations have a single source of supply for many of our key products, including one product which accounted for approximately 6% of the segment’s net revenues sold in the fiscal year ended June 30, 2015. In addition, ScriptsRx has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2015, was $5,974 and our Trace hospital subsidiary has a $500 revolving line of credit (of which $0 was drawn as of June 30, 2015). Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms, although it is actively seeking options to provide financing for the Company’s liquidity needs. Three of the Company’s subsidiaries have been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (individually, an “RDA Loan” and collectively, the “RDA Loans”), and, in the case of our Trace hospital subsidiary, obtain a revolving working capital loan facility of $500. The Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets, and we cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

If we were to go private, holders of our securities would be subject to the risks of an investment in a private rather than a public company.

From time to time the Company has considered the advisability of deregistering it common shares under the Exchange Act. In the event the Company were able to deregister its common shares under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private rather than a public company. Upon any such deregistration of our shares, our duty to file periodic reports with the SEC would be suspended for as long as we had fewer than 300 record shareholders, and we would no longer be a public reporting company. In addition, we would be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company were to deregister, SunLink shares would no longer be listed on the NYSE Amex Equities stock exchange, and there might not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares would depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act might further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We might also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company. Although the Company is not currently pursuing an effort to deregister our common shares under the Exchange Act, there is no assurance that our Board may not again determine to pursue going private in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or Function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Facilities
Chestatee Regional Hospital (49)	Dahlonega, GA	58,775		February 1, 2001	Owned
North Georgia Medical Center (50) & Gilmer Nursing Home (100)	Ellijay, GA	70,429		February 1, 2001	Owned
Trace Regional Hospital (84) & Floy Dyer Nursing Home (66)	Houston, MS	111,050		February 1, 2001	Owned
Medical Office of North Georgia and Community Center of North Georgia	Ellijay, GA	47,500	(1)	October 31, 2013	Owned
Specialty Pharmacy Operations
Carmichael Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael Cashway Pharmacy, Inc.	Lafayette, LA	5,900	(3)	April 22, 2008	Leased
Carmichael Cashway Pharmacy, Inc.	Lake Charles, LA	7,800	(4)	April 22, 2008	Leased
Other
Careside Medical Park	Clanton, AL	62,013	(5)	February 1, 2001	Owned
Corporate Offices	Atlanta, GA	4,800	(6)	June 1, 1998	Leased

(1)	This property is leased to North Georgia Medical Center.
(2)	Lease of approximately 18,800 square feet of store location, warehouse and office space. The lease expires in April 2018 and provides for a renewal of the lease for a five-year term. Additional lease, commencing in April 2013, of approximately 1,300 square feet of office space. This lease expired in April 2015 and continuing on a month-to-month lease continuation. Additional lease, commencing in August 2011, of approximately 2,400 square feet of warehouse space. This lease expires in August 2017.
(3)	This lease is for store location and warehouse space and expires in October 2016.
(4)	This lease is for store location and warehouse space and expires in December 2015.
(5)	The building is currently vacant except for two offices rented by a physician and a testing lab.
(6)	This lease is for office space for corporate staff. The lease expires in June 2020.

Item 3.	Legal Proceedings

Office of Inspector General Investigation

In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary, Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD cooperated with the government with respect to a document production, as well as by conducting a joint medical necessity review of a sampling of medical records. In April 2015, we were advised by the OIG that the investigation as it relates to SHCD has been closed and, that no action will be taken by the OIG against SHCD. Accordingly, the Company regards this matter as closed.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE Amex Equities exchange. SunLink’s ticker symbol is “SSY”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the NYSE Amex Equities exchange.

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2015 (July 1, 2014—June 30, 2015)
Fourth Quarter	$1.70	$1.36
Third Quarter	1.74	1.30
Second Quarter	1.84	1.25
First Quarter	1.62	1.13
Fiscal 2014 (July 1, 2013—June 30, 2014)
Fourth Quarter	$1.60	$1.15
Third Quarter	2.12	0.86
Second Quarter	0.99	0.70
First Quarter	0.91	0.70

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

Holders

As of June 30, 2015 there were approximately 415 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2015 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	392,142	$3.04	338,533
2011 Director Stock Option Plan	198,000	1.31	102,000

	590,142	$2.46	440,533

Equity compensation plans not approved by security holders:
None	0	0.00	0

Total	590,142	$2.46	440,533

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

	6/10	6/11	6/12	6/13	6/14	6/15
SunLink Health Systems, Inc.	100.00	84.24	53.21	36.80	54.09	66.95
NYSE MKT Composite	100.00	137.40	139.36	138.81	181.97	155.38
Hospitals Index	100.00	121.71	112.68	177.86	210.49	292.43

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011. The following financial information reflects the disposition of Fulton, Dexter, Chilton operations (exclusive of the physical facility), Memorial and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2015	2014	2013	2012	2011
Net Revenues	$91,833	$91,974	$95,119	$103,170	$104,719
Earnings (loss) from continuing operations	674	(333)	(1,868)	(1,622)	(16,627)
Earnings (loss) from discontinued operations	(429)	(212)	6,356	2,703	524
Net income (loss)	245	(545)	4,488	1,081	(16,103)
Earnings (loss) per share from continuing operations
Basic	0.07	(0.04)	(0.20)	(0.17)	(2.05)
Diluted	0.07	(0.04)	(0.20)	(0.17)	(2.05)
Earnings (loss) per share from discontinued operations
Basic	(0.05)	(0.02)	0.67	0.29	(0.06)
Diluted	(0.05)	(0.02)	0.67	0.29	(0.06)
Net earnings (loss) per share:
Basic	0.03	(0.06)	0.48	0.12	(1.99)
Diluted	0.03	(0.06)	0.48	0.12	(1.99)
Total Assets	57,128	63,847	68,003	79,172	91,830
Long-term debt, including current maturities	12,045	12,509	13,305	18,643	31,707
Shareholders’ equity	$33,560	$33,318	$33,743	$29,291	$26,068

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (all dollar amounts in thousands, except per share and revenue per equivalent admissions amounts)

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2015—$5,347; and

2014—$6,903.

Our provision for bad debts, included in our results of continuing operations for the years ended June 30, was as follows:

2015—$8,684

2014—$8,508; and

2013—$10,151

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

If net revenues during fiscal year 2015 were changed by 1%, our 2015 after-tax income from continuing operations would change by approximately $312 or diluted earnings per share of $0.03.

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

HEALTHCARE FACILITIES SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2015

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$1,906	$169	$117	$22	$3	$7	$145	$2,369
Medicaid	571	70	29	28	30	10	26	764
Commercial	1,030	220	181	64	38	30	141	1,704
Self Pay	87	76	57	56	41	14	72	403

	$3,594	$535	$384	$170	$112	$61	$384	$5,240

1	The above table shows, as of June 30, 2015, net Healthcare Facilities Segment accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

SPECIALTY PHARMACY SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2015

	Days Outstanding[2]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	Total
Medicare	$182	$106	$79	$61	$363	$791
Medicaid	225	71	48	37	121	502
Private insurance and institutions	1,566	252	447	245	323	2,833
Other	214	34	4	1	6	259

	$2,187	$463	$578	$344	$813	$4,385

2

The above table shows, as of June 30, 2015, net Specialty Pharmacy Segment accounts receivable aged from the date of sale and are grouped by classification of verified payer class. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the sale; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Facilities Segment, we recognize revenues in the period in which services are provided. For our Specialty Pharmacy Segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 88.2%, 87.5% and 84.7% of our revenues during the years ended June 30, 2015, 2014 and 2013, respectively, relate to discounted charges. The sources of these revenues were as follows for the year ended June 30, 2015 (as a percentage of total revenues):

Medicare—41.2%;

Medicaid—22.3%; and

Commercial insurance and other sources—36.5%.

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

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues (continued)	a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

	Governmental payors	Governmental payors

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

2015—$(262);

2014—$325; and

2013—$(356).

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

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the	If our overall estimated contractual discount percentage on all of our commercial revenues during 2015 were changed by 1%, our 2014 after-tax income from continuing operations would

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)			Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
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

change by approximately $110. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Goodwill, other intangible assets and accounting for business combinations
Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has one reportable business segment with goodwill. Goodwill included in our consolidated balance sheets as of June 30 for the following years was as follows:			In accordance with FASB Accounting Standards Codification 350-10, “Intangibles — Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, the estimate of fair value is based on the income approach, which estimates the fair value based on future discounted cash flows. The estimate of future discounted cash flows is based on assumptions and projections that are believed to be currently reasonable and supportable. If it is determined the carrying value of goodwill or other intangible assets to be impaired, then the carrying value is reduced.	During the third quarter of fiscal 2012, the Company performed an interim impairment testing of the goodwill and certain intangible assets of its subsidiaries as of March 31, 2012. The Company concluded that the carrying value for its Healthmont, LLC subsidiary, part of the Healthcare Facilities Segment, exceeded its fair value, and as a result, recognized a goodwill impairment charge of $931 for such subsidiary during the year ended June 30, 2012.

	2015	2014
Pharmacy	$461	$461

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)			Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Goodwill, other intangible assets and accounting for business combinations (continued)

The goodwill resulted from the 2008 acquisition of our specialty pharmacy business.

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

	2015	2014
Pharmacy
Trade name	$2,000	$2,000
Customer relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated amortization	(1,021)	(879)

Total	$2,837	$2,979

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011.

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

2015—$979; and

2014—$1,404

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2015—$78;

2014—$(272); and

2013—$154.

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

2015—$6,852; and

2014—$7,410.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2015—$2,564; and

2014—$2,577.

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

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s judgment regarding such likelihood. We compute the tax on each contingency. We then determine the amount of loss, or reduction in tax benefits based upon the foregoing and reflects such amount as a component of the provision for income taxes in the reporting period.

Our deferred tax assets were $9,416 and our deferred tax liabilities were $0 at June 30, 2015, excluding the impact of valuation allowances. The Company believes that it was more likely than not that a portion of its deferred tax asset would not be recovered.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2015, we would incur approximately $37 of additional tax expense for 2015 plus applicable penalties and interest.

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

	Years Ended June 30,
	2015	2014	2013
Net Revenues—Healthcare Facilities	$58,019	$58,191	$61,720
Net Revenues—Specialty Pharmacy	33,175	33,322	33,314
Net Revenues—Corporate and Other	639	461	85

Total Net Revenues	91,833	91,974	95,119
Costs and expenses	(89,349)	(94,086)	(99,963)
Electronic health records incentives	50	3,416	3,777
Impairment of plant, property and equipment	0	0	(789)

Operating Profit (Loss)	2,534	1,304	(1,856)
Interest Expense	(861)	(944)	(1,533)
Gain (Loss) on sale of assets	21	(41)	0

Earnings (Loss) from continuing operations before income taxes	$1,694	$319	$(3,389)

Healthcare Facilities Segment:
Admissions	2,440	2,405	2,819

Equivalent Admissions	7,159	7,753	9,087

Surgeries	1,612	1,817	1,587

Revenue per Equivalent Admission	$8,104	$7,506	$6,792

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

Healthcare Facilities Segment

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Fiscal Years Ended June 30,
	2015	2014	2013
Source
Medicare	41.2%	40.1%	39.1%
Medicaid	22.3%	22.0%	20.9%
Self pay	11.3%	13.0%	14.7%
Commercial Insurance & Other	25.2%	24.9%	25.3%

	100.0%	100.0%	100.0%

The slight 0.3% decrease in Healthcare Facilities Segment net revenues for the year ended June 30, 2015 compared to the year ended June 30, 2014 resulted primarily due to decreased Self-pay revenues. This decrease resulted primarily due to the closing of the emergency department in one of our hospitals in September 2014. Revenues for the three other payor classes increased with Medicare net revenues increasing 2.6%, Medicaid net revenues increasing 1.3% and Commercial Insurance & Other revenues increasing 1.0%, respectively, from the prior year. Net revenues for the fiscal year ended June 30, 2015 included a reduction of revenues of $262 for the settlements and filings of prior year Medicare and Medicaid cost reports compared to increases of $325 for the fiscal year ended June 30, 2014. Net outpatient service revenues decreased slightly in fiscal 2015, from 36.8% of healthcare facilities segment net revenue to 34.7% as compared to the prior fiscal year. Healthcare Facilities Segment net revenues decreased $3,529, or 5.7%, in the year ended June 30, 2014 compared to the year ended June 30, 2013. The elimination of certain unprofitable services at three of SunLink’s hospitals combined with an overall decline in volumes contributed to the decrease in Healthcare Facilities Segment net revenues in the year. The elimination of certain unprofitable services has resulted in increasing net revenues per equivalent admissions of 8% in 2015 and 11% in 2014, respectively, from the prior fiscal year. Net revenues for the fiscal year ended June 30, 2015, 2014 and 2013, included $1,767, $1,598 and $1,320 respectively, from state indigent care programs.

We also have expended approximately $3,090 for capital expenditures to upgrade services and facilities at our three Healthcare Facilities Segment facilities since July 1, 2012. We believe upgraded services and facilities can contribute to an increase in net revenue per equivalent admission by attracting new patients and may mitigate decreases in net revenues per equivalent admission by limiting the loss of patients to competition from other facilities. We continue to seek increased patient volume by attracting additional physicians to our hospitals, adding and upgrading the services offered by our hospitals on an as needed basis and improving our hospitals’ physical facilities based on the availability of capital resources and our assessment of expected return on capital.

Specialty Pharmacy Segment

Net revenues for the year ended June 30, 2015 decreased 0.4% from the prior year, with decreased infusion therapy revenues somewhat offset by increased institutional and retail pharmacy and durable medical equipment (DME) revenues. Revenue from the sale of one infusion drug which is primarily sold to Medicaid covered customers decreased by approximately $3,695 due to Louisiana Medicaid restricting both the number of eligible customers and number of approved doses of the drug. Institutional pharmacy revenues increased 29.3%, retail pharmacy revenues increased 3.4% and DME increased 8.2% in 2015 as compared to 2014.

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

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities, including depreciation and amortization, were $53,140, $53,923, and $58,246, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2015	2014	2013
Salaries, wages and benefits	57.5%	58.3%	58.1%
Supplies	12.6%	12.8%	12.9%
Purchased services	8.5%	9.4%	7.5%
EHR incentive payments	0.1%	-5.9%	-6.1%
Other operating expenses	8.6%	13.1%	16.7%
Rent and lease expense	2.2%	2.3%	2.2%
Depreciation and amortization expense	2.3%	2.6%	3.1%

Salaries, wages and benefits expense decreased as a percentage of net revenue in the year ended June 30, 2015 due to decreased in employee medical claims incurred as compared to the prior year. Salaries, wages and benefits expense as a percentage of total net revenues were relatively unchanged in the year ended June 30, 2014 compared to the prior year.

Purchased services decreased as a percentage of net revenues for the fiscal year ended June 30, 2015 compared to the prior fiscal year due reduced legal fees, medical professional fees and outside collection expense. Purchased services increased as a percentage of net revenues for the fiscal year ended June 30, 2014 compared to the prior fiscal year due to increased costs associated with certain outside services provided to the hospital facilities and information technology services.

EHR incentive payments as a percentage of net revenue are 0.1%, (5.9%) and (6.1%) for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The decrease in fiscal 2015 compared to prior years results from no Medicare incentive payments being received this year. 2015 incentive payments were $50 for Medicaid compared to $2,905 Medicare and $511 Medicaid in 2014 and $2,793 Medicare and $984 Medicaid in 2013. We believe we will receive minimal EHR incentive payments in future periods.

For the year ended June 30, 2015, other operating expenses as a percentage of net revenue decreased from prior year. Other operating expenses decreased due to decreased professional and general liability insurance expense as a result of improved claims experience and decreased legal and medical specialty expense.

Depreciation and amortization expense was $1,305, $1,533, and $1,931 for the years ended June 30, 2015, 2014, and 2013, respectively. The decreases in depreciation and amortization expense resulted from assets being fully over depreciated the past several years.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, was $32,681, $32,769 and $33,151 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2015	2014	2013
Cost of goods sold	63.4%	66.4%	67.1%
Salaries, wages and benefits	22.7%	20.6%	20.2%
Provision for bad debts	1.1%	0.8%	1.4%
Supplies	0.4%	0.5%	0.6%
Purchased services	3.9%	3.8%	3.8%
Other operating expenses	3.6%	3.3%	3.3%
Rent and lease expense	1.0%	0.9%	0.9%
Depreciation and amortization expense	2.4%	2.2%	2.2%

Cost of goods sold as a percent of net revenues decreased in the fiscal years ended June 30, 2015 and 2014 as compared to the respective prior fiscal years due to changes in sales product mix and favorable pricing negotiations and discounts earned with certain suppliers. The 53% decrease in infusion therapy products revenues in 2015 was the primary cause of decrease for 2015 compared to 2014.

Salaries, wages and benefits as a percent of net revenues increased in the fiscal years ended June 30, 2015, 2014 and 2013 as compared to the respective prior fiscal years primarily due to expansion of services and increased compliance and documentation requirements.

Other operating expenses as a percent of net revenues increased during the fiscal year ended June 30, 2015 as compared to the prior fiscal year primarily due to office and related expenses incurred in connection with an additional retail location.

Depreciation and amortization expense as a percent of net revenues increased during the fiscal year ended June 30, 2015 as compared to the prior fiscal year due to increased depreciation expense related to additions and improvements to owned and leased properties. Depreciation and amortization expense was $796, $730 and $729 for the fiscal years ended June 30, 2015, 2014 and 2013.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $3,477, $3,978 and $5,578 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The decrease in the fiscal year ended June 30, 2015 from the prior year was due to decreased depreciation and amortization expense resulting from assets becoming fully depreciated or transferred to the Healthcare Facilities Segment. The decrease in the fiscal year ended June 30, 2014 from the prior year was due primarily to decreased salaries and legal expense.

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

Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the year ended June 30, 2015.

Operating Profit (Loss)

Operating profit was $2,534 for the year ended June 30, 2015, $1,304 for the year ended June 30, 2014 and an operating loss for the year end June 30, 2013 of $1,856. The increased operating profit for the year ended June 30, 2015 results lower operating expenses and the $1,000 insurance settlement. The increased operating profit for the year ended June 30, 2014 compared to the prior year was the result of lower operating expenses and the absence of an impairment charge to property, plant and equipment partially offset by lower net revenues and EHR incentive payments. The operating loss for the year ended June 30, 2013 compared to the prior year operating profit was the result of lower net revenues and EHR incentive payments partially offset by lower cost of goods sold and decreases in certain other operating expenses.

Interest Expense—net

Interest expense was $861, $944, and $1,533 for the years ended June 30, 2015, 2014 and, 2013, respectively. The decreases in interest expense for the years ended June 30, 2015 and 2014 was due to lower outstanding debt and a decrease in interest rates.

Income Taxes

We recorded income tax expense of $1,020 ($528 federal tax benefit and $492 state tax expense) for the year ended June 30, 2015 compared to income tax expense of $652 ($149 federal tax expense and $503 state tax expense) for the year ended June 30, 2014 and income tax benefit of $1,521 ($1,379 federal tax benefit and $142 state tax benefit) for the year ended June 30, 2013.

We had an estimated net operating loss carry-forward for federal income tax purposes of approximately $4,096 at June 30, 2015. Use of this net operating loss carry-forward is subject to the limitation provisions of Internal Revenue Code Section 382. As a result, not all of the net operating loss carry-forward is available to offset federal taxable income in the current year. We have provided a valuation allowance for $2,564 of our $9,416 gross deferred tax asset (the majority of which is the net operating loss carry-forward for federal and state income tax purposes). Based upon management’s assessment that it was more likely than not that a portion of the Company’s deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which may not be utilized.

Earnings (Loss) After Taxes

Earnings from continuing operations was $674 ($0.07 per fully diluted share) for the year ended June 30, 2015 compared to a loss from continuing operations of $333 ($0.04 loss per fully diluted share) for the year ended June 30, 2014 and loss from continuing operations of $1,868 ($0.20 loss per fully diluted share) for the year ended June 30, 2013. Earnings from continuing operations in fiscal year 2015 resulted from decrease operating expenses for the Healthcare Facilities and decreased cost of goods sold.

A loss from discontinued operations of $429 for the year ended June 30, 2015 primarily resulted from $727 of pre-tax earnings from the operations of Dexter (including $703 of Medicare EHR incentive payments), $1,170 of pre-tax loss from the operations of Fulton, $15 of pre-tax profit from operations of Memorial, $197 of loss on sale of Fulton, $105 of pre-tax loss resulting from domestic pension items and $301 of income tax benefit. A loss from discontinued operations of $212 for the year ended June 30, 2014 primarily resulted from $1,548 of pre-tax earnings from the operations of Dexter, $1,621 of pre-tax loss from the operations of Fulton, $94 of pre-tax loss from operations of Memorial, $158 of pre-tax loss resulting from domestic pension items and $113 of income tax benefit. Earnings from discontinued operations of $6,356 for the year ended June 30, 2013 primarily resulted from $542 of pre-tax earnings from the operations of Dexter, $498 from pre-tax profit from operations of Fulton, $26 of pre-tax loss from operations of Memorial, the $253 of pre-tax loss resulting from domestic pension items, pre-tax gains of $9,289 and $1,161 on the sale of Dexter and Memorial, respectively and $4,855 of tax expense.

Net earnings for the year ended June 30, 2015 was $245 ($0.03) fully diluted share) compared to a net loss for the year ended June 30, 2014 of $545 (a loss of $0.06 earnings per fully diluted share) and net earnings of $4,488 ($0.48 earnings per fully diluted share) for the year ended June 30, 2013.

Adjusted Earnings Before Income Taxes, Interest, Depreciation and Amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2015, 2014 and 2013, respectively, is shown below.

	Years ended June 30,
	2015	2014	2013
Healthcare Facilities Adjusted EBITDA	$6,183	$5,801	$5,405
Specialty Pharmacy Adjusted EBITDA	1,290	1,283	892
Corporate overhead costs	(2,460)	(2,661)	(4,667)
Taxes and net interest expense	(1,881)	(1,596)	(12)
Other non-cash expenses and net changes in operating assets and liabilities	(194)	1,065	(3,634)

Net cash provided by (used in) operations	$2,938	$3,892	$(2,016)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $500, which has limited availability. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We are nevertheless seeking options to obtain financing for the Company’s liquidity needs. The Company and its subsidiaries currently are funding its working capital needs primarily from cash from operations and from the sale of additional assets. See “Subsidiary Loans” below.

Although continuing operations of the Company’s Healthcare Facilities and Specialty Pharmacy segments have improved in fiscal 2015 compared to the prior year, the Company believes its hospital facilities and its specialty pharmacy business continue to underperform. The Company has incurred losses from continuing operations in eleven of the last fifteen fiscal quarters through the quarter ending June 30, 2015.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement, both dated as of July 5, 2012 (“Trace Working Capital Loan”).

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At June 30, 2015 and 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If Trace is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at June 30, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). Under amendments and modifications to the Carmichael Note during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date to October 22, 2017. The Carmichael Note currently is payable in semi-annual installments of $185 of principal and accrued interest, with the remaining balance of $1,255 due October 22, 2017. The Carmichael Note is guaranteed by the Company.

Fulton RDA Loan—SunLink and two wholly-owned subsidiaries closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Fulton RDA Loan”) with a bank. The Fulton RDA Loan was repaid in full on December 31, 2014 concurrent with the sale of Fulton.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2015 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2015.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$816	$907	$695
2 years	821	392	681
3 years	1,851	277	577
4 years	620	159	490
5 years	657	152	452
More than 5 years	7,280	30	2,075

	$12,045	$1,917	$4,970

Physician Guarantees—At June 30, 2015, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2015. SunLink expensed $67, $82, and $96, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2015.

Long-term Debt—At June 30, 2015, we had outstanding long-term debt of $12,405 of which $8,175 was incurred under the Trace RDA Loan, $1992 was incurred under the SHPP RDA Loan, $1,741 was incurred under the Carmichael Notes, and $137 was related to capital leases and other obligations.

Litigation—Office of Inspector General Investigation—In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary, Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD cooperated with the government with respect to a document production, as well as by conducting a joint medical necessity review of a sampling of medical records. In April 2015, we were advised by the OIG that the investigation as it relates to SHCD has been closed and that no action will be taken by the OIG against SHCD. Accordingly, the Company regards this matter as closed.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”). ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”). The provisions of ASU 2015-2 are effective for annual reporting periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $334, $689 and $1,004 to these law firms in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Included in the Company’s consolidated balance sheets at June 30, 2015 and 2014 is $89 and $115, respectively, of amounts payable to these law firms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements contained herein were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2015, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2015 and 2014.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2015, 2014 and 2013.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 71 of this Report
Schedule II Valuation and Qualifying Accounts	At page 72 of this Report

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

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.7	Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.8	Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.9	Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.10	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.11	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.12	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.13	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.14	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.15	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.16	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.17	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.18	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.19*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.20	Asset Purchase Agreement dated December 3, 2014, By and Among HealthMont of Missouri, LLC, Crown Healthcare Investments, LLC and Fulton Medical, LLC, Nueterra Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed December 8, 2014) (Commission File No. 141272980)

10.21	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2015.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ ROBERT M. THORNTON, JR.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ROBERT M. THORNTON, JR. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 25, 2015

/s/ MARK J. STOCKSLAGER Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 25, 2015

/s/ STEVEN J. BAILEYS, D.D.S. Steven J. Baileys, D.D.S.	Director	September 25, 2015

/s/ KAREN B. BRENNER Karen B. Brenner	Director	September 25, 2015

/s/ GENE E. BURLESON Gene E. Burleson	Director	September 25, 2015

/s/ C. MICHAEL FORD C. Michael Ford	Director	September 25, 2015

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	September 25, 2015

/s/ HOWARD E. TURNER Howard E. Turner	Director	September 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Sun Link Health Systems, Inc.

We have audited the consolidated financial statements of Sun Link Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014 and for each of the years in the three-year period ended June 30, 2015 and have issued our report thereon dated September 24, 2015; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2015. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 25, 2015

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2015	$6,903	$10,433	$—	$(11,989)	$5,347
Year Ended June 30, 2014	$7,761	$11,319	$—	$(12,177)	$6,903
Year Ended June 30, 2013	$9,121	$13,982	$(1,615)	$(13,727)	$7,761

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2015	$2,577	$(13)	$—	$—	$2,564
Year Ended June 30, 2014	$2,151	$426	$—	$—	$2,577
Year Ended June 30, 2013	$2,045	$106	$—	$—	$2,151

INDEX TO EXHIBITS

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.7	Loan Agreement dated as of March 19, 2012 by and among Pioneer Bank, SSB; HealthMont of Missouri, LLC; HealthMont, LLC; and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.8	Promissory Note in the amount of $4,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.9	Promissory Note in the amount of $1,000,000 dated as of March 19, 2012 from Healthmont of Missouri, LLC payable to Pioneer Bank, S.S.B. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed March 29, 2012). (Commission File No. 12725101)

10.10	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.11	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.12	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.13	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.14	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.15	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.16	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.17	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.18	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.19*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.20	Asset Purchase Agreement dated December 3, 2014, By and Among HealthMont of Missouri, LLC, Crown Healthcare Investments, LLC and Fulton Medical, LLC, Nueterra Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed December 8, 2014) (Commission File No. 141272980)

10.21	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. The company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 25, 2015

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND 2014

(All Amounts in thousands)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,974	$3,587
Receivables—net	9,625	9,850
Inventory	3,758	3,757
Deferred income tax asset	1,967	2,978
Current assets held for sale	0	341
Prepaid expenses and other assets	2,642	2,476
Due from third party payors	1,126	2,786

Total current assets	25,092	25,775
PROPERTY, PLANT AND EQUIPMENT
Land	1,811	1,811
Buildings and improvements	23,487	23,336
Equipment and fixtures	29,294	28,568

	54,592	53,715
Less accumulated depreciation	32,259	30,389

Property, plant and equipment—net	22,333	23,326
NONCURRENT ASSETS:
Intangible assets—net	2,837	2,979
Goodwill	461	461
Deferred income tax asset	4,885	4,432
Noncurrent assets held for sale	0	5,849
Other noncurrent assets	1,520	1,025

Total noncurrent assets	9,703	14,746

TOTAL ASSETS	$57,128	$63,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,459	$4,530
Current maturities of long-term debt	816	561
Accrued payroll and related taxes	3,946	4,186
Income tax payable	64	73
Current liabilities held for sale	0	4,842
Other accrued expenses	1,479	2,314

Total current liabilities	10,764	16,506
LONG-TERM LIABILITIES:
Long-term debt	11,229	11,948
Noncurrent liability for professional liability risks	894	1,268
Other noncurrent liabilities	681	807

Total long-term liabilities	12,804	14,023

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 9,444 shares at June 30, 2015 and 9,444 shares at June 30, 2014	4,722	4,722
Additional paid-in capital	13,481	13,444
Retained earnings	15,731	15,486
Accumulated other comprehensive loss	(374)	(334)

Total Shareholders’ Equity	33,560	33,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,128	$63,847

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(All amounts in thousands, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Operating revenues (net of contractual allowances)	$100,154	$100,228	$104,756
Less provision for bad debts of Healthcare Facilities Segment	8,321	8,254	9,637

Net Revenues	91,833	91,974	95,119
Costs and expenses:
Cost of goods sold	21,042	22,110	22,363
Salaries, wages and benefits	43,127	42,831	45,327
Provision for bad debts of Specialty Pharmacy Segment and Other	363	255	514
Supplies	7,429	7,608	8,105
Purchased services	5,229	5,095	5,920
Other operating expenses	9,345	11,686	12,716
Rents and leases expense	1,335	1,382	1,532
Impairment of property, plant and equipment	0	0	789
Insurance settlement	(1,000)	0	0
Depreciation and amortization	2,479	3,119	3,486
Electronic Health Records incentive payments	(50)	(3,416)	(3,777)

Operating profit (loss)	2,534	1,304	(1,856)
Other income (expense):
Interest expense	(861)	(944)	(1,533)
Gain (loss) on sale of assets	21	(41)	—

Earnings (Loss) from continuing operations before income taxes	1,694	319	(3,389)
Income tax (benefit) expense	1,020	652	(1,521)

Earnings (loss) from continuing operations	674	(333)	(1,868)
Earnings (loss) from discontinued operations, net of income taxes	(429)	(212)	6,356

Net earnings (loss)	245	(545)	4,488
Other comprehensive income (loss)	(40)	72	91

Comprehensive income (loss)	$205	$(473)	$4,579

Earnings (loss) per share:
Continuing operations:
Basic	$0.07	$(0.04)	$(0.20)

Diluted	$0.07	$(0.04)	$(0.20)

Discontinued operations:
Basic	$(0.05)	$(0.02)	$0.67

Diluted	$(0.05)	$(0.02)	$0.67

Net earnings (loss):
Basic	$0.03	$(0.06)	$0.48

Diluted	$0.03	$(0.06)	$0.48

Weighted-average common shares outstanding:
Basic	9,443	9,443	9,445

Diluted	9,496	9,456	9,445

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(All amounts in thousands)

					Accumulated Other Comprehensive Earnings (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Common Shares			Retained Earnings
	Shares	Amount
JUNE 30, 2012	9,448	$4,724	$13,521	$11,543	$(497)	$29,291

Net earnings	0	0	0	4,488	0	4,488
Minimum pension liability adjustment, net of tax of $55	0	0	0	0	91	91
Share-based compensation	0	0	86	0	0	86
Common shares issued (repurchased)	(4)	(2)	(211)	0	0	(213)

JUNE 30, 2013	9,444	4,722	13,396	16,031	(406)	33,743

Net loss	0	0	0	(545)	0	(545)
Minimum pension liability adjustment, net of tax of $44	0	0	0	0	72	72
Share-based compensation	0	0	48	0	0	48

JUNE 30, 2014	9,444	4,722	13,444	15,486	(334)	33,318

Net earnings	0	0	0	245	0	245
Minimum pension liability adjustment, net of tax of $25	0	0	0	0	(40)	(40)
Share-based compensation	0	0	37	0	0	37

JUNE 30, 2015	9,444	$4,722	$13,481	$15,731	$(374)	$33,560

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(All amounts in thousands)

	Years Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$245	$(545)	$4,488
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,681	3,662	4,048
Share-based compensation	37	48	86
Impairment of property, plant and equipment	0	0	789
Loss (gain) on disposal of property, plant and equipment	(21)	41	0
Gain on sale of Dexter Hospital	0	0	(9,289)
Gain on sale of Memorial Hospital of Adel	0	0	(1,161)
Loss on sale of Fulton Hospital	197	0	0
Change in assets and liabilities:
Receivables	225	2,505	873
Inventory	(1)	(222)	44
Prepaid expenses and other assets	(292)	1,460	(144)
Accounts payable and accrued expenses	(1,686)	(1,130)	(3,794)
Income taxes	(9)	1,842	(1,571)
Deferred income taxes	557	803	2,944
Third-party payor settlements	1,660	(3,342)	1,032
Electronic Health Records deferred gain	0	(1,135)	1,135
Net activities of discontinued operations	(655)	(99)	(1,496)

Net cash provided by (used in) operating activities	2,938	3,892	(2,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Fulton Hospital	6,090	0	0
Proceeds from sale of Memorial Hospital of Adel	0	0	8,350
Proceeds from sale of Dexter Hospital	0	0	9,930
Proceeds from sale of property, plant & equipment	34	0	0
Change in cash in escrow	0	(160)	160
Expenditures for property, plant and equipment—continuing operations	(1,302)	(1,590)	(4,791)
Expenditures for property, plant and equipment—discontinued operations	(11)	(133)	(229)

Net cash provided by (used in) investing activities	4,811	(1,883)	13,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt—continuing operations	(695)	(796)	(17,413)
Payment of long-term debt—discontinued operations	(4,842)	(123)	(106)
Proceeds from long-term debt—continuing operations	175	0	12,075
Proceeds from long-term debt—discontinued operations	0	0	624
Revolving advances, net	0	0	(5,931)
Repurchase of common shares	0	0	(213)

Net cash used in by financing activities	(5,362)	(919)	(10,964)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,387	1,090	440
CASH AND CASH EQUIVALENTS:
Beginning of year	3,587	2,497	2,057

End of year	$5,974	$3,587	$2,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (refunded by):
Income taxes	$57	$(1,881)	$2,116

Interest	$914	$1,128	$1,752

Non-cash investing and financing activities:
Assets acquired under capital lease obligation—continuing operations	$56	$0	$0

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS

SunLink Health Systems, Inc. through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments, which is composed of three operational areas:

•	Three community hospital subsidiaries in two states with a total of 183 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	A healthcare facility which is currently vacant except for two offices rented to a physician and a testing lab.

•	The Specialty Pharmacy Segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy operations since 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

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

Net Patient Service Revenue—SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2015, there were no material claims or disputes with third-party payors.

Charity Care—SunLink’s subsidiaries’ hospitals provide care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiaries’ hospitals provided $3,599, $7,365, and $7,984, of charity care in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Concentrations of Credit Risk—SunLink’s Healthcare Facilities segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Facilities Segment, Medicare net revenues were approximately 41%, 40%, and 39% of net revenues for the years ended June 30, 2015, 2014 and 2013, respectively. For SunLink’s Healthcare Facilities Segment, Medicaid was approximately 22%, 22%, and 21% of net revenues for the years ended June 30, 2015, 2014 and 2013, respectively. For SunLink’s Healthcare Facilities Segment, Medicare receivables were approximately 45% and 47% of receivables—net at June 30, 2015 and 2014, respectively, while Medicaid receivables were approximately 15% and 12% of receivables—net at June 30, 2015 and 2014, respectively.

SunLink’s Specialty Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are grant credit according to their determined credit risk. Medicare receivables were approximately 18% of the Specialty Pharmacy’s receivables at June 30, 2015 while Medicaid receivables were approximately 12% of the segments receivable at June 30, 2015. Approximately 70% of the Specialty Pharmacy’s net receivables at June 30, 2015 were private insurance and institutional customers’ receivables. Net revenues for the Specialty Pharmacy Segment for the fiscal year ended June 30, 2015 was approximately 8% Medicare and approximately 14% Medicaid.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Specialty Pharmacy Segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $2,274, $2,966, and $3,341, for the years ended June 30, 2015, 2014 and 2013, respectively.

Risk Management—SunLink and its subsidiaries are exposed to various risks of loss from professional liability and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes and hurricanes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters.

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

The Company self-insures for workers’ compensation risk. The estimated liability for workers’ compensation risk includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. The Company is also self-insured for employee health risks. The estimated liability for employee health risk includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

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

Long-lived Assets—SunLink and its subsidiaries periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjust the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $37, $48 and $86 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Earnings (Loss) per Share—Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 2001 Long-Term Stock Option Plan, 2001 Outside Directors’ Stock Ownership and Stock Option Plan, the 2005 Equity Incentive Plan, and the 2011 Director Stock Option Plan. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

Recent Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”). ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”). The provisions of ASU 2015-2 are effective for annual reporting periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

Fulton Hospital—On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. At closing, Fulton repaid the outstanding balance of its RDA Loan of $4,745. A loss of $197 resulted from the sale of the Fulton assets, which includes $237 early repayment penalty resulting from the repayment of the Fulton RDA Loan described below. Fulton’s results have been reclassified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2015, 2014 and 2013.

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”) for approximately $9,930. Dexter’s operations have been classified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2015, 2014 and 2013.

Memorial Hospital of Adel—On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (“Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia (“Tift”) for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2015, 2014 and 2013.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2015, 2014 and 2013.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2015	2014	2013
Net Revenues:
Fulton Hospital	$6,869	$13,456	$13,189
Dexter Hospital	55	602	9,634
Memorial of Adel	64	(59)	114

	$6,988	$13,999	$22,937

Earnings (Loss) Before Income Taxes:
Fulton Hospital	$(1,170)	$(1,621)	$498
Dexter Hospital	727	1,548	542
Memorial of Adel	15	(94)	(26)
Life sciences and engineering	(105)	(158)	(253)

Earnings (Loss) before income taxes	(533)	(325)	761

Gain (Loss) on Sale:
Fulton Hospital	$(197)	$0	$0
Dexter Hospital	0	0	9,289
Memorial of Adel	0	0	1,161

Gain (Loss) on Sale	(197)	0	10,450

Income tax expense (benefit)	(301)	(113)	4,855

Earnings (loss) from discontinued operations	$(429)	$(212)	$6,356

4.	REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

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

The Company’s revenues before provision for doubtful accounts by payor were as follows for the years ended June 30, 2015, 2014 and 2013:

	Years Ended June 30,
	2015	2014	2013
Healthcare Facilities Segment:
Medicare	$27,252	$26,553	$27,652
Medicaid	14,743	14,561	14,764
Self-pay	7,440	8,604	10,251
Managed Care & Other Insurance	16,709	16,531	17,919
Other	196	196	771

Revenues before provision for doubtful accounts	66,340	66,445	71,357
Provision for doubtful accounts	(8,321)	(8,254)	(9,637)

Healthcare Facilities Segment Net Revenues	58,019	58,191	61,720
Specialty Pharmacy Segment Net Revenues	33,175	33,322	33,314
Other Revenues	639	461	85

Total Net Revenues	$91,833	$91,974	$95,119

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Consolidated Statements of Operations and Comprehensive Earning and Loss.

Summary information for receivables is as follows:

	June 30,
	2015	2014
Patient accounts receivable (net of contractual allowances)	$14,972	$16,753
Less allowance for doubtful accounts	(5,347)	(6,903)

Patient accounts receivable—net	$9,625	$9,850

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the fiscal years ended June 30, 2015 and 2014:

Fiscal year ended June 30, 2015	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2014	$6,649	$254	6,903
Additions recognized as a reduction to revenues:
Continuing operation	8,321	0	8,321
Discontinued operation	1,749	0	1,749
Bad debt expense	0	363	363
Accounts written off, net of recoveries	(11,757)	(232)	(11,989)

Balance at June 30, 2015	$4,962	$385	$5,347

Fiscal year ended June 30, 2014	Healthcare Facilities	Specialty Pharmacy	Total
Balance at July 1, 2013	$7,286	$475	7,761
Additions recognized as a reduction to revenues:
Continuing operation	8,254	0	8,254
Discontinued operation	2,811	0	2,811
Bad debt expense	0	255	255
Accounts written off, net of recoveries	(11,702)	(476)	(12,178)

Balance at June 30, 2014	$6,649	$254	$6,903

Net revenues included a decrease of $262 for the year ended June 30, 2015 for the settlement of filings of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $325 and $(356) for the years ended June 30, 2014 and 2013, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

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

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ and certain discontinued operations for fiscal years ended June 30, 2014 and 2013. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal years ended June 30, 2015, 2014 and 2013. EHR incentive payments received were as follows:

	2015	2014	2013
Continuing Operations
Medicare	$—	$2,021	$3,385
Medicaid	50	511	983

	$50	$2,532	$4,368

Discontinued Operations
Medicare	$703	$473	$1,872
Medicaid	—	82	485

	$703	$555	$2,357

Combined Operations
Medicare	$703	$2,494	$5,257
Medicaid	50	593	1,468

	$753	$3,087	$6,725

SunLink’s four operating hospital subsidiaries (including Fulton Hospital which is included in discontinued operations) successfully attested for the Medicare EHR program for the fiscal year ended June 30, 2014. Medicare EHR incentive payments for all four operating hospital subsidiaries totaling $2,494 were received during the quarter ended December 31, 2013 and recognized at June 30, 2014. In addition, $1,136 was received by Dexter (see Note 3.—Discontinued Operations) for the fiscal year ended June 30, 2013. This Medicare EHR incentive payment was not recognized until June 30, 2014 as Medicare EHR incentive payments cannot be recognized until the cost report information utilized to determine the final amount of reimbursement is known. The amount recognized of $1,076 was less than the amount received due to an adjustment based on the December 31, 2013 cost report as filed by the buyer of Dexter. Based on revised estimates using June 30, 2014 information, a third party receivable of $369 was recorded as of June 30, 2014 for SunLink’s four operating hospitals. This amount will be collected upon final settlement of the cost reports for fiscal year 2014. Final settlement of cost reports for fiscal year 2013 resulted in an increase of $705 in Medicare EHR incentive payments. This adjustment was recorded in fiscal year 2014.

6.	INVENTORY

Inventory consisted of the following:

	June 30,
	2015	2014
Healthcare Facilities Segment, supplies inventory	$1,405	$1,474
Specialty Pharmacy Segment, goods held for sale	2,353	2,283

	$3,758	$3,757

7.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Long-Lived Assets—A hospital facility and related equipment in Clanton, Alabama, formerly leased to a third party hospital operator is currently vacant with the exception of three leased offices. The net realizable value of the hospital and equipment was evaluated and it was determined that an impairment of the net value of the leased property, plant and equipment had occurred. An impairment charge of $789 was recognized during fiscal 2013.

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

8.	GOODWILL AND INTANGIBLE ASSETS

SunLink’s Specialty Pharmacy Segment has goodwill and intangible assets related to its Carmichael acquisition, which consists of:.

Goodwill:

	June 30,
	2015	2014
Specialty Pharmacy Segment	$461	$461

Intangible assets:

	June 30,
	2015	2014
Specialty Pharmacy Segment
Trade Name	$2,000	$2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,021)	(879)

Total	$2,837	$2,979

The Trade Name intangible asset under the Specialty Pharmacy Segment is a non-amortizing intangible asset. Customer Relationships intangible asset is being amortized over 12 years and Medicare License intangible asset is being amortized over 15 years.

Amortization expense was $142 for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2016	$142
2017	142
2018	142
2019	142
2020	125
2021 and thereafter	144

Total	$837

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2015	2014
Trace RDA Loan	$8,175	$8,624
SHPP RDA Loan	1,992	2,033
Carmichael Notes	1,741	1,852
Capital lease obligations and other	137	—

Total	12,045	12,509
Less current maturities	(816)	(561)

	$11,229	$11,948

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement, both dated as of July 5, 2012 (“Trace Working Capital Loan”).

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At June 30, 2015 and 2014, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require our SHCH subsidiary to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. If Trace is unable to remain in compliance with the financial covenants, SHCH would cease to have a right to draw on the revolving working capital loan.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at June 30, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to

SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Note”). Under amendments and modifications to the Carmichael Note during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date to October 22, 2017. The Carmichael Note currently is payable in semi-annual installments of $185 of principal and accrued interest, with the remaining balance of $1,255 due October 22, 2017. The Carmichael Note is guaranteed by the Company.

Fulton RDA Loan—SunLink and two wholly-owned subsidiaries closed on a $5,000 Loan Agreement dated as of March 16, 2012 (the “Fulton RDA Loan”) with a bank. The Fulton RDA Loan was repaid in full on December 31, 2014 concurrent with the sale of Fulton.

Debt Commitments—Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2015.:

	Debt	Interest
2016	$816	695
2017	821	681
2018	1,851	577
2019	620	490
2020	657	452
2021 and thereafter	7,280	2075

Total	$12,045	$4,970

10.	SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. Options for 140,000 shares were granted during fiscal 2013. No options have been exercised under this plan. Options outstanding under the plan were 198,000 at June 30, 2015. Options available for future issuance under the plan were 102,000 at June 30, 2015.

The 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2005. This plan permits the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricts the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. Options to purchase 90,000 shares were granted during fiscal 2015 and options to purchase 120,000 shares were granted during fiscal 2013. Options outstanding under this Plan were 392,142 at June 30, 2015. Options available for future issuance under the plan were 338,533 at June 30, 2015.

The 2001 Outside Directors’ Stock Ownership and Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on August 20, 2001. This plan permitted the grant of options to outside directors of SunLink for the purchase of up to 90,000 common shares through March 2006. Options for 90,000 shares were granted by March 2006. Options for 7,500 shares have been exercised under this plan. Options outstanding under this Plan were 0, 0 and 37,500 at June 30, 2015, 2014 and 2013 respectively. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2012	400,499	$2.62	$1.67 - $9.63
Granted	260,000	1.22	1.22
Forfeited	(43,000)	2.13	2.09 - 2.65

Options outstanding June 30, 2013	617,499	$1.92	$1.22 - $9.63
Granted	21,000	0.71	0.71
Forfeited	(89,500)	2.15	1.22 - 2.90

Options outstanding June 30, 2014	548,999	$2.71	$0.71 - $9.63
Granted	90,000	1.49	1.49
Forfeited	(48,857)	3.50	0.71 - 9.63

Options outstanding June 30, 2015	590,142	$2.46	$0.71 - $9.63

Options exercisable June 30, 2013	404,163	$3.18	$1.22 - $9.63

Options exercisable June 30, 2014	448,998	$2.97	$0.71 - $9.63

Options exercisable June 30, 2015	470,142	$2.73	$0.71 - $9.63

The weighted-average fair value of each option granted during the years ended June 30, 2015, 2014 and 2013 was $1.49, $0.71 and $1.22, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2015: estimated volatility of 84%; risk-free interest rate of 2.03%; dividend yield of 0%; and an expected life of 6 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2014: estimated volatility of 93%; risk-free interest rate of 0.89%; dividend yield of 0%; and an expected life of 5 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2013: estimated volatility of 80%; risk-free interest rate of 0.89%; dividend yield of 0%; and an expected life of 6 years. The historical volatility is used to calculate the estimated volatility. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2015, 2014, and 2013, the Company recognized $ 37, $48 and $86 respectively, of compensation expense for share options issued. As of June 30, 2015, there was $33 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal years ended June 30, 2016, 2017 and 2018.

Information with respect to stock options outstanding and exercisable at June 30, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	18,000	8.22	18,000
$1.22	210,000	7.19	180,000
$1.49	90,000	9.19	0
$1.67	60,000	6.37	60,000
$2.09	120,000	6.21	120,000
$2.51	8,000	3.23	8,000
$6.55	27,500	1.88	27,500
$8.00	29,142	2.24	29,142
$9.63	27,500	0.36	27,500

	590,142	6.81	470,142

No options were exercised during the years ended June 30, 2015, 2014 and 2013. As of June 30, 2015 and 2014, the aggregate intrinsic value of options outstanding and options exercisable were $67 and $10, respectively.

Tender Offer—In fiscal 2014, the Company announced the commencement of a tender offer to purchase for cash all of its common shares held by holders of 99 or fewer shares (“odd lots”) (“Odd Lot Tender Offer”). In addition to a $1.50 per share price, the Company offered each eligible tendering holder a bonus of one hundred dollars ($100) upon completion of the Odd Lot Tender Offer for the tender of all shares beneficially owned by such holder which were received and not withdrawn prior to the date of expiration of the Odd Lot Tender Offer, which was March 26, 2013. SunLink accepted for purchase a total of 2,631 common shares of SunLink tendered by 68 holders pursuant to the Offer. Upon completion of the Offer, the Company had approximately 9,443,334 common shares issued and outstanding and held by approximately 480 stockholders of record. The shares repurchased were retired.

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

Accumulated Other Comprehensive Loss—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2012	$(497)	$(497)
Current period change	91	91

June 30, 2013	(406)	(406)
Current period change	72	72

June 30, 2014	(334)	(334)
Current period change	(40)	(40)

June 30, 2015	$(374)	$(374)

11.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Year ended June 30,
	2015	2014	2013
Current	$(497)	$935	$(4,302)
Deferred	1,517	(283)	2,781

Total income tax expense (benefit)	$1,020	$652	$(1,521)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2015	2014
Net operating loss carryforward	$4,096	$4,288
Depreciation expense	(556)	(2,099)
Allowances for receivables	1,365	2,341
Accrued expenses	1,365	1,549
Intangible assets	2,627	3,223
Pension liabilities	238	218
Other	281	467

	9,416	9,987
Less valuation allowance	(2,564)	(2,577)

Net deferred income tax assets	$6,852	$7,410

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	Year ended June 30,
	2015	2014	2013
Income tax at Federal statutory rate	$576	$108	$(1,152)
Changes in valuation allowance—continuing operations	216	427	106
U.S. state income taxes, net of federal benefit	129	8	(558)
Share option expense	12	16	29
Other	87	93	54

Total income tax expense (benefit)—continuing operations	$1,020	$652	$(1,521)

The Company provided a $2,564 deferred tax valuation allowance as of June 30, 2015 so that the net deferred income tax assets were $6,852 as of June 30, 2015. Based upon management’s assessment, the Company determined that it was more likely than not that a portion of its deferred tax asset would not be recovered. The increase in the valuation allowance during the fiscal year ended June 30, 2014 resulted from reserving for certain state net operating loss carryforwards. It is more likely than not that these net operating loss carryforwards will not be realized in future years. The Company provided a $2,577 deferred tax valuation allowance as of June 30, 2014 so that the net deferred tax assets were $7,410 as June 30, 2014. The net operating loss carryforwards expire in 2023. The Company’s tax returns for periods prior to the fiscal year ended June 30, 2012 are no longer subject to potential federal and state income tax examination.

12.	EMPLOYEE BENEFITS

Defined Benefit Plans—No defined benefit plan is maintained for employees of either the Healthcare Facilities Segment or the Specialty Pharmacy Segment. Prior to 1997, SunLink maintained defined benefit retirement plans covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Since the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense has been classified as an expense of discontinued operations.

At June 30, 2015, the plan’s assets were invested 59% in cash and short term investments, 25% in equity investments and 15% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is in response to the poor returns on investment of the past 5 years in the equity markets, the returns available in the fixed income markets and the possible need for immediate liquidity as participants retire or withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $88, $65, $70, $67, and $64 in pension benefits in the years ending June 30, 2016 through 2020, respectively. The plan expects to pay $437 in pension benefits for the years June 30, 2021 through 2025, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contribution of $112 to the plan for the year ended June 30, 2015 and plans to make a contribution of $128 to the plan for the year ended June 30, 2016

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	Years Ended June 30,
	2015	2014	2013
Service cost	$0	$0	$0
Interest cost	60	59	68
Expected return on assets	(34)	(30)	(40)
Amortization of prior service cost	100	129	108
Settlement cost	0	0	118

Net pension expense	$126	$158	$254

Weighted -average assumptions:
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,366	$1,353
Interest cost	60	59
Actuarial loss	117	0
Benefits paid	(67)	(46)

Benefit obligation end of year	$1,476	$1,366

Change in Fair Value of Plan Assets:
Beginning fair value	$816	$737
Actual return on plan assets	(13)	17
Employer contribution	112	108
Benefits paid	(67)	(46)

Plan assets at end of year	$848	$816

Funded status of the plans	(628)	(549)
Unrecognized actuarial loss	600	535

Prepaid (accrued) benefit cost	$(28)	$(14)

Amounts Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	(28)	(14)
Accumulated other comprehensive loss*	600	535

Net amount recognized	$(628)	$(549)

•	Accumulated other comprehensive loss represents pretax minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $120 was provided for the fiscal year ended June 30, 2014. No match was provided for the fiscal years ended June 30, 2015 and 2013. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2014, 2013 and 2012.

13.	INSURANCE SETTLEMENT

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the year ended June 30, 2015.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 7 years. Rent expense was $1,335, $1,382, and $1,532, for the years ended June 30, 2015, 2014 and 2013, respectively. Minimum lease commitments as of June 30, 2015 are as follows:

Fiscal year ending June 30:
2016	$907
2017	392
2018	277
2019	159
2020	152
2021 and thereafter	30

$1,917

Physician Guarantees—At June 30, 2015, SunLink had a guarantee agreement with one physician. A physician with whom a guarantee agreement is made generally agrees to maintain his or her practice within a hospital geographic area for a specific period (normally three years) or be liable to repay all or a portion of the guarantee received. The physician’s liability for any guarantee repayment due to non-compliance with the provisions of a guarantee agreement generally is collateralized by the physician’s patient accounts receivable and/or a promissory note from the physician. All potential payments payable under this one guarantee have been paid as of June 30, 2015. SunLink expensed $67, $82, and $96, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. There were no remaining non-cancelable commitments under guarantee agreements with physicians as of June 30, 2015.

Litigation—Office of Inspector General Investigation—In March 2013, SunLink received a document subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to SunLink’s indirect subsidiary, Southern Health Corporation of Dahlonega, Inc. (“SHCD”), which owns and operates Chestatee Regional Hospital in Dahlonega, Georgia, and requested documents concerning possible false or fraudulent claims made for intensive outpatient psychiatric services provided by and billed for a third-party outpatient psychiatric service provider. The subpoena also sought information about SHCD’s relationship with the outpatient psychiatric service provider, including financial arrangements. SHCD cooperated with the government with respect to a document production, as well as by conducting a joint medical necessity review of a sampling of medical records. In April 2015, we were advised by the OIG that the investigation as it relates to SHCD has been closed and that no action will be taken by the OIG against SHCD. Accordingly, the Company regards this matter as closed.

15.	RELATED PARTIES

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $334, $689 and $1,004 to these law firms in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Included in the Company’s consolidated balance sheets at June 30, 2015 and 2014 is $89 and $115, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). During the current year, the Company modified the approach to certain expense allocations to calculate segment operating profit. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows:

2015	Healthcare Facilities	Specialty Pharmacy	Corporate and Other	Total
Net Revenues from external customers	$58,019	$33,175	$639	$91,833
Operating profit (loss)	4,878	494	(2,838)	2,534
Depreciation and amortization	1,305	796	378	2,479
Assets	28,856	12,344	15,928	57,128
Expenditures for property, plant and equipment	225	1,008	69	1,302

2014
Net Revenues from external customers	$58,191	$33,322	$461	$91,974
Operating profit (loss)	4,268	553	(3,517)	1,304
Depreciation and amortization	1,533	730	856	3,119
Assets	37,481	11,321	15,045	63,847
Expenditures for property, plant and equipment	527	711	352	1,590

2013
Net Revenues from external customers	$61,720	$33,314	$85	$95,119
Operating profit (loss)	3,474	163	(5,493)	(1,856)
Depreciation and amortization	1,931	729	826	3,486
Assets	38,904	10,948	18,151	68,003
Expenditures for property, plant and equipment	2,338	551	1,902	4,791

17.	EARNINGS PER SHARE

(Share Amounts in Thousands)

	Years Ended June 30,
	2015		2014		2013
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$674		$(333)		$(1,868)

Basic:
Weighted-average shares outstanding	9,443	$0.07	9,443	$(0.04)	9,445	$(0.20)

Diluted:
Weighted-average shares outstanding	9,496	$0.07	9,456	$(0.04)	9,445	$(0.20)

Earnings (loss) from discontinued operations	$(429)		$(212)		$6,356

Basic:
Weighted-average shares outstanding	9,443	$(0.05)	9,443	$(0.02)	9,445	$0.67

Diluted:
Weighted-average shares outstanding	9,496	$(0.05)	9,456	$(0.02)	9,445	$0.67

Net Earnings (loss)	$245		$(545)		$4,488

Basic:
Weighted-average shares outstanding	9,443	$0.03	9,443	$(0.06)	9,445	$0.48

Diluted:
Weighted-average shares outstanding	9,496	$0.03	9,456	$(0.06)	9,445	$0.48

Weighted-average number of shares outstanding—basic	9,443		9,443		9,445

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	53		13		0

Weighted-average number of shares outstanding—diluted	9,496		9,456		9,445

Share options of 617 for the year ended June 30, 2013 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(All amounts in thousands, except per share amount)

The following selected quarterly data for the years ended June 30, 2015 and 2014, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2015	$22,980	$23,351	$23,126	$22,376
	Year Ended June 30, 2014	$21,599	24,466	23,880	22,029
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2015	112	(316)	989	(111)
	Year Ended June 30, 2014	673	(576)	350	(780)

NET EARNINGS (LOSS)	Year Ended June 30, 2015	92	(411)	977	(413)
	Year Ended June 30, 2014	1,350	(964)	227	(1,158)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2015	0.01	(0.03)	0.10	(0.01)
	Year Ended June 30, 2014	0.07	(0.06)	0.04	(0.08)

Diluted	Year Ended June 30, 2015	0.01	(0.03)	0.10	(0.01)
	Year Ended June 30, 2014	0.07	(0.06)	0.04	(0.08)
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2015	0.01	(0.04)	0.10	(0.04)
	Year Ended June 30, 2014	0.14	(0.10)	0.02	(0.12)

Diluted	Year Ended June 30, 2015	$0.01	$(0.04)	$0.10	$(0.04)
	Year Ended June 30, 2014	$0.14	$(0.10)	$0.02	$(0.12)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2015	9,443	9,443	9,443	9,443
	Year Ended June 30, 2014	9,443	9,446	9,443	9,446

Diluted	Year Ended June 30, 2015	9,490	9,443	9,497	9,443
	Year Ended June 30, 2014	9,476	9,443	9,478	9,443