Form 10-Q
period 2015-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2015-11-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of Common Shares, without par value, outstanding as of November 12, 2015 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2015	June 30,
	(unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$4,506	$5,974
Receivables - net	9,483	9,625
Inventory	3,805	3,758
Deferred income tax asset	1,959	1,967
Due from third party payors	560	1,126
Prepaid expense and other assets	2,511	2,642

Total current assets	22,824	25,092

Property, plant and equipment, at cost	55,058	54,592
Less accumulated depreciation	32,779	32,259

Property, plant and equipment - net	22,279	22,333

Noncurrent Assets:
Intangible assets - net	2,801	2,837
Goodwill	461	461
Deferred income tax asset	5,425	4,885
Other noncurrent assets	1,504	1,520

Total noncurrent assets	10,191	9,703

TOTAL ASSETS	$55,294	$57,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,473	$4,459
Current maturities of long-term debt	8,397	816
Accrued payroll and related taxes	3,414	3,946
Income tax payable	0	64
Other accrued expenses	1,976	1,479

Total current liabilities	18,260	10,764

Long-Term Liabilities
Long-term debt	3,473	11,229
Noncurrent liability for professional liability risks	944	894
Other noncurrent liabilities	695	681

Total long-term liabilities	5,112	12,804

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at September 30, 2015 and at June 30, 2015	4,722	4,722
Additional paid-in capital	13,511	13,481
Retained earnings	14,063	15,731
Accumulated other comprehensive loss	(374)	(374)

Total Shareholders’ Equity	31,922	33,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,294	$57,128

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Operating revenues (net of contractual allowances)	$22,270	$24,609
Less provision for bad debts of Healthcare Facilities Segment	1,798	2,233

Net revenues	20,472	22,376
Costs and Expenses
Cost of goods sold	4,597	4,616
Salaries, wages and benefits	10,644	10,817
Provision for bad debts of Specialty Pharmacy Segment	222	0
Supplies	1,658	1,947
Purchased services	1,293	1,336
Other operating expenses	2,824	2,372
Rent and lease expense	333	348
EHR incentive payments	93	0
Depreciation and amortization	567	635

Operating Profit (Loss)	(1,759)	305

Other Income, (Expense):
Gain on sale of assets	1	0
Interest expense - net	(217)	(230)

Earnings (Loss) from Continuing Operations before income taxes	(1,975)	75
Income Tax Expense (Benefit)	(454)	186

Loss from Continuing Operations	(1,521)	(111)

Loss from Discontinued Operations, net of tax	(147)	(302)

Net Loss	(1,668)	(413)

Other comprehensive income	0	0

Comprehensive Loss	$(1,668)	$(413)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.16)	$(0.01)

Diluted	$(0.16)	$(0.01)

Discontinued Operations:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

Net Loss:
Basic	$(0.18)	$(0.04)

Diluted	$(0.18)	$(0.04)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443

Diluted	9,443	9,460

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Net Cash Used in Operating Activities	$(815)	$(941)

Cash Flows from Investing Activities:

Expenditures for property, plant and equipment - continuing operations	(478)	(418)
Expenditures for property, plant and equipment - discontinued operations	—	(11)

Net Cash Used in Investing Activities	(478)	(429)

Cash Flows from Financing Activities:
Payments on long-term debt - continuing operation	(175)	(119)
Payments on long-term debt - discontinued operations	—	(22)

Net Cash Used in Financing Activities	(175)	(141)

Net decrease in Cash and Cash Equivalents	(1,468)	(1,511)

Cash and Cash Equivalents Beginning of Period	5,974	3,587

Cash and Cash Equivalents End of Period	$4,506	$2,076

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$200	$276

Income taxes	$76	$—

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2015 and for the three month periods ended September 30, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2015 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 25, 2015. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment which is composed of two operational areas:

•	Three community hospital subsidiaries in two states with a total of 183 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	The Specialty Pharmacy Segment which is composed of four material service lines:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy business since 2008. The Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2015	2014
Net Revenues:
Fulton Hospital	$53	$3,409
Dexter Hospital	24	41
Memorial of Adel	22	(16)

	$99	$3,434

Earnings (loss) before income taxes:
Fulton Hospital	$31	$(448)
Dexter Hospital	(229)	38
Memorial of Adel	10	(24)
Life sciences and engineering	(36)	(34)

Earnings (Loss) before income taxes	(224)	(468)

Income tax expense (benefit)	(77)	(166)

Earnings (Loss) from discontinued operations	$(147)	$(302)

Fulton Hospital – On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014. In the three months ended September 30, 2015, Dexter recorded expenses of $253 relating to liabilities retained at the sale date.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (:Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2015 and 2014. The components of pension expense for the three months ended September 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended
	September 30,
	2015	2014
Interest Cost	$16	$17
Expected return on assets	(8)	(8)
Amortization of prior service cost	28	25

Net pension expense	$36	$34

SunLink contributed $32 to the plan in the three months ended September 30, 2015.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2015 and 2014, the Company recognized $30 and $6, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 45,000 and 90,000 share options granted under the 2005 Equity Incentive Plan during the three months ended September 30, 2015 and 2014, respectively. There were 30,000 and 0 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2015 and 2014, respectively.

Note 5. – Revenue Recognition and Accounts Receivables

The Company’s subsidiaries recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s subsidiaries’ ability to collect outstanding receivables is critical to their results of operations and cash flows. Amounts the Company’s subsidiaries receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s subsidiaries’ established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future an allowance for doubtful accounts is established to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

Revenues by payor were as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Healthcare Facilities Segment:
Medicare	$5,681	$7,278
Medicaid	3,165	3,369
Self-pay	1,837	1,988
Managed Care & Other Insurance	3,750	4,325
Other	48	53

Revenues before provision for doubtful accounts	14,481	17,013
Provision for doubtful accounts	(1,798)	(2,233)

Healthcare Facilities Segment Net Revenues	12,683	14,780
Specialty Pharmacy Segment Net Revenues	7,567	7,454
Other Revenues	222	142

Total Net Revenues	$20,472	$22,376

The net revenues of the Specialty Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Specialty Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	September 30,	June 30,
	2015	2015
Accounts receivable (net of contractual allowances)	$14,708	$14,972
Less allowance for doubtful accounts	(5,225)	(5,347)

Patient accounts receivable - net	$9,483	$9,625

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Specialty Pharmacy Segment for the three ended September 30, 2015:

	Healthcare	Specialty
Three Months Ended September 30, 2015:	Facilities	Pharmacy	Total
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	1,798	222	2,020
Discontinued Operations	(66)	—	(66)
Accounts written off, net of recoveries	(1,913)	(163)	(2,076)

Balance at September 30, 2015	$4,781	$444	$5,225

	Healthcare	Specialty
Three Months Ended September 30, 2014:	Facilities	Pharmacy	Total
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to revenues:
Continuing Operations	2,233	—	2,233
Discontinued Operations	956	—	956
Accounts written off, net of recoveries	(2,721)	(41)	(2,762)

Balance at September 30, 2014	$7,117	$213	$7,330

Net revenues included no amount for the three months ended September 30, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Medicare and Medicaid Electronic Health Records Incentives Deferred Gain – Medicare Electronic Health Records Incentives

For the three months ended September 30, 2015, the Company reported a net expense of $93 for Medicaid incentive payments resulting from prior year utilization. For the three months ended September 30, 2014, the Company reported no Medicare and Medicaid EHR incentive payments.

Note 7. – Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	September 30,	June 30,
	2015	2015

Specialty Pharmacy Segment Goodwill	$461	$461

	September 30,	June 30,
	2015	2015

Specialty Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,057)	(1,021)

Total Intangibles	$2,801	$2,837

Amortization expense was $36 and $36 for the three months ended September 30, 2015 and 2014, respectively.

Note 8. – Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
	2015	2015
Trace RDA Loan	$8,059	$8,175
SHPP RDA Loan	1,981	1,992
Carmichael Notes	1,741	1,741
Capital lease obligations and other	89	137

Total	11,870	12,045
Less current maturities	(8,397)	(816)

	$3,473	$11,229

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement, both dated as of July 5, 2012 (“Trace Working Capital Loan”).

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall

Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At September 30, 2015 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios, and is discussing a modification or waiver of this non-compliance with the lender. No modification or waiver has been obtained as of November 13, 2015 and the $8,059 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheet as of September 30, 2015. If Trace is unable to obtain a waiver of the noncompliance at September 30, 2015 or a modification of the covenant, it would cease to have a right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at September 30, 2015). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date of the Carmichael Purchase Notes to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and accrued interest, with the remaining balance of $1,255 due October 22, 2017. The Carmichael Purchase Notes is guaranteed by the Company.

Note 9. – Income Taxes

Income tax benefit of $454 ($430 federal tax benefit and $24 state tax benefit) and income tax expense of $186 ($220 federal tax expense and $34 state tax benefit) was recorded for the three months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company had $4,900 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

At September 30, 2015, we have provided a partial valuation allowance of $2,590 against the deferred tax asset so that the net tax asset was $7,384. Based upon management’s assessment that it is more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Note 10. – Commitments and Contingencies

Sale of Hospital Facilities — The Company has sold three hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and liabilities. – See Note 3 Discontinued Operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,397	$855	$687
2 years	318	366	222
3 years	1,309	241	151
4 years	50	166	97
5+ years	1,796	145	857

	$11,870	$1,773	$2,014

Note 11. – Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $84 and $98 for legal services to these law firms in the three months ended September 30, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2015 and June 30, 2015 is $49 and $89, respectively, of amounts payable to these law firms.

Note 12. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of September 30, 2015 and 2014 and for the three months then ended is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended September 30, 2015
Net revenues from external customers	$12,683	$7,567	$222	$20,472
Operating profit (loss)	(1,022)	(78)	(659)	(1,759)
Depreciation and amortization	293	198	76	567
Assets	28,494	12,431	14,369	55,294
Expenditures for property, plant and equipment	50	428	0	478

As of and for the three months ended September 30, 2014
Net revenues from external customers	$14,780	$7,454	$142	$22,376
Operating profit (loss)	922	134	(751)	305
Depreciation and amortization	325	168	142	635
Assets	39,098	11,611	12,913	63,622
Expenditures for property, plant and equipment	84	303	31	418

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under debt agreements;

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Specialty Pharmacy Segment.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K.

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on improving internal operations of its existing healthcare facilities and its pharmacy business. We also consider from time to time potential healthcare facility upgrades, acquisitions, development and dispositions, including but not limited to hospitals, physician clinics, nursing, long-term care and assisted living homes, medical office buildings and pharmacy businesses. We consider dispositions of facilities or operations based on a variety of factors including under-performance, asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives.

Since fiscal 2012, our efforts have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense, the under-performance of certain entities, the changing nature of certain of our subsidiary hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. Since June 30, 2012, we have sold three hospitals, one nursing home and one home health agency. As a result of these sales and the efforts to improve operations of our remaining three hospitals, two nursing homes and our Specialty Pharmacy Segment, the Company has reduced its debt from $29,021 at June 30, 2012 to $11,870 at September 30, 2015.

Even though the Company’s financial position has improved, we believe our ability to compete for acquisitions is still limited. However, during the last and current fiscal year, we have evaluated certain rural and exurban healthcare facilities, pharmacy operations and businesses which were for sale, monitored other selected acquisition targets which we believed might become available for sale, and considered the feasibility of developing future healthcare services and facilities on property we own. Although we have no current plans to do so, from time to time we may consider the acquisition of other complementary based healthcare businesses, outside of our existing business segments, which are or may become available for acquisition.

Historically, we have targeted the rural or exurban community hospital market because we believed it provided an attractive sector for investment in healthcare facilities. We continue to believe hospitals and other selected healthcare businesses in our markets generally may experience (1) less direct competition although competition has increased substantially in recent years in each market, (2) lower managed care penetration, (3) more manageable inflationary pressure with respect to certain costs, (4) higher staff, employee and community loyalty, and (5), in certain cases, opportunities for future growth. On the other hand, rural and exurban community hospitals continue to experience, among other things, substantial out-migration by patients to urban medical centers, difficulties in recruiting physician and nursing staffs, low inpatient occupancy levels, and a high proportion of government insured and uninsured patients vs. privately insured patients. The focus of future acquisition activities will depend on our evaluation of relative opportunities for growth and profitability within the business segments and services lines of our existing operations, as well as new healthcare related businesses, our financial position, the capital needs of our existing and potential operations within such existing and potential segments and services lines, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions and valuations of existing or potential new healthcare related facilities and operations, and other factors.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2015 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Specialty Pharmacy.

	Three Months Ended
	September 30,
	2015	2014	% Change

Net Revenues - Healthcare Facilities	$12,683	$14,780	-14.2%
Net Revenues - Specialty Pharmacy	7,567	7,454	1.5%
Other Revenues	222	142	56.3%

Total Net Revenues	20,472	22,376	-8.5%
Costs and expenses	(22,231)	(22,071)	0.7%

Operating profit (loss)	(1,759)	305	676.7%
Interest expense - net	(217)	(230)	-5.7%
Gain on sale of assets	1	0	NA

Earning (Loss) from continuing operations before income taxes	$(1,975)	$75	2733.3%

Healthcare Facilities Segment:
Admissions	445	632	-30%
Equivalent admissions	1,625	1,949	-17%
Surgeries	380	418	-9%
Revenue per equivalent admission	$7,805	$7,583	3%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
Source:
Medicare	39.4%	42.9%
Medicaid	21.9%	19.9%
Managed Care Insurance & Other	26.0%	25.5%
Self-pay	12.7%	11.7%

	100.0%	100.0%

Healthcare Facilities net revenues decreased $2,097 for the three months ended September 30, 2015, compared to the prior year period. Net revenues from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 22% and 13%, respectively, from the prior year period. Medicaid net revenues decreased 13% from the prior year while Self-pay net revenues decreased 8% from the prior year. The lower revenues were generally due to lower in-patient volumes.

Specialty Pharmacy Segment Net Revenues

Specialty Pharmacy net revenues for the three months ended September 30, 2015 increased $113, or 2%, from the three months ended September 30, 2014. The increase was a result of increased Durable Medical Equipment (17% increase) and Retail Pharmacy (5% increase) net revenues. Institutional Pharmacy net revenues decreased 10% due to the loss of certain contracts.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $13,705 and $13,858 for the three months ended September 30, 2015 and 2014, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended September 30,
	2015	2014
Salaries, wages and benefits	65.1%	57.8%
Supplies	12.9%	12.9%
Purchased services	8.6%	7.1%
EHR incentive payments	0.7%	0.0%
Other operating expenses	16.7%	12.0%
Rent and lease expense	1.8%	1.7%
Depreciation and amortization expense	2.3%	2.2%

Salaries, wages and benefits increased as a percentage of net revenue for the three months ended September 30, 2015 compared to the prior year period due to the decreased net revenue in the current year and the inability to reduce labor cost commensurate with the lower net revenue. Purchased services expense increased $33 for the three months ended September 30, 2015 compared to the prior year period. For the three months ended September 30, 2015, the Company reported $93 EHR incentive payments expense for an adjustment to Medicaid utilization for a prior fiscal year. Other operating expenses increased as a percentage of net revenues for the three months ended September 30, 2015 compared to the comparable prior year period due to increased insurance expense as a result of higher accrued professional and general liability claims.

Specialty Pharmacy Segment Cost and Expenses

Cost and expenses for our Specialty Pharmacy Segment, including depreciation and amortization, were $7,647 and $7,320 for the three months ended September 30, 2015 and 2014, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2015	2014
Cost of goods sold	60.8%	61.9%
Salaries, wages and benefits	24.7%	24.1%
Provision for bad debts	2.9%	0.0%
Supplies	0.3%	0.5%
Purchased services	4.1%	4.4%
Other operating expenses	4.5%	4.2%
Rent and lease expense	1.2%	0.9%
Depreciation and amortization expense	2.6%	2.3%

Cost of goods sold as a percent of net revenues decreased in the three month ended September 30, 2015 as compared to the comparable periods of the prior year due to the sales product mix for the current periods.

Salaries, wages and benefits as a percent of net revenues increased in the three month period ended September 30, 2015 as compared to the comparable period of the prior year due to the increased staffing requirements related to the net growth in the institutional pharmacy and durable medical equipment businesses. Provision for bad debts increased during the current year due to increased bad debts for institutional pharmacy and durable medical equipment customers.

Operating Profit and Loss

SunLink had an operating loss of $1,759 and an operating profit of $305 for the three months ended September 30, 2015 and 2014, respectively. The operating loss for the three months ended September 30, 2015 compared to the operating profit for the prior year’s three month period resulted from the lower Healthcare Facilities Segment net revenues and higher insurance expense this year.

Interest Expense

Interest expense was $217 and $230 for the three months ended September 30, 2015 and 2014, respectively. The reduction in interest expense was due to the lower principal balances.

Income Taxes

Income tax benefit of $454 ($430 federal tax benefit and $24 state tax benefit) and income tax expense of $186 ($220 federal tax expense and $34 state tax benefit) was recorded for the three months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company had $4,900 of estimated net operating loss carry-forwards for federal income tax purposes available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

At September 30, 2015, we have provided a partial valuation allowance of $2,590 against the deferred tax asset so that the net tax asset was $7,384. Based upon management’s assessment that it was more likely than not that a portion of its deferred tax asset (primarily its net operating losses subject to limitation) would not be recovered, the Company established a valuation allowance for the portion of the tax asset which management estimates will not be utilized.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,521 (a loss of $0.16 per fully diluted share) for the three months ended September 30, 2015 compared to loss from continuing operations of $111 (a loss of $0.01 per fully diluted share) for the three months ended September 30, 2014. The poor performance of the HealthCare Facilities Segment caused the increased loss from continuing operations after tax.

Loss from discontinued operations of $147 for the three months ended September 30, 2015 resulted primarily from expenses related to one disposed hospital. Tax benefit for discontinued operations for the three months ended September 30, 2015 was $77. The loss from discontinued operations for the three months ended September 30, 2014 of $302 resulted from pre-tax losses of a hospital sold in December 2014. Tax benefit for discontinued operations for the three months ended September 30, 2014 was $166.

Net loss for the three months ended September 30, 2015 was $1,668 (a loss of $0.18 earnings per fully diluted share) compared to a net loss of $413 (a loss of $0.04 earnings per fully diluted share) for the three months ended September 30, 2014. The increased net loss resulted from the poor performance of the HealthCare Facilities Segment this year.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Specialty Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2015 and 2014, respectively, is shown below.

	Three Months Ended
	September 30,
	2015	2014
Healthcare Facilities Adjusted EBITDA	$(729)	$1,247
Specialty Pharmacy Adjusted EBITDA	120	302
Corporate overhead costs	(583)	(609)
Taxes and interest expense	237	(416)
Other non-cash expenses and net change in operating assets and liabilities	140	(1,465)

Net cash provided by (used in) operations	$(815)	$(941)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and one facility-based revolving loan facility of $500, which has uncertain availability. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the Company’s liquidity needs. The Company and its subsidiaries currently are funding its working capital needs primarily from cash from operations and from the sale of additional assets. See “Subsidiary Loans” below.

The Company believes its hospital facilities and its specialty pharmacy business continue to underperform. The Company has incurred losses from continuing operations in twelve of the last sixteen fiscal quarters through the quarter ending September 30, 2015.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At September 30, 2015 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios, and is discussing a modification or waiver of this non-compliance with the lender. No modification or waiver has been obtained as of November 13, 2015 and the $8,059 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheets as of September 30, 2015. If Trace is unable to obtain a waiver of the noncompliance at September 30, 2015 or a modification of the covenant, it would cease to have a right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at September 30, 2015). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at September 30, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and accrued interest, with the remaining balance of $1,255 due October 22, 2017. The Carmichael Purchase Notes is guaranteed by the Company.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,397	$855	$687
2 years	318	366	222
3 years	1,309	241	151
4 years	50	166	97
5+ years	1,796	145	857

	$11,870	$1,773	$2,014

At September 30, 2015, we had outstanding long-term debt of $11,870 of which $8,059 was incurred under the Trace RDA Loan, $1,981 was incurred under the SHPP RDA Loan, $1,741 was incurred under the Carmichael Notes, and $89 was related to other debt.

Discontinued Operations

Fulton Hospital – On December 31, 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014. In the three months ended September 30, 2015, Dexter recorded expenses of $253 relating to liabilities retained at the sale date.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (“Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2015 and 2014.

Related Party Transactions

A director of the Company and the Company’s secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $84 and $98 for legal services to these law firms in the three months ended September 30, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2015 and June 30, 2015 is $49 and $89, respectively, of amounts payable to these law firms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2015in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated:    November 13, 2015