Form 10-Q
period 2015-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2016-02-16
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of Common Shares, without par value, outstanding as of February 16, 2016 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2015 (unaudited)	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,742	$5,974
Receivables - net	9,067	9,625
Inventory	3,648	3,758
Deferred income tax asset	0	1,967
Due from third party payors	0	1,126
Prepaid expense and other assets	2,536	2,642

Total current assets	18,993	25,092

Property, plant and equipment, at cost	55,398	54,592
Less accumulated depreciation	33,310	32,259

Property, plant and equipment - net	22,088	22,333

Noncurrent Assets:
Intangible assets - net	2,766	2,837
Goodwill	461	461
Deferred income tax asset	0	4,885
Other noncurrent assets	1,400	1,520

Total noncurrent assets	4,627	9,703

TOTAL ASSETS	$45,708	$57,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,697	$4,459
Current maturities of long-term debt	8,246	816
Accrued payroll and related taxes	2,798	3,946
Due to third party payors	722	0
Income tax payable	0	64
Other accrued expenses	1,528	1,479

Total current liabilities	17,991	10,764

Long-Term Liabilities
Long-term debt	3,333	11,229
Noncurrent liability for professional liability risks	1,146	894
Other noncurrent liabilities	652	681

Total long-term liabilities	5,131	12,804

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value: Issued and outstanding, 9,444 shares at December 31, 2015 and at June 30, 2015	4,722	4,722
Additional paid-in capital	13,521	13,481
Retained earnings	4,717	15,731
Accumulated other comprehensive loss	(374)	(374)

Total Shareholders’ Equity	22,586	33,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,708	$57,128

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Operating revenues (net of contractual allowances)	$21,417	$25,108	$43,687	$49,717
Less provision for bad debts of Healthcare Facilities Segment	1,135	1,982	2,933	4,215

Net revenues	20,282	23,126	40,754	45,502
Costs and Expenses
Cost of goods sold	5,371	5,456	9,968	10,072
Salaries, wages and benefits	10,256	10,589	20,900	21,406
Provision for bad debts of Specialty Pharmacy Segment	138	123	360	123
Supplies	1,649	1,897	3,307	3,844
Purchased services	1,291	1,162	2,584	2,498
Other operating expenses	2,446	1,968	5,270	4,340
Rent and lease expense	310	329	643	677
Insurance settlement	0	(1,000)	0	(1,000)
EHR incentive payments	7	0	100	0
Depreciation and amortization	593	580	1,160	1,215

Operating Profit (Loss)	(1,779)	2,022	(3,538)	2,327
Other Income, (Expense):
Gain on sale of assets	6	0	7	0
Interest expense - net	(209)	(234)	(426)	(464)

Earnings (Loss) from Continuing Operations before income taxes	(1,982)	1,788	(3,957)	1,863
Income Tax Expense	7,306	799	6,852	985

Earnings (Loss) from Continuing Operations	(9,288)	989	(10,809)	878
Loss from Discontinued Operations, net of tax	(58)	(12)	(205)	(314)

Net Earnings (Loss)	(9,346)	977	(11,014)	564
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(9,346)	$977	$(11,014)	$564

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.98)	$0.10	$(1.14)	$0.09

Diluted	$(0.98)	$0.10	$(1.14)	$0.09

Discontinued Operations:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Net Earnings (Loss):
Basic	$(0.99)	$0.10	$(1.17)	$0.06

Diluted	$(0.99)	$0.10	$(1.17)	$0.06

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443	9,443	9,443

Diluted	9,443	9,497	9,443	9,478

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Net Cash Used in Operating Activities	$(921)	$(52)

Cash Flows from Investing Activities:
Proceeds from sale of Fulton Hospital	0	6,090
Expenditures for property, plant and equipment - continuing operations	(845)	(737)
Expenditures for property, plant and equipment - discontinued operations	—	(11)

Net Cash Provided by (Used in) Investing Activities	(845)	5,342

Cash Flows from Financing Activities:
Payments on long-term debt - continuing operation	(466)	(239)
Payments on long-term debt - discontinued operations	—	(4,842)
Proceeds of long-term debt	—	175

Net Cash Used in Financing Activities	(466)	(4,906)

Net increase (decrease) in Cash and Cash Equivalents	(2,232)	384
Cash and Cash Equivalents Beginning of Period	5,974	3,587

Cash and Cash Equivalents End of Period	$3,742	$3,971

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$390	$562

Income taxes	$76	$29

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2015 and for the three and six month periods ended December 31, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2015 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 25, 2015. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six months period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segment which is composed of two operational areas:

•	Three community hospital subsidiaries in two states with a total of 183 licensed beds;

•	Two nursing homes with a total of 166 licensed beds, each of which is located adjacent to a corresponding SunLink community hospital; and

•	The Pharmacy Segment which is composed of four material service lines:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the Pharmacy business since 2008. The Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of SunLink ScriptsRx, LLC.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net Revenues:
Fulton Hospital	$11	$3,321	$64	$6,730
Dexter Hospital	4	90	28	131
Memorial of Adel	18	69	40	53

	$33	$3,480	$132	$6,914

Earnings (loss) before income taxes:
Fulton Hospital	$41	$(449)	$72	$(897)
Dexter Hospital	4	532	(225)	570
Memorial of Adel	9	56	19	32
Life sciences and engineering	(35)	(30)	(71)	(64)

Earnings (loss) before income taxes	19	109	(205)	(359)
Loss on Sale:
Fulton Hospital	0	(191)	0	(191)

Earnings (Loss) before income taxes	0	(191)	0	(191)

Income tax expense (benefit)	77	(70)	0	(236)

Loss from discontinued operations	$(58)	$(12)	$(205)	$(314)

Fulton Hospital – On December 31. 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2015 and 2014.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2015 and 2014. In the six months ended December 31, 2015, Dexter recorded expenses of $253 relating to liabilities retained at the sale date.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (:Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and six month periods ended December 31, 2015 and 2014.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2015 and 2014.

The components of pension expense for the three and six months ended December 31, 2015 and 2014, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest Cost	$16	$16	$32	$33
Expected return on assets	(8)	(7)	(16)	(15)
Amortization of prior service cost	27	23	55	48

Net pension expense	$35	$32	$71	$66

SunLink contributed $32 and $64 to the plan in the three and six months ended December 31, 2015.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended December 31, 2015 and 2014, the Company recognized $9 and $15, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2015 and 2014, the Company recognized $39 and $21, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 45,000 and 90,000 share options granted under the 2005 Equity Incentive Plan during the six months ended December 31, 2015 and 2014, respectively. There were 30,000 and 0 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2015 and 2014, respectively.

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

Revenues by payor were as follows for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Healthcare Facilities Segment:
Medicare	$4,520	$6,685	$10,201	$13,963
Medicaid	3,617	3,602	6,782	6,971
Self-pay	869	2,002	2,706	3,990
Managed Care & Other Insurance	3,590	4,189	7,340	8,514
Other	46	43	94	96

Revenues before provision for doubtful accounts	12,642	16,521	27,123	33,534
Provision for doubtful accounts	(1,135)	(1,982)	(2,933)	(4,215)

Healthcare Facilities Segment Net Revenues	11,507	14,539	24,190	24,189
Specialty Pharmacy Segment Net Revenues	8,568	8,430	16,135	15,884
Other Revenues	207	157	429	299

Total Net Revenues	$20,282	$23,126	$40,754	$45,502

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	December 31,	June 30,
	2015	2015
Accounts receivable (net of contractual allowances)	$13,554	$14,972
Less allowance for doubtful accounts	(4,487)	(5,347)

Patient accounts receivable - net	$9,067	$9,625

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Pharmacy Segment for the three and six months ended December 31, 2015 and 2014:

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Three Months Ended December 31, 2015:
Balance at October 1, 2015	$4,781	$444	$5,225
Additions recognized as a reduction to revenues:
Continuing Operations	1,135	138	1,273
Discontinued Operations	(33)	—	(33)
Accounts written off, net of recoveries	(1,828)	(150)	(1,978)

Balance at December 31, 2015	$4,055	$432	$4,487

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Six Months Ended December 31, 2015:
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	2,933	360	3,293
Discontinued Operations	(99)	—	(99)
Accounts written off, net of recoveries	(3,741)	(313)	(4,054)

Balance at December 31, 2015	$4,055	$432	$4,487

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Three Months Ended December 31, 2014:
Balance at October 1, 2014	$7,117	$213	$7,330
Additions recognized as a reduction to revenues:
Continuing Operations	1,982	80	2,062
Discontinued Operations	1,126	—	1,126
Accounts written off, net of recoveries	(3,170)	(69)	(3,239)

Balance at December 31, 2014	$7,055	$224	$7,279

	Healthcare	Specialty
	Facilities	Pharmacy	Total
Six Months Ended December 31, 2014:
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to revenues:
Continuing Operations	4,215	80	4,295
Discontinued Operations	2,082	—	2,082
Accounts written off, net of recoveries	(5,891)	(110)	(6,001)

Balance at December 31, 2014	$7,055	$224	$7,279

Net revenues included reductions of $815 and $297 for the three and six months ended December 31, 2015 and 2014, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. –	Medicare and Medicaid Electronic Health Records Incentives Deferred Gain – Medicare Electronic Health Records Incentives

For the three months ended December 31, 2015, the Company reported a net expense of $7 for Medicare and Medicaid incentive payments resulting from prior year utilization. For the six months ended December 31, 2015, the Company reported a net expense of $100 for Medicare and Medicaid incentive payments resulting from prior year utilization. For the three and six months ended December 31, 2014, the Company reported no Medicare and Medicaid EHR incentive payments.

Note 7. - Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	December 31,	June 30,
	2015	2015
Specialty Pharmacy Segment Goodwill	$461	$461

Intangibles consist of the following, net of amortization:

	December 31,	June 30,
	2015	2015
Specialty Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,092)	(1,021)

Total Intangibles	$2,766	$2,837

Amortization expense was $35 and $35 for the three months ended December 31, 2015 and 2014, respectively and $71 and $71 for the six months ended December 31, 2015 and 2014, respectively.

Note 8. –Long-Term Debt

Long-term debt consisted of the following:

	December 31,	June 30,
	2015	2015
Trace RDA Loan	$7,941	$8,175
SHPP RDA Loan	1,970	1,992
Carmichael Notes	1,627	1,741
Capital lease obligations and other	41	137

Total	11,579	12,045
Less current maturities	(8,246)	(816)

	$3,333	$11,229

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement, both dated as of July 5, 2012 (“Trace Working Capital Loan”).

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the

U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At December 31, 2015 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015 and December 31, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios, and is discussing a modification or waiver of this non-compliance with the lender. No modification or waiver has been obtained as of February 16, 2016 and the $7,941 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheet as of December 31, 2015. If Trace is unable to obtain a waiver of the noncompliance at September 30, 2015 and December 31, 2015 or a modification of the covenant, it would cease to have a right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at December 31, 2015). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date of the Carmichael Purchase Notes to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,257 due October 22, 2017. The Carmichael Purchase Notes is guaranteed by the Company.

Note 9. – Income Taxes

Income tax expense of $7,306 ($6,640 federal tax expense and $666 state tax expense) and income tax expense of $799 ($643 federal tax expense and $156 state tax expense) was recorded for the three months ended December 31, 2015 and 2014, respectively. Income tax expense of $6,852 ($6,210 federal tax expense and $642 state tax expense) and income tax expense of $985 ($863 federal tax expense and $122 state tax expense) was recorded for the six months ended December 31, 2015 and 2014, respectively.

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (‘ASC”) 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At December 31, 2015, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized an additional valuation allowance of $7,384 against the deferred tax asset so that the net tax asset was $0 at December 31, 2015. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence, including future plans.

The principal negative evidence that led us to determine at December 31, 2015 that all the deferred tax assets should have a full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural hospital businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at December 31, 2015, the Company had approximately $8,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

Note 10. – Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in three and six months ended December 31, 2014.

Note 11. – Commitments and Contingencies

Sale of Hospital Facilities — The Company has sold three hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and liabilities. – See Note 3 Discontinued Operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,246	$921	$667
2 years	1,450	399	210
3 years	49	288	99
4 years	51	178	96
5+ years	1,783	110	1,072

	$11,579	$1,896	$2,144

Note 12. - Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $49 and $91 for legal services to these law firms in the three months ended December 31, 2015 and 2014, respectively. The Company has expensed an aggregate of $133 and $190 for legal services to these law firms in the six months ended December 31, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2015 and June 30, 2015 is $48 and $89, respectively, of amounts payable to these law firms.

Note 13. - Financial Information by Segment

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of SunLink’s chief executive officer and other members of SunLink’s senior management. Our two reportable operating segments are Healthcare Facilities and Pharmacy.

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of December 31, 2015 and 2014 and for the three and six months then ended is as follows:

	Healthcare	Specialty	Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended December 31, 2015
Net revenues from external customers	$11,507	$8,568	$207	$20,282
Operating profit (loss)	(1,447)	294	(627)	(1,779)
Depreciation and amortization	302	222	69	593
Assets	26,857	12,887	5,964	45,708
Expenditures for property, plant and equipment	55	311	1	367
As of and for the three months ended December 31, 2014
Net revenues from external customers	$14,539	$8,430	$157	$23,126
Operating profit (loss)	2,345	72	(395)	2,022
Depreciation and amortization	360	177	43	580
Assets	33,843	12,165	13,830	59,838
Expenditures for property, plant and equipment	48	271	0	319
As of and for the six months ended December 31, 2015
Net revenues from external customers	$24,190	$16,135	$429	$40,754
Operating profit (loss)	(2,469)	216	(1,285)	(3,538)
Depreciation and amortization	603	420	137	1,160
Assets	26,857	12,887	5,964	45,708
Expenditures for property, plant and equipment	105	739	1	845
As of and for the six months ended December 31, 2014
Net revenues from external customers	$29,319	$15,884	$299	$45,502
Operating profit (loss)	3,267	206	(1,146)	2,327
Depreciation and amortization	720	345	150	1,215
Assets	33,843	12,165	13,830	59,838
Expenditures for property, plant and equipment	132	574	31	737

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home and Pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and Pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending existing agreements;

•	changes in interest rates under debt agreements;

•	the ability or inability to refinance former or existing indebtedness and potential defaults under existing indebtedness;

•	restrictions imposed by existing or future debt agreements;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Pharmacy Segment.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees and other obligations relating to discontinued operations, including sold facilities, retained or acquired subsidiaries and former subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	anticipated adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals and healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on the sale or disposition of its underperforming or non-strategic assets and improving internal operations of its existing healthcare facilities and its pharmacy business. The Company considers dispositions of facilities or operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives. The Company also is considering potential healthcare facility upgrades.

Since fiscal 2012, our efforts have been more focused on the disposition of hospital facilities than on acquisitions due to our financial position and need to reduce our leverage and interest expense. The Company expects to continue the disposition of its under-performing hospitals due to the changing nature of rural and exurban hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. Since June 30, 2012, we have sold three hospitals, one nursing home and one home health agency. As a result of these sales, the Company received aggregate consideration of $24,370 and reduced its debt from $29,021 at June 30, 2012 to $11,579 at December 31, 2015.

In December 2015, the Company entered into a non-binding letter of intent to lease the emergency department and medical office building at one of its North Georgia hospitals to a regional healthcare system. The lease transaction is subject to a number of conditions precedent including regulatory approval and negotiation of definitive leases. If the contemplated transaction closes, the Company will discontinue in-patient acute care services at that hospital and will continue to operate its 100-bed skilled nursing facility which is located adjacent to the hospital. In addition, the company has engaged an investment advisor to explore the sale of its Pharmacy segment. If the lease transaction closes and the company is successful in selling its Pharmacy segment, the use of net proceeds from such transactions may include, among other things, a return of capital to shareholders via a repurchase of shares or a dividend, or for other corporate purposes. However, there can be no assurance any lease or sale transaction will be completed or, if so, that there will be sufficient proceeds to return capital to shareholders or for future acquisitions and development.

Historically, we have targeted the rural or exurban community hospital markets because we believed they provided an attractive sector for investment in healthcare facilities. On the other hand, rural and exurban community hospitals continue to experience, among other things, substantial out-migration by patients to urban and suburban medical centers, difficulties in recruiting physician and nursing staffs, low and declining inpatient occupancy levels, and a high proportion of government insured and uninsured patients vs. privately insured patients. The focus of future acquisition activities will depend on, among other things, our financial position, the capital needs of our existing operations, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions, and valuations of existing and potential new healthcare, senior living and related facilities and operations, and other factors.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2015 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2015	2014	% Change	2015	2014	% Change
Net Revenues - Healthcare Facilities	$11,507	$14,539	-20.9%	$24,190	$29,319	-17.5%
Net Revenues - Pharmacy	8,568	8,430	1.6%	16,135	15,884	1.6%
Other Revenues	207	157	31.8%	429	299	43.5%

Total Net Revenues	20,282	23,126	-12.3%	40,754	45,502	-10.4%
Costs and expenses	(22,061)	(21,104)	4.5%	(44,292)	(43,175)	2.6%

Operating profit (loss)	(1,779)	2,022	NA	(3,538)	2,327	NA
Interest expense - net	(209)	(234)	-10.7%	(426)	(464)	-8.2%
Gain on sale of assets	6	0	NA	7	0	NA

Earning (Loss) from continuing operations before income taxes	$(1,982)	$1,788	NA	$(3,957)	$1,863	NA

Healthcare Facilities Segment:
Admissions	387	660	-41%	832	1,292	-36%
Equivalent admissions	1,539	1,787	-14%	3,164	3,736	-15%
Surgeries	312	410	-24%	692	828	-16%
Revenue per equivalent admission	$7,477	$8,136	-8%	$7,645	$7,848	-3%

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

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Source:
Medicare	35.9%	40.5%	37.7%	41.8%
Medicaid	28.7%	21.8%	25.1%	20.8%
Managed Care Insurance & Other	28.5%	25.4%	27.2%	25.5%
Self-pay	6.9%	12.3%	10.0%	11.9%

	100.0%	100.0%	100.0%	100.0%

Healthcare Facilities net revenues decreased $3,032 for the three months ended December 31, 2015, compared to the prior year period. Net revenues from all payer sources either decreased or had no change compared to last year. Medicare and Managed Care net revenues decreased 32% and 14%, respectively, from the prior year period. Medicaid net revenues increased slightly, less than 1%, from the prior year while Self-pay net revenues decreased 57% from the prior year. The lower revenues were generally due to lower in-patient volumes.

Healthcare Facilities net revenues decreased $5,129 for the six months ended December 31, 2015, compared to the prior year period. Net revenues from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 27% and 14%, respectively, from the prior year period. Medicaid net revenues decreased 3% from the prior year while Self-pay net revenues decreased 32% from the prior year. The lower revenues were generally due to lower in-patient volumes.

The lower patient volumes for the periods above result from several factors. One facility does not accept the insurance provided by Health Insurance Marketplace plan offered through the Federal government due to the low reimbursement rates offered by the plan in calendar 2015. It also made renovations at the facility, now completed during the six months which disrupted the patient areas. This facility also closed its emergency department in September 2014 to reduce its self-pay admissions but the change has resulted in a loss of physicians which has decreased admissions. Another facility has seen reduced admissions due to changes in physician staffing as well as the on-going negative perception and publicity resulting from a proposal to lease the emergency room and medical office building to a regional healthcare system and discontinue inpatient services.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended December 31, 2015 increased $138, or 2%, from the three months ended December 31, 2014. The increase was a result of a 23% increase in Durable Medical Equipment net revenues partially offset by a decrease in Institutional Pharmacy revenue. Pharmacy net revenues decreased 7% due to the loss of certain institution contracts and lower revenue from one infusion drug which is primarily sold to Medicaid beneficiaries. Louisiana Medicaid has restricted both the number of eligible customers and approved doses of the drug over the last several years.

Pharmacy Segment net revenues for the six months ended December 31, 2015 increased $251, or 2%, from the six months ended December 31, 2014. The increase was a result of increased Durable Medical Equipment (19% increase) and Retail Pharmacy (2% increase) net revenues partially offset by a decrease in Institutional Pharmacy revenue. Institutional Pharmacy net revenues decreased 9% due to the loss of certain institution contracts and lower revenue from one infusion drug which is primarily sold to Medicaid beneficiaries. Louisiana Medicaid has restricted both the number of eligible customers and approved doses of the drug over the last several years.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $12,953 and $12,194 for the three months ended December 31, 2015 and 2014, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $26,659 and $26,052 for the six months ended December 31, 2015 and 2014, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Salaries, wages and benefits	69.0%	56.5%	67.0%	57.1%
Supplies	14.0%	12.8%	13.4%	12.9%
Purchased services	9.3%	8.2%	8.9%	8.4%
EHR incentive payments	0.1%	0.0%	0.4%	0.0%
Other operating expenses	15.6%	12.9%	16.2%	12.5%
Rent and lease expense	1.8%	2.3%	1.8%	2.3%
Depreciation and amortization expense	2.6%	2.2%	2.4%	2.2%

All expense categories except rents and leases increased as a percentage of net revenue for the three and six months ended December 31, 2015 compared to the prior year period due to the decreased net revenue in the current year and the inability to reduce labor cost commensurate with the lower net revenue. Salaries, wages and benefit expense decreased $272 and $558 for the three and six months ended December 31, 2015, respectively. Other operating expense for the three and six months ended December 31, 2014 included a $500 credit for the settlement received of a lawsuit.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $8,274 and $8,358 for the three months ended December 31, 2015 and 2014, respectively. Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $15,919 and $15,678 for the six months ended December 31, 2015 and 2014, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of goods sold	62.7%	64.7%	61.8%	63.4%
Salaries, wages and benefits	21.5%	22.8%	23.0%	23.4%
Provision for bad debts	1.6%	0.9%	2.2%	0.5%
Supplies	0.4%	0.4%	0.4%	0.4%
Purchased services	3.4%	3.7%	3.6%	4.1%
Other operating expenses	3.5%	3.7%	3.9%	3.8%
Rent and lease expense	0.9%	0.8%	1.1%	0.9%
Depreciation and amortization expense	2.6%	2.1%	2.6%	2.2%

Cost of goods sold as a percent of net revenues decreased in the three and six month ended December 31, 2015 as compared to the comparable periods of the prior year due to the sales product mix for the current periods.

Salaries, wages and benefits as a percent of net revenues decreased in the three and six month periods ended December 31, 2015 as compared to the comparable period of the prior year due to the increased pharmacy revenues. Provision for bad debts increased during the current year due to increased bad debts for institutional pharmacy and durable medical equipment customers.

Insurance Settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in three and six months ended December 31, 2014.

Operating Profit and Loss

SunLink had an operating loss of $1,779 compared to an operating profit of $2,022 for the three months ended December 31, 2015 and 2014, respectively. The operating loss of $3,538 for the six months ended December 31, 2015 compared to an operating profit of $2,327 for the six months ended December 31, 2014. The operating loss for the three months ended December 31, 2015 compared to the operating profit for the prior year’s three month period resulted from the lower Healthcare Facilities Segment net revenues and higher insurance expense this year.

Interest Expense

Interest expense was $209 and $234 for the three months ended December 31, 2015 and 2014, respectively. Interest expense was $426 and $464 for the six months ended December 31, 2015 and 2014, respectively. The reduction in interest expense was due to the lower principal balances.

Income Taxes

Income tax expense of $7,306 ($6,640 federal tax expense and $666 state tax expense) and income tax expense of $799 ($643 federal tax expense and $156 state tax expense) was recorded for the three months ended December 31, 2015 and 2014, respectively. Income tax expense of $6,852 ($6,210 federal tax expense and $642 state tax expense) and income tax expense of $985 ($863 federal tax expense and $122 state tax expense) was recorded for the six months ended December 31, 2015 and 2014, respectively.

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (‘ASC”) 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At December 31, 2015, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized an additional valuation allowance of $7,384 against the deferred tax asset so that the net tax asset was $0 at December 31, 2015. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence, including future plans which could include sale of assets.

The principal negative evidence that led us to determine at December 31, 2015 that all the deferred tax assets should have a full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural hospital businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at December 31, 2015, the Company had approximately $8,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

Earnings (Loss) After Taxes

Loss from continuing operations was $9,288 (a loss of $0.98 per fully diluted share) for the three months ended December 31, 2015 compared to earnings from continuing operations of $989 ($0.10 per fully diluted share) for the three months ended December 31, 2014. Loss from continuing operations was $10,809 (a loss of $1.14 per fully diluted share) for the six months ended December 31, 2015 compared to earnings from continuing operations of $878 ($0.09 per fully diluted share) for the six months ended December 31, 2014. The losses in the current three and six-month periods resulted from a valuation reserve of $7,307 to deferred income tax assets, the poor performance of the HealthCare Facilities Segment and the non-recurrence of the insurance and lawsuit settlements which are reported in the three months ended December 31, 2014 resulted in the caused the losses from continuing operations after tax reported in the current fiscal year periods.

Loss from discontinued operations of $58 for the three months ended December 31, 2015 resulted primarily from the $77 of income tax expense, which resulted from the elimination of the income tax benefit recorded in the quarter ended September 30, 2015. The loss from discontinued operations for the six months ended December 31, 2015 of $205 resulted from liabilities retained at the sale date.

Net loss for the three months ended December 31, 2015 was $9,346 (a loss of $0.99 fully diluted share) compared to net income of $977 ($0.10 earnings per fully diluted share) for the three months ended December 31, 2014. Net loss for the six months ended December 31, 2015 was $11,014 (a loss of $1.17 earnings per fully diluted share) compared to net income of $564 ($0.06 earnings per fully diluted share) for the six months ended December 31, 2014.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and six months ended December 31, 2015 and 2014, respectively, is shown below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Healthcare Facilities Adjusted EBITDA	$(1,145)	$2,705	$(1,866)	$3,987
Pharmacy Adjusted EBITDA	516	249	636	551
Corporate overhead costs	(557)	(352)	(1,148)	(996)
Taxes and interest expense	(7,515)	(1,033)	(7,278)	(1,449)
Other non-cash expenses and net change in operating assets and liabilities	8,595	(680)	8,735	(2,145)

Net cash provided by (used in) operations	$(106)	$889	$(921)	$(52)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the Company’s liquidity needs. The Company and its subsidiaries currently are funding its working capital needs primarily from cash from operations and from the sale of additional assets. See “Subsidiary Loans” below.

The Company believes its hospital facilities and its Pharmacy business continue to underperform. The Company has incurred losses from continuing operations in thirteen of the last seventeen fiscal quarters through the quarter ending December 31, 2015.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2015). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At December 31, 2015 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015 and December 31, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios, and is discussing a modification or waiver of this non-compliance with the lender. No modification or waiver has been obtained as of February 16, 2016 and the $7,941 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheet as of December 31, 2015. If Trace is unable to obtain a waiver of the noncompliance at September 30, 2015 and December 31, 2015 or a modification of the covenant, it would cease to have a right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at December 31, 2015). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.25% at December 31, 2015). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2014, the Company made payments of principal and interest with additional notes and extended the maturity date of the Carmichael Purchase Notes to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,257 due October 22, 2017. The Carmichael Purchase Notes is guaranteed by the Company.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2015 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,246	$921	$667
2 years	1,450	399	210
3 years	49	288	99
4 years	51	178	96
5+ years	1,783	110	1,072

	$11,579	$1,896	$2,144

At December 31, 2015, we had outstanding long-term debt of $11,579 of which $7,941 was incurred under the Trace RDA Loan, $1,970 was incurred under the SHPP RDA Loan, $1,627 was incurred under the Carmichael Notes, and $41 was related to other debt.

Discontinued Operations

Fulton Hospital – On December 31, 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended December 31, 2015 and 2014.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended December 31, 2015 and 2014. In the six months ended December 31, 2015, Dexter recorded expenses of $253 relating to liabilities retained at the sale date.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (“Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended December 31, 2015 and 2014.

Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $49 and $91 for legal services to these law firms in the three months ended December 31, 2015 and 2014, respectively. The Company has expensed an aggregate of $133 and $190 for legal services to these law firms in the six months ended December 31, 2015 and 2014, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2015 and June 30, 2015 is $48 and $89, respectively, of amounts payable to these law firms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2015 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 16, 2016