Form 10-Q
period 2016-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2016-05-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of Common Shares, without par value, outstanding as of May 13, 2016 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2016	June 30,
	(unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,889	$5,974
Receivables - net	8,463	9,625
Inventory	3,618	3,758
Deferred income tax asset	0	1,967
Due from third party payors	0	1,126
Prepaid expense and other assets	2,440	2,642

Total current assets	18,410	25,092

Property, plant and equipment, at cost	55,741	54,592
Less accumulated depreciation	33,887	32,259

Property, plant and equipment - net	21,854	22,333

Noncurrent Assets:
Intangible assets - net	2,731	2,837
Goodwill	461	461
Deferred income tax asset	0	4,885
Other noncurrent assets	1,463	1,520

Total noncurrent assets	4,655	9,703

TOTAL ASSETS	$44,919	$57,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,975	$4,459
Current maturities of long-term debt	8,123	816
Accrued payroll and related taxes	3,189	3,946
Due to third party payors	1,078	0
Income tax payable	2	64
Other accrued expenses	1,689	1,479

Total current liabilities	19,056	10,764

Long-Term Liabilities
Long-term debt	3,321	11,229
Noncurrent liability for professional liability risks	1,217	894
Other noncurrent liabilities	566	681

Total long-term liabilities	5,104	12,804

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at March 31, 2016 and at June 30, 2015	4,722	4,722
Additional paid-in capital	13,529	13,481
Retained earnings	2,882	15,731
Accumulated other comprehensive loss	(374)	(374)

Total Shareholders’ Equity	20,759	33,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,919	$57,128

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Operating revenues (net of contractual allowances)	$20,734	$25,196	$64,421	$74,913
Less provision for bad debts of Healthcare Facilities Segment	759	1,845	3,692	6,060

Net revenues	19,975	23,351	60,729	68,853
Costs and Expenses
Cost of goods sold	5,614	6,181	15,582	16,253
Salaries, wages and benefits	9,887	10,729	30,787	32,135
Provision for bad debts of Specialty Pharmacy Segment	69	65	429	188
Supplies	1,347	1,702	4,654	5,546
Purchased services	1,138	1,382	3,722	3,880
Other operating expenses	2,508	2,696	7,778	7,036
Rent and lease expense	302	343	945	1,020
Insurance settlement	0	0	0	(1,000)
EHR incentive payments	0	(64)	100	(64)
Depreciation and amortization	618	602	1,778	1,817

Operating Profit (Loss)	(1,508)	(285)	(5,046)	2,042
Other Income, (Expense):
Gain on sale of assets	5	13	12	13
Interest expense - net	(211)	(213)	(637)	(677)

Earnings (Loss) from Continuing Operations before income taxes	(1,714)	(485)	(5,671)	1,378
Income Tax Expense (Benefit)	0	(169)	6,852	816

Earnings (Loss) from Continuing Operations	(1,714)	(316)	(12,523)	562
Loss from Discontinued Operations, net of tax	(121)	(95)	(326)	(409)

Net Earnings (Loss)	(1,835)	(411)	(12,849)	153
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(1,835)	$(411)	$(12,849)	$153

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.18)	$(0.03)	$(1.33)	$0.06

Diluted	$(0.18)	$(0.03)	$(1.33)	$0.06

Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Net Earnings (Loss):
Basic	$(0.19)	$(0.04)	$(1.36)	$0.02

Diluted	$(0.19)	$(0.04)	$(1.36)	$0.02

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443	9,443	9,443

Diluted	9,443	9,443	9,443	9,481

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(291)	$1,292

Cash Flows from Investing Activities:
Proceeds from sale of Fulton Hospital	0	6,090
Expenditures for property, plant and equipment - continuing operations	(1,193)	(995)
Expenditures for property, plant and equipment - discontinued operations	0	(11)

Net Cash Provided by (Used in) Investing Activities	(1,193)	5,084

Cash Flows from Financing Activities:
Payments on long-term debt - continuing operation	(601)	(4,842)
Payments on long-term debt - discontinued operations	0	(411)
Proceeds of long-term debt	0	175

Net Cash Used in Financing Activities	(601)	(5,078)

Net increase (decrease) in Cash and Cash Equivalents	(2,085)	1,298
Cash and Cash Equivalents Beginning of Period	5,974	3,587

Cash and Cash Equivalents End of Period	$3,889	$4,885

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$579	$614

Income taxes	$78	$203

Assets acquired under capital lease obligation - continuing operations	$—	$41

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2016

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2016 and for the three and nine month periods ended March 31, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2015 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 25, 2015. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine months period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net Revenues:
Fulton Hospital	$20	$(9)	$84	$6,721
Dexter Hospital	4	186	32	764
Memorial of Adel	(8)	10	32	63

	$16	$187	$148	$7,548

Earnings (loss) before income taxes:
Fulton Hospital	$(71)	$(299)	$1	$(1,196)
Dexter Hospital	1	184	(224)	754
Memorial of Adel	(15)	2	4	34
Life sciences and engineering	(36)	(31)	(107)	(95)

Earnings (loss) before income taxes	(121)	(144)	(326)	(503)

Loss on Sale:
Fulton Hospital	0	(6)	0	(197)

Earnings (Loss) before income taxes	0	(6)	0	(197)

Income tax expense (benefit)	—	(55)	0	(291)

Earnings (Loss) from discontinued operations	$(121)	$(95)	$(326)	$(409)

Fulton Hospital – On December 31, 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015. In the three months ended March 31, 2016, Fulton recorded expenses of $91 relating to liabilities retained at the sale date, consisting primarily of retained employment related expenses.

Dexter Hospital - On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015. In the nine months ended March 31, 2016, Dexter recorded expenses of $256 relating to liabilities retained at the sale date, resulting primarily from an increase to professional claims liability reserve.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (“Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2016 and 2015.

The components of pension expense for the three and nine months ended March 31, 2016 and 2015, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest Cost	$16	$16	$48	$49
Expected return on assets	(7)	(7)	(24)	(22)
Amortization of prior service cost	22	23	83	70

Net pension expense	$31	$32	$107	$97

SunLink contributed $32 and $96 to the plan in the three and nine months ended March 31, 2016.

Note 4. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended March 31, 2016 and 2015, the Company recognized $10 and $12, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2016 and 2015, the Company recognized $49 and $33, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 45,000 and 90,000 share options granted under the 2005 Equity Incentive Plan during the nine months ended March 31, 2016 and 2015, respectively. There were 30,000 and 0 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2016 and 2015, respectively.

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

Revenues by payor were as follows for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Healthcare Facilities Segment:
Medicare	$5,236	$6,573	$15,437	$20,536
Medicaid	3,410	3,591	10,192	10,562
Self-pay	554	1,565	3,260	5,555
Managed Care & Other Insurance	2,829	3,911	10,169	12,425
Other	45	55	139	151

Revenues before provision for doubtful accounts	12,074	15,695	39,197	49,229
Provision for doubtful accounts	(759)	(1,845)	(3,692)	(6,060)

Healthcare Facilities Segment Net Revenues	11,315	13,850	35,505	43,169
Pharmacy Segment Net Revenues	8,509	9,307	24,644	25,191
Other Revenues	151	194	580	493

Total Net Revenues	$19,975	$23,351	$60,729	$68,853

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	March 31,	June 30,
	2016	2015
Accounts receivable (net of contractual allowances)	$11,918	$14,972
Less allowance for doubtful accounts	(3,455)	(5,347)

Patient accounts receivable - net	$8,463	$9,625

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Pharmacy Segment for the three and nine months ended March 31, 2016 and 2015:

	Healthcare
	Facilities	Pharmacy	Total
Three Months Ended March 31, 2016,
Balance at January 1, 2016	$4,055	$432	$4,487
Additions recognized as a reduction to revenues:
Continuing Operations	759	69	828
Discontinued Operations	(16)	—	(16)
Accounts written off, net of recoveries	(1,698)	(146)	(1,844)

Balance at March 31, 2016	$3,100	$355	$3,455

	Healthcare
	Facilities	Pharmacy	Total
Nine Months Ended March 31, 2016:
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	3,692	429	4,121
Discontinued Operations	(115)	—	(115)
Accounts written off, net of recoveries	(5,439)	(459)	(5,898)

Balance at March 31, 2016	$3,100	$355	$3,455

	Healthcare
	Facilities	Pharmacy	Total
Three Months Ended March 31, 2015
Balance at January 1, 2015	$7,055	$224	$7,279
Additions recognized as a reduction to revenues:
Continuing Operations	1,845	65	1,910
Discontinued Operations	(187)	—	(187)
Accounts written off, net of recoveries	(3,269)	(101)	(3,370)

Balance at March 31, 2015	$5,444	$188	$5,632

	Healthcare
	Facilities	Pharmacy	Total
Nine Months Ended March 31, 2015:
Balance at July 1, 2014	$6,649	$254	$6,903
Additions recognized as a reduction to revenues:
Continuing Operations	6,060	145	6,205
Discontinued Operations	1,895	—	1,895
Accounts written off, net of recoveries	(9,160)	(211)	(9,371)

Balance at March 31, 2015	$5,444	$188	$5,632

Net revenues included increases of $128 and $10 for the three months ended March 31, 2016 and 2015, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports. Net revenues included reductions of ($687) and ($287) for the nine months ended March 31, 2016 and 2015, respectively, for the settlements and filings of prior year Medicare and Medicaid cost reports.

Note 6. – Medicare and Medicaid Electronic Health Records Incentives Deferred Gain – Medicare Electronic Health Records Incentives

For the nine months ended March 31, 2016, the Company reported a net expense of $100 for Medicare and Medicaid incentive payments resulting from prior year utilization. For the nine months ended March 31, 2015, the Company reported income of $64 Medicare and Medicaid EHR incentive payments.

Note 7. - Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	March 31, 2016	June 30, 2015
Pharmacy Segment Goodwill	$461	$461

Intangibles consist of the following, net of amortization:

	March 31 2016	June 30, 2015
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,127)	(1,021)

Total Intangibles	$2,731	$2,837

Amortization expense was $35 and $35 for the three months ended March 31, 2016 and 2015, respectively and $106 and $106 for the nine months ended March 31, 2016 and 2015, respectively.

Note 8. –Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016	June 30, 2015
Trace RDA Loan	$7,821	$8,175
SHPP RDA Loan	1,960	1,992
Carmichael Notes	1,627	1,741
Capital lease obligations and other	36	137

Total	11,444	12,045
Less current maturities	(8,123)	(816)

	$3,321	$11,229

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (“Trace Working Capital Loan”), both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At March 31, 2016 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios. At December 31, 2015 and March 31, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company has received waivers of this non-compliance from the lender for September 30, 2015 and December 31, 2015 effective March 31, 2016. No modification or waiver for the March 31, 2016 non-compliance has been obtained as of May 13, 2016 and the $7,821 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheet as of March 31, 2016. The Company is discussing a modification or waiver of this non-compliance with the lender. Unless and until Trace is able to obtain a waiver of the noncompliance at March 31, 2016 or a modification of the covenant, it will to have no right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at March 31, 2016). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. . The Trace RDA Loan is guaranteed by the Company and one subsidiary.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.50% at March 31, 2016). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2015, the Company issued additional notes to the holders in lieu of payments of principal and interest and extended the maturity date of the Carmichael Purchase Notes to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,257 due October 22, 2017. The Carmichael Purchase Notes are guaranteed by the Company.

Note 9. – Income Taxes

Income tax expense of $0 ($21 federal tax benefit and $21 state tax expense) and income tax benefit of $169 ($272 federal tax benefit and $103 state tax expense) was recorded for the three months ended March 31, 2016 and 2015, respectively. Income tax expense of $6,852 ($6,189 federal tax expense and $663 state tax expense) and income tax expense of $816 ($591 federal tax expense and $225 state tax expense) was recorded for the nine months ended March 31, 2016 and 2015, respectively.

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

At December 31, 2015 and again at March 31, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $11,654 against the deferred tax asset so that the net tax asset was $0 at March 31, 2016. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2016 that all the deferred tax assets should have a full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural hospital businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at March 31, 2016, the Company had approximately $11,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,123	$885	$652
2 years	1,447	405	163
3 years	45	273	102
4 years	48	185	100
5+ years	1,781	71	1,266

	$11,444	$1,819	$2,283

Note 12.—Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $71 and $42 for legal services to these law firms in the three months ended March 31, 2016 and 2015, respectively. The Company has expensed an aggregate of $204 and $232 for legal services to these law firms in the nine months ended March 31, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2016 and June 30, 2015 is $62 and $89, respectively, of amounts payable to these law firms.

Note 13.—Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the end of prior fiscal year, the Company modified the approach to certain assets and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2016 and 2015 and for the three months then ended is as follows:

	Healthcare Facilities	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2016
Net revenues from external customers	$11,315	$8,509	$151	$19,975
Operating loss	(899)	—	(609)	(1,508)
Depreciation and amortization	281	246	91	618
Assets	23,433	12,135	9,351	44,919
Expenditures for property, plant and equipment	54	292	2	348

As of and for the three months ended March 31, 2015
Net revenues from external customers	$13,850	$9,307	$194	$23,351
Operating profit (loss)	235	141	(661)	(285)
Depreciation and amortization	258	201	143	602
Assets	26,883	11,960	18,580	57,423
Expenditures for property, plant and equipment	63	194	1	258

As of and for the nine months ended March 31, 2016
Net revenues from external customers	$35,505	$24,644	$580	$60,729
Operating profit (loss)	(3,368)	216	(1,894)	(5,046)
Depreciation and amortization	884	666	228	1,778
Assets	23,433	12,135	9,351	44,919
Expenditures for property, plant and equipment	159	1,031	3	1,193

As of and for the nine months ended March 31, 2015
Net revenues from external customers	$43,169	$25,191	$493	$68,853
Operating profit (loss)	3,502	347	(1,807)	2,042
Depreciation and amortization	978	546	293	1,817
Assets	26,883	11,960	18,580	57,423
Expenditures for property, plant and equipment	195	768	32	995

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

Business Strategy: Operations, Dispositions and Acquisitions

SunLink’s business strategy is to focus its efforts on the sale or disposition of its underperforming or non-strategic assets and improving internal operations of its existing healthcare facilities and its pharmacy business. The Company considers dispositions of facilities or operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, corporate strategy and other corporate objectives. The Company also is considering, subject to available funds, potential healthcare facility upgrades, acquisitions and development, including nursing, long-term care and assisted living homes.

Since fiscal 2012, our efforts have been more focused on the disposition of hospital facilities than on acquisitions due to the hospitals’ under performance, our financial position, and need to reduce our leverage and interest expense. The Company expects to continue the disposition of its under-performing hospitals due to the changing nature of rural and exurban hospital markets resulting in, among other things, substantial additional competition, and pressure from Federal and state programs (e.g., Medicare and Medicaid) and private payors to reduce reimbursement for medical services. Since June 30, 2012, we have sold three hospitals, one nursing home and one home health agency. As a result of these sales, the Company received aggregate consideration of $24,370 and reduced its debt from $29,021 at June 30, 2012 to $11,444 at March 31, 2016.

In December 2015, the Company entered into a non-binding letter of intent to lease the emergency department and medical office building at one of its North Georgia hospitals to a regional healthcare system. The lease transaction is subject to a number of conditions precedent including regulatory approval and negotiation of definitive leases. If the contemplated transaction closes, the Company will discontinue in-patient acute care services at that hospital and will continue to operate its 100-bed skilled nursing facility which is located adjacent to the hospital. If the lease transaction closes, the use of net proceeds from such transaction may include, among other things, a prepayment of long-term debt, a return of capital to shareholders via a repurchase of shares or a dividend, or other corporate purposes. However, there can be no assurance any lease transaction will be completed or, if so, that there will be sufficient proceeds to return capital to shareholders or for future acquisitions and development.

Historically, we targeted the rural or exurban community hospital markets because we believed it provided an attractive sector for investment in healthcare facilities. However, in recent years and currently, rural and exurban community hospitals have experienced and continue to experience, among other things, substantial out-migration by patients to urban and suburban medical centers, difficulties in recruiting physician and nursing staffs, low and declining inpatient occupancy levels, and a high proportion of government insured and uninsured patients vs. privately insured patients. The focus of future acquisition activities, if our financial position is suitable for such growth, will depend on, among other things, our evaluation of opportunities for growth and profitability of senior living and healthcare related businesses, in light of our financial position, the capital needs of our existing operations, current and potential changes in government regulation and reimbursement rules, competition for potential acquisitions, and valuations of existing and potential new healthcare, senior living and related facilities and operations, and other factors.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2015 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Pharmacy.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015	% Change	2016	2015	% Change
Net Revenues - Healthcare Facilities	$11,315	$13,850	-18.3%	$35,505	$43,169	-17.8%
Net Revenues - Pharmacy	8,509	9,307	-8.6%	24,644	25,191	-2.2%
Other Revenues	151	194	-22.2%	580	493	17.6%

Total Net Revenues	19,975	23,351	-14.5%	60,729	68,853	-11.8%
Costs and expenses	(21,483)	(23,636)	-9.1%	(65,775)	(66,811)	-1.6%

Operating profit (loss)	(1,508)	(285)	NA	(5,046)	2,042	NA
Interest expense - net	(211)	(213)	-0.9%	(637)	(677)	-5.9%
Gain on sale of assets	5	13	-61.5%	12	13	-7.7%

Earning (Loss) from continuing operations before income taxes	$(1,714)	$(485)	NA	$(5,671)	$1,378	NA

Healthcare Facilities Segment:
Admissions	344	621	-45%	1,176	1,913	-39%
Equivalent admissions	1,304	1,673	-22%	4,468	5,409	-17%
Surgeries	190	381	-50%	882	1,209	-27%
Revenue per equivalent admission	$8,677	$8,279	5%	$7,947	$7,981	0%

Equivalent admissions –Equivalent admissions is used by management (and certain investors) as a general measure of combined inpatient and outpatient volume for our hospital operations. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues. The equivalent admissions computation is intended to relate outpatient revenues to the volume measure (admissions) used to measure inpatient volume to result in a general approximation of combined inpatient and outpatient volume (equivalent admissions).

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Source:
Medicare	43.5%	41.9%	39.5%	41.9%
Medicaid	28.4%	22.9%	26.1%	21.5%
Managed Care Insurance & Other	23.5%	24.9%	26.0%	25.3%
Self-pay	4.6%	10.3%	8.4%	11.3%

	100.0%	100.0%	100.0%	100.0%

Healthcare Facilities net revenues decreased $2,535 for the three months ended March 31, 2016, compared to the prior year period. Net revenues from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 20% and 28%, respectively, from the prior year period. Medicaid net revenues decreased 5%, from the prior year while Self-pay net revenues decreased 65% from the prior year. The lower revenues were generally due to lower in-patient volumes.

Healthcare Facilities net revenues decreased $7,664 for the nine months ended March 31, 2016, compared to the prior year period. Net revenues from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 25% and 18%, respectively, from the prior year period. Medicaid net revenues decreased 4% from the prior year while Self-pay net revenues decreased 41% from the prior year. The lower revenues were generally due to lower in-patient volumes.

The lower patient volumes for the periods above result from several factors. One facility does not accept the insurance provided by Health Insurance Marketplace plan offered through the Federal government due to the low reimbursement rates offered by the plan in calendar 2015. One facility also made renovations at the facility (now completed) which disrupted the patient areas resulting in lower volume. This facility also closed its emergency department in September 2015 to reduce its self-pay admissions. The change resulted in a loss of physicians, which have not yet been replaced, and in decreased admissions. Another facility has seen reduced admissions due to changes in physician staffing as well as the on-going negative perception and publicity resulting from a proposal to lease the emergency room and medical office to a regional healthcare system and discontinue inpatient services.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended March 31, 2016 decreased $798, or 9%, from the three months ended March 31, 2015. The decrease was a result of a 19% decrease in Institutional Pharmacy and Pharmacy Services revenues partially offset by a 4% increase in Durable Medical Equipment net revenues and a 2% increase in Retail Pharmacy net revenues. Institutional Pharmacy and Pharmacy Services net revenues decreased due to the loss of certain institution contracts and lower revenue from one infusion drug which is primarily sold to Medicaid beneficiaries. Louisiana Medicaid has restricted both the number of eligible customers and approved doses of the drug over the last several years.

Pharmacy Segment net revenues for the nine months ended March 31, 2016 decreased $547, or 2%, from the nine months ended March 31, 2015. The decrease was a result of a 14% decrease in Institutional Pharmacy and Pharmacy Services revenues partially offset by a 14% increase in Durable Medical Equipment net revenues and a 2% increase in Retail Pharmacy net revenues. Institutional Pharmacy and Pharmacy Services net revenues decreased due to the loss of certain institution contracts and lower revenue from one infusion drug which is primarily sold to Medicaid beneficiaries. Louisiana Medicaid has restricted both the number of eligible customers and approved doses of the drug over the last several years.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $12,214 and $13,615 for the three months ended March 31, 2016 and 2015, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $38,873 and $39,667 for the nine months ended March 31, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Salaries, wages and benefits	66.4%	60.0%	66.8%	58.0%
Supplies	11.6%	12.1%	12.8%	12.6%
Purchased services	8.4%	8.8%	8.8%	8.6%
EHR incentive payments	0.0%	-0.5%	0.3%	-0.1%
Other operating expenses	17.2%	15.5%	16.5%	13.5%
Rent and lease expense	1.8%	1.6%	1.8%	2.1%
Depreciation and amortization expense	2.6%	1.9%	2.5%	2.0%

All expense categories except supplies and purchased service increased as a percentage of net revenues for the three months ended March 31, 2016 due to decreased net revenue in the current year and the inability to reduce costs (especially labor costs) commensurate with the lower net revenue, although salaries, wages and benefits expense decreased $799 and $348 for the three and nine months ended March 31, 2016, respectively. Other operating expense for the three and nine months ended March 31, 2015 included a $500 credit for the settlement received of a lawsuit.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $8,509 and $9,166 for the three months ended March 31, 2016 and 2015, respectively. Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $24,428 and $24,844 for the nine months ended March 31, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of goods sold	66.0%	66.4%	63.2%	64.5%
Salaries, wages and benefits	22.3%	21.1%	22.8%	22.5%
Provision for bad debts	0.8%	0.7%	1.7%	0.6%
Supplies	0.4%	0.3%	0.4%	0.4%
Purchased services	3.3%	3.6%	3.5%	3.8%
Other operating expenses	3.4%	3.2%	3.8%	3.6%
Rent and lease expense	0.9%	1.0%	1.0%	0.9%
Depreciation and amortization expense	2.9%	2.2%	2.7%	2.2%

Cost of goods sold as a percent of net revenues decreased in the three and nine month ended March 31, 2016 as compared to the comparable periods of the prior year due to the sales product mix for the current periods.

Salaries, wages and benefits as a percent of net revenues increased in the three and nine month periods ended March 31, 2016 as compared to the decreased pharmacy revenue. Provision for bad debts increased during the current year due to increased bad debts for institutional pharmacy and durable medical equipment customers.

Insurance Settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the nine months ended March 31, 2015.

Operating Profit and Loss

The Company reported an operating loss of $1,508 for the three months ended March 31, 2016 compared to an operating loss of $285 for the three months ended March 31, 2015. The operating loss of $5,046 for the nine months ended March 31, 2016 compared to an operating profit of $2,042 for the nine months ended March 31, 2015. The greater operating loss for the three months ended March 31, 2016 compared to the smaller operating loss for the prior year’s three month period resulted from lower Healthcare Facilities Segment net revenues.

Interest Expense

Interest expense was $211 and $213 for the three months ended March 31, 2016 and 2015, respectively. Interest expense was $637 and $677 for the nine months ended March 31, 2016 and 2015, respectively. The reduction in interest expense was due to lower principal balances.

Income Taxes

Income tax expense of $0 ($21 federal tax benefit and $21 state tax expense) and income tax benefit of $169 ($272 federal tax benefit and $103 state tax expense) was recorded for the three months ended March 31, 2016 and 2015, respectively. Income tax expense of $6,852 ($6,189 federal tax expense and $663 state tax expense) and income tax expense of $816 ($591 federal tax expense and $225 state tax expense) was recorded for the nine months ended March 31, 2016 and 2015, respectively.

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

At December 31, 2015 and again at March 31, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $11,654 against the deferred tax asset so that the net tax asset was $0 at March 31, 2016. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2016 that all the deferred tax assets should have a full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural hospital businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at March 31, 2016, the Company had approximately $11,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,714 (a loss of $0.18 per fully diluted share) for the three months ended March 31, 2016 compared to a loss from continuing operations of $316 ($0.03 per fully diluted share) for the three months ended March 31, 2015. Loss from continuing operations was $12,523 (a loss of $1.33 per fully diluted share) for the nine months ended March 31, 2016 compared to earnings from continuing operations of $562 ($0.06 per fully diluted share) for the nine months ended March 31, 2015. The increased losses in the current year resulted from the income tax expense resulting from the full valuation reserve to deferred income tax assets, the poor performance of the HealthCare Facilities Segment and the non-recurrence of the insurance and lawsuit settlements which are reported in the nine months ended March 31, 2015 and caused the losses from continuing operations after tax reported in the current fiscal year periods.

Loss from discontinued operations of $121 and $326 for the three and nine months ended March 31, 2016, respectively, resulted from pre-tax losses of a hospital sold in December 2015.

Net loss for the three months ended March 31, 2016 was $1,835 (a loss of $0.19 fully diluted share) compared to net loss of $411 (a loss of $0.03 earnings per fully diluted share) for the three months ended March 31, 2015. Net loss for the nine months ended March 31, 2016 was $12,849 (a loss of $1.36 earnings per fully diluted share) compared to net income of $153 ($0.02 earnings per fully diluted share) for the nine months ended March 31, 2015.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by (used in) operations for the three and nine months ended March 31, 2016 and 2015, respectively, is shown below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Healthcare Facilities Adjusted EBITDA	$(618)	$493	$(2,484)	$4,480
Pharmacy Adjusted EBITDA	246	342	882	893
Corporate overhead costs	(518)	(518)	(1,666)	(1,514)
Taxes and interest expense	(211)	(213)	(7,489)	(1,493)
Other non-cash expenses and net change in operating assets and liabilities	1,731	1,240	10,466	(1,074)

Net cash provided by (used in) operations	$630	$1,344	$(291)	$1,292

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the Company’s liquidity needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of additional assets. See “Subsidiary Loans” below.

The Company believes its Healthcare Facilities Segment and its Pharmacy Segment continue to underperform. The Company has incurred losses from continuing operations in fourteen of the last eighteen fiscal quarters through the quarter ending March 31, 2016.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (“Trace Working Capital Loan”), both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Approximately $8,500 of the Trace RDA Loan proceeds was used to repay a portion of the Company’s then currently outstanding debt. Approximately $850 of the Trace RDA Loan proceeds were used for improvements to the hospital and its medical office building with the remainder of the loan proceeds used for working capital and closing costs.

The Trace Working Capital Loan as amended provides for a revolving line of credit to Trace equal to the lesser of (i) a Borrowing Base equal to eighty percent (80%) of Eligible Accounts Receivable (as defined in the Working Capital Loan Agreement dated July 5, 2012) or (ii) $500. The Trace Working Capital Loan expires July 2, 2016. It is subject to annual renewal at the discretion of the lender. At March 31, 2016 and June 30, 2015, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge coverage, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2015, Trace was not in compliance with the debt service coverage and funded debt to EBITDA ratios. At December 31, 2015 and March 31, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company has received waivers of this non-compliance from the lender for September 30, 2015 and December 31, 2015 effective March 31, 2016. No modification or waiver for the March 31, 2016 non-compliance has been obtained as of May 13, 2016 and the $7,821 of indebtedness under the Trace RDA Loan is presented in current liabilities in the condensed consolidated balance sheet as of March 31, 2016. The Company is discussing a modification or waiver of this non-compliance with the lender. Unless and until Trace is unable to obtain a waiver of the noncompliance at March 31, 2016 or a modification of the covenant, it will have a no right to draw on the Trace Revolving Working Capital Loan (of which $0 was drawn at March 31, 2016). The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. . The Trace RDA Loan is guaranteed by the Company and one subsidiary.

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

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.50% at March 31, 2016). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. Of the SHPP RDA Loan proceeds, $1,800 was used by SHC Ellijay to acquire a medical office building in Ellijay, Georgia which was then sold to SHPP, with the remainder of the SHPP RDA Loan proceeds used by SHPP for working capital and closing costs. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Purchase Notes”). Under amendments and modifications to the Carmichael Purchase Notes during fiscal 2013 and 2015, the Company issued additional notes in lieu of payments of principal and interest and extended the maturity date of the Carmichael Purchase Notes to October 22, 2017. The Carmichael Purchase Notes currently is payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,257 due October 22, 2017. The Carmichael Purchase Notes are guaranteed by the Company.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$8,123	$885	$652
2 years	1,447	405	163
3 years	45	273	102
4 years	48	185	100
5+ years	1,781	71	1,266

	$11,444	$1,819	$2,283

At March 31, 2016, we had outstanding long-term debt of $11,444 of which $7,821 was incurred under the Trace RDA Loan, $1,960 was incurred under the SHPP RDA Loan, $1,627 was incurred under the Carmichael Notes, and $36 was related to other debt.

Discontinued Operations

Fulton Hospital – On December 31, 2014, the Company’s subsidiary, HealthMont of Missouri, LLC (“Fulton”) sold substantially all the assets of its Callaway Community Hospital and related clinics in Fulton, Missouri for approximately $6,090. Fulton retained accounts receivable and certain other assets, including the right to Medicare and Medicaid incentive payments (“EHR Funds”) for meaningful use of electronic health record technology, and substantially all liabilities of the hospital as of the sale closing date. Fulton’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015. In the three months ended March 31, 2016, Fulton recorded expenses of $91 relating to liabilities retained at sale date, consisting primarily of retained employment expenses.

Dexter Hospital—On December 31, 2012, the Company completed the sale of substantially all the assets and the leasehold interest of its subsidiary, Dexter Hospital, LLC (“Dexter”), to Southeast Health Center of Stoddard County, LLC, an indirect subsidiary of Southeast Missouri Hospital Association (“SoutheastHEALTH”). Dexter’s

operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015. In the three months ended March 31, 2016, Dexter recorded expenses of $256 relating to liabilities retained at the sale date. In the nine months ended March 31, 2016, Dexter recorded expenses of $256 relating to liabilities retained at the sale date, resulting primarily from an increase to professional claims liability reserves.

Memorial Hospital of Adel – On July 2, 2012, the Company and its HealthMont of Georgia, Inc. (“Memorial”) subsidiary completed the sale of substantially all the assets of the Company’s Memorial Hospital of Adel and Memorial Convalescent Center to the Hospital Authority of Tift County, Georgia for approximately $8,350. Memorial’s operations have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2016 and 2015.

Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $71 and $42 for legal services to these law firms in the three months ended March 31, 2016 and 2015, respectively. The Company has expensed an aggregate of $204 and $232 for legal services to these law firms in the nine months ended March 31, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2016 and June 30, 2015 is $62 and $89, respectively, of amounts payable to these law firms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2016 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6. EXHIBITS

Exhibits:

10.1	Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB.

10.2	Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 13, 2016