Form 10-Q
period 2016-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2016-11-10
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of Common Shares, without par value, outstanding as of November 10, 2016 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2016	June 30,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$12,801	$3,261
Receivables - net	5,906	6,166
Inventory	2,323	2,612
Deferred income tax asset	0	624
Current assets held for sale	0	2,461
Prepaid expense and other assets	3,008	2,768

Total current assets	24,038	17,892

Property, plant and equipment, at cost	31,378	33,914
Less accumulated depreciation	20,686	20,920

Property, plant and equipment - net	10,692	12,994
Noncurrent Assets:
Intangible assets - net	2,660	2,695
Goodwill	461	461
Deferred income tax asset	0	1,698
Noncurrent assets held for sale	2,136	7,633
Other noncurrent assets	676	732

Total noncurrent assets	5,933	13,219

TOTAL ASSETS	$40,663	$44,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,160	$3,391
Current maturities of long-term debt	7,113	7,473
Accrued payroll and related taxes	2,347	2,872
Due to third party payors	1,042	1,883
Income tax payable	81	2
Current liabilities held for sale	0	2,745
Other accrued expenses	1,621	1,685

Total current liabilities	14,364	20,051
Long-Term Liabilities
Long-term debt	1,710	2,979
Deferred income tax liability	378	0
Noncurrent liability for professional liability risks	1,131	1,161
Other noncurrent liabilities	519	425

Total long-term liabilities	3,738	4,565
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at September 30, 2016 and at June 30, 2016	4,722	4,722
Additional paid-in capital	13,588	13,539
Retained earnings	4,671	1,648
Accumulated other comprehensive loss	(420)	(420)

Total Shareholders’ Equity	22,561	19,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,663	$44,105

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Operating revenues (net of contractual allowances)	$13,079	$17,300
Less provision for bad debts of Healthcare Facilities Segment	33	716

Net revenues	13,046	16,584
Costs and Expenses
Cost of goods sold	4,636	4,597
Salaries, wages and benefits	5,845	8,317
Provision for bad debts of Specialty Pharmacy Segment	91	222
Supplies	436	916
Purchased services	708	869
Other operating expenses	1,710	2,201
Rent and lease expense	129	201
Depreciation and amortization	444	427

Operating Loss	(953)	(1,166)
Other Income, (Expense):
Gain on sale of assets	22	1
Gain on extinguishment of debt	46	0
Interest expense - net	(221)	(217)

Loss from Continuing Operations before income taxes	(1,106)	(1,382)
Income Tax Expense (Benefit)	144	(249)

Loss from Continuing Operations	(1,250)	(1,133)
Earnings from Discontinued Operations, net of tax	4,273	(535)

Net Earnings (Loss)	3,023	(1,668)
Other comprehensive income	0	0

Comprehensive Earnings (Loss)	$3,023	$(1,668)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.13)	$(0.12)

Diluted	$(0.13)	$(0.12)

Discontinued Operations:
Basic	$0.45	$(0.06)

Diluted	$0.45	$(0.06)

Net Earnings (Loss):
Basic	$0.32	$(0.18)

Diluted	$0.32	$(0.18)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443

Diluted	9,443	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Net Cash Used in Operating Activities	$(3,190)	$(815)

Cash Flows from Investing Activities:

Proceeds from sale of Chestatee	14,620	0
Expenditures for property, plant and equipment - continuing operations	(244)	(463)
Expenditures for property, plant and equipment - discontinued operations	0	(15)

Net Cash Provided by (Used in) Investing Activities	14,376	(478)

Cash Flows from Financing Activities:
Payments on long-term debt - continuing operation	(1,646)	(175)
Payments on long-term debt - discontinued operations	0	0

Net Cash Used in Financing Activities	(1,646)	(175)

Net increase (decrease) in Cash and Cash Equivalents	9,540	(1,468)

Cash and Cash Equivalents Beginning of Period	3,261	5,974

Cash and Cash Equivalents End of Period	$12,801	$4,506

Supplement Disclosure of Cash Flow Information:

Cash Paid (Received) for:
Interest	$206	$200

Income taxes	$33	$76

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2016

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2016 and for the three month periods ended September 30, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2016 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 30, 2016. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments, which is composed of:

•	A subsidiary which owns and operates an 84-licensed-bed, acute care hospital, which includes an 18-bed GPU, and a 66-bed nursing home.

•	A subsidiary which owns and operates a 100-bed nursing home. This subsidiary also owns a hospital building and leases the portion of that building occupied by the emergency department to an unaffiliated healthcare provider.

•	Two separate subsidiaries which own medical buildings, which are leased to unaffiliated healthcare providers.

•	A subsidiary which owns a closed hospital building and a medical office building which it currently rents office space to one unaffiliated healthcare provider.

•	The Specialty Pharmacy Segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Specialty pharmacy services; and

•	Durable medical equipment.

Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary.

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, prevailing reimbursement rates for drugs and medical services under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes its Healthcare Facilities Segment and its Pharmacy Segment continues to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business. The Company also has an agreement, subject to various conditions, to sell a medical office building. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and may use a portion of its existing cash assets, as well as any net proceeds from future dispositions, to prepay long-term debt, return capital to shareholders via a repurchase of shares or a dividend, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2016	2015
Net Revenues:
Chestatee Hospital	$2,101	$3,888
Other Sold Hospitals	(234)	100

	$1,867	$3,988

Earnings (loss) before income taxes:
Chestatee Hospital	$(64)	$(594)
Other Sold Hospitals	(238)	(188)
Life sciences and engineering	(37)	(36)

Earnings (loss) before income taxes	(339)	(818)

Gain on Sale:
Chestatee Hospital	7,246	0

Earnings (Loss) before income taxes	7,246	(818)

Income tax expense (benefit)	2,634	283

Earnings (Loss) from discontinued operations	$4,273	$(535)

Chestatee Hospital—On August 19, 2016, the Company’s subsidiary Southern Health Corporation of Dahlonega, Inc. (“Chestatee”) sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,246 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds have been used for the payment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. Certain assets and liabilities were retained in these sales and the results of the retained assets and liabilities are classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2016 and 2015. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicare cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2016 and 2015.

The components of pension expense for the three months ended September 30, 2016 and 2015, respectively, were as follows:

	Three Months Ended
	September 30,
	2016	2015
Interest Cost	$13	$16
Expected return on assets	(8)	(8)
Amortization of prior service cost	32	28

Net pension expense	$37	$36

SunLink contributed $35 to the plan in the three months ended September 30, 2016 and expects to contribute an additional $105 during the last three quarter of the fiscal year ending June 30, 2017.

Note 4. – Assets held for sale

On November 7, 2016, the Company’s subsidiary SunLink Healthcare Professional Property, LLC entered into an agreement to sell a medical office building in Ellijay, Georgia for approximately $4,900. The sale is subject to a number conditions, including buyer due diligence and is expected to close by December 31, 2016. The net assets to be sold of $2,136 have been reclassified as Assets Held for Sale in the September 30, 2016 Condensed Consolidated Balance Sheet.

Note 5. – Shareholders’ Equity

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

Stock-Based Compensation

For the three months ended September 30, 2016 and 2015, the Company recognized $49 and $30, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 72,000 and 30,000 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2016 and 2015, respectively. There were 45,000 share options granted under the 2005 Equity Incentive Plan during the three months ended September 30, 2015.

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

Revenues by payor were as follows for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Healthcare Facilities Segment:
Medicare	$2,033	$3,509
Medicaid	2,496	2,922
Self-pay	119	645
Managed Care & Other Insurance	720	2,402
Other	22	33

Revenues before provision for doubtful accounts	5,390	9,511
Provision for doubtful accounts	(33)	(716)

Healthcare Facilities Segment Net Revenues	5,357	8,795
Pharmacy Segment Net Revenues	7,341	7,567
Other Revenues	348	222

Total Net Revenues	$13,046	$16,584

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	September 30,	June 30,
	2016	2016
Accounts receivable (net of contractual allowances)	$6,698	$7,157
Less allowance for doubtful accounts	(792)	(991)

Patient accounts receivable - net	$5,906	$6,166

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Pharmacy Segment for the three months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016,	Healthcare Facilities	Pharmacy	Total
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	33	91	124
Discontinued Operations	407	—	407
Accounts written off, net of recoveries	(662)	(68)	(730)

Balance at September 30, 2016	$402	$390	$792

Three Months Ended September 30, 2015,	Healthcare Facilities	Pharmacy	Total
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	715	222	1,004
Discontinued Operations	1,017	—	950
Accounts written off, net of recoveries	(1,913)	(163)	(2,076)

Balance at September 30, 2015	$4,781	$444	$5,225

Note 7. - Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	September 30,	June 30,
	2016	2016

Pharmacy Segment Goodwill	$461	$461

Intangibles consist of the following, net of amortization:

	September 30,	June 30,
	2016	2016

Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,198)	(1,163)

Total Intangibles	$2,660	$2,695

Amortization expense was $36 and $36 for the three months ended September 30, 2016 and 2015, respectively.

Note 8. –Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
	2016	2016
Trace RDA Loan	$7,575	$7,698
SHPP RDA Loan	1,940	1,950
Carmichael Notes	0	1,508
Capital lease obligations and other	27	32

Total	9,542	11,188
Less unamortized debt issuance costs	(719)	(736)
Less current maturities	(7,113)	(7,473)

	$1,710	$2,979

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, SunLink and two wholly owned subsidiaries of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (“Trace Working Capital Loan”), both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace Working Capital Loan as amended provided for a revolving line of credit which expired on July 2, 2016 and was not renewed. At June 30, 2016, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. No modification or waiver for the September 30, 2016 nor the June 30, 2016 non-compliance has been obtained as of November 10, 2016 and accordingly, the indebtedness of $7,575 as of September 30, 2106 and $7,698 as of June 30, 2016 are presented in current liabilities in the condensed consolidated balance sheets for these dates. The Company is discussing a modification or waiver of this non-compliance with the lender. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC (“SHPP”), a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”). SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.50% at September 30, 2016). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary. SHPP has entered into an agreement to sell the medical office which is the collateral under this loan, and the loan will be paid off upon the sale, if it is consummated.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the three months ended September 30, 2016 was reported for the interest payable forgiveness.

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. The Company adopted the provisions of ASU 2015-3 on July 1, 2016 and retrospectively for all periods presented. The adoption of ASU 2015-3 had no impact on the Company’s results of operations or cash flows.

The following is a summary of the line items impacted by the adoption of ASU 2015-3 in the Company’s June 30, 2016 accompanying condensed consolidated balance sheet:

	As Originally Reported	Adjustments for the Adoption of ASU 2015-3	As Currently Reported
Prepaid expense and other current assets	$2,777	$(9)	$2,768
Total current assets	$17,901	$(9)	$17,892
Other noncurrent assets	$1,459	$(727)	$732
Total noncurrent assets	$13,946	$(727)	$13,219
Total Assets	$44,841	$(736)	$44,105
Current maturities of long-term debt	$8,012	$(539)	$7,473
Total current liabilities	$20,590	$(539)	$20,051
Long-term debt	$3,176	$(197)	$2,979
Total long-term liabilities	$4,762	$(197)	$4,565
Total Liabilities and Shareholders’ Equity	$44,841	$(736)	$44,105

Note 9. – Income Taxes

Income tax expense of $144 ($210 federal tax expense and $66 state tax benefit) and income tax benefit of $249 ($229 federal tax benefit and $20 state tax benefit) was recorded for continuing operations for the three months ended September 30, 2016 and 2015, respectively.

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

At September 30, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $10,818 against the deferred tax asset so that there is a net deferred income tax liability of $378 at September 30, 2016. A $378 net deferred long-term income tax liability is recorded at September 30, 2016 as required under interim reporting guidance of ASC 740-270. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2016 that all the deferred tax assets should have a full valuation allowances of the net deferred income tax assets was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate. The deferred income tax liability of $378 at September 30, 2016 will be adjusted quarterly as required under the requirements for interim reporting guidance of ASC 740-270.

For Federal income tax purposes, at September 30, 2016, the Company had approximately $10,000 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

Note 10. – Commitments and Contingencies

Sale of Hospital Facilities — The Company has sold four hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and liabilities. – See Note 3 Discontinued Operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$7,637	$461	$519
2 years	51	368	104
3 years	47	303	101
4 years	49	255	98
5+ years	1,758	74	746

	$9,542	$1,461	$1,568

Note 11. - Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $197 and $84 for legal services to these law firms in the three months ended September 30, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2016 and June 30, 2016 is $168 and $75, respectively, of amounts payable to these law firms.

Note 12. - Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of September 30, 2016 and 2015 and for the three months then ended is as follows:

	Healthcare		Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended September 30, 2016
Net revenues from external customers	$5,455	$7,341	$250	$13,046
Operating profit (loss)	78	(192)	(839)	(953)
Depreciation and amortization	173	254	17	444
Assets	13,686	11,420	15,557	40,663
Expenditures for property, plant and equipment	54	189	1	244

As of and for the three months ended September 30, 2015
Net revenues from external customers	$8,795	$7,567	$222	$16,584
Operating profit (loss)	(498)	(79)	(589)	(1,166)
Depreciation and amortization	181	198	48	427
Assets	27,080	11,855	16,360	55,295
Expenditures for property, plant and equipment	35	428	0	463

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home and pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions and capital improvements at existing healthcare and pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and,

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	the ability or inability to obtain external financing for working capital included under lending agreements;

•	changes in interest rates under lending agreements and other indebtedness;

•	the ability or inability to refinance former or existing indebtedness and defaults or potential defaults under existing indebtedness;

•	restrictions imposed by existing or future lending and other indebtedness;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, government payors and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Pharmacy Segments;

•	changes in wages as a result of inflation or competition for management, physician, nursing, pharmacy and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality or costs with respect to our information systems for our Healthcare Facilities and Pharmacy Segments and our corporate office, including both software and hardware; and

•	the availability of and competition from alternative drugs or treatments provided by our Pharmacy Segment; and

•	the restrictions, processes and conditions relating to our Pharmacy Segment imposed by pharmacy benefit providers, drug manufacturers and distributors.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees, disposition agreements, and other obligations relating to discontinued operations, including claims from sold or leased facilities, retained liabilities, or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general and other claims which may be asserted against us; and,

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate hospitals (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	adverse changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Pharmacy Segments; and,

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding, and other reforms).

Dispositions, Acquisitions, and Renovation Related Matters

•	the ability to dispose of underperforming facilities;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals, pharmacy facilities and other healthcare businesses.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based, except as required by applicable law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K.

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, prevailing reimbursement rates for drugs and medical services under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes its Healthcare Facilities Segment and its Pharmacy Segment continues to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business. The Company also has an agreement, subject to various conditions, to sell a medical office building. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and may use a portion of its existing cash assets, as well as any net proceeds from future dispositions, to prepay long-term debt, return capital to shareholders via a repurchase of shares or a dividend, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

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

Our critical accounting estimates are more fully described in our 2016 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Pharmacy.

	Three Months Ended
	September 30,
	2016	2015	% Change
Net Revenues - Healthcare Facilities	$5,455	$8,795	-38.0%
Net Revenues - Pharmacy	7,341	7,567	-3.0%
Other Revenues	250	222	12.6%

Total Net Revenues	13,046	16,584	-21.3%
Costs and expenses	(13,999)	(17,750)	-21.1%

Operating profit (loss)	(953)	(1,166)	18.3%
Interest expense - net	(221)	(217)	1.8%
Ganin on extinguishment of debt	46	0	NA
Gain on sale of assets	22	1	2100.0%

Earning (Loss) from continuing operations before income taxes	$(1,106)	$(1,382)	20.0%

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	124	269	-54%
Nursing Home Patient Days	14,433	14,521	-1%

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
Source:
Medicare	37.9%	37.1%
Medicaid	46.5%	30.8%
Managed Care Insurance & Other	13.4%	25.3%
Self-pay	2.2%	6.8%

	100.0%	100.0%

The Healthcare Facilities Segment in the current year is composed of two nursing homes, one hospital and two leased medical office buildings. During the three months ended September 30, 2015, the segment operated a second hospital on the same site as one of the nursing home, but closed this hospital in June 2016. Healthcare Facilities net revenues decreased $3,340 for the three months ended September 30, 2016, compared to the prior year period primarily as a result of closing a hospital. Excluding the closed hospital from the prior year net revenues, the net revenues increased $255 in the current year. Net revenues from all payer sources decreased compared to last year.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended September 30, 2016 decreased $226, or 3%, from the three months ended September 30, 2015. The decrease was a result of a 14% decrease in Durable Medical Equipment (“DME”) partially offset by a 3% increase in Institutional Pharmacy net revenues and a 1% increase in Retail Pharmacy net revenues. DME net revenues decreased primarily due to the negative effect of the expansion in January 2016 of Medicare Competitive Bidding in its service area. The average net revenue per DME sales order decreased 15% in the current year, primarily due to the Competitive Bidding expansion.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $5,377 and $9,293 for the three months ended September 30, 2016 and 2015, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2016	2015
Salaries, wages and benefits	64.3%	67.4%
Supplies	7.4%	10.1%
Purchased services	8.4%	8.0%
Other operating expenses	14.7%	17.0%
Rent and lease expense	0.6%	1.1%
Depreciation and amortization expense	3.2%	2.1%

All expense categories except purchased services and depreciation and amortization decreased as a percentage of net revenues for the three months ended September 30, 2016. Purchased services expense decreased $244, or 35%, in the current year but the lower net revenues resulted in the percentage increase. Similarly, depreciation and amortization expense decreased $8 this year. The $3,916 decrease in costs and expenses is due to the closure of one hospital included in the three months ended September 30, 2015.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $7,533 and $7,646 for the three months ended September 30, 2016 and 2015, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2016	2015
Cost of goods sold	63.2%	60.8%
Salaries, wages and benefits	25.4%	24.7%
Provision for bad debts	1.2%	2.9%
Supplies	0.5%	0.3%
Purchased services	4.0%	4.0%
Other operating expenses	3.8%	4.5%
Rent and lease expense	1.1%	1.2%
Depreciation and amortization expense	3.5%	2.6%

Cost of goods sold as a percent of net revenues increased in the three months ended September 30, 2016 as compared to the comparable periods of the prior year due to cost of certain generic drugs and sales product mix for the current period.

Salaries, wages and benefits as a percent of net revenues increased in the three month period ended September 30, 2016 due to lower net revenues although actual expense decreased $5 in the current year. Provision for bad debts decreased during the current year due to improved credit and collections practices. Depreciation and amortization expense increased $56 this year due to increased depreciation for capitalized rental DME.

Operating Profit and Loss

The Company reported an operating loss of $953 for the three months ended September 30, 2016 compared to an operating loss of $1,166 for the three months ended September 30, 2015. The lower operating loss for the three months ended September 30, 2016 compared to the operating loss for the prior year’s three month period resulted from the closure of one hospital in June 2016.

Interest Expense

Interest expense was $221 and $217 for the three months ended September 30, 2016 and 2015, respectively. A gain on extinguish of debt of $46 for the three months ended September 30, 2016 resulted from accrued interest forgiveness by the debt holder as a condition of early repayment of $1,508 of debt.

Income Taxes

Income tax expense of $144 ($210 federal tax expense and $66 state tax benefit) and income tax benefit of $249 ($229 federal tax benefit and $20 state tax benefit) was recorded for continuing operations for the three months ended September 30, 2016 and 2015, respectively.

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

At September 30, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $10,818 against the deferred tax asset so that there is a net deferred income tax liability of $378 at September 30, 2016. A $378 net deferred long-term income tax liability is recorded at September 30, 2016 as required under the intraperiod income tax allocation requirements of ASC 740. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2016 that all the deferred tax assets should have a full valuation allowances of the net deferred income tax assets was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate. The deferred income tax liability of $378 at September 30, 2016 will be adjusted quarterly as required under the requirements for intraperiod income tax allocation of ASC 740.

For Federal income tax purposes, at September 30, 2016, the Company had approximately $10,000 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382.

Loss from Continuing Operations before Income Tax

Loss from continuing operations before income tax of $1,106 for the three months ended September 30, 2016 compared to a loss from continuing operations before income tax of $1,382 for the three months ended September 30, 2015. Despite the $3,538 decrease in net revenues in the three months ended September 30, 2016 when compared to the same quarter last year, the $576 reduction in Healthcare Facilities Segment’s operating loss, offset by an increase of $113 in operating loss by the Pharmacy Segment and $250 in operating loss by Corporate and Other, resulted in the $213 reduced loss from continuing operations this year compared to last year. The $250 increase in Corporate and Other operating loss resulted from increased legal expenses needed for the defense of a lawsuit.

Earnings (Loss) After Taxes

Loss from continuing operations was $1,250 (a loss of $0.13 per fully diluted share) for the three months ended September 30, 2016 compared to a loss from continuing operations of $1,133 ($0.12 per fully diluted share) for the three months ended September 30, 2015. The increased loss in the current year resulted from $144 income tax expense in the three months ended September 30, 2016 which compares to the $535 income tax benefit recorded in the three months ended September 30, 2015 as a result of the $4,273 deferred income tax valuation analysis this year.

Earnings from discontinued operations of $4,273 (including a gain on sale of Chestatee of $7,246 and income tax expense of $2,634) for the three months ended September 30, 2016, which compares to a loss from discontinued operations of $535 for the three months ended September 30, 2015. The

Net income for the three months ended September 30, 2016 was $3,023 (or $0.32 fully diluted share) compared to net loss of $1,668 (a loss of $0.18 earnings per fully diluted share) for the three months ended September 30, 2015.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2016 and 2015, respectively, is shown below.

	Three Months Ended
	September 30,
	2016	2015
Healthcare Facilities Adjusted EBITDA	$251	$(317)
Pharmacy Adjusted EBITDA	62	119
Corporate overhead costs	(822)	(541)
Taxes and interest expense	(365)	32
Other non-cash expenses and net change in operating assets and liabilities	(2,316)	(108)

Net cash used in operations	$(3,190)	$(815)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is the cash on hand of $12,801 at September 30, 2016. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

The Company believes its Healthcare Facilities Segment and its Pharmacy Segment business continue to underperform. The Company has incurred losses from continuing operations in eight of the last nine fiscal quarters through the quarter ending September 30, 2016. See the “Business Strategy: Operations, Dispositions and Acquisitions” discussion earlier in this Item 2.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace Regional Hospital (“Trace”) in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace Working Capital Loan as amended provided for a revolving line of credit which expired on July 2, 2016 and was not renewed. At June 30, 2016, there were no outstanding borrowings under the Trace Working Capital Loan.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. No modification or waiver for the September 30, 2016 nor the June 30, 2016 non-compliance has been obtained as of November 10, 2016 and the indebtedness of $7,575 as of September 30, 2016 and $7,698 as of June 30, 2016 are presented in current liabilities in the condensed consolidated balance sheets for these dates. The Company is discussing a modification or waiver of this non-compliance with the lender. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC “SHPP”, a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”). SHPP owns and leases a medical office building to Southern Health Corporation of Ellijay, Inc. (“SHC Ellijay”). SHC Ellijay owns and operates North Georgia Medical Center (“North Georgia”), located in Ellijay, Georgia.

The SHPP RDA Loan has a term of 25 years with monthly payments of principal and interest until repaid. The SHPP RDA Loan bears interest at a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 2.0%, or (ii) 5% (5.50% at September 30, 2016). The SHPP RDA Loan is collateralized by SHPP’s real estate, equipment and leases and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program. The SHPP RDA Loan contains certain financial covenants with respect to the ratio of current assets to current liabilities and debt service coverage, all as defined in the SHPP RDA Loan Agreement, which SHPP must maintain and that are measured at the end of each fiscal year. The SHPP RDA Loan is guaranteed by the Company and one subsidiary. SHPP has entered into an agreement to sell the medical office which is the collateral under this loan, and the loan will be paid off upon the sale, if it is consummated.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the three months ended September 30, 2016 was reported for the interest payable forgiveness.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$7,637	$461	$419
2 years	51	368	103
3 years	47	303	101
4 years	49	255	98
5+ years	1,758	74	847

	$9,542	$1,461	$1,568

At September 30, 2016, we had outstanding long-term debt of $9,542 of which $7,575 was incurred under the Trace RDA Loan, $1,940 was incurred under the SHPP RDA Loan and $27 was related to other debt.

Discontinued Operations

Chestatee Hospital—On August 19, 2016, the Company’s subsidiary Southern Health Corporation of Dahlonega, Inc. (“Chestatee”) sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,246 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds have been used for the payment of debt and the balance will be retained for working capital and general corporate purposes. The assets sold and liabilities assumed are shown as assets held for sale in the condensed consolidated balance sheet as of June 30, 2016.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. Certain assets and liabilities were retained in these sales and the results of the retained assets and liabilities are classified as discontinued operations in our condensed consolidated financial statements for the three month periods ended September 30, 2016 and 2015. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicare cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2016 and 2015.

Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $197 and $84 for legal services to these law firms in the three months ended September 30, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2016 and June 30, 2016 is $168 and $75, respectively, of amounts payable to these law firms.

.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2016 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 10, 2016