Form 10-Q
period 2016-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2017-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of Common Shares, without par value, outstanding as of February 14, 2017 was 9,443,408.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2016 (unaudited)	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$14,379	$3,261
Receivables – net	6,647	6,166
Inventory	2,153	2,612
Deferred income tax asset	0	624
Current assets held for sale	0	2,461
Prepaid expense and other assets	2,681	2,768

Total current assets	25,860	17,892
Property, plant and equipment, at cost	31,397	33,914
Less accumulated depreciation	20,565	20,920

Property, plant and equipment – net	10,832	12,994
Noncurrent Assets:
Intangible assets – net	2,624	2,695
Goodwill	461	461
Deferred income tax asset	0	1,698
Noncurrent assets held for sale	0	7,633
Other noncurrent assets	866	732

Total noncurrent assets	3,951	13,219

TOTAL ASSETS	$40,643	$44,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,486	$3,391
Current maturities of long-term debt	499	7,473
Accrued payroll and related taxes	2,218	2,872
Due to third party payors	461	1,883
Income tax payable	84	2
Current liabilities held for sale	0	2,745
Other accrued expenses	1,425	1,685

Total current liabilities	7,173	20,051
Long-Term Liabilities
Long-term debt	6,464	2,979
Deferred income tax liability	56	0
Noncurrent liability for professional liability risks	984	1,161
Other noncurrent liabilities	302	425

Total long-term liabilities	7,806	4,565
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,444 shares at December 31, 2016 and at June 30, 2016	4,722	4,722
Additional paid-in capital	13,593	13,539
Retained earnings	7,769	1,648
Accumulated other comprehensive loss	(420)	(420)

Total Shareholders’ Equity	25,664	19,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,643	$44,105

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Operating revenues (net of contractual allowances)	$14,359	$17,116	$27,438	$34,416
Less provision for bad debts of Healthcare Facilities Segment	104	532	137	1,248

Net revenues	14,255	16,584	27,301	33,168
Costs and Expenses
Cost of goods sold	5,433	5,371	10,069	9,968
Salaries, wages and benefits	5,759	7,926	11,604	16,243
Provision for bad debts of Specialty Pharmacy Segment	125	138	216	360
Supplies	482	923	918	1,839
Purchased services	713	880	1,421	1,749
Other operating expenses	1,111	1,959	2,821	4,160
Rent and lease expense	138	190	267	391
EHR incentive payments	0	7	0	7
Depreciation and amortization	466	452	910	879

Operating Profit (Loss)	28	(1,262)	(925)	(2,428)
Other Income, (Expense):
Gain on sale of assets	2,995	6	3,017	7
Loss on extinguishment of debt	(289)	0	(243)	0
Interest expense – net	(157)	(209)	(378)	(426)

Earnings (Loss) from Continuing Operations before income taxes	2,577	(1,465)	1,471	(2,847)
Income Tax Expense (Benefit)	(372)	7,101	(228)	6,852

Earnings (Loss) from Continuing Operations	2,949	(8,566)	1,699	(9,699)
Earnings (Loss) from Discontinued Operations, net of tax	149	(780)	4,422	(1,315)

Net Earnings (Loss)	3,098	(9,346)	6,121	(11,014)
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$3,098	$(9,346)	$6,121	$(11,014)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.31	$(0.91)	$0.18	$(1.03)

Diluted	$0.31	$(0.91)	$0.18	$(1.03)

Discontinued Operations:
Basic	$0.02	$(0.08)	$0.47	$(0.14)

Diluted	$0.02	$(0.08)	$0.47	$(0.14)

Net Earnings (Loss):
Basic	$0.33	$(0.99)	$0.65	$(1.17)

Diluted	$0.33	$(0.99)	$0.65	$(1.17)

Weighted-Average Common Shares Outstanding:
Basic	9,443	9,443	9,443	9,443

Diluted	9,450	9,443	9,449	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015
Net Cash Used in Operating Activities	$(3,914)	$(921)
Cash Flows from Investing Activities:
Proceeds from sale of Chestatee	14,620	0
Proceeds from sale of medical office building and other assets	4,936	0
Expenditures for property, plant and equipment – continuing operations	(808)	(825)
Expenditures for property, plant and equipment – discontinued operations	0	(20)

Net Cash Provided by (Used in) Investing Activities	18,748	(845)
Cash Flows from Financing Activities:
Payments on long-term debt – continuing operation	(3,716)	(466)

Net Cash Used in Financing Activities	(3,716)	(466)

Net increase (decrease) in Cash and Cash Equivalents	11,118	(2,232)
Cash and Cash Equivalents Beginning of Period	3,261	5,974

Cash and Cash Equivalents End of Period	$14,379	$3,742

Supplement Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$345	$390

Income taxes	$90	$76

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2016 and for the three and six month periods ended December 31, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2016 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 30, 2016. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink owns businesses which are providers of healthcare services in certain non-urban markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments, which is composed of:

•	A subsidiary which owns and operates an 84-licensed-bed, acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychology unit (“GPU” and a 66-bed nursing home.

•	A subsidiary which owns and operates a 100-bed nursing home located in Ellijay, Georgia. This subsidiary also owns a hospital building and leases a portion of that building to an unaffiliated healthcare provider.

•	A subsidiary which owns a medical office building and approximately two acres of unimproved land in Dahlonega, Georgia and a subsidiary which owns approximately 12 acres of unimproved land in Fulton, Missouri.

•	A subsidiary which owns a closed hospital building and a medical office building in Clanton, Alabama, a portion of which is currently rented to an unaffiliated healthcare provider.

•	The Specialty Pharmacy Segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets at three retail locations in Louisiana;

•	Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospice, and correctional facilities;

•	Specialty pharmacy services; and

•	Durable medical equipment consisting primarily of products for nursing homes and patient-administered home care.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy operations since 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a specialty pharmacy business acquired in April 2008 with four service lines.

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes certain facilities in its Healthcare Facilities Segment as well as its Pharmacy Segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and may use a portion of its existing cash assets, as well as any net proceeds from future dispositions, to prepay any debt, return capital to shareholders including through potential public or private purchases of share, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. The Trace Hospital, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net Revenues:
Chestatee Hospital	$268	$3,698	$2,369	$7,586
Other Sold Hospitals	14	31	(220)	131

	$282	$3,729	$2,149	$7,717

Earnings (Loss) before income taxes:
Chestatee Hospital	$251	$(516)	$187	$(1,110)
Other Sold Hospitals	3	54	(235)	(134)
Life sciences and engineering	(38)	(35)	(75)	(71)
Gain on sale of Chestatee Hospital	24	0	7,270	0

Earnings (Loss) before income taxes	240	(497)	7,147	(1,315)

Income tax expense (benefit)	91	283	2,725	0

Earnings (Loss) from discontinued operations	$149	$(780)	$4,422	$(1,315)

Chestatee Hospital – On August 19, 2016, the Company’s subsidiary Southern Health Corporation of Dahlonega, Inc. (“Chestatee”) sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds have been used for the payment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016. Chestatee’s revenues and earnings before income taxes in the quarter ended December 31, 2016 consist primarily of a prior year Medicare cost report settlement.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicare cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2016 and 2015.

The components of pension expense for the three months ended December 31, 2016 and 2015, respectively, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest Cost	$13	$16	$26	$32
Expected return on assets	(8)	(8)	(16)	(16)
Amortization of prior service cost	33	27	65	55

Net pension expense	$38	$35	$75	$71

SunLink contributed $70 to the plan in the six months ended December 31, 2016 and expects to contribute an additional $70 during the last two quarters of the fiscal year ending June 30, 2017.

Note 4. – Shareholders’ Equity

Common Share Purchase Tender Offer – On January 10, 2017, SunLink announced that it had commenced a tender offer to purchase up to 3,000,000 of its common shares at a price of $1.50 per share (the “Offer”). The number of shares proposed to be purchased in the Offer represents approximately 31.77% of the approximately 9,443,408 of SunLink’s outstanding common shares as of February 14, 2017 and involves an aggregate purchase price of $4,500. The Offer, as extended, will expire at 5:00 p.m., New York City time, on February 24, 2017, unless further extended by SunLink. Tenders of shares must be made on or prior to the expiration of the Offer and may be withdrawn at any time on or prior to the expiration of the Offer. The Offer is subject to a number of terms and conditions described in the Offer to Purchase distributed to shareholders.

Charter Amendments to Protect Net Operating Losses – On November 7, 2016, SunLink’s shareholders approved amendments to the Company’s article of incorporation to restrict certain transfers of common shares in order to protect future use of the Company’s federal and state income tax net operating losses. The amendments generally void transfers of shares that would result in the creation of a new 4.9% shareholder or result in an existing 4.9% shareholder acquiring additional shares. The purpose of the amendments is to assist the Company in protecting the value of its accumulated NOLs by limiting transfers of the Company’s common shares that could ultimately result in an “ownership change” under Section 382 of the Internal Revenue Code. The amendments to the Company’s articles of incorporation are designed to work in tandem with the Tax Benefits Preservation Rights Plan adopted by the company’s board of directors in September 2016.

Tax Benefits Protection Rights Plan – On September 29, 2016, SunLink entered into a Tax Benefits Preservation Rights Plan (the “Tax Benefits Protection Rights Plan”). Effective September 29, 2016, the Board declared a dividend in the form of one preferred stock purchase right for each of the Company’s issued and outstanding common shares. The purpose of the Tax Benefits Protection Rights Plan is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Code.

Stock-Based Compensation

For the three months ended December 31, 2016 and 2015, the Company recognized $5 and $9, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2016 and 2015, the Company recognized $54 and $39, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 72,000 and 30,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2016 and 2015, respectively. There were 45,000 share options granted under the 2005 Equity Incentive Plan during the six months ended December 31, 2015.

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

Revenues by payor were as follows for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Healthcare Facilities Segment:
Medicare	$2,335	$2,494	$4,368	$6,003
Medicaid	2,404	3,307	4,900	6,229
Self-pay	151	479	270	1,124
Managed Care & Other Insurance	657	2,027	1,377	4,429
Other	163	34	282	67

Revenues before provision for doubtful accounts	5,710	8,341	11,197	17,852
Provision for doubtful accounts	(104)	(532)	(137)	(1,248)

Healthcare Facilities Segment Net Revenues	5,606	7,809	11,060	16,604
Pharmacy Segment Net Revenues	8,407	8,568	15,748	16,135
Other Revenues	242	207	493	429

Total Net Revenues	$14,255	$16,584	$27,301	$33,168

The net revenues of the Healthcare Facilities Segments included increases of $347 resulting from prior years’ Medicare cost report settlements for the three and six months ended December 31, 2016 and reductions of $732 resulting from prior years’ Medicare cost report settlements for the three and six months ended December 31, 2015. The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	December 31, 2016	June 30, 2016
Accounts receivable (net of contractual allowances)	$7,379	$7,157
Less allowance for doubtful accounts	(732)	(991)

Patient accounts receivable – net	$6,647	$6,166

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Pharmacy Segment for the three and six months ended December 31, 2016 and 2015:

	Healthcare Facilities	Pharmacy	Total
Three Months Ended December 31, 2016,
Balance at October 1, 2016	$402	$390	$792
Additions recognized as a reduction to revenues:
Continuing Operations	104	125	229
Discontinued Operations	(15)	—	(15)
Accounts written off, net of recoveries	(159)	(115)	(274)

Balance at December 31, 2016	$332	$400	$732

	Healthcare Facilities	Pharmacy	Total
Six Months Ended December 31, 2016:
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	137	216	353
Discontinued Operations	392	—	392
Accounts written off, net of recoveries	(821)	(183)	(1,004)

Balance at December 31, 2016	$332	$400	$732

	Healthcare Facilities	Pharmacy	Total
Three Months Ended December 31, 2015,
Balance at October 1, 2015	$4,781	$444	$5,225
Additions recognized as a reduction to revenues:
Continuing Operations	532	138	670
Discontinued Operations	570	—	570
Accounts written off, net of recoveries	(1,828)	(150)	(1,978)

Balance at December 31, 2015	$4,055	$432	$4,487

	Healthcare Facilities	Pharmacy	Total
Six Months Ended December 31, 2015:
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	1,248	360	1,608
Discontinued Operations	1,586	—	1,586
Accounts written off, net of recoveries	(3,741)	(313)	(4,054)

Balance at December 31, 2015	$4,055	$432	$4,487

Note 6. – Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	December 31, 2016	June 30, 2016
Pharmacy Segment Goodwill	$461	$461

Intangibles consist of the following, net of amortization:

	December 31, 2016	June 30, 2016
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,234)	(1,163)

Net Intangibles	$2,624	$2,695

Amortization expense was $35 and $35 for the three months ended December 31, 2016 and 2015, respectively. Amortization expense was $71 and $71 for the six months ended December 31, 2016 and 2015, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2016	June 30, 2016
Trace RDA Loan	$7,450	$7,698
SHPP RDA Loan	0	1,950
Carmichael Notes	0	1,508
Capital lease obligations and other	22	32

Total	7,472	11,188
Less unamortized debt issuance costs	(509)	(736)
Less current maturities	(499)	(7,473)

	$6,464	$2,979

Trace RDA Loan and Trace Working Capital Loan – On July 11, 2012, Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (which expired on July 2, 2016) with a bank, both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant was entered into requiring deposit of $1,000 into an interest bearing blocked account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until compliance with financial covenants in effect prior to the Amendment or November 15, 2017. Indebtedness of $7,698 as of June 30, 2016 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan – On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was also paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, which were reported as a loss on early repayment of debt of $289 for the three and six months ended December 31, 2016.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the six months ended December 31, 2016 was reported for the interest payable forgiveness.

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. The Company adopted the provisions of ASU 2015-3 on July 1, 2016 and retrospectively for all periods presented. The adoption of ASU 2015-3 had no impact on the Company’s results of operations or cash flows.

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

Note 8. – Income Taxes

Income tax benefit of $372 ($399 federal tax benefit and $27 state tax expense) and income tax expense of $7,101 ($6,439 federal tax expense and $662 state tax expense) was recorded for continuing operations for the three months ended December 31, 2016 and 2015, respectively. Income tax benefit of $228 ($189 federal tax benefit and $39 state tax benefit) and income tax expense of $6,852 ($6,210 federal tax expense and $642 state tax expense) was recorded for continuing operations for the six months ended December 31, 2016 and 2015, respectively.

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

At December 31, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,775 against the deferred tax asset so that there is a net long-term deferred income tax liability of $56 at December 31, 2016. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2016 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate. The deferred income tax liability of $56 at December 31, 2016 will be adjusted quarterly as required under the interim reporting guidance of ASC 740-270.

For Federal income tax purposes, at December 31, 2016, the Company had approximately $7,900 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024

Note 9. – Commitments and Contingencies

Sale of Hospital Facilities – The Company has sold four hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and liabilities. – See Note 3 Discontinued Operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$499	$497	$404
2 years	555	364	409
3 years	588	282	374
4 years	623	223	338
5+ years	5,207	38	909

	$7,472	$1,404	$2,434

Note 10. – Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $175 and $49 for legal services to these law firms in the three months ended December 31, 2016 and 2015, respectively. The

Company has expensed an aggregate of $372 and $133 for legal services to these law firms in the six months ended December 31, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2016 and June 30, 2016 is $176 and $75, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2016 and 2015 and for the three and six months then ended is as follows:

	Healthcare Facilities	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2016
Net revenues from external customers	$5,606	$8,407	$242	$14,255
Operating profit (loss)	477	5	(454)	28
Depreciation and amortization	174	267	25	466
Assets	12,382	12,022	16,239	40,643
Expenditures for property, plant and equipment	168	286	110	564

As of and for the three months ended December 31, 2015
Net revenues from external customers	$7,809	$8,568	$207	$16,584
Operating profit (loss)	(998)	295	(559)	(1,262)
Depreciation and amortization	178	222	52	452
Assets	29,689	12,887	3,132	45,708
Expenditures for property, plant and equipment	50	311	1	362

As of and for the six months ended December 31, 2016
Net revenues from external customers	$11,060	$15,748	$493	$27,301
Operating profit (loss)	555	(187)	(1,293)	(925)
Depreciation and amortization	347	521	42	910
Assets	12,382	12,022	16,239	40,643
Expenditures for property, plant and equipment	222	475	111	808

As of and for the six months ended December 31, 2015
Net revenues from external customers	$16,604	$16,135	$429	$33,168
Operating profit (loss)	(1,496)	216	(1,148)	(2,428)
Depreciation and amortization	359	420	100	879
Assets	29,689	12,887	3,132	45,708
Expenditures for property, plant and equipment	85	739	1	825

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, and specialty pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing healthcare and specialty pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under lending agreements and other indebtedness;

•	the ability or inability to refinance existing indebtedness and existing or potential defaults under existing indebtedness;

•	restrictions imposed by existing or future lending agreements or other indebtedness;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self-insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Specialty Pharmacy Segments;

•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of or costs with respect to our information systems for our Healthcare Facilities and Specialty Pharmacy Segments and our corporate office, including both software and hardware;

•	the availability of and competition from alternative drugs or treatments to those provided by our Specialty Pharmacy Segment; and

•	the restrictions, processes, and conditions relating to our Pharmacy Segment imposed by pharmacy benefit providers, drug manufacturers, and distributors.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees, disposition agreements, and other obligations relating to discontinued operations, including claims from sold or leased facilities, retained liabilities or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general, and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate our remaining hospital (Mississippi) and two remaining nursing homes (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Facilities and Specialty Pharmacy Segments; and

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming facilities and business segments;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals, nursing homes, pharmacy facilities, and healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes certain facilities in its Healthcare Facilities Segment as well as its Pharmacy Segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and may use a portion of its existing cash assets, as well as any net proceeds from future dispositions, to prepay any debt, return capital to shareholders including through potential public or private purchases of share, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2016 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Pharmacy.

	Three Months Ended December 31,			Six Months Ended December 31.
	2016	2015	% Change	2016	2015	% Change
Net Revenues – Healthcare Facilities	$5,606	$7,809	–28.2%	$11,060	$16,604	–33.4%
Net Revenues – Pharmacy	8,407	8,568	–1.5%	15,748	16,135	–2.2%
Other Revenues	242	207	–1.2%	493	429	5.6%

Total Net Revenues	14,255	16,584	–14.0%	27,301	33,168	–17.7%
Costs and expenses	(14,227)	(17,846)	–20.3%	(28,226)	(35,596)	–20.7%

Operating profit (loss)	28	(1,262)	NA	(925)	(2,428)	NA
Interest expense – net	(157)	(209)	–24.9%	(378)	(426)	–11.3%
Loss on extinguishment of debt	(289)	0	NA	(243)	0	NA
Gain on sale of assets	2,995	6	NA	3,017	7	NA

Earning (Loss) from continuing operations before income taxes	$2,577	$(1,465)	275.9%	$1,471	$(2,847)	NA

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	185	276	–33%	374	609	–39%
Nursing Home Patient Days	14,128	14,491	–3%	28,561	29,012	–2%

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Source:
Medicare	40.9%	29.9%	39.0%	33.7%
Medicaid	42.1%	39.7%	43.8%	34.9%
Managed Care Insurance & Other	14.4%	24.7%	14.8%	25.1%
Self-pay	2.6%	5.7%	2.4%	6.3%

	100.0%	100.0%	100.0%	100.0%

The Healthcare Facilities Segment in the current year is composed of two nursing homes, one hospital and two leased medical office buildings. During the three and six months ended December 31, 2015, the segment operated a second hospital on the same site as one of the nursing homes, but closed this hospital in June 2016. Healthcare Facilities net revenues decreased $2,203 for the three months ended December 31, 2016 and $5,544 for the six months ended December 31, 2016, compared to the prior year period primarily as a result of closing a hospital. Net revenues from all payer sources decreased compared to last year. The net revenues of the Healthcare Facilities Segments included increases of $347 resulting from prior years’ Medicare cost report settlements for the three and six months ended December 31, 2016 and reductions of $732 resulting from prior years’ Medicare cost report settlements for the three and six months ended December 31, 2015.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended December 31, 2016 decreased $161, or 2%, from the three months ended December 31, 2015. The decrease was a result of a 7% decrease in Durable Medical Equipment (“DME”) and a 5% decrease in Retail Pharmacy net revenues partially offset by a 1% increase in Institutional Pharmacy net revenues. DME net revenues decreased primarily due to the negative effect of the expansion in January 2016 of Medicare Competitive Bidding in its service area. The average net revenue per DME sales order decreased 16% in the current year, primarily due to the Competitive Bidding expansion. The average net revenue per Retail Pharmacy sales order decreased 5% in the current year.

Pharmacy Segment net revenues for the six months ended December 31, 2016 decreased $387, or 2%, from the six months ended December 31, 2015. The decrease was a result of a 9% decrease in Durable Medical Equipment (“DME”) and a 4% decrease in Retail Pharmacy net revenues partially offset by 4% increase in Institutional Pharmacy net revenues. The average net revenue per DME sales order decreased 14% in the current year, primarily due to the Competitive Bidding expansion. The average net revenue per Retail Pharmacy sales order decreased 4% in the current year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $5,129 and $8,807 for the three months ended December 31, 2016 and 2015, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $10,505 and $18,100 for the six months ended December 31, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Salaries, wages and benefits	61.3%	72.0%	62.8%	69.5%
Supplies	8.0%	11.4%	7.7%	10.7%
Purchased services	7.6%	9.0%	8.0%	8.5%
EHR incentive payments	0.0%	0.1%	0.0%	0.0%
Other operating expenses	10.7%	16.8%	12.6%	16.9%
Rent and lease expense	0.8%	1.2%	0.7%	1.1%
Depreciation and amortization expense	3.1%	2.3%	3.1%	2.1%

All expense categories except depreciation and amortization decreased as a percentage of net revenues for the three months ended December 31, 2016. Depreciation and amortization expense decreased $4 this year. The $3,676 decrease in costs and expenses is due to the closure of one hospital included in the three months ended December 31, 2015. Similarly, all expense categories except depreciation and amortization decreased as a percentage of net revenues for the six months ended December 31, 2016. Depreciation and amortization expense decreased $12 this year. The $7,592 decrease in costs and expenses is due to the closure of one hospital included in the six months ended December 31, 2015.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $8,402 and $8,273 for the three months ended December 31, 2016 and 2015, respectively. Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $15,935 and $15,919 for the six months ended December 31, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of goods sold	64.6%	62.7%	63.9%	61.8%
Salaries, wages and benefits	22.4%	21.5%	23.8%	23.0%
Provision for bad debts	1.5%	1.6%	1.4%	2.2%
Supplies	0.4%	0.4%	0.4%	0.4%
Purchased services	3.5%	3.4%	3.8%	3.9%
Other operating expenses	3.4%	3.5%	3.6%	4.0%
Rent and lease expense	0.9%	0.9%	1.0%	1.1%
Depreciation and amortization expense	3.2%	2.6%	3.3%	2.6%

Cost of goods sold as a percent of net revenues increased in the three and six month periods ended December 31, 2016 as compared to the comparable periods of the prior year due to cost of certain generic drugs and sales product mix for the current period.

Salaries, wages and benefits as a percent of net revenues increased in the three and six month periods ended December 31, 2016 as compared to the comparable periods of the prior year due to the lower net revenues and an actual expense increase of $37 and $32 in the current year three and six month results, respectively, due to increased employee benefits expense. Purchase services increased $16 in the current year three month and $3 in the current year six month results, respectively, due to increased commercial production costs. Depreciation and amortization expense increased $45 and $101 in the current three and six month periods, respectively, due to increased depreciation for capitalized rental DME.

Operating Profit and Loss

The Company reported an operating profit of $28 for the three months ended December 31, 2016 compared to an operating loss of $1,262 for the three months ended December 31, 2015. For the six months ended December 31, 2016, an operating loss of $925 was reported compared to an operating loss of $2,428 for the same period last year. The operating profit for the three months ended December 31, 2016 compared to the operating loss for the prior year’s three month period resulted from the closure of one hospital in June 2016 and positive prior year Medicare costs report settlements this year.

Gain on Sale of Assets

In December 2016, a subsidiary sold its medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,819 was reported on the sale. This property was the collateral for the SHPP RDA Loan, which was paid off at the closing of the sale.

Interest Expense

Interest expense was $157 and $209 for the three months ended December 31, 2016 and 2015, respectively, and $378 and $426 for the six months ended December 31, 2016 and 2015, respectively. The decrease in interest expense resulted from lower debt outstanding. A loss on extinguish of debt of $289 for the three months ended December 31, 2016 resulted from a $97 loan prepayment penalty and $192 of unamortized prepaid loan costs which were expensed when the SHPP RDA Loan was repaid upon the sale of Ellijay MOB in December 2016.

Income Taxes

Income tax benefit of $372 ($399 federal tax benefit and $27 state tax expense) and income tax expense of $7,101 ($6,439 federal tax expense and $662 state tax expense) was recorded for continuing operations for the three months ended December 31, 2016 and 2015, respectively. Income tax benefit of $228 ($189 federal tax benefit and $39 state tax benefit) and income tax expense of $6,852 ($6,210 federal tax expense and $642 state tax expense) was recorded for continuing operations for the six months ended December 31, 2016 and 2015, respectively. The higher than expected income tax expense for the three and six months ended December 31, 2015 resulted from recognizing full valuation allowances for deferred tax assets due to continued loss from operations.

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

At December 31, 2016, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,775 against the deferred tax asset so that there is a net long-term deferred income tax liability of $56 at December 31, 2016. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2016 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate. The deferred income tax liability of $56 at December 31, 2016 will be adjusted quarterly as required under the interim reporting guidance of ASC 740-270.

For Federal income tax purposes, at December 31, 2016, the Company had approximately $7,900 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024.

Earnings (Loss) from Continuing Operations before Income Tax

Earnings from continuing operations before income tax were $2,577 for the three months ended December 31, 2016 compared to a loss from continuing operations before income tax of $1,465 for the three months ended December 31, 2015. The current year results resulted primarily from the $2,819 gain recognized on the sale of the Ellijay MOB. The $2,329 decrease in net revenues in the three months ended December 31, 2016 when compared to the same quarter last year, the $1,475 increase in Healthcare Facilities Segment’s operating profit, and $105 reduction in operating loss by Corporate and Other, offset by an increase of $290 in operating loss by the Pharmacy Segment, resulted in the $28 operating profit for the three months ended December 31, 2016. The gain on sale of assets primarily resulted in earnings from continuing operations before income taxes of $2,577 in the current year quarter.

Earnings from continuing operations before income tax were $1,471 for the six months ended December 31, 2016 compared to a loss from continuing operations before income tax of $2,847 for the six months ended December 31, 2015. The $2,819 gain on the sale of the Ellijay MOB resulted in earnings from continuing operations for the six month period this year.

Earnings (Loss) After Taxes

Earnings from continuing operations were $2,949 ($0.31 per fully diluted share) for the three months ended December 31, 2016 compared to a loss from continuing operations of $8,566 (or a loss of $0.91 per fully diluted share) for the three months ended December 31, 2015. Earnings from continuing operations were $1,699 ($0.18 per fully diluted share) for the six months ended December 31, 2016 compared to a loss from continuing operations of $9,699 (or a loss of $1.03 per fully diluted share) for the six months ended December 31, 2015. The losses for the periods ended December 31, 2015 included higher income tax expense due to the need for full valuations for all deferred net tax assets as a result of continuing operating losses.

Earnings from discontinued operations were $149 for the three months ended December 31, 2016, compared to a loss from discontinued operations of $780 for the three months ended December 31, 2015. Earnings from discontinued operations were $4,422 (including a gain on sale of Chestatee of $7,270 and income tax expense of $2,725) for the six months ended December 31, 2016, compared to a loss from discontinued operations of $1,315 for the six months ended December 31, 2015.

Net income for the three months ended December 31, 2016 was $3,098 (or $0.33 fully diluted share) compared to net loss of $9,346 (a loss of $0.99 earnings per fully diluted share) for the three months ended December 31, 2015. Net income for the six months ended December 31, 2016 was $6,121 (or $0.65 fully diluted share) compared to net loss of $11,014 (a loss of $1.17 earnings per fully diluted share) for the six months ended December 31, 2015.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended December 31, 2016 and 2015, respectively, is shown below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Healthcare Facilities Adjusted EBITDA	$651	$(820)	$902	$(1,137)
Pharmacy Adjusted EBITDA	272	517	334	636
Corporate overhead costs	(429)	(507)	(1,251)	(1,048)
Taxes and interest expense	(215)	(7,310)	(150)	(7,278)
Other non-cash expenses and net change in operating assets and liabilities	(1,003)	8,014	(3,749)	7,906

Net cash used in operations	$(724)	$(106)	$(3,914)	$(921)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash on hand of $14,379 at December 31, 2016. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

The Company believes its Healthcare Facilities Segment and its Pharmacy Segment business continue to underperform. The Company has incurred losses from continuing operations in eight of the last ten fiscal quarters through the quarter ending December 31, 2016. See the “Business Strategy: Operations, Dispositions and Acquisitions” discussion earlier in this Item 2.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan and Trace Working Capital Loan – On July 11, 2012, Southern Health Corporation of Houston, Inc. (“Trace” a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (which expired on July 2, 2016) with a bank, both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at December 31, 2016). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant requiring deposit of $1,000 into an interest bearing blocked account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until compliance with financial covenants in effect prior to the Amendment or November 15, 2017. Indebtedness of $7, 698 as of June 30, 2016 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan – On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was also paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, which were reported as a loss on early repayment of debt of $289 for the three and six months ended December 31, 2016.

Carmichael Notes – On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the six months ended December 31, 2016 was reported for the interest payable forgiveness.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2016 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$499	$497	$404
2 years	555	364	409
3 years	588	282	374
4 years	623	223	338
5+ years	5,207	38	909

	$7,472	$1,404	$2,434

At December 31, 2016, we had outstanding long-term debt of $7,472 of which $7,450 was incurred under the Trace RDA Loan and $22 was related to other debt.

Discontinued Operations

Chestatee Hospital – On August 19, 2016, the Company’s subsidiary Southern Health Corporation of Dahlonega, Inc. (“Chestatee”) sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds have been used for the payment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016. Chestatee’s revenues and earnings before income taxes in the quarter ended December 31, 2016 consist primarily of a prior year Medicare cost report settlement.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. Certain assets and liabilities were retained in connection with these sales. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicare cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2016 and 2015.

Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $175 and $49 for legal services to these law firms in the three months ended December 31, 2016 and 2015, respectively. The Company has expensed an aggregate of $372 and $133 for legal services to these law firms in the six months ended December 31, 2016 and 2015, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2016 and June 30, 2016 is $176 and $75, respectively, of amounts payable to these law firms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2016 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibits:

10.1	Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Bank SNB, National Association.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2017