Form 10-Q
period 2017-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2017-05-11
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of May 11, 2017 was 9,162,608.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2017	June 30,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$11,237	$3,261
Restricted cash	1,000	0
Receivables - net	6,300	6,166
Inventory	2,171	2,612
Deferred income tax asset	0	624
Current assets held for sale	0	2,461
Prepaid expense and other assets	2,784	2,768

Total current assets	23,492	17,892

Property, plant and equipment, at cost	31,669	33,914
Less accumulated depreciation	20,986	20,920

Property, plant and equipment - net	10,683	12,994

Noncurrent Assets:
Intangible assets - net	2,589	2,695
Goodwill	461	461
Deferred income tax asset	0	1,698
Noncurrent assets held for sale	0	7,633
Other noncurrent assets	908	732

Total noncurrent assets	3,958	13,219

TOTAL ASSETS	$38,133	$44,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851	$3,391
Current maturities of long-term debt	503	7,473
Accrued payroll and related taxes	2,398	2,872
Due to third party payors	630	1,883
Current liabilities held for sale	0	2,745
Other accrued expenses	1,258	1,687

Total current liabilities	6,640	20,051
Long-Term Liabilities
Long-term debt, net of debt issuance costs	6,327	2,979
Noncurrent liability for professional liability risks	879	1,161
Other noncurrent liabilities	283	425

Total long-term liabilities	7,489	4,565

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,163 shares at March 31, 2017 and 9,444 at June 30, 2016	4,581	4,722
Additional paid-in capital	13,099	13,539
Retained earnings	6,744	1,648
Accumulated other comprehensive loss	(420)	(420)

Total Shareholders’ Equity	24,004	19,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,133	$44,105

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating revenues (net of contractual allowances)	$13,883	$16,418	$41,321	$50,834
Less provision for bad debts of Healthcare Facilities Segment	184	213	321	1,461

Net revenues	13,699	16,205	41,000	49,373
Costs and Expenses
Cost of goods sold	5,523	5,614	15,592	15,582
Salaries, wages and benefits	5,872	7,675	17,476	23,918
Provision for bad debts of Specialty Pharmacy Segment	126	69	342	429
Supplies	455	647	1,373	2,486
Purchased services	692	761	2,113	2,510
Other operating expenses	1,194	1,958	4,015	6,125
Rent and lease expense	142	191	409	582
Depreciation and amortization	466	477	1,376	1,356

Operating Loss	(771)	(1,187)	(1,696)	(3,615)
Other Income, (Expense):
Gain on sale of assets	2	5	3,019	12
Loss on extinguishment of debt - net	0	0	(243)	0
Interest expense - net	(129)	(211)	(507)	(637)

Earnings (Loss) from Continuing Operations before income taxes	(898)	(1,393)	573	(4,240)
Income Tax Expense (Benefit)	(8)	(1)	(236)	6,851

Earnings (Loss) from Continuing Operations	(890)	(1,392)	809	(11,091)
Earnings (Loss) from Discontinued Operations, net of tax	(135)	(443)	4,287	(1,758)

Net Earnings (Loss)	(1,025)	(1,835)	5,096	(12,849)
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(1,025)	$(1,835)	$5,096	$(12,849)

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.10)	$(0.15)	$0.09	$(1.17)

Diluted	$(0.10)	$(0.15)	$0.09	$(1.17)

Discontinued Operations:
Basic	$(0.01)	$(0.05)	$0.46	$(0.19)

Diluted	$(0.01)	$(0.05)	$0.45	$(0.19)

Net Earnings (Loss):
Basic	$(0.11)	$(0.19)	$0.54	$(1.36)

Diluted	$(0.11)	$(0.19)	$0.54	$(1.36)

Weighted-Average Common Shares Outstanding:
Basic	9,334	9,443	9,408	9,443

Diluted	9,334	9,443	9,429	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$(4,999)	$(291)

Cash Flows from Investing Activities:

Proceeds from sale of Chestatee	14,620	0
Proceeds from sale of medical office building and other assets	4,942	0
Expenditures for property, plant and equipment - continuing operations	(1,097)	(1,127)
Expenditures for property, plant and equipment - discontinued operations	0	(66)

Net Cash Provided by (Used in) Investing Activities	18,465	(1,193)

Cash Flows from Financing Activities:
Payments on long-term debt - continuing operation	(3,850)	(601)
Repurchase of common shares	(640)	0
Deposit of restricted cash	(1,000)	0

Net Cash Used in Financing Activities	(5,490)	(601)

Net increase (decrease) in Cash and Cash Equivalents	7,976	(2,085)

Cash and Cash Equivalents Beginning of Period	3,261	5,974

Cash and Cash Equivalents End of Period	$11,237	$3,889

Supplement Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$458	$579

Income taxes	$141	$78

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2017

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2017 and for the three and nine month periods ended March 31, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2016 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 30, 2016. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink owns businesses which are providers of healthcare services in certain non-urban markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Facilities Segments, which is composed of:

•	A subsidiary which owns and operates an 84-licensed-bed, acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychiatry unit (“GPU”) and a 66-bed nursing home.

•	A subsidiary which owns and operates a 100-bed nursing home located in Ellijay, Georgia. This subsidiary also owns a hospital building and leases a portion of that building to an unaffiliated healthcare provider.

•	A subsidiary which owns a medical office building and approximately two acres of unimproved land in Dahlonega, Georgia and a subsidiary which owns approximately 12 acres of unimproved land in Fulton, Missouri.

•	A subsidiary which owns a closed hospital building and a medical office building in Clanton, Alabama, a portion of which is currently rented to an unaffiliated healthcare provider.

•	The Specialty Pharmacy Segment, which is composed of four operational areas:

•	Pharmacy products and services which are conducted in rural markets at three locations in Louisiana;

•	Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospice, and correctional facilities;

•	Specialty pharmacy services; and

•	Durable medical equipment consisting primarily of products for nursing homes and patient-administered home care.

SunLink subsidiaries have conducted the healthcare facilities business since 2001 and the specialty pharmacy operations since 2008. Our Specialty Pharmacy Segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary.

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes certain facilities in its Healthcare Facilities Segment as well as its Speciality Pharmacy Segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business lines. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and to repurchase common shares in a tender offer completed in February 2017. The Company may use a portion of its existing cash, as well as any net proceeds from future dispositions, if any, to prepay debt, return capital to shareholders including through potential public or private purchases of share, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions, if any, will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Revenues:
Chestatee Hospital	$—	$3,771	$2,369	$11,357
Other Sold Hospitals	(68)	17	(288)	148

	$(68)	$3,788	$2,081	$11,505

Earnings (Loss) before income taxes:
Chestatee Hospital	$(104)	$(322)	$83	$(1,432)
Other Sold Hospitals	(69)	(85)	(304)	(219)
Life sciences and engineering	(37)	(36)	(112)	(107)
Gain on sale of Chestatee Hospital	0	0	7,270	0

Earnings (Loss) before income taxes	(210)	(443)	6,937	(1,758)

Income tax expense (benefit)	(75)	0	2,650	0

Earnings (Loss) from discontinued operations	$(135)	$(443)	$4,287	$(1,758)

Chestatee Hospital—On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds were used for the repayment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2017 and 2016.

The components of pension expense for the three and nine months ended March 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest Cost	$13	$16	$39	$48
Expected return on assets	(8)	(8)	(24)	(24)
Amortization of prior service cost	32	28	97	83

Net pension expense	$37	$36	$112	$107

SunLink contributed $105 to the plan in the nine months ended March 31, 2017 and expects to contribute an additional $35 during the last quarter of the fiscal year ending June 30, 2017.

Note 4. – Restricted Cash

Under an Fourth Amendment to the Trace RDA Loan (see Note 8. Long-Term Debt) a deposit of $1,000 into an interest bearing blocked account was made with the lender and certain financial covenants were modified. The deposit, which was made on January 13, 2017, will remain in the blocked account until compliance is achieved with respect to financial covenants in effect prior to the Amendment or until November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At March 31, 2017, Trace was in compliance with the modified covenants but not with the prior covenants.

Note 5. – Shareholders’ Equity

Common Share Purchase Tender Offer – SunLink purchased 280,800 of its common shares at a price of $1.50 per share as a result of a tender offer (the “Offer”) which expired February 24, 2017. The aggregate purchase price of the common shares, including expenses of the Offer was $640. The Offer was subject to a number of terms and conditions described in the Offer to Purchase distributed to shareholders.

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

Stock-Based Compensation

For the three months ended March 31, 2017 and 2016, the Company recognized $5 and $10, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2017 and 2016, the Company recognized $59 and $49, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 72,000 and 30,000 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2017 and 2016, respectively. There were 45,000 share options granted under the 2005 Equity Incentive Plan during the nine months ended March 31, 2016.

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

Revenues by payor were as follows for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Healthcare Facilities Segment:
Medicare	$2,079	$3,199	$6,447	$9,202
Medicaid	2,285	3,006	7,185	9,235
Self-pay	86	107	356	1,231
Managed Care & Other Insurance	871	1,411	2,248	5,840
Other	92	35	374	102

Revenues before provision for doubtful accounts	5,413	7,758	16,610	25,610
Provision for doubtful accounts	(184)	(213)	(321)	(1,461)

Healthcare Facilities Segment Net Revenues	5,229	7,545	16,289	24,149
Pharmacy Segment Net Revenues	8,198	8,509	23,946	24,644
Other Revenues	272	151	765	580

Total Net Revenues	$13,699	$16,205	$41,000	$49,373

The net revenues of the Healthcare Facilities Segments included increases of $38 and $385 resulting from prior years’ Medicare cost report settlements for the three and nine months ended March 31, 2017 and increases (reductions) of $140 and ($662) resulting from prior years’ Medicare cost report settlements for the three and nine months ended March 31, 2016. The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	March 31	June 30,
	2017	2016
Accounts receivable (net of contractual allowances)	$7,010	$7,157
Less allowance for doubtful accounts	(710)	(991)

Patient accounts receivable - net	$6,300	$6,166

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Facilities Segment and the Pharmacy Segment for the three and nine months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Healthcare
	Facilities	Pharmacy	Total
Balance at January 1, 2017	$332	$400	$732
Additions recognized as a reduction to revenues:
Continuing Operations	184	126	310
Discontinued Operations	(14)	—	(14)
Accounts written off, net of recoveries	(180)	(138)	(318)

Balance at March 31, 2017	$322	$388	$710

NIne Months Ended March 31, 2017	Healthcare
	Facilities	Pharmacy	Total
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	321	342	663
Discontinued Operations	378	—	378
Accounts written off, net of recoveries	(1,001)	(321)	(1,322)

Balance at March 31, 2017	$322	$388	$710

Three Months Ended March 31, 2016	Healthcare
	Facilities	Pharmacy	Total
Balance at January 1, 2016	$4,055	$432	$4,487
Additions recognized as a reduction to revenues:
Continuing Operations	213	69	282
Discontinued Operations	530	—	530
Accounts written off, net of recoveries	(1,698)	(146)	(1,844)

Balance at March 31, 2016	$3,100	$355	$3,455

Nine Months Ended March 31, 2016	Healthcare
	Facilities	Pharmacy	Total
Balance at July 1, 2015	$4,962	$385	$5,347
Additions recognized as a reduction to revenues:
Continuing Operations	1,461	429	1,890
Discontinued Operations	2,116	—	2,116
Accounts written off, net of recoveries	(5,439)	(459)	(5,898)

Balance at March 31, 2016	$3,100	$355	$3,455

Note 7. - Goodwill and Intangible Assets

SunLink’s goodwill and intangible assets are composed of:

	March 31,	June 30,
	2017	2016
Pharmacy Segment Goodwill	$461	$461

Intangibles consist of the following, net of amortization:

	March 31,	June 30,
	2017	2016
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	2,000	2,000
Customer Relationships	1,089	1,089
Medicare License	769	769

	3,858	3,858
Accumulated Amortization	(1,269)	(1,163)

Net Intangibles	$2,589	$2,695

Amortization expense was $35 and $35 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense was $106 and $106 for the nine months ended March 31, 2017 and 2016, respectively.

Note 8. –Long-Term Debt

Long-term debt consisted of the following:

	March 31,	June 30,
	2017	2016
Trace RDA Loan	$7,321	$7,698
SHPP RDA Loan	0	1,950
Carmichael Notes	0	1,508
Capital lease obligations and other	17	32

Total	7,338	11,188
Less unamortized debt issuance costs	(508)	(736)
Less current maturities	(503)	(7,473)

	$6,327	$2,979

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (which expired on July 2, 2016) with a bank, both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At March 31, 2017, Trace was in compliance with the modified covenants but not with the prior covenants. Indebtedness of $7,698 as of June 30, 2016 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, both of which were reported as a loss on early repayment of debt of $289 for the nine months ended March 31, 2017.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the nine months ended March 31, 2017 was reported for the accrued interest forgiveness.

ASU 2016-3, “Simplifying the Presentation of Debt Issuance Costs” —In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2016-3”). ASU 2016-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. The Company adopted the provisions of ASU 2016-3 on July 1, 2016 and retrospectively for all periods presented. The adoption of ASU 2016-3 had no impact on the Company’s results of operations or cash flows.

The following is a summary of the line items impact of the adoption of ASU 2016-3 in the Company’s June 30, 2016 accompanying condensed consolidated balance sheet:

	As	Adjustments	As
	Originally	for the Adoption	Currently
	Reported	of ASU 2015-3	Reported
Prepaid expense and other current assets	$2,777	$(9)	$2,768
Total current assets	$17,901	$(9)	$17,892
Other noncurrent assets	$1,459	$(727)	$732
Total noncurrent assets	$13,946	$(727)	$13,219
Total Assets	$44,841	$(736)	$44,105
Current maturities of long-term debt	$8,012	$(539)	$7,473
Total current liabilities	$20,590	$(539)	$20,051
Long-term debt	$3,176	$(197)	$2,979
Total long-term liabilities	$4,762	$(197)	$4,565
Total Liabilities and Shareholders’ Equity	$44,841	$(736)	$44,105

Note 9. – Income Taxes

Income tax benefit of $8 ($32 federal tax benefit and $24 state tax expense) and income tax benefit of $1 ($0 federal tax expense and $1 state tax benefit) was recorded for continuing operations for the three months ended March 31, 2017 and 2016, respectively. Income tax benefit of $236 ($221 federal tax benefit and $15 state tax benefit) and income tax expense of $6,851 ($6,210 federal tax expense and $641 state tax expense) was recorded for continuing operations for the nine months ended March 31, 2017 and 2016, respectively.

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

At March 31, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $10,206 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2017 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at March 31, 2017, the Company had approximately $11,100 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024.

Note 10. – Commitments and Contingencies

Sale of Hospital Facilities — The Company has sold four hospital facilities since June 30, 2012 and in connection with the sales has retained certain assets and liabilities. – See Note 3 Discontinued Operations.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2017 were as follows:

			Interest on
Payments	Long-Term	Operating	Outstanding
due in:	Debt	Leases	Debt
1 year	$503	$545	$396
2 years	561	402	400
3 years	596	336	366
4 years	634	243	328
5+ years	5,044	59	803

	$7,338	$1,585	$2,293

Note 11. - Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $109 and $71 for legal services to these law firms in the three months ended March 31, 2017 and 2016, respectively. The Company has expensed an aggregate of $481 and $204 for legal services to these law firms in the nine months ended March 31, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2017 and June 30, 2016 is $21 and $75, respectively, of amounts payable to these law firms.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2017 and 2016 and for the three and nine months then ended is as follows:

	Healthcare		Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended March 31, 2017
Net revenues from external customers	$5,229	$8,198	$272	$13,699
Operating loss	(112)	(324)	(335)	(771)
Depreciation and amortization	150	289	27	466
Assets	12,458	11,519	14,156	38,133
Expenditures for property, plant and equipment	24	264	1	289

As of and for the three months ended March 31, 2016
Net revenues from external customers	$7,545	$8,509	$151	$16,205
Operating loss	(638)	—	(549)	(1,187)
Depreciation and amortization	186	246	45	477
Assets	26,288	12,135	6,496	44,919
Expenditures for property, plant and equipment	8	292	2	302

As of and for the nine months ended March 31, 2017
Net revenues from external customers	$16,289	$23,946	$765	$41,000
Operating profit (loss)	443	(511)	(1,628)	(1,696)
Depreciation and amortization	497	810	69	1,376
Assets	12,458	11,519	14,156	38,133
Expenditures for property, plant and equipment	246	739	112	1,097

As of and for the nine months ended March 31, 2016
Net revenues from external customers	$24,149	$24,644	$580	$49,373
Operating profit (loss)	(2,134)	216	(1,697)	(3,615)
Depreciation and amortization	545	666	145	1,356
Assets	26,288	12,135	6,496	44,919
Expenditures for property, plant and equipment	93	1,031	3	1,127

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving internal operations of the existing pharmacy business and healthcare facilities subsidiaries and on the sale or disposition of its subsidiaries’ underperforming assets. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy and other corporate objectives. The Company also is considering potential upgrades and improvements to certain of its healthcare facilities. The Company believes certain facilities in its Healthcare Facilities Segment as well as its Pharmacy Segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its specialty pharmacy business. The Company has used cash proceeds from recent dispositions of assets to pay off certain liabilities and to repurchase common shares in a tender offer completed in February 2017. The Company may use a portion of its existing cash, as well as any net proceeds from future dispositions, if any, to prepay debt, return capital to shareholders including through potential public or private purchases of share, make improvements to existing facilities, and for other general corporate purposes. There can be no assurance that any further dispositions, if any, will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2016 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Facilities and Pharmacy.

	Three Months Ended			Nine Months Ended
		March 31,			March 31,
	2017	2016	% Change	2017	2016	% Change
Net Revenues - Healthcare Facilities	$5,229	$7,545	-30.7%	$16,289	$24,149	-32.5%
Net Revenues - Pharmacy	8,198	8,509	-3.7%	23,946	24,644	-2.8%
Other Revenues	272	151	80.1%	765	580	31.9%

Total Net Revenues	13,699	16,205	-15.5%	41,000	49,373	-17.0%
Costs and expenses	(14,470)	(17,392)	-16.8%	(42,696)	(52,988)	-19.4%

Operating loss	(771)	(1,187)	NA	(1,696)	(3,615)	NA
Interest expense - net	(129)	(211)	-38.9%	(507)	(637)	-20.4%
Loss on extinguishment of debt	0	0	NA	(243)	0	NA
Gain on sale of assets	2	5	-60.0%	3,019	12	NA

Earning (Loss) from continuing operations before income taxes	$(898)	$(1,393)	35.5%	$573	$(4,240)	NA

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	154	156	-1%	400	679	-41%
Nursing Home Patient Days	13,428	14,099	-5%	41,989	43,091	-3%

Results of Operations

Healthcare Facilities Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Facilities Segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Source:
Medicare	38.4%	41.2%	38.8%	35.9%
Medicaid	42.2%	38.8%	43.3%	36.1%
Managed Care Insurance & Other	17.8%	18.6%	15.7%	23.2%
Self-pay	1.6%	1.4%	2.2%	4.8%

	100.0%	100.0%	100.0%	100.0%

The Healthcare Facilities Segment in the current year is composed of two nursing homes, one hospital and two leased medical office buildings. During the three and nine months ended March 31, 2016, the segment operated a second hospital on the same site as one of the nursing homes, but closed this hospital in June 2016. Healthcare Facilities net revenues decreased $2,316 for the three months ended March 31, 2017 and $7,860 for the nine months ended March 31, 2017, compared to the prior year period primarily as a result of closing a hospital. Net revenues from all payer sources decreased compared to last year. The net revenues of the Healthcare Facilities Segments included increases of $38 and $385 resulting from prior years’ Medicare cost report settlements for the three and nine months ended March 31, 2017 and increases (reductions) of $140 and ($662) resulting from prior years’ Medicare cost report settlements for the three and nine months ended March 31, 2016.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended March 31, 2017 decreased $311, or 4%, from the three months ended March 31, 2016. The decrease was a result of a 10% decrease in Durable Medical Equipment (“DME”) and a 6% decrease in Retail Pharmacy net revenues partially offset by a 2% increase in Institutional Pharmacy net revenues. DME net revenues decreased primarily due to the negative effect of the expansion in January 2016 of Medicare Competitive Bidding in its service area. The average net revenue per DME sales order decreased 12% in the current year, primarily due to the Competitive Bidding expansion. The average net revenue per Retail Pharmacy sales order decreased 10% in the current year.

Pharmacy Segment net revenues for the nine months ended March 31, 2017 decreased $698, or 3%, from the nine months ended March 31, 2016. The decrease was a result of a 10% decrease in Durable Medical Equipment (“DME”) and a 5% decrease in Retail Pharmacy net revenues partially offset by 3% increase in Institutional Pharmacy net revenues. The average net revenue per DME sales order decreased 13% in the current year, primarily due to the Competitive Bidding expansion. The average net revenue per Retail Pharmacy sales order decreased 6% in the current year.

Healthcare Facilities Segment Cost and Expenses

Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $5,341 and $8,183 for the three months ended March 31, 2017 and 2016, respectively. Costs and expenses for our Healthcare Facilities Segment, including depreciation and amortization, were $15,846 and $26,283 for the nine months ended March 31, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Salaries, wages and benefits	68.1%	70.1%	64.4%	69.8%
Supplies	8.0%	8.1%	7.8%	9.9%
Purchased services	7.7%	8.2%	7.9%	8.4%
Other operating expenses	14.5%	18.3%	13.3%	17.3%
Rent and lease expense	0.9%	1.2%	0.8%	1.1%
Depreciation and amortization expense	2.9%	2.5%	3.0%	2.3%

All expense categories except depreciation and amortization decreased as a percentage of net revenues for the three months ended March 31, 2017. Depreciation and amortization expense decreased $37 this year. The $2,842 decrease in costs and expenses is due to the closure of one hospital included in the three months ended March 31, 2016. Similarly, all expense categories except depreciation and amortization decreased as a percentage of net revenues for the nine months ended March 31, 2017. Depreciation and amortization expense decreased $48 this year. The $10,437 decrease in costs and expenses is due to the closure of one hospital included in the nine months ended March 31, 2016.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $8,522 and $8,509 for the three months ended March 31, 2017 and 2016, respectively. Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $24,457 and $24,428 for the nine months ended March 31, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of goods sold	67.4%	66.0%	65.1%	63.2%
Salaries, wages and benefits	22.8%	22.3%	23.4%	22.8%
Provision for bad debts	1.5%	0.8%	1.4%	1.7%
Supplies	0.4%	0.4%	0.4%	0.4%
Purchased services	3.5%	3.3%	3.7%	3.5%
Other operating expenses	3.9%	3.4%	3.7%	3.8%
Rent and lease expense	1.0%	0.8%	1.0%	1.0%
Depreciation and amortization expense	3.5%	2.9%	3.4%	2.7%

Cost of goods sold as a percent of net revenues increased in the three and nine month periods ended March 31, 2017 as compared to the comparable periods of the prior year due to the increased of cost of certain generic drugs and changes in Institutional Pharmacy sales product mix for the current period.

Salaries, wages and benefits as a percent of net revenues increased in the three and nine month periods ended March 31, 2017 as compared to the comparable periods of the prior year due to the lower net revenues and an actual expense decrease of $32 in the current year three month results. Depreciation and amortization expense increased $44 and $145 in the current three and nine month periods, respectively, due to increased depreciation for capitalized rental DME and capitalized leasehold improvements.

Operating Profit and Loss

The Company reported an operating loss of $771 for the three months ended March 31, 2017 compared to an operating loss of $1,187 for the three months ended March 31, 2016. The operating loss for the three months ended March 31, 2017 decreased compared to the operating loss for the prior year’s three month period resulted from the closure of one hospital in June 2016 which was unprofitable. For the nine months ended March 31, 2017, an operating loss of $1,696 was reported compared to an operating loss of $3,615 for the same period last year. Positive adjustments for Medicare cost report adjustments of $385 for the nine months ended March 31, 2017 compared to negative adjustments of $662 for the nine months ended March 31, 2016 contributed to the reduction of the operating loss in the current year’s nine months results compared to the same period last year.

Gain on Sale of Assets

In December 2016, a subsidiary sold its medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,819 was reported on the sale. This property was the collateral for the SHPP RDA Loan, which was paid off at the closing of the sale.

Interest Expense

Interest expense was $129 and $211 for the three months ended March 31, 2017 and 2016, respectively, and $507 and $637 for the nine months ended March 31, 2017 and 2016, respectively. The decrease in interest expense resulted from lower debt outstanding as the SHPP RDA loan and Carmichael Notes were repaid earlier in the fiscal year.

Income Taxes

Income tax benefit of $8 ($32 federal tax benefit and $24 state tax expense) and income tax benefit of $1 ($0 federal tax expense and $1 state tax benefit) was recorded for continuing operations for the three months ended March 31, 2017 and 2016, respectively. Income tax benefit of $236 ($221 federal tax benefit and $15 state tax benefit) and income tax expense of $6,851 ($6,210 federal tax expense and $641 state tax expense) was recorded for continuing operations for the nine months ended March 31, 2017 and 2016, respectively.

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

At March 31, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $10,206 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2017 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Facilities Segment businesses operate.

For Federal income tax purposes, at March 31, 2017, the Company had approximately $11,100 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024.

Earnings (Loss) from Continuing Operations before Income Tax

Loss from continuing operations before income tax were $898 for the three months ended March 31, 2017 compared to a loss from continuing operations before income tax of $1,393 for the three months ended March 31, 2016. The decreased loss in the three months ended March 31, 2017 when compared to the same quarter last year resulted from the $526 decrease in Healthcare Facilities Segment’s operating loss and lower interest expense.

Earnings from continuing operations before income tax was $573 for the nine months ended March 31, 2017 compared to a loss from continuing operations before income tax of $4,240 for the nine months ended March 31, 2016. The $2,819 gain on the sale of the Ellijay MOB resulted in earnings from continuing operations for the nine month period this year.

Earnings (Loss) After Taxes

Loss from continuing operations were $890 (or a loss of $0.10 per fully diluted share) for the three months ended March 31, 2017 compared to a loss from continuing operations of $1,392 (or a loss of $0.15 per fully diluted share) for the three months ended March 31, 2016. Earnings from continuing operations were $809 ($0.09 per fully diluted share) for the nine months ended March 31, 2017 compared to a loss from continuing operations of $11,091 (or a loss of $1.17 per fully diluted share) for the nine months ended March 31, 2016. The losses for the periods ended March 31, 2016 included higher income tax expense due to the need for full valuations for all deferred net tax assets as a result of continuing operating losses.

Loss from discontinued operations were $135 for the three months ended March 31, 2017, compared to a loss from discontinued operations of $443 for the three months ended March 31, 2016. Earnings from discontinued operations were $4,287 (including a gain on sale of Chestatee of $7,270 and income tax expense of $2,650) for the nine months ended March 31, 2017, compared to a loss from discontinued operations of $1,758 for the nine months ended March 31, 2016.

Net loss for the three months ended March 31, 2017 was $1,025 (or a loss of $0.11 fully diluted share) compared to net loss of $1,835 (a loss of $0.19 earnings per fully diluted share) for the three months ended March 31, 2016. Net income for the nine months ended March 31, 2017 was $5,096 (or $0.54 fully diluted share) compared to net loss of $12,849 (a loss of $1.36 earnings per fully diluted share) for the nine months ended March 31, 2016.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Facilities Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended March 31, 2017 and 2016, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Healthcare Facilities Adjusted EBITDA	$38	$(452)	$940	$(1,589)
Pharmacy Adjusted EBITDA	(35)	246	299	882
Corporate overhead costs	(308)	(504)	(1,559)	(1,552)
Taxes and interest expense	(121)	(210)	(271)	(7,488)
Other non-cash expenses and net change in operating assets and liabilities	(659)	1,550	(4,408)	9,456

Net cash used in operations	$(1,085)	$630	$(4,999)	$(291)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash on hand of $11,237 at March 31, 2017. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

The Company believes its Healthcare Facilities Segment and its Pharmacy Segment business continue to underperform. The Company has incurred losses from continuing operations in nine of the last eleven fiscal quarters through the quarter ending March 31, 2017. See the “Business Strategy: Operations, Dispositions and Acquisitions” discussion earlier in this Item 2.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, Southern Health Corporation of Houston, Inc. (“Trace”), a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (which expired on July 2, 2016) with a bank, both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at March 31, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At March 31, 2017, Trace was in compliance with the modified covenants but not the prior covenants. Indebtedness of $7,698 as of June 30, 2016 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace

RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”), a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, both of which were reported as a loss on early repayment of debt of $289 for the nine months ended March 31, 2017.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the nine months ended March 31, 2017 was reported for the accrued interest forgiveness.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2017 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$503	$545	$396
2 years	561	402	400
3 years	596	336	366
4 years	634	243	323
5+ years	5,044	59	808

	$7,338	$1,585	$2,293

At March 31, 2017, we had outstanding long-term debt of $7,338 of which $7,321 was incurred under the Trace RDA Loan and $17 was related to other debt.

Discontinued Operations

Chestatee Hospital—On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds were used for the repayment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2017 and 2016.

Related Party Transactions

A director of the Company and the Company’s former corporate secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $109 and $71 for legal services to these law firms in the three months ended March 31, 2017 and 2016, respectively. The Company has expensed an aggregate of $481 and $204 for legal services to these law firms in the nine months ended March 31, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2017 and June 30, 2016 is $21 and $75, respectively, of amounts payable to these law firms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2017 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 11, 2017