Form 10-K
period 2017-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2017-09-28
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Shares without par value	NYSE American, LLC

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

At the close of business on September 27, 2017, there were 9,162, 565 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2016 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $8,469,044.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 13, 2017, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Trace Hospital, Parkside Ellijay, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. healthcare industry, including community hospitals, long-term care facilities, medical offices, healthcare support services, and pharmacy;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing Healthcare Services and Pharmacy facilities and for acquisitions and replacements in such businesses;

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare businesses;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, IT staff, and other staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under lending agreements and other indebtedness;

•	the ability or inability to refinance existing indebtedness and existing or potential defaults under existing indebtedness;

•	restrictions imposed by existing or future lending agreements or other indebtedness;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice), errors and omissions, and general liability insurance;

•	the efforts of insurers, healthcare providers referral services, and others to contain healthcare costs;

•	the impact of the treatment of patients, especially senior patients, in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as assisted living and retirement homes surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self-insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Services and the Pharmacy businesses;

•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management, IT staff, and other staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of or costs with respect to our information systems including both software and hardware for our Healthcare Services and Pharmacy businesses as well as for outside customers and our corporate office;

•	the availability of and competition from alternative drugs, treatments, or products to those provided by our Pharmacy business; and

•	the restrictions, processes, and conditions relating to our pharmacy business imposed by pharmacy benefit providers, drug manufacturers, and distributors.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees, disposition agreements, and other obligations relating to discontinued operations and other disposed facilities and businesses, including claims from sold or leased facilities, retained liabilities or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general, and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate (Mississippi, Georgia and Louisiana) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for healthcare facilities, healthcare services and pharmacy products and services, including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL,” Disproportionate Share Hospital “DSH” adjustments, and Average Wholesale Prices (AWP);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Services and Pharmacy businesses; and

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate healthcare or pharmacy businesses (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming facilities and business segments;

•	the availability and terms of capital to fund acquisitions, improvements, renovations, replacement facilities, and support services offerings;

•	competition in the market for acquisitions of healthcare businesses.

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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses provide healthcare services in certain markets in the United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84- bed community hospital and a 66- bed nursing home in Mississippi, a 100- bed nursing home in Georgia, an IT service company based in Georgia, and healthcare facilities, which are leased to third parties. Our Pharmacy segment subsidiary operates a pharmacy business in Louisiana with four service lines.

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

Business Strategy

The business strategy of SunLink is to focus its efforts on expanding and improving operations of and growing its existing Healthcare Services and Pharmacy businesses. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses, while seeking to sell certain of its subsidiaries’ underperforming assets.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares in a tender offer completed in February 2017. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to improve its existing businesses, make acquisitions of Healthcare Services and Pharmacy businesses, prepay debts, return capital to shareholders including through potential public or private purchases of shares, and for other general corporate purposes. There is no assurance that any further dispositions, will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments and competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and by private payors, corporate strategy, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

OPERATIONS

Healthcare Services

The Healthcare Services segment is composed of:

•	A subsidiary which owns and operates Trace Regional Hospital and Floy Dyer Nursing Home (“Trace Hospital”), an 84-licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychiatry unit (“GPU”) and a 66-bed nursing home. This facility focuses primarily on healthcare services.

•	A subsidiary which owns and operates Parkside Ellijay, a 100- bed nursing home and rehabilitation facility (with an adult day care program scheduled to open January 1, 2018) located in Ellijay, Georgia. In addition to its nursing home facility, Parkside Ellijay also occupies a hospital building of which the emergency department space adjacent to the nursing home and rehabilitation facilities are leased to an unaffiliated healthcare provider.

•	A subsidiary which owns a medical office building and approximately two (2) acres of unimproved land in Dahlonega, Georgia. The medical office building is leased to a third party.

•	A subsidiary which owns a medical office building and approximately four (4) acres of land in Clanton, Alabama. A portion of the medical office is currently rented to a third party.

•	A subsidiary which owns approximately twelve (12) acres of unimproved land in Fulton, Missouri.

•	A subsidiary, Envision Health Resources (Envision), which provides information technology (IT) to outside customers and to SunLink subsidiaries.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s Healthcare Services facilities, Trace Hospital and Parkside Ellijay, included in continuing operations for the periods indicated.

	Fiscal Years Ended June 30,
	2017	2016	2015
Facilities owned or leased at end of period	2	2	2
Licensed hospital beds (at end of period)	84	134	134
Hospital beds in service (at end of period)	54	54	94
Nursing home beds in service (at end of period)	166	166	166
Hospital and nursing home admissions	573	828	1,626
Hospital and nursing home patient days	59,796	61,926	64,952

Sources of Revenue

Sources of Healthcare Services Revenue—The following table sets forth the percentage of net revenues from various payors sources in SunLink’s Healthcare Services segment for the periods indicated. The table includes Trace Hospital, Parkside Ellijay, rental income from medical office buildings and Envision services.

	Fiscal Years Ended June 30,
	2017	2016	2015
Source
Medicare	38.1%	37.7%	41.8%
Medicaid	41.5%	38.4%	32.5%
Manage Care, Private and Other Sources	20.4%	23.9%	25.7%

	100.0%	100.0%	100.0%

Our Trace Hospital and Parkside Ellijay receive payments for patient care from Federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. Trace Hospital and Parkside Ellijay are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. TriCare is a federal program for the healthcare of certain U.S. military personnel and their dependants. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Patients generally are not responsible for any difference between established charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations (“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of most facilities, including our own, for the services provided. Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges. See “Item 1. Business—Government Reimbursement Programs—Hospitals—Medicare/Medicaid Reimbursement”.

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in nursing centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the nursing centers operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Healthcare Services Management Teams

Each of our Healthcare Services businesses is managed by a subsidiary officer who is supported by other professional personnel, including, but not limited to, a state-licensed nursing home administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinator, IT staff, nod a business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include, but are not limited to, registered nurses, licensed practical nurses, and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing center subsidiaries with centralized administrative services in certain areas including information systems, reimbursement guidance, and maintenance support, as well as legal, finance, accounting, purchasing, human resources management, and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits the healthcare staff of our nursing centers to focus on the delivery of quality care.

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

Trace Hospital and Parkside Ellijay implement quality assurance procedures to monitor the level and quality of care provided their patients. Each has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the facility. The medical advisory committee also reviews the quality of the logistical, medical and technological support provided to the physicians. Trace Hospital and Parkside Ellijay periodically conduct surveys of their patients, either during their stay or subsequently, to identify potential areas of improvement. Trace Hospital and Parkside Ellijay are each accredited by the JCAHO.

Healthcare Services Competition

Among the factors which we believe influence patient and customer selection in our healthcare markets are:

•	The appearance and functionality of the Healthcare facilities;

•	The quality and demeanor of professional staff and physicians; and

•	The participation of our facility in plans which pay all or a portion of the patient’s bill.

Such factors are influenced heavily by the quality and scope of services, strength of referral networks, location and the price of services.

Trace Hospital and Parkside Ellijay compete with similar senior care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our Healthcare services facilities also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services that we may not offer at our nursing centers. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents. Historically our nursing centers have been located adjacent to acute care hospitals owned and operated by one of our subsidiaries. Currently, however, Parkside Ellijay operates in environment where we no longer own an adjacent hospital and such former hospital has ceased operations, although an unaffiliated healthcare provider has re-opened an emergency department adjacent to Parkside Ellijay.

Envision competes with companies which provide IT hosting, computer hardware, IT software, and IT consulting services to customers, either for fees or in connection with the sale of hardware or software. Envision does not sell hardware or software. Evasion’s competitors may have larger staffs and greater resources and be subsidized by hardware or software vendors or related businesses. Price competition for IT services such as Envision provides is intense and some potential customers operate on legacy IT systems which make it difficult to change to systems which Envision is able to support.

Managed Care

Our subsidiaries are affected by their ability to negotiate service contracts with purchasers of group healthcare services. HMOs and PPOs attempt to direct and control the use of healthcare services through managed care programs. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with facilities for managed care programs and discounts from established charges. Generally facilities compete for service contracts with group healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

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

Efforts to Control Healthcare Costs

Rural facilities, including Trace Hospital and Parkside Ellijay continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of nursing homecare. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by adding and expanding services, upgrading facilities and equipment, offering new programs (such as geriatric psychiatric units) and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. Currently we expect our facilities will continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the

Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up state exchanges and not to expand Medicaid. During the current administration, various bills have been proposed or introduced into Congress to repeal and/or replace the ACA. To date, no such bills have been passed by Congress and signed into law and there can be no assurance that any such bills will become law or, if so the terms thereof.

PHARMACY OPERATIONS

•	The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services which are conducted in rural markets at three locations in Louisiana;

•	Institutional Pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospice, and correctional facilities;

•	Non-institutional Pharmacy services consisting of providing pharmaceutical and biological products to clients or patients in non-institutional setting such as residential homes; and

•	Durable medical equipment consisting primarily of the sale and rental of products for nursing homes and patient-administered home care.

Pharmacy Competition

There are many companies which provide one or more of the business which comprise or may compete with our Pharmacy operations. For example, home healthcare business companies, which may compete with our Pharmacy services, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations, such as Amedisys, Inc., Apria Healthcare Group, Inc., Kindred Healthcare, Inc., and Walgreen Co. Pharmacy companies range from local or regional pharmacies to large public companies, such as CVS Health Corporation (CVS Specialty), Express Scripts (Accredo Health Group, Inc.), Walgreen Co. and BioScript Inc. Institutional pharmacy companies likewise range from local or regional pharmacies to large public companies including CVS Health Corporation (Omnicare, Inc.) and PharMerica Corporation.

GOVERNMENT REIMBURSEMENT PROGRAMS

Government Reimbursement Programs—Hospitals

A significant portion of SunLink’s Healthcare Services net revenues are dependent upon reimbursement from Medicare and Medicaid. The Centers for Medicare and Medicaid Services or “CMS” is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). The federal government generally reviews payment rates under its various programs annually, and changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government which currently begins on October 1 and ends on September 30 of each year.

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

DRG rate increases were 0.9%, 0.95% and 1.2% for FFY 2015, 2016, and 2017 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) and the Medicare Access and CHIP Reauthorization Act of 2015 (“MARA”) made a number of changes to Medicare which include but are not limited to:

•	Reduction of market basket updates in Medicare payment rates for providers, to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011, 0.10% for FFY 2012, 0.10% in FFY 2013 and 0.30% in FFY 2014; and will be reduced by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, as defined by CMS, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2017.

•	Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other Healthcare Services and have less than 1,600 discharges per year. The new temporary criteria were effective for FFYs 2011 through 2013 and further expanded through September 30, 2017. Effective FFY 2018, the low-volume hospital definition and payment adjustment methodology is scheduled to return to the pre-FFY 2011 definition and methodology.

•	Hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update.

•	A requirement that any hospital which is not a meaningful electronic health records user will be reduced by one-half of the market basket update in FY 2016. Our subsidiary hospital did not attest as a meaningful electronic records user for FY 2017 or FY 2016.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each

APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2016, the update factor was (0.3%). For calendar year 2017 the update factor was 1.7% and for 2018 the update is estimated to be 2%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and is entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. Trace Hospital is classified as a disproportionate share hospital as of July 1, 2016. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented approximately 1% of our Healthcare Services net patient service revenues for the years ended June 30, 2017, 2016 and 2015.

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

The states in which SunLink subsidiaries currently operate Healthcare services facilities have implemented initiatives to decrease the Medicaid funds paid to providers. Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each subsidiaries’ hospitals’ capital cost allotment.

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

Adoption of Electronic Health Records

Electronic Health Records (“EHR”) incentive reimbursements are payments received under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) which was enacted into law in 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with federal fiscal year 2011 and extending through federal fiscal year 2016, eligible hospitals participating in the Medicare and Medicaid programs were eligible for reimbursement incentives based on successfully demonstrating meaningful use of their certified EHR technology. Conversely, those hospitals that have not successfully demonstrate meaningful use of EHR technology are subject to payment penalties or downward adjustments to their Medicare payments beginning in federal fiscal year 2015.

The Company accounts for EHR incentive payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when the applicable eligible subsidiary hospital has demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information needed for the full cost report year used for the final calculation of the EHR incentive reimbursement payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals, between the Medicare and Medicaid programs, and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use became progressively more stringent as its implementation is phased in through stages as outlined by the CMS.

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ including certain discontinued operations for fiscal years ended June 30, 2014. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal years ended June 30, 2017, 2016 and 2015. EHR incentive payments received (repaid) were as follows:

	2017	2016	2015
Continuing Operations
Medicare	$64	$(7)	$0
Medicaid	0	0	21

	$64	$(7)	$21

Discontinued Operations
Medicare	$0	$0	$703
Medicaid	0	(93)	29

	$0	$(93)	$732

Combined Operations
Medicare	$64	$(7)	$703
Medicaid	0	(93)	50

	$64	$(100)	$753

The amounts in the table above represent actual funds received from meeting the meaningful use requirements for Medicare and Medicaid programs. The discontinued operations Medicare funds received in fiscal 2015 were for attestation of the meaningful use requirements in fiscal 2014. Amounts recognized may differ due to year-end adjustments and final settlement of cost reports.

The Company received no Medicare meaningful use payments in continuing operations in fiscal 2017, 2016 and 2015 because, based on its cost-benefit evaluation, it chose not to attest for such payments. We currently believe we will receive no Medicare incentive payments and minimal Medicaid incentive payments in future years.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and required all states to establish programs to contract with RACs by 2011. Currently all states where our subsidiaries operate have RAC programs, and all of our Healthcare Services facilities have had requests from the various RACs to review claims.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s Healthcare Services routinely appeal RAC overpayment determinations. Under the RAC program, SunLink has experienced losses in the aggregate from audit adjustments of approximately $3, $0 and $86 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). Annually since 1997, the MPFS has been subject to the sustainable growth rate adjustment (“SGR”) reduction, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists, and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut with the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014 (“PAMA”) most recently suspending the payment cut until March 31, 2015. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) permanently replaces the SGR formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternative payment models.

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

Government Reimbursement Programs—Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future, may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Prior to January 1, 2016, our Pharmacy segment operations were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS. However, on October 31, 2014, the CMS released Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies,” which, in conjunction with Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products previously paid under fee schedules. Under these rules and the resulting expansion plan, CMS applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas currently covered in Rounds One and Two of the Competitive Bidding Program (CBP). An un-weighted average of all of the single payment amounts from the CBAs in each of the eight distinct CBAs was used to determine a regional single payment amount (RSPA) for each covered item in each CBA. From January 1, 2016 to June 30, 2016, reimbursement rates for affected product categories were reduced significantly, based on the sum of 50 percent of the current unadjusted fee schedule amount plus 50 percent of the RSPAs. Then, on July 1, 2016, the reimbursement rates were reduced further too fully implement the bidding-derived rates (i.e., 100% of the adjusted fee schedule amount, based on regional competitive bidding rates). The January 1, 2017 implementation of the 21st Century Cures Act (“Cures Act”), enacted December 13, 2016, among other things, reinstated the January 1, 2016 reimbursement rates for competitive bid items in non-competitive bidding areas retroactively for the applicable July 1, 2016 through December 31, 2016 Medicare claims. Accordingly, the impact of the Cures Act will lead to increased reimbursement for the Pharmacy segment. This legislation contained no provisions to defer or change reimbursement rates effective as of January 1, 2017 and prospectively thereafter, and it does not include any changes to rates in competitive bidding areas. We cannot assure you that The Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future at the current reimbursement rates. The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the prescription drug benefit were adopted in 2005.

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

At least one Medicaid program has adopted, and other Medicaid programs, some states and some private payors may be expected to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for additional drugs sold by our Pharmacy operations could reduce revenue and gross margins and could materially affect our current average wholesale price (“AWP”) based reimbursement structure with private payors.

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our Pharmacy segment operations or that our Pharmacy segment will be able to operate profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which it operates, or may seek to operate, or that the Pharmacy segment would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded Healthcare Services . Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. The state in which a SunLink subsidiary currently operates a hospital (Mississippi) has a CON law that applies to such facility. The two states (Georgia and Mississippi) in which SunLink subsidiaries currently operate nursing homes/skilled nursing facilities also have CON laws that apply to nursing homes and other skilled nursing facilities. States periodically review, modify and revise their CON laws and related regulations.

SunLink is unable to predict whether its Healthcare Services subsidiaries’ will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. Future Healthcare Services acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the states in which SunLink subsidiaries currently operate healthcare facilities. Any healthcare facility operated by SunLink in such states may face greater competition from new entrants or expanding facilities operated by competitors, including physicians than in states where CON laws are applicable.

Utilization Review Compliance and Hospital Governance

Healthcare Services are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our subsidiaries’ hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our Trace Hospital will be able to comply with any new requirements. Neither Trace Hospital nor Parkside Ellijay offers an emergency department.

Pharmacy Segment Regulation

Overview

Much like our subsidiaries’ Healthcare Services segment operations, the operations of our Pharmacy segment subsidiary are subject to various federal and state statutes and regulations governing their operations, including laws and regulations with respect to operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross-jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs, as well as the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Pharmacy segment have obtained the permits and/or licenses required to conduct its Pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on its Pharmacy business, and our financial condition or results of operations.

Pharmaceutical Distribution

The Pharmacy subsidiary conducts the operations of our Pharmacy segment. In addition to walk-in customers at its retail centers, it distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which The Pharmacy segment delivers or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to the Pharmacy operations of Pharmacy segment, we believe our Pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Pharmacy operations of the Pharmacy segment, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicare program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

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

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our subsidiaries’ Healthcare Services and by the Pharmacy segment operations in order to dispense narcotics and operate pharmacies. All of our subsidiaries are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration (“FDA”), state Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a Healthcare Services or Pharmacy segment operations fails to comply substantially with the numerous federal laws governing such activities, the participation in the Medicare and/or Medicaid programs by the applicable subsidiary or even SunLink generally may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

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

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require Healthcare Services to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

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

Medical Waste Regulations

Our operations, especially our Healthcare Services facility operations, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Based on our current level of operations, we do not anticipate that such compliance costs will have a material adverse effect on our cash flows, financial position or results of operations.

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Each Healthcare Services and the Pharmacy segment operations each have one or more compliance officer and develops remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

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

The recorded liability for professional liability risks of our subsidiaries’ operations includes an estimate of liability for claims, including claims retained after the disposition of any facility or operations or claims assumed in connection with the acquisition of any facility or operations. These estimates are based on actuarially determined amounts.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 26, 2017, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	68
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	58
Byron D. Finn	President—SunLink ScriptsRx, LLC	67

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

Consolidated Operations Risks

If our operations continue to generate operating losses, we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced Federal and state reimbursements, uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employed physicians and decreased patient volume at our facilities as a result of economic conditions in the locations we serve as well as decreased sales volume and earning experienced by our Pharmacy segment. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows.

SunLink would require additional debt or equity capital in order to make significant capital investments or expand our operations and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings, and negatively affect our results of operations.

SunLink’s operations strategy may require significant capital investments from time to time. Significant capital investments may be required for on-going and planned capital improvements at existing facilities and/or in connection with future capital projects either in connection with existing operations or future acquired operations. SunLink’s ability to make capital investments depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain funds necessary for the realization of SunLink’s operating strategy could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries.

Indebtedness of one of our subsidiaries which we have guaranteed could be subject to prepayment which could require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could adversely affect our ability to manage our operations and liquidity.

The RDA loan at our Trace Hospital subsidiary contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. Currently, such subsidiary is not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios under its RDA loan. The loan is guaranteed by SunLink, and SunLink and Trace Hospital continue to discuss a modification or waiver of this non-compliance with the lender. In the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, either Trace Hospital or SunLink under its guarantee could be required to repay such loan in advance of its maturity which could require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could adversely affect our ability to respond to manage our operations and liquidity.

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

In general, a primary goal of recurrent efforts at healthcare reform is to reduce the cost to federal and state government of reimbursement to providers under various governmental programs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third-party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

We have a variety of financial relationships with physicians who refer patients to our subsidiaries’ hospitals. We have contracts with physicians providing services under a variety of financial arrangements such as employment contracts and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our subsidiaries’ facilities and other operations.

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

There is a trend in the healthcare industry toward “value-based” purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require providers under such programs to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require providers under such programs to report quality data, and several commercial payors do not reimburse providers under such programs for certain preventable adverse events.

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

The United States economy experienced a major economic recession beginning in 2008, the economy remains relatively weak in certain respects and there is a risk that the economy could lapse back into recession. Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. In addition, employers may impose or patients may select a high-

deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to quantify the specific impact of current or recent economic conditions on our business; however we believe that the economic conditions in the service areas in which our subsidiaries operate in have had an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

Our subsidiaries are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our subsidiaries are subject to potential claims for professional liability (medical malpractice) in connection with current operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance is maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. However, SunLink currently purchases limited insurance policies relating to discontinued operations exposures and may purchase such additional insurance in the future. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our subsidiaries’ hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

Risks Related to Our Healthcare Services Operations

SunLink depends heavily on its corporate staff and subsidiaries’ healthcare services management personnel and the loss of the services of one or more of SunLink’s key personnel could weaken SunLink’s management team and its ability to deliver healthcare services.

The success of our Healthcare Services operations depends on the ability of such operations to attract and retain managers and related health care employees and information technology staff as well as on the ability of hospital-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have not had any material difficulties in attracting healthcare facility management; however, if the subsidiaries or corporate is unable to attract and retain affective local management, the operating performance could decline.

SunLink’s success depends on the ability of our operating subsidiaries to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals in certain markets could weaken the ability of our subsidiaries to deliver healthcare services.

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of other healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiaries’ hospital. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 84% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended June 30, 2017. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs. Georgia and Mississippi have not expanded Medicaid or set-up exchanges.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

Revenue and profitability of our subsidiaries’ Healthcare Services operations may be constrained by future cost containment initiatives undertaken by purchasers of such services.

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 16% of their consolidated net patient revenues for the fiscal year ended June 30, 2017 from private payors and other non-governmental sources who contributed less than 5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

Our Healthcare Services operations face intense competition from other hospitals and nursing centers which directly affect such segment and consolidated revenues and profitability.

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

Our nursing centers also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services that we do not offer at all of our nursing centers. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents. Historically our nursing centers have been located adjacent to acute care hospitals owned and operated by one of our subsidiaries. Currently, however, one of our two nursing homes operate in environment where we no longer own an adjacent hospital and the former hospital has ceased operations which could subject such center to greater competition from nursing centers located closer to hospital facilities.

The Healthcare Services business is highly competitive and competition among hospitals, nursing homes and other healthcare providers for patients has intensified in recent years. Some of these competing facilities offer services which are not offered by SunLink’s subsidiaries’ facilities. Some of the competing facilities are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. SunLink’s subsidiaries also face competition from other for-profit healthcare companies, some of which have substantially greater resources, as well as other providers such as outpatient surgery and diagnostic centers and home health agencies.

The intense competition from other providers Healthcare Services directly affects the market share of our subsidiaries’ facilities, as well as their and our revenues and profitability.

Changes in market demographics may increase competition for certain of our Healthcare Services subsidiaries.

The subsidiary which owns and operates our Parkside Ellijay facility is located in an exurban area which is becoming more suburban or metropolitan. Such market is likely to attract additional competitors. We cannot assure you that we will have the financial resources to fund capital improvements to our existing facilities of this or any other subsidiary, which may face additional competition or that even if financial resources are available to us, that projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on our revenues through lower utilization, increased difficulty in the recruitment of physicians or other service providers and otherwise as a result of increased competition.

SunLink’s subsidiaries’ Healthcare Services may be subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

All states in which SunLink subsidiaries currently operate have laws requiring approval for the purchase, construction or expansion of various Healthcare Services including hospitals, nursing homes and ambulatory surgery centers and the provision of various services. Under such certificate of need (“CON”) laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The failure to obtain any required CON may impair SunLink’s subsidiaries’ ability to operate profitably.

In addition, the elimination or modification of CON laws in states in which SunLink subsidiaries operate or in the future may operate covered Healthcare Services could subject such facilities to greater competition making it more difficult to operate profitably.

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

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2017, the operations of our Pharmacy segment derived approximately 58% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

We cannot assure you that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the Pharmacy segment or that the Pharmacy segment will continue to be able to operate our Pharmacy segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which the Pharmacy segment operates, or may seek to operate, in particular or the Pharmacy segment would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

The operations of our Pharmacy segment could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

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

The durable medical equipment service line of the Pharmacy segment may be adversely affected by further changes in government reimbursement regulations and payment levels, especially if the durable medical equipment service line becomes subject to additional competitive bidding procedures.

The Pharmacy segment is currently subject to the expanded provisions of the Medicare competitive acquisition program. The current provisions could be expanded or changed in the future. Any additional changes in government reimbursement or payment amounts could have an adverse effect on our consolidated results of operations.

The operations of our Pharmacy segment depend on a continuous supply of key products. Any shortages of key products could adversely affect the business of the Pharmacy segment.

Many of the products distributed by the operations of our Pharmacy segment are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products distributed by the Pharmacy segment are in short supply for long periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Pharmacy segment are highly dependent on relationships with key suppliers and the loss of any of such key suppliers could adversely affect the business of the Pharmacy segment.

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 76% of the segment’s cost of goods sold in the fiscal year ended June 30, 2017. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

The loss of one or more of larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Pharmacy segment.

As is customary in the institutional pharmacy industry, the institutional pharmacy service line of our Pharmacy segment generally does not have long-term contracts with its institutional pharmacy customers. Significant declines in the level of purchases by one or more of the larger institutional pharmacy customers could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations.

The failure of the Pharmacy segment to maintain eligibility as a Medicare and Medicaid supplier could materially adversely affect its competitive position. Likewise, its failure to maintain and expand relationships with private payors, who can effectively determine the pharmacy source for their members, could materially adversely affect its competitive position.

Changes in average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, the operations of our Pharmacy segment directly or indirectly at a rate based upon a drug’s AWP less a percentage factor. The Pharmacy segment also has contracted with some private payors to sell drugs at AWP or at AWP less a percentage factor. For most drugs, AWP is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our Pharmacy segment to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

The Pharmacy segment faces numerous competitors and potential competitors in the market in which our Pharmacy segment operates, many of whom are significantly larger and who have significantly greater financial resources.

Large national companies operate in the existing market in which our Pharmacy segment operates. We cannot assure you that one or more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the areas in which we conduct or may seek to conduct one or more of the components of the operations of our Pharmacy segment.

The operations of our Pharmacy segment may be adversely affected by industry trends in managed care contracting and consolidation.

A growing number of health plans are contracting with a single provider of Pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of Pharmacy services. If the Pharmacy segment is unable to obtain managed care contracts in the areas in which we provide Pharmacy services or are unable to obtain Pharmacy products at reasonable costs or at all, the business operations of our Pharmacy segment could be adversely affected.

The Pharmacy segment market may grow slower than expected, which could adversely affect our revenues.

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicaid on a timely basis, at what rates or at all. Adverse developments in any of these areas could have an adverse impact on the business operations of our Pharmacy segment.

The profitability of our Pharmacy segment can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Sales and profit margins of the Pharmacy segment are materially affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our business and results of operations.

Other Risks

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital is limited.

Historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2017, was $10,494. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms. Trace Hospital has been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (“RDA Loan”). The Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets, and we cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

If we were to go private, holders of our securities would be subject to the risks of an investment in a private rather than a public company.

From time to time the Company has considered the advisability of deregistering it common shares under the Exchange Act. In the event the Company were able to deregister its common shares under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private rather than a public company. Upon any such deregistration of our shares, our duty to file periodic reports with the SEC would be suspended for as long as we had fewer than 300 record shareholders, and we would no longer be a public reporting company. In addition, we would be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company were to deregister, SunLink shares would no longer be listed on the NYSE American, LLC stock exchange, and there might not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares would depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act might further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We might also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company. Although the Company is not currently pursuing an effort to deregister our common shares under the Exchange Act, there is no assurance that our Board may not again determine to pursue going private in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (84)	Houston, MS	76,344		February 1, 2001	Owned
Floy Dyer Nursing Home (66)	Houston, MS	32,700		February 1, 2001	Owned
Gilmer Nursing Home (100)	Ellijay, GA	32,000		February 1, 2001	Owned
Ellijay, GA Hospital (closed)	Ellijay, GA	38,500		February 1, 2001	Owned
Careside Medical Park	Clanton, AL	16,563	(5)	February 1, 2001	Owned
Fulton, MO land	Fulton, MO	11.4 acres		November 2003	Owned
Dahlonega Medical Office Building	Dahlonega, GA	10,000	(1)	February 1, 2001	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(7)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	4,800	(6)	June 1, 1998	Leased

(1)	This property is leased to an unaffiliated healthcare operator.
(2)	Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2021 and provides for a renewal of the lease for a five-year term and includes an additional lease, commencing in April 2014, of approximately 2,400 square feet of off-site warehouse space. This lease expired in August 2017 and continues on a month to month lease continuation.
(3)	This lease is for store location and warehouse space and expires in October 2020 and provides for renewal of the lease for a five-year term.
(4)	This lease is for store location and warehouse space and expires in December 2018.
(5)	The building is currently vacant except for an office which is rented by an unaffiliated healthcare provider.
(6)	This lease is for office space for corporate staff and Envision. The lease expires in June 2020.
(7)	This lease is for store location in a medical office building and expires in August 2021.

Item 3.	Legal Proceedings

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, on September 12, 2017 the nursing home received from the DCH an “immediate jeopardy” letter and termination notice which, among other things, recommended (but did not impose) (1) termination of the nursing home provider agreement effective October 1, 2017 if the items identified as posing an immediate jeopardy to resident health and safety have not been removed, and (2) the intent to impose monetary penalties. In response to the survey findings, the nursing home has adopted a plan to remedy the matters identified, and we believe those matters have been rectified. Nevertheless, the federal Center for Medicare & Medicaid Services (“CMS”) will make the determination regarding whether to terminate the nursing home provider agreement and/or impose civil monetary fines of $11,949 per day. No assurance is given as to the ultimate determination of CMS or whether any fines, or the amount thereof, will be imposed.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American, LLC exchange. SunLink’s ticker symbol is “SSY”. The following table shows, for the calendar quarters indicated, based on published financial sources, the high and low sale prices of SunLink common shares as reported on the NYSE American LLC exchange.

	Sales Price of SunLink Common Shares
	High	Low
Fiscal 2017 (July 1, 2016—June 30, 2017)
Fourth Quarter	$1.69	$1.50
Third Quarter	1.69	1.12
Second Quarter	1.31	1.01
First Quarter	1.41	0.50
Fiscal 2016 (July 1, 2015—June 30, 2016)
Fourth Quarter	$0.77	$0.45
Third Quarter	0.98	0.36
Second Quarter	1.82	0.86
First Quarter	1.83	1.51

American Stock Transfer & Trust Company is the Transfer Agent and Registrar for our common shares. For all shareholder inquiries, call American Stock Transfer & Trust’s Shareholder Services Department at 1-888-937-5449.

Charter Amendments to Protect Net Operating Losses—On November 7, 2016, SunLink’s shareholders approved amendments to the Company’s article of incorporation to restrict certain transfers of common shares in order to protect future use of the Company’s federal and state income tax net operating losses. The amendments generally void transfers of shares that would result in the creation of a new 4.9% shareholder or result in an existing 4.9% shareholder acquiring additional shares. The purpose of the amendments is to assist the Company in protecting the value of its accumulated NOLs by limiting transfers of the Company’s common shares that could ultimately result in an “ownership change” under Section 382 of the Internal Revenue Code. The amendments to the Company’s articles of incorporation are designed to work in tandem with the Tax Benefits Preservation Rights Plan adopted by the company’s board of directors in September 2016.

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

Dividends

SunLink does not currently pay cash dividends. SunLink has historically retained its earnings for use in the operation and improvement of its business and for other corporate purposes. While the Company currently does not anticipate declaring or paying regular cash dividends in the foreseeable future, the board of directors has discussed returning capital to shareholders from funds derived from asset sales or otherwise. Any future determination to declare or pay cash dividends will be made by SunLink’s board of directors and will depend on SunLink’s financial condition, results of operations, business, prospects, capital requirements, credit agreements and such other matters as the board of directors may consider relevant at this time.

Holders

As of June 30, 2017 there were approximately 357 registered holders of SunLink common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2017 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories- plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	380,142	$2.10	0
2011 Director Stock Option Plan	300,000	1.42	0

	680,142	$1.80	0

Equity compensation plans not approved by security holders:
None	0	0.00	0

Total	680,412	$1.80	0

Performance Graph

The following graph presents a comparison of five years cumulative total return for SunLink, the NYSE American LLC exchange Composite Index and a self constructed peer group. The peer group consists of Amsurg Corp., Community Health Systems Inc., Dynacq Healthcare Inc., Lifepoint Hospitals Inc., Magellan Health Services Inc., Tenet Healthcare Corp., and Universal Health Services Inc. There is no assurance the Hospital Index peer group or NYSE American LLC Composite is comparable to SunLink, because, among other reasons, both consist of larger companies than SunLink.

	6/12	6/13	6/14	6/15	6/16	6/17
SunLink Health Systems, Inc.	100.00	69.17	101.67	125.83	41.66	138.33
NYSE American Composite	100.00	98.25	128.53	109.83	113.47	122.74
Hospitals Index	100.00	157.85	186.81	259.53	185.29	165.41

Item 6.	Selected Financial Data

Selected historical financial data presented below as of and for the fiscal years ended June 30, 2017, 2016, 2015, 2014 and 2013. The following financial information reflects the disposition of Chestatee, Fulton, Dexter, Chilton operations (exclusive of the physical facility), Memorial and three home health agencies. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SunLink and the notes thereto included in Item 8 of this Annual Report.

SunLink Selected Historical Financial Data

(All amounts in thousands, except per share amounts)

	2017	2016	2015	2014	2013
Net Revenues	$53,288	$63,433	$73,746	$73,769	$75,174
Earnings (loss) from continuing operations	(1,959)	(11,914)	487	(484)	(2,517)
Earnings (loss) from discontinued operations, net of income taxes	4,647	(2,169)	(242)	(61)	7,005
Net earnings (loss)	2,688	(14,083)	245	(545)	4,488
Earnings (loss) per share from continuing operations
Basic	(0.21)	(1.26)	0.05	(0.05)	(0.27)
Diluted	(0.21)	(1.26)	0.05	(0.05)	(0.27)
Earnings (loss) per share from discontinued operations
Basic	0.50	(0.23)	(0.02)	(0.01)	0.75
Diluted	0.50	(0.23)	(0.02)	(0.01)	0.75
Net earnings (loss) per share:
Basic	0.29	(1.49)	0.03	(0.06)	0.48
Diluted	0.29	(1.49)	0.03	(0.06)	0.48
Total Assets	35,336	44,841	57,128	63,847	68,003
Long-term debt, including current maturities	6,710	11,188	12,045	12,509	13,305
Shareholders’ equity	$21,693	$19,489	$33,560	$33,318	$33,743

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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
Receivables-net and Provision for Bad Debts

Receivables-net for our Healthcare Services segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to healthcare facility patients. Receivables-net for our Pharmacy segment primarily consists of amounts due from third-party payors; institutions such as nursing homes, home health, hospice, hospitals; pharmacy stores; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. Our allowance for doubtful accounts, included in our balance sheets as of June 30 was as follows:

2017—$552; and

2016—$991.

Our provision for bad debts, included in our results of continuing operations for the years ended June 30, was as follows:

2017—$916

2016—$2,068; and

2015—$4,041

The largest component of bad debts in our patient accounts receivable for our Healthcare Services and Pharmacy segments relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

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

If net revenues during fiscal year 2017 were changed by 1%, our 2017 after-tax income from continuing operations would change by approximately $532 or diluted earnings per share of $0.06.

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

HEALTHCARE SERVICES SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2017

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$840	$74	$33	$58	$8	$1	$31	$1,045
Medicaid	404	20	15	16	5	4	12	476
Commercial	214	47	36	11	8	2	18	336
Self Pay	21	17	9	10	8	4	28	977

	$1,479	$158	$93	$95	$29	$11	$89	$1,954

1	The above table shows, as of June 30, 2017, net Healthcare Services segment accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

PHARMACY SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2017

	Days Outstanding[2]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	Total
Medicare	$333	$68	$65	$93	$195	$754
Medicaid	245	210	96	65	147	763
Private insurance and institutions	376	83	68	63	130	720
Other	999	259	133	107	217	1,715

	$1,953	$620	$362	$328	$689	$3,952

2	The above table shows, as of June 30, 2017, net Pharmacy segment accounts receivable aged from the date of sale or services performed and are grouped by classification of verified payer class. The receivables are net of contractual allowances and allowance for doubtful accounts.

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 97.8%, 96.6% and 92.8% of our revenues during the years ended June 30, 2017, 2016 and 2015, respectively, relate to discounted charges. The sources of these revenues were as follows for the year ended June 30, 2017 (as a percentage of total revenues):

Medicare—40.0%;

Medicaid—43.6%; and

Commercial insurance and other sources—16.4%.

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

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements for revenues retrospectively increased (decreased) our revenues from continuing operations by the following amounts for the years ended June 30:

2017—$193;

2016—$(780) and

2015—$(540).

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service	If our overall estimated contractual discount percentage on all of our commercial

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)			Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
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

revenues during 2017 were changed by 1%, our 2017 after-tax income from continuing operations would change by approximately $30. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets (including separately identified intangible assets) of acquired companies. The Company has one reportable business segment which had goodwill at June 30, 2016. Goodwill included in our consolidated balance sheets as of June 30 for the following years was as follows:

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
	2017	2016
Pharmacy	$0	$461

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)			Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

The goodwill resulted from the 2008 acquisition of our Pharmacy business.

The Company’s other intangible assets relate to trade names, customer relationships and Medicare Licenses. Customer relationships and Medicare licenses are amortized over the terms of the agreements. The trade name has been determined to have an indefinite life and, accordingly, is not amortized.

Our other intangible assets by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

impaired, then the carrying value is reduced.

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

	2017	2016
Pharmacy
Trade name	$1,180	$2,000
Customer relationships	1,089	1,089
Medicare License	623	769

	2,892	3,858
Accumulated amortization	(1,305)	(1,163)

Total	$1,587	$2,695

During the fourth quarter of fiscal 2017, we completed out annual impairment testing of goodwill and certain intangibles. The analysis resulted in a goodwill charge of $461 related to the Pharmacy segment. Additionally, impairment charges of $820 for the Pharmacy segment trade name and $146 for the Pharmacy segment Medicare licenses were recorded. The decline in

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
fair value of the Pharmacy segment below its book value was primarily the result of lower than expected revenues, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 to now.

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

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows: 2017—$1,321; and 2016—$1,391	Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional

Balance Sheet or Income Statement Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2017—$363

2016—$678; and

2015—$78.

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

2017—$0; and

2016—$2,322.

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

The second step is to determine the amount of the valuation allowance. We will generally establish a

Our net deferred tax assets were $11,120 at June 30, 2017, excluding the impact of valuation allowances. At June 30, 2017, the Company evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $11,120 against the deferred tax asset so that the net tax asset was $0 at June 30, 2017. We conducted our evaluation by considering available positive and

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

2017—$11,120; and

2016—$10,652.

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

negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2017, we would incur approximately $0 of additional tax expense for 2017 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy. The results of the Company’s Chestatee Regional Hospital (“Chestatee”) which sold on August 19, 2016, have been reclassified as discontinued operations in our consolidated financial statements for the fiscal years ended June 30, 2017, 2016 and 2015. As a result, their results are not included in Healthcare Services segment results discussed.

	Years Ended June 30,
	2017	2016	2015
Net Revenues—Healthcare Services	$22,381	$31,217	$40,571
Net Revenues—Pharmacy	30,907	32,216	33,175

Total Net Revenues	53,288	63,433	73,746
Costs and expenses	(56,435)	(69,091)	(71,555)
Electronic health records incentives	64	(7)	29
Impairments	(1,427)	(858)	0

Operating Profit (Loss)	(4,510)	(6,523)	2,220
Interest Expense	(635)	(843)	(861)
Loss on extinguishment of debt—net	(243)	0	0
Gain (Loss) on sale of assets	2,917	10	21

Earnings (Loss) from continuing operations before income taxes	$(2,471)	$(7,356)	$1,380

Healthcare Services segment:
Hospital and Nursing Home Admissions	573	828	1,642

Hospital and Nursing Home Patient Days	59,756	61,926	64,952

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.

Healthcare Services Segment

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Fiscal Years Ended June 30,
	2017	2016	2015
Source
Medicare	38.1%	37.7%	41.8%
Medicaid	41.5%	38.4%	32.5%
Managed Care, Private and Other Sources	20.4%	23.9%	25.7%

	100.0%	100.0%	100.0%

Healthcare Services net revenues in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries, three leased medical office buildings, one of which was sold in December 2016, and 18 acres of unimproved land at three locations. During the fiscal years June 30, 2016 and 2015, the segment operated a second hospital on the same site as one of the nursing homes, but closed this hospital in June 2016. The emergency room and other space at the closed hospital is leased to an outside healthcare provider. Healthcare Services net revenues decreased $8,836 or 28.3% for the year ended June 30, 2017 compared to the year ended June 30, 2016. Net revenues from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 27.7% and 56.2%, respectively, from the prior year. Medicaid net revenues decreased 22.4% from the prior year while Self-pay net revenues decreased 58.6%. Other net increased 75.3% due to rental income from the closed facility.

Healthcare Services net revenues decreased $4,179 or 24.6% for the year ended June 30, 2016 compared to the year ended June 30, 2015. Net revenue from all payer sources decreased compared to last year. Medicare and Managed Care net revenues decreased 30.5% and 32.5%, respectively, from the prior year. Medicaid net revenues decreased 9.0% from the prior year while Self-pay net revenues decreased 64.9%. The lower revenues were generally due to lower in-patient volumes and the closing of one hospital.

Net revenues included an increase of $193 for the year ended June 30, 2017 from the settlement of prior year Medicare and Medicaid cost reports. Net revenues included decreases of $780 and $540 for the years ended June 30, 2016 and 2015, respectively, from the settlements of prior year Medicare and Medicaid cost reports.

Pharmacy Segment

Net revenues for the year ended June 30, 2017 decreased 4.1% from the prior year, with all sources decreasing. Retail pharmacy revenues decreased 4.5%, institutional pharmacy revenues decreased 0.4%, infusion therapy revenues decreased by 10.6% and durable medical equipment (DME) revenues decreased 10.4% in 2017 as compared to 2016. Retail pharmacy scripts filled increased 1.8% and DME sales orders increased 6.1% in 2017 as compared to 2016 but their net revenues decreased due to decreased payments from commercial and government insurances.

Net revenues for the year ended June 30, 2016 decreased 2.9% from the prior year, with decreased institutional pharmacy revenues and infusion therapy revenues somewhat offset by increased DME revenues and retail pharmacy revenues. Institutional pharmacy revenues decreased 11.0% and infusion therapy pharmacy revenues decreased by 25.1% while retail pharmacy revenues increased 3.3% and DME increased 10.4% in 2016 as compared to 2015.

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

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services, including depreciation and amortization and impairment, were $22,942, $35,521, and $36,451, for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2017	2016	2015
Salaries, wages and benefits	67.6%	71.9%	61.0%
Supplies	7.7%	10.3%	10.5%
Purchased services	7.1%	6.6%	5.2%
EHR incentive payments	-0.3%	0.0%	-0.1%
Other operating expenses	16.3%	18.2%	10.0%
Rent and lease expense	0.8%	1.1%	1.0%
Depreciation and amortization expense	3.4%	2.9%	2.3%

All expense categories decreased except depreciation and amortization as a percentage of net revenues for the year ended June 30, 2017 compared from the prior year. Depreciation and amortization expense decreased $137 this year. The $12,580 decrease in costs and expenses is due to the closure of one hospital in June 2016 included in the year ended June 30, 2016 results, as well as on-going cost control initiatives.

Salaries, wages and benefits expense, purchased services expense and other operating expenses increased as a percentage of net revenues in the year ended June 30, 2016 primarily due to the 23.1% decrease in net revenues from the prior year. Other operating expenses increased $274 in fiscal 2016 due to increased professional liability expense. A Healthcare services segment facility composed of a closed hospital building and a medical office building, both of which were formerly leased to an unaffiliated third party hospital operator, was vacant with the exception of one rented office at June 30, 2016. The closed hospital was sold during fiscal 2017. The net realizable value of the facility was evaluated at June 30, 2016 and an impairment charge of $858 was recognized in the fiscal year ended June 30, 2016.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization and impairment, was $33,049, $32,258 and $32,681 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

	Cost and Expenses as a % of Net Revenue Years Ended June 30,
	2017	2016	2015
Cost of goods sold	64.4%	63.3%	63.4%
Salaries, wages and benefits	23.9%	23.1%	22.7%
Provision for bad debts	1.4%	2.0%	1.1%
Supplies	0.4%	0.4%	0.4%
Purchased services	3.6%	3.5%	3.9%
Other operating expenses	3.7%	3.8%	3.6%
Rent and lease expense	1.0%	1.0%	1.0%
Depreciation and amortization expense	3.7%	3.0%	2.4%

Cost of goods sold as a percent of net revenues increased 1.1% of net revenues due to increased cost of certain generic drugs, and unfavorable sales product mix. Cost of goods sold as a percent of net revenues decreased slightly in the fiscal year ended June 30, 2016 as compared to the respective prior fiscal years due to changes in sales product mix and favorable pricing negotiations and discounts earned with certain suppliers.

Salaries, wages and benefits as a percent of net revenues increased in the fiscal years ended June 30, 2017, 2016 and 2015 as compared to the respective prior fiscal years primarily due to expansion of services and increased compliance and documentation requirements.

Depreciation and amortization expense as a percent of net revenues increased during the fiscal years ended June 30, 2017 and 2016 as compared to the prior fiscal year due to increased depreciation expense related to additions and improvements to owned and leased properties. Depreciation and amortization expense was $1,155, $954 and $796 for the fiscal years ended June 30, 2017, 2016 and 2015. During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $461 related to the Pharmacy segment for fiscal 2017. Additionally, the Company recognized a $820 impairment charge to trade name intangible asset and a $146 impairment to Medicare license intangible asset for the fiscal year ended June 30, 2017 for the Pharmacy segment. The decline in fair value of our Pharmacy segment below its book value was is primarily the result of lower than expected revenues, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,808, $2,177 and $2,394 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The decreases in the fiscal year ended June 30, 2017 and 2016 from the prior year were due primarily to decreased salaries and legal expense.

Insurance settlement

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the year ended June 30, 2015.

Operating Profit (Loss)

Operating losses were $4,510 for the year ended June 30, 2017 and $6,523 for the year ended June 30, 2016 and operating profit was $2,220 for the year ended June 30, 2015. The operating loss in the year ended June 30, 2017 resulted primarily from the $1,427 goodwill and intangible asset impairment expense, decreased net revenues while operating expenses were not reduced enough to offset the reduced net revenues. The operating loss in the year ended June 30, 2016 resulted from the decreased Healthcare Services segment net revenues, increased professional liability expense, asset impairment charge and the non-recurrence of the $1,000 insurance settlement.

Gain on Sale of Assets

In December 2016, a subsidiary sold its medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,804 was reported on the sale. This property was the collateral for the SHPP RDA Loan, which was paid off at the closing of the sale.

Interest Expense-net

Interest expense was $635, $843 and $861 for the years ended June 30, 2017, 2016 and, 2015, respectively. The decreases in interest expense for the years ended June 30, 2017 and 2016 were due to lower outstanding debt.

Income Taxes

We recorded income tax benefit of $512 ($431 federal tax benefit and $81 state tax benefit) for the year ended June 30, 2017 compared to income tax expense of $4,558 ($4,134 federal tax expense and $424 state tax expense) for the year ended June 30, 2016 compared to income tax expense of $893 ($414 federal tax expense and $479 state tax expense) for the year ended June 30, 2015.

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

At June 30, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. We determined that it was more likely than not that none of our deferred tax assets would be realized during the fiscal year ended June 30, 2018 and future years and accordingly provided a valuation allowance of $11,120 at June 30, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged was directly related to our current financial performance as compared to less current evidence and future plans. The Company provided a $10,652 deferred tax valuation allowance as of June 30, 2016 so that the net deferred income tax assets were $2,322 as of June 30, 2016.

For Federal income tax purposes, at June 30, 2017, the Company had approximately $11,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024. The Company’s tax returns for the periods prior to the fiscal year ended June 30, 2014 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) After Taxes

A loss from continuing operations of $1,959 (a loss of $0.21 per fully diluted share) for the year ended June 30, 2017 compared a loss from continuing operations was $11,914 (a loss of $1.26 per fully diluted share) for the year ended June 30, 2016 compared to earnings from continuing operations of $487 ($0.05 per fully diluted share) for the year ended June 30, 2015. The loss from continuing operations in fiscal 2017 resulted from the $2,142 operating loss of the Pharmacy segment (which included $1,427 impairment loss) and lower Healthcare Services segment net revenues partially offset by $2,917 of gains on sale of assets. The loss from continuing operations in fiscal year 2016 resulted from the recording of a full valuation allowance for the gross deferred tax asset and lower Healthcare Services segment net revenues. The net earnings in fiscal year 2015 resulted from decrease operating expenses for the Healthcare Services and decreased cost of goods sold of the Pharmacy segment as compared to fiscal 2014.

Earnings from discontinued operations were $4,647 for the year ended June 30, 2017 and losses from discontinued operations were $2,169 for the year ended June 30, 2016; and $242 for the year ended June 30, 2015. The results of all the businesses in discontinued operations are presented below:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2017	2016	2015
Net Revenues:
Chestatee Hospital	$2,388	$14,714	$18,086
Other Sold Hospitals	423	356	6,988

	$2,811	$15,070	$25,074

Earnings (Loss) Before Income Taxes:
Chestatee Hospital	$56	$(1,961)	$315
Other Sold Hospitals	304	(27)	(428)
Life sciences and engineering	(149)	(181)	(105)

Earnings (loss) before income taxes	211	(2,169)	(218)

Gain (Loss) on Sale:
Chestatee Hospital	7,265	0	0
Other Sold Hospitals	0	0	(197)

Gain (Loss) on Sale	7,265	0	(197)

Income tax expense (benefit)	2,829	0	(3)

Earnings (Loss) from discontinued operations	$4,647	$(2,169)	$(242)

Net earnings for the year ended June 30, 2017 was $2,688 ($0.29 per fully diluted share) compared to a net loss for the year ended June 30, 2016 was $14,083 (a loss of $1.49 per fully diluted share) compared to net earnings for the year ended June 30, 2015 of $245 ($0.03 earnings per fully diluted share).

Adjusted Earnings Before Income Taxes, Interest, Depreciation and Amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Facilities segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2017, 2016 and 2015, respectively, is shown below.

	Years ended June 30,
	2017	2016	2015
Healthcare Services Adjusted EBITDA	$195	$(2,554)	$5,056
Pharmacy Adjusted EBITDA	440	912	1,290
Corporate Overhead Adjusted EBITDA	(1,804)	(2,145)	(2,289)
Taxes and net interest expense	(366)	(5,392)	(1,754)
Other non-cash expenses and net changes in operating assets and liabilities	(4,075)	8,753	635

Net cash provided by (used in) operations	$(5,610)	$(426)	$2,938

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $10,494 at June 30, 2017. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

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

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, is to remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants is to revert back to the pre-modification amounts. At June 30, 2017, Trace was not in compliance with the modified covenants and

$6,698, net of unamortized debt costs, of indebtedness as of June 30, 2017 is presented in current liabilities in the consolidated balance sheet. The Company continues to discuss a modification or waiver to this non-compliance with the lender but a waiver of the non-compliance has not been received as of September 28, 2017. Indebtedness of $7,159, net of unamortized debt costs, as of June 30, 2016 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one other subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the “SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, both of which were reported as a loss on early repayment of debt of $289 for the year ended June 30, 2017.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the year ended June 30, 2017 was reported for the accrued interest forgiveness.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2017 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2017.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$7,203	$548	$423
2 years	0	370	0
3 years	0	322	0
4 years	0	176	0
5 years	0	48	0
More than 5 years	0	0	0

	$7,203	$1,464	$423

Long-term Debt—At June 30, 2017, we had outstanding long-term debt of $7,203 of which $7,191 was incurred under the Trace RDA Loan and $12 was related to capital leases and other obligations and is presented net of unamortized debt costs in current liabilities in the consolidated balance sheet as a result of the financial covenant non-compliance at that date.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles—Goodwill and Other: Simplifying the test for goodwill impairment” which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating whether to early adopt this ASU and what impact it will have on its consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits: Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost” which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on July 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its consolidated results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statements of operations and comprehensive earnings and loss.

In March 2016, the FASB issued ASU 2016-9 “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements. In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes. Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”). ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected on the Company’s balance sheets. The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The Company expects to adopt this ASU on July 1, 2018 and is currently developing a plan for adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. A significant element of executing a plan will be the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company will evaluate the appropriate portfolios to apply in its collectability analysis and consider the impact of applying the new standard when its patient accounts are evaluated in those portfolios. The Company expects this process will be completed in fiscal 2018. The Company will also assess the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospital participates. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. For example, in July 2017, a draft of industry guidance was issued on the application of this ASU on settlements with third party payors. The Company is evaluating whether such industry guidance will have an impact on its current accounting policies and procedures related to third party settlements. Final drafts of industry guidance on this and other reimbursement programs unique to the healthcare industry are expected later in 2017. The Company is monitoring the development of such guidance.

Related Party Transactions

A director of the Company and the Company’s former company secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $541, $275 and $334 to these law firms in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Included in the Company’s consolidated balance sheets at June 30, 2017 and 2016 is $38 and $75, respectively, of amounts payable to these law firms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2017, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2017 and 2016.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2017, 2016 and 2015.

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

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.1d	Certificate of Amendment to Amend and Restate Article Fourth of the Company’s Amended Articles of Incorporation (incorporated by reference from Exhibit 3.1d of the Company’s Report of Form 8-K filed September 29, 2016). (Commission File No. 161910046)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.2	Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.7	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.8	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.9	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.10	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.11	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.12	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.13	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.14	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.15	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.16*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.17	Asset Purchase Agreement dated December 3, 2014, By and Among HealthMont of Missouri, LLC, Crown Healthcare Investments, LLC and Fulton Medical, LLC, Nueterra Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed December 8, 2014) (Commission File No. 141272980)

10.18	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.19	Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.20	Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.21	Letter Agreement dated June 3, 2016 between Piedmont Mountainside Hospital, Inc., SunLink Healthcare Professional Property, LLC and Southern Health Corporation of Ellijay, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed June 10, 2016) (Commission File No. 161708777)

10.22	Asset Purchase Agreement dated August 19, 2016 between Southern Health Corporation of Dahlonega, Inc. and Durall Capital Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.23	Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.24	Lease Agreement dated July 1, 2016 between SunLink Healthcare Professional Property, LLC and Piedmont Mountainside Hospital, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.25	Purchase Agreement dated November 1, 2016 between Global Medical REIT, Inc. and SunLink Healthcare Professional Property, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed December 22, 2016) (Commission File No. 162066022)

10.26	Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016). (Commission File No. 17609813)

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements as of and for the years ended June 30, 2017, 2016 and 2015.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

INDEX TO EXHIBITS

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.1d	Certificate of Amendment to Amend and Restate Article Fourth of the Company’s Amended Articles of Incorporation (incorporated by reference from Exhibit 3.1d of the Company’s Report of Form 8-K filed September 29, 2016). (Commission File No. 161910046)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.2	Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.5	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.6*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.7	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.8	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.9	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.10	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.11	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.12	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.13	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.14	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.15	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.16*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.17	Asset Purchase Agreement dated December 3, 2014, By and Among HealthMont of Missouri, LLC, Crown Healthcare Investments, LLC and Fulton Medical, LLC, Nueterra Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed December 8, 2014) (Commission File No. 141272980)

10.18	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.19	Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.20	Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.21	Letter Agreement dated June 3, 2016 between Piedmont Mountainside Hospital, Inc., SunLink Healthcare Professional Property, LLC and Southern Health Corporation of Ellijay, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed June 10, 2016) (Commission File No. 161708777)

10.22	Asset Purchase Agreement dated August 19, 2016 between Southern Health Corporation of Dahlonega, Inc. and Durall Capital Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.23	Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.24	Lease Agreement dated July 1, 2016 between SunLink Healthcare Professional Property, LLC and Piedmont Mountainside Hospital, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.25	Purchase Agreement dated November 1, 2016 between Global Medical REIT, Inc. and SunLink Healthcare Professional Property, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed December 22, 2016) (Commission File No. 162066022)

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements as of and for the years ended June 30, 2017, 2016 and 2015.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2017.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2017

/s/ Mark J. Stockslager Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 28, 2017

/s/ Steven J. Baileys, D.D.S. Steven J. Baileys, D.D.S.	Director	September 28, 2017

/s/ Karen B. Brenner Karen B. Brenner	Director	September 28, 2017

/s/ Gene E. Burleson Gene E. Burleson	Director	September 28, 2017

/s/ C. Michael Ford C. Michael Ford	Director	September 28, 2017

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	September 28, 2017

/s/ Howard E. Turner Howard E. Turner	Director	September 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016 and for each of the years in the three-year period ended June 30, 2017 and have issued our report thereon dated September 28, 2017; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the three-year period ended June 30, 2017. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 28, 2017

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2017	$2,862	$916	$(1,871)	$(1,355)	$552
Year Ended June 30, 2016	$5,347	$4,655	$—	$(7,140)	$2,862
Year Ended June 30, 2015	$6,903	$10,433	$—	$(11,989)	$5,347

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2017	$10,652	$468	$—	$—	$11,120
Year Ended June 30, 2016	$2,564	$8,088	$—	$—	$10,652
Year Ended June 30, 2015	$2,577	$(13)	$—	$—	$2,564

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the accompanying balance sheets of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 28, 2017

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND 2016

(All Amounts in thousands)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,494	$3,261
Restricted cash	1,000	0
Receivables—net	5,906	6,166
Inventory	2,159	2,612
Deferred income tax asset	0	624
Current assets held for sale	0	2,461
Prepaid expenses and other assets	3,062	2,768

Total current assets	22,621	17,892
PROPERTY, PLANT AND EQUIPMENT
Land	902	1,155
Buildings and improvements	12,107	14,286
Equipment and fixtures	15,600	18,473

	28,609	33,914
Less accumulated depreciation	18,319	20,920

Property, plant and equipment—net	10,290	12,994
NONCURRENT ASSETS:
Intangible assets—net	1,587	2,695
Goodwill	0	461
Deferred income tax asset	0	1,698
Noncurrent assets held for sale	0	7,633
Other noncurrent assets	838	732

Total noncurrent assets	2,425	13,219

TOTAL ASSETS	$35,336	$44,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,571	$3,391
Current maturities of long-term debt, net of debt issuance costs	6,710	7,473
Accrued payroll and related taxes	2,098	2,872
Due to third party payors	658	1,883
Current liabilities held for sale	0	2,745
Other accrued expenses	1,277	1,687

Total current liabilities	12,314	20,051
LONG-TERM LIABILITIES:
Long-term debt, net of debt issuance costs	0	2,979
Noncurrent liability for professional liability risks	1,040	1,161
Other noncurrent liabilities	289	425

Total long-term liabilities	1,329	4,565

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 9,163 shares at June 30, 2017 and 9,444 shares at June 30, 2016	4,581	4,722
Additional paid-in capital	13,103	13,539
Retained earnings	4,336	1,648
Accumulated other comprehensive loss	(327)	(420)

Total Shareholders’ Equity	21,693	19,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,336	$44,105

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(All amounts in thousands, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
Operating revenues (net of contractual allowances)	$53,766	$64,871	$77,424
Less provision for bad debts of Healthcare Services segment	478	1,438	3,678

Net Revenues	53,288	63,433	73,746
Costs and expenses:
Cost of goods sold	19,917	20,404	21,042
Salaries, wages and benefits	23,378	30,783	33,620
Provision for bad debts of Pharmacy segment	438	630	363
Supplies	1,844	3,326	4,366
Purchased services	2,767	3,248	3,616
Other operating expenses	5,616	8,031	6,893
Rents and leases expense	561	791	818
Impairments	1,427	858	0
Insurance settlement	0	0	(1,000)
Depreciation and amortization	1,914	1,878	1,837
Electronic Health Records incentive payments	(64)	7	(29)

Operating profit (loss)	(4,510)	(6,523)	2,220
Other income (expense):
Interest expense	(635)	(843)	(861)
Loss on extinguishment of debt—net	(243)	0	0
Gain (loss) on sale of assets	2,917	10	21

Earnings (Loss) from continuing operations before income taxes	(2,471)	(7,356)	1,380
Income tax (benefit) expense	(512)	4,558	893

Earnings (loss) from continuing operations	(1,959)	(11,914)	487
Earnings (loss) from discontinued operations, net of income taxes	4,647	(2,169)	(242)

Net earnings (loss)	2,688	(14,083)	245
Other comprehensive income (loss)	93	(46)	(40)

Comprehensive income (loss)	$2,781	$(14,129)	$205

Earnings (loss) per share:
Continuing operations:
Basic	$(0.21)	$(1.26)	$0.05

Diluted	$(0.21)	$(1.26)	$0.05

Discontinued operations:
Basic	$0.50	$(0.23)	$(0.02)

Diluted	$0.50	$(0.23)	$(0.02)

Net earnings (loss):
Basic	$0.29	$(1.49)	$0.03

Diluted	$0.29	$(1.49)	$0.03

Weighted-average common shares outstanding:
Basic	9,346	9,443	9,443

Diluted	9,346	9,443	9,496

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2014	9,444	$4,722	$13,444	$15,486	$(334)	$33,318
Net earnings	0	0	0	245	0	245
Minimum pension liability adjustment, net of tax of $25	0	0	0	0	(40)	(40)
Share-based compensation	0	0	37	0	0	37

JUNE 30, 2015	9,444	4,722	13,481	15,731	(374)	33,560
Net loss	0	0	0	(14,083)	0	(14,083)
Minimum pension liability adjustment, net of tax of $28	0	0	0	0	(46)	(46)
Share-based compensation	0	0	58	0	0	58

JUNE 30, 2016	9,444	4,722	13,539	1,648	(420)	19,489
Net earnings	0	0	0	2,688	0	2,688
Minimum pension liability adjustment, net of tax of $58	0	0	0	0	93	93
Share-based compensation	0	0	64	0	0	64
Shares repurchased	(281)	(141)	(500)	0	0	(641)

JUNE 30, 2017	9,163	$4,581	$13,103	$4,336	$(327)	$21,693

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(All amounts in thousands)

	Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$2,688	$(14,083)	$245
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,987	2,436	2,681
Share-based compensation	64	58	37
Impairment	1,427	858	0
Loss (gain) on disposal of property, plant and equipment	(2,916)	(15)	(21)
Gain on sale of Chestatee	(7,265)	0	0
Loss on sale of Fulton Hospital	0	0	197
Change in assets and liabilities:
Receivables	260	1,513	444
Inventory	453	536	(20)
Prepaid expenses and other assets	(155)	(309)	(279)
Accounts payable and accrued expenses	(3,119)	312	(1,899)
Deferred income taxes	2,321	4,530	557
Third-party payor settlements	(1,224)	3,009	1,660
Net activities of discontinued operations	(131)	729	(664)

Net cash provided by (used in) operating activities	(5,610)	(426)	2,938
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Chestatee	14,621	0	0
Proceeds from sale of Fulton Hospital	0	0	6,090
Proceeds from sale of property, plant & equipment	5,478	21	34
Expenditures for property, plant and equipment—continuing operations	(1,630)	(1,347)	(1,235)
Expenditures for property, plant and equipment—discontinued operations	0	(104)	(78)

Net cash provided by (used in) investing activities	18,469	(1,430)	4,811
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(641)	0	0
Deposit of restricted cash	(1,000)	0	0
Payment of long-term debt—continuing operations	(3,985)	(857)	(695)
Payment of long-term debt—discontinued operations	0	0	(4,842)
Proceeds from long-term debt—continuing operations	0	0	175

Net cash used in financing activities	(5,626)	(857)	(5,362)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,233	(2,713)	2,387
CASH AND CASH EQUIVALENTS:
Beginning of year	3,261	5,974	3,587

End of year	$10,494	$3,261	$5,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (refunded by):
Income taxes	$134	$78	$57

Interest	$570	$768	$914

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(All amounts in thousands, except share and per share amounts)

1.	BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Services segment, which is composed of:

•	A subsidiary which owns and operates an 84-licensed-bed, acute care hospital, which includes an 18-bed GPU, and a 66-bed nursing home.

•	A subsidiary which owns and operates a 100-bed nursing home. This subsidiary also owns a hospital facility and leases the emergency department to an outside third party.

•	Three subsidiaries which own medical buildings, which are leased to unaffiliated healthcare providers, and adjacent vacant land.

•	A subsidiary which provides information technology (IT) to outside customers and to SunLink subsidiaries

The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

•	Pharmacy services; and

•	Durable medical equipment.

SunLink subsidiaries have conducted the Healthcare Services business since 2001 and the Pharmacy operations since 2008. Our Pharmacy segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a pharmacy business acquired in April 2008 with four service lines.

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

Net Patient Service Revenue—SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2017, there were no material claims or disputes with third-party payors.

Charity Care—SunLink’s subsidiaries’ hospitals provide care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiaries’ hospitals provided $0, $1,801, and $2,266, of charity care in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Concentrations of Credit Risk—SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 40%, 37%, and 39% of net revenues for the years ended June 30, 2017, 2016 and 2015, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 43%, 37%, and 30% of net revenues for the years ended June 30, 2017, 2016 and 2015, respectively. For SunLink’s Healthcare Services segment, Medicare receivables were approximately 53% and 51% of receivables—net at June 30, 2017 and 2016, respectively, while Medicaid receivables were approximately 24% and 22% of receivables—net at June 30, 2017 and 2016, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are grant credit according to their determined credit risk. Medicare receivables were approximately 19%, 13% and 18% of the Pharmacy’s receivables at June 30, 2017, 2016 and 2015, respectively, while Medicaid receivables were approximately 19%, 10% and 12% of the segments receivable at June 30, 2017, 2016 and 2015, respectively. Approximately 62%, 77% and 70% of the Pharmacy’s net receivables at June 30, 2017, 2016 and 2015, respectively, were private insurance and institutional customers’ receivables. Net revenues for the Pharmacy segment for the fiscal year ended June 30, 2017, 2016 and 2015 were approximately 35%, 16% and 8% Medicare, respectively, and approximately 23%, 10% and 14% Medicaid, respectively.

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

Allowance for Doubtful Accounts—Substantially all of SunLink’s subsidiaries’ receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. For the Healthcare Services segment, an allowance percentage is calculated based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within 120 days after the date of discharge of the patient or service to the patient or customer. For the Pharmacy segment operations, an allowance percentage is calculated based on past credit history with customers and their current financial condition. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed uncollectible.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,845, $1,736, and $1,695, for the years ended June 30, 2017, 2016 and 2015, respectively.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $64, $58 and $37 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Compensation—Retirement benefits: improving the presentation of net periodic pension cost and net periodic postretirement benefit cost” which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. Company is evaluating whether to early adopt this ASU and what impact it will have on its consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, “Intangibles—Goodwill and other: simplifying the test for goodwill impairment” which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on July 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its consolidated results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statements of operations and comprehensive earnings and loss.

In March 2016, the FASB issued ASU 2016-9 “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements. In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes. Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”). ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected on the Company’s balance sheets. The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The Company expects to adopt this ASU on July 1, 2018 and is currently developing a plan for adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. A significant element of executing a plan will be the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company will evaluate the appropriate portfolios to apply in its collectability analysis and consider the impact of applying the new standard when its patient accounts are evaluated in those portfolios. The Company expects this process will be completed in fiscal 2018. The Company will also assess the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospital participates. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. For example, in July 2017, a draft of industry guidance was issued on the application of this ASU on settlements with third party payors. The Company is evaluating whether such industry guidance will have an impact on its current accounting policies and procedures related to third party settlements. Final drafts of industry guidance on this and other reimbursement programs unique to the healthcare industry are expected later in 2017. The Company is monitoring the development of such guidance.

3.	RESTRICTED CASH

Under the Fourth Amendment to the Trace RDA Loan (see Note 10. Long-Term Debt) a deposit of $1,000 into an interest bearing blocked account was made with the lender and certain financial covenants were modified. The deposit, which was made on January 13, 2017, is currently required to remain in the blocked account until compliance is achieved with respect to financial covenants in effect prior to the Amendment or until November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At June 30, 2017, Trace was not in compliance with neither the modified covenants nor the prior covenants.

4.	DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Chestatee Hospital—On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,265 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds were used for the repayment of debt. The assets sold and liabilities assumed are shown as assets held for sale in our consolidated balances as of June 30, 2016.

Other Sold Hospitals—Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the affects of prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2017, 2016 and 2015.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	Years Ended June 30,
	2017	2016	2015
Net Revenues:
Chestatee Hospital	$2,388	$14,714	$18,086
Other Sold Hospitals	423	356	6,988

	$2,811	$15,070	$25,074

Earnings (Loss) Before Income Taxes:
Chestatee Hospital	$56	$(1,961)	$315
Other Sold Hospitals	304	(27)	(428)
Life sciences and engineering	(149)	(181)	(105)

Earnings (loss) before income taxes	211	(2,169)	(218)

Earnings (loss) on Sale:
Chestatee Hospital	7,265	0	0
Other Sold Hospitals	0	0	(197)

Gain (Loss) on Sale	7,265	0	(197)

Income tax expense (benefit)	2,829	0	(3)

Earnings (Loss) from discontinued operations	$4,647	$(2,169)	$(242)

5.	REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

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

The Company’s revenues before provision for doubtful accounts by payor were as follows for the years ended June 30, 2017, 2016 and 2015:

	Years Ended June 30,
	2017	2016	2015
Healthcare Services segment:
Medicare	$8,523	$11,781	$16,960
Medicaid	9,289	11,977	13,166
Self-pay	452	1,092	3,107
Managed Care & Other Insurance	3,031	6,913	10,240
Other	1,564	892	776

Revenues before provision for doubtful accounts	22,859	32,655	44,249
Provision for doubtful accounts	(478)	(1,438)	(3,678)

Healthcare Services segment Net Revenues	22,381	31,217	40,571
Pharmacy segment Net Revenues	30,907	32,216	33,175

Total Net Revenues	$53,288	$63,433	$73,746

The net revenues of the Pharmacy segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy segment is presented as a component of operating expenses in the Consolidated Statements of Operations and Comprehensive Earning and Loss.

Summary information for receivables is as follows:

	June 30,
	2017	2016
Patient accounts receivable (net of contractual allowances)	$6,458	$7,157
Less allowance for doubtful accounts	(552)	(991)

Patient accounts receivable—net	$5,906	$6,166

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Services segment and the Pharmacy segment for the fiscal years ended June 30, 2017 and 2016:

	Healthcare Services	Pharmacy	Total
Fiscal year ended June 30, 2017
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing operations	478	0	478
Discontinued operations	0	0	0
Bad debt expense	0	438	438
Accounts written off, net of recoveries	(774)	(581)	(1,355)

Balance at June 30, 2017	$328	$224	$552

	Healthcare Services	Pharmacy	Total
Fiscal year ended June 30, 2016
Balance at July 1, 2015	$2,385	$385	$2,770
Additions recognized as a reduction to revenues:
Continuing operations	1,438	0	1,438
Discontinued operations	(135)	0	(135)
Bad debt expense	0	630	630
Accounts written off, net of recoveries	(3,064)	(648)	(3,712)

Balance at June 30, 2016	$624	$367	$991

Net revenues included an increase of $193 for the year ended June 30, 2017 from the settlement of prior year Medicare and Medicaid cost reports. Net revenues included increases (decreases) of $780 and $(540) for the years ended June 30, 2016 and 2015, respectively, from the settlements of prior year Medicare and Medicaid cost reports.

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

Attestation of Medicare meaningful use requirements was successful for each of SunLink’s hospital subsidiaries’ and certain discontinued operations for the fiscal year ended June 30, 2014. SunLink’s hospital subsidiaries have also successfully attested to the meaningful use requirements for the Medicaid program for continuing and certain discontinued operations for the fiscal years ended June 30, 2017, 2016 and 2015. EHR incentive payments received were as follows:

	2017	2016	2015
Continuing Operations
Medicare	$64	$(7)	$—
Medicaid	—	—	21

	$64	$(7)	$21

Discontinued Operations
Medicare	$—	$—	$703
Medicaid	—	(93)	29

	$0	$(93)	$732

Combined Operations
Medicare	$64	$(7)	$703
Medicaid	—	(93)	50

	$64	$(100)	$753

7.	INVENTORY

Inventory consisted of the following:

	June 30,
	2017	2016
Healthcare Services segment, supplies inventory	$229	$373
Pharmacy segment, goods held for sale	1,930	2,239

	$2,159	$2,612

8.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Long-Lived Assets—A hospital facility formerly leased to a third party hospital operator is currently partially rented. The net realizable value of the facility was evaluated at June 30, 2016 and an impairment charge of $858 was recognized in the fiscal year ended June 30, 2016.

Impairment of Goodwill and Intangible Assets—See footnote 9 Goodwill and Intangible Assets for discussion of impairment analysis of Goodwill and Intangible Assets.

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

9.	GOODWILL AND INTANGIBLE ASSETS

SunLink’s Pharmacy segment has goodwill and intangible assets related to its Carmichael acquisition, which consists of:

	June 30,
	2017	2016
Goodwill:
Pharmacy segment	$0	$461

	June 30,
	2017	2016
Intangible assets :
Pharmacy segment
Trade Name	$1,180	$2,000
Customer Relationships	1,089	1,089
Medicare License	623	769

	2,892	3,858
Accumulated Amortization	(1,305)	(1,163)

Total	$1,587	$2,695

Impairment testing—During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $461 related to the Pharmacy segment for fiscal 2017. Additionally, the Company recognized a $820 impairment charge to the trade name and a $146 impairment charge to the Medicare license for the fiscal year ended June 30, 2017 for the Pharmacy segment. The decline in fair value of our Pharmacy segment below its book value was primarily the result of lower than expected revenues, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. The Customer Relationships intangible asset is being amortized over 12 years and the Medicare License intangible asset is being amortized over 15 years. Amortization expense was $142 for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Annual amortization of amortizing intangibles for the next five years and thereafter is as follows:

2018	$117
2019	117
2020	100
2021	26
2022	26
Thereafter	21

Total	$407

10.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2017	2016
Trace RDA Loan	$7,191	$7,698
SHPP RDA Loan	0	1,950
Carmichael Note	0	1,508
Capital lease obligations and other	12	32

Total	7,203	11,188
Less unamortized debt costs	(493)	(736)
Less current maturities	(6,710)	(7,473)

	$0	$2,979

Trace RDA Loan and Trace Working Capital Loan—On July 11, 2012, Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) and a Working Capital Loan Agreement (which expired on July 2, 2016) with a bank, both dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at June 30, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At September 30, 2016 and June 30, 2016, Trace was not in compliance with the debt service coverage, fixed charge ratio and funded debt to EBITDA ratios. The Company received a waiver of these non-compliances from the lender for both measurement dates and the Trace RDA Loan was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, March 31, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At June 30, 2017, Trace was not in compliance with the modified covenants and $6,698, of indebtedness net of unamortized debt costs, as of June 30, 2017 is presented in current liabilities in the consolidated balance sheet as a result of financial covenant non-compliance at that date. The Company continues to discuss a modification or waiver to this non-compliance with the lender but a waiver of the non-compliance has not been received as of September 28, 2017. Indebtedness of $7,159, net of unamortized debt costs, as of June 30, 2016 is presented in current liabilities in the consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash flows, including from operating activities. If Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one other subsidiary.

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the

“SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, both of which were reported as a loss on early repayment of debt of $289 for the year ended June 30, 2017.

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). The Carmichael Notes, as amended, were payable in semi-annual installments of $185 of principal and plus accrued interest, with the remaining balance of $1,255 due October 22, 2017. Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the year ended June 30, 2017 was reported for the accrued interest forgiveness.

Debt Commitments—Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2017.

	Debt	Interest
2018	$7,203	$423
2019	0	0
2020	0	0
2021	0	0
2022	0	0
2023 and thereafter	0	0

Total	$7,203	$423

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”—In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset. The Company adopted the provisions of ASU 2015-03 on July 1, 2016 and retrospectively for all periods presented. The adoption of ASU 2015-03 had no impact on the Company’s results of operations or cash flows.

The following is a summary of the line items impact of the adoption of ASU 2015-03 in the Company’s June 30, 2016 accompanying condensed consolidated balance sheet:

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

Employee and Directors Stock Option Plans—The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. Options for 72,000 and 30,000 shares were granted during the fiscal years ended June 30, 2017 and 2016, respectively. No options have been exercised under this plan. Options outstanding under the plan were 300,000 at June 30, 2017. No additional awards may be granted under this Plan.

The 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2005. This plan permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricted the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. Options to purchase 0 and 45,000 shares were granted during the fiscal years ended June 30, 2017 and 2016, respectively. Options outstanding under this Plan were 380,142 at June 30, 2017. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2013	617,499	$1.92	$1.22 - $9.63
Granted	21,000	0.71	0.71
Forfeited	(89,500)	2.15	1.22 - 2.90

Options outstanding June 30, 2014	548,999	2.71	0.71 - 9.63
Granted	90,000	1.49	1.49
Forfeited	(48,857)	3.50	0.71 - 9.63

Options outstanding June 30, 2015	590,142	2.46	0.71 - 9.63
Granted	75,000	1.79	1.79
Forfeited	(29,500)	9.15	2.51 - 9.63

Options outstanding June 30, 2016	635,642	2.07	0.71 - 8.00
Granted	72,000	1.21	1.21
Forfeited	(27,500)	6.55	6.55

Options outstanding June 30, 2017	680,142	$1.80	$0.71 - $8.00

Options exercisable June 30, 2015	470,142	$2.73	$0.71 - $9.63

Options exercisable June 30, 2016	530,642	$2.16	$0.71 - $8.00

Options exercisable June 30, 2017	620,142	$1.81	$0.71 - $8.00

The weighted-average fair value of each option granted during the years ended June 30, 2017, 2016 and 2015 was $1.21, $1.79 and $1.49, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2017: estimated volatility of 87%; risk-free interest rate of 1.30%; dividend yield of 0%; and an expected life of 5 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2016: estimated volatility of 80%; risk-free interest rate of 1.63%; dividend yield of 0%; and an expected life of 6 years. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2015: estimated volatility of 84%; risk-free interest rate of 2.03%; dividend yield of 0%; and an expected life of 6 years. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2017, 2016, and 2015, the Company recognized $64, $58 and $37, respectively, of compensation expense for share options issued. As of June 30, 2017, there was $9 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal years ended June 30, 2018 and 2019.

Information with respect to stock options outstanding and exercisable at June 30, 2017 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	18,000	6.22	18,000
$1.21	72,000	9.21	72,000
$1.22	210,000	5.18	210,000
$1.49	90,000	7.19	60,000
$1.67	60,000	4.37	60,000
$1.79	75,000	8.20	45,000
$2.09	120,000	4.20	120,000
$2.51	6,000	1.23	6,000
$8.00	29,142	0.23	29,142

	680,142	5.74	620,142

No options were exercised during the years ended June 30, 2017, 2016 and 2015. As of June 30, 2017 and 2016, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively.

Common Share Purchase Tender Offer—SunLink purchased 280,800 of its common shares at a price of $1.50 per share as a result of a tender offer (the “Offer”) which expired February 24, 2017. The aggregate purchase price of the common shares, including expenses of the Offer was $641. The Offer was subject to a number of terms and conditions described in the Offer to Purchase distributed to shareholders.

Charter Amendments to Protect Net Operating Losses—On November 7, 2016, SunLink’s shareholders approved amendments to the Company’s article of incorporation to restrict certain transfers of common shares in order to protect future use of the Company’s federal and state income tax net operating losses. The amendments generally void transfers of shares that would result in the creation of a new 4.9% shareholder or result in an existing 4.9% shareholder acquiring additional shares. The purpose of the amendments is to assist the Company in protecting the value of its accumulated NOLs by limiting transfers of the Company’s common shares that could ultimately result in an “ownership change” under Section 382 of the Internal Revenue Code. The amendments to the Company’s articles of incorporation are designed to work in tandem with the Tax Benefits Preservation Rights Plan adopted by the company’s board of directors in September 2016.

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

Accumulated Other Comprehensive Loss—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2014	(334)	(334)
Current period change	(40)	(40)

June 30, 2015	(374)	(374)
Current period change	(46)	(46)

June 30, 2016	$(420)	$(420)
Current period change	93	93

June 30, 2017	$(327)	$(327)

12.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	Years ended June 30,
	2017	2016	2015
Current	$54	$2	$38
Deferred	(566)	4,556	855

Total income tax expense (benefit)	$(512)	$4,558	$893

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2017	2016
Net operating loss carryforward	$7,751	$8,529
Depreciation expense	(255)	11
Allowances for receivables	153	714
Accrued expenses	963	1,155
Intangible assets	2,218	2,147
Pension liabilities	231	282
Other	59	136

	11,120	12,974
Less valuation allowance	(11,120)	(10,652)

Net deferred income tax assets	$0	$2,322

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	Years ended June 30,
	2017	2016	2015
Income tax at Federal statutory rate	$(840)	$(2,501)	$469
Changes in valuation allowance—continuing operations	468	7,350	215
U.S. state income taxes, net of federal benefit	(154)	(405)	116
Share option expense	22	20	12
Other	(8)	94	81

Total income tax (benefit) expense—continuing operations	$(512)	$4,558	$893

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

At June 30, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. We determined that it was more likely than not that none of our deferred tax assets would be realized during the fiscal year ended June 30, 2018 and future years and accordingly provided a valuation allowance of $11,120 at June 30, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight to evidence that we judged directly related to our current financial performance as compared to less current evidence and future plans. The Company provided a $10,652 deferred tax valuation allowance as of June 30, 2016 so that the net deferred income tax assets were $2,322 as of June 30, 2016.

The principal negative evidence that led us to determine at June 30, 2017 that substantially all the deferred tax assets should have a full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural hospital businesses in which our Healthcare Services segment businesses operate.

For Federal income tax purposes, at June 30, 2017, the Company had approximately $11,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2024. The Company’s tax returns for the periods prior to the fiscal year ended June 30, 2014 are no longer subject to potential federal and state income tax examination.

13.	EMPLOYEE BENEFITS

Defined Benefit Plans—No defined benefit plan is maintained for employees of either the Healthcare Services segment or the Pharmacy segment. Prior to 1997, SunLink maintained defined benefit retirement plans covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Since the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense has been classified as an expense of discontinued operations.

At June 30, 2017, the plan’s assets were invested 56% in cash and short term investments, 29% in equity investments and 15% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is the possible need for immediate liquidity as participants retire or withdraw from the plan and the returns available in the fixed income markets. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $98, $65, $62, $61, and $59 in pension benefits in the years ending June 30, 2018 through 2022, respectively. The plan expects to pay $449 in pension benefits for the years June 30, 2023 through 2027, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contribution of $140 to the plan during the year ended June 30, 2017 and plans to make a contribution of $140 to the plan for the year ended June 30, 2018.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	Years Ended June 30,
	2017	2016	2015
Service cost	$0	$0	$0
Interest cost	54	65	60
Expected return on assets	(34)	(35)	(34)
Amortization of prior service cost	129	113	100
Settlement cost	0	38	0

Net pension expense	$149	$181	$126

Weighted-average assumptions:
Discount rate	3.50%	4.50%	4.50%
Expected return on plan assets	4.00%	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,583	$1,476
Interest cost	54	65
Actuarial (gain) loss	(53)	169
Benefits paid	(78)	(127)

Benefit obligation end of year	$1,506	$1,583

Change in Fair Value of Plan Assets:
Beginning fair value	$826	$848
Actual return on plan assets	3	(23)
Employer contribution	140	128
Benefits paid	(78)	(127)

Plan assets at end of year	$891	$826

Funded status of the plans	(615)	(757)
Unrecognized actuarial loss	525	676

Prepaid (accrued) benefit cost	$(90)	$(81)

Amounts Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	(90)	(81)
Accumulated other comprehensive loss*	525	676

Net amount recognized	$(615)	$(757)

*	Accumulated other comprehensive loss represents pretax minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $152 was provided for the fiscal year ended June 30, 2017. No match was provided for the fiscal years ended June 30, 2016 and 2015. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2017, 2016 and 2015.

14.	INSURANCE SETTLEMENT

In January 2015, the Company received a $1,000 settlement on a claim made under its insurance policy covering, among other things, employee theft relating to misappropriation of funds by two now former employees over an eight year period beginning in 2006. Income of $1,000 was recognized in the year ended June 30, 2015.

15.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 7 years. Rent expense was $561, $791, and $818, for the years ended June 30, 2017, 2016 and 2015, respectively. Minimum lease commitments as of June 30, 2017 are as follows:

Fiscal year ending June 30:
2018	$548
2019	370
2020	322
2021	176
2022	48

$1,464

16.	SUBSEQUENT EVENT

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH”) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, on September 12, 2017 the nursing home received from the DCH an “immediate jeopardy” letter and termination notice which, among other things, (1) recommended (but did not impose) termination of the nursing home provider agreement effective October 1, 2017 if the items identified as posing an immediate jeopardy to resident health and safety have not been removed, and (2) the intent to impose civil fines. In response to the survey findings, the nursing home has adopted a plan to remedy the matters identified, and we believe those matters have been rectified. Nevertheless, the federal Center for Medicare & Medicaid Services (“CMS”) will make the determination regarding whether to terminate the nursing home provider agreement and/or impose civil monetary penalties of $12 per day. No assurance is given as to the ultimate determination of CMS or whether any fines, or the amount thereof, will be imposed.

17.	RELATED PARTIES

A director of the Company and the Company’s former company secretary are members of two different law firms, each of which provides services to SunLink. The Company has expensed an aggregate of $541, $275 and $334 to these law firms in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Included in the Company’s consolidated balance sheets at June 30, 2017 and 2016 is $38 and $75, respectively, of amounts payable to these law firms.

18.	FINANCIAL INFORMATION BY SEGMENTS

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our two reportable operating segments are Healthcare Services and Pharmacy.

We evaluate performance of our operating segments based on revenue and operating profit (loss). During the current year, the Company modified the approach to certain expense allocations to calculate segment operating profit. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information for the fiscal years ended June 30, 2017, 2016 and 2015 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2017
Net Revenues from external customers	$22,381	$30,907	$0	$53,288
Operating loss	(560)	(2,142)	(1,808)	(4,510)
Depreciation and amortization	755	1,155	4	1,914
Assets	14,659	10,169	10,508	35,336
Expenditures for property, plant and equipment	597	1,033	0	1,630

2016
Net Revenues from external customers	$31,217	$32,216	$0	$63,433
Operating loss	(4,304)	(42)	(2,177)	(6,523)
Depreciation and amortization	892	954	32	1,878
Assets	26,662	11,656	6,523	44,841
Expenditures for property, plant and equipment	93	1,224	30	1,347

2015
Net Revenues from external customers	$40,571	$33,175	$0	$73,746
Operating profit (loss)	4,120	494	(2,394)	2,220
Depreciation and amortization	936	796	105	1,837
Assets	34,698	12,344	10,086	57,128
Expenditures for property, plant and equipment	227	1,008	0	1,235

19.	EARNINGS PER SHARE

(Share Amounts in Thousands)

	Years Ended June 30,
	2017		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (loss) from continuing operations	$(1,959)		$(11,914)		$487

Basic:
Weighted-average shares outstanding	9,346	$(0.21)	9,443	$(1.26)	9,443	$0.05

Diluted:
Weighted-average shares outstanding	9,346	$(0.21)	9,443	$(1.26)	9,496	$0.05

Earnings (loss) from discontinued operations	$4,647		$(2,169)		$(242)

Basic:
Weighted-average shares outstanding	9,346	$0.50	9,443	$(0.23)	9,443	$(0.02)

Diluted:
Weighted-average shares outstanding	9,346	$0.50	9,443	$(0.23)	9,496	$(0.02)

Net Earnings (loss)	$2,688		$(14,083)		$245

Basic:
Weighted-average shares outstanding	9,346	$0.29	9,443	$(1.49)	9,443	$0.03

Diluted:
Weighted-average shares outstanding	9,346	$0.29	9,443	$(1.49)	9,496	$0.03

Weighted-average number of shares outstanding—basic	9,346		9,443		9,443

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0		53

Weighted-average number of shares outstanding—diluted	9,346		9,443		9,496

Share options of 36 and 636 for the years ended June 30, 2017 and 2016 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(All amounts in thousands, except per share amount)

The following selected quarterly data for the years ended June 30, 2017 and 2016, respectively, are unaudited.

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NET REVENUE	Year Ended June 30, 2017	$12,288	$13,699	$14,255	$13,046
	Year Ended June 30, 2016	$14,060	$16,205	$16,585	$16,583
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	Year Ended June 30, 2017	(2,768)	(890)	2,949	(1,250)
	Year Ended June 30, 2016	(823)	(1,392)	(8,566)	(1,133)

NET EARNINGS (LOSS)	Year Ended June 30, 2017	(2,408)	(1,025)	3,098	3,023
	Year Ended June 30, 2016	(1,234)	(1,835)	(9,346)	(1,668)
EARNINGS (LOSS) PER SHARE:
Continuing operations
Basic	Year Ended June 30, 2017	(0.30)	(0.10)	0.31	(0.13)
	Year Ended June 30, 2016	(0.09)	(0.15)	(0.91)	(0.12)

Diluted	Year Ended June 30, 2017	(0.30)	(0.10)	0.31	(0.13)
	Year Ended June 30, 2016	(0.09)	(0.15)	(0.91)	(0.12)
NET EARNINGS (LOSS):
Basic	Year Ended June 30, 2017	(0.26)	(0.11)	0.33	0.32
	Year Ended June 30, 2016	(0.13)	(0.19)	(0.99)	(0.18)

Diluted	Year Ended June 30, 2017	$(0.26)	$(0.11)	$0.33	$0.32
	Year Ended June 30, 2016	$(0.13)	$(0.19)	$(0.99)	$(0.18)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	Year Ended June 30, 2017	9,163	9,334	9,443	9,443
	Year Ended June 30, 2016	9,443	9,443	9,443	9,443

Diluted	Year Ended June 30, 2017	9,163	9,334	9,450	9,443
	Year Ended June 30, 2016	9,443	9,443	9,443	9,443