Form 10-Q
period 2017-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2017-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of Common Shares, without par value, outstanding as of November 14, 2017 was 9,162,608.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$9,909	$10,494
Restricted cash	1,000	1,000
Receivables - net	5,989	5,906
Inventory	2,207	2,159
Prepaid expense and other assets	3,411	3,062

Total current assets	22,516	22,621

Property, plant and equipment, at cost	29,285	28,609
Less accumulated depreciation	18,714	18,319

Property, plant and equipment - net	10,571	10,290
Noncurrent Assets:
Intangible assets - net	1,558	1,587
Other noncurrent assets	757	838

Total noncurrent assets	2,315	2,425

TOTAL ASSETS	$35,402	$35,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,897	$1,571
Current maturities of long-term debt, net of debt issuance costs	6,589	6,710
Accrued payroll and related taxes	2,278	2,098
Due to third party payors	645	658
Other accrued expenses	1,249	1,277

Total current liabilities	12,658	12,314
Long-Term Liabilities
Long-term debt, net of debt issuance costs	0	0
Noncurrent liability for professional liability risks	1,001	1,040
Other noncurrent liabilities	321	289

Total long-term liabilities	1,322	1,329

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 9,163 shares at September 30, 2017 and at June 30, 2017	4,581	4,581
Additional paid-in capital	13,109	13,103
Retained earnings	4,059	4,336
Accumulated other comprehensive loss	(327)	(327)

Total Shareholders’ Equity	21,422	21,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,402	$35,336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Operating revenues (net of contractual allowances)	$13,433	$13,079
Less provision for bad debts of Healthcare Facilities Segment	70	33

Net revenues	13,363	13,046
Costs and Expenses
Cost of goods sold	4,458	4,636
Salaries, wages and benefits	5,764	5,845
Provision for bad debts of Specialty Pharmacy Segment	120	91
Supplies	425	436
Purchased services	687	708
Other operating expenses	1,442	1,710
Rent and lease expense	154	129
EHR incentive payments	(17)	0
Depreciation and amortization	429	444

Operating Loss	(99)	(953)
Other Income (Expense):
Gain on sale of assets	2	22
Gain on extinguishment of debt	0	46
Interest expense - net	(127)	(221)

Loss from Continuing Operations before income taxes	(224)	(1,106)
Income Tax Expense	0	144

Loss from Continuing Operations	(224)	(1,250)
Earnings (Loss) from Discontinued Operations, net of tax	(53)	4,273

Net Earnings (Loss)	(277)	3,023
Other comprehensive income	0	0

Comprehensive Earnings (Loss)	$(277)	$3,023

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.02)	$(0.13)

Diluted	$(0.02)	$(0.13)

Discontinued Operations:
Basic	$(0.01)	$0.45

Diluted	$(0.01)	$0.45

Net Earnings (Loss):
Basic	$(0.03)	$0.32

Diluted	$(0.03)	$0.32

Weighted-Average Common Shares Outstanding:
Basic	9,163	9,443

Diluted	9,163	9,443

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$233	$(3,190)

Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(684)	(244)
Proceeds from sale of other assets	2	0
Proceeds from sale of Chestatee	0	14,620

Net Cash Provided by (Used in) Investing Activities	(682)	14,376

Cash Flows Used in Financing Activities:
Payments on long-term debt - continuing operation	(136)	(1,646)

Net Cash Used in Financing Activities	(136)	(1,646)

Net increase (decrease) in Cash and Cash Equivalents	(585)	9,540
Cash and Cash Equivalents Beginning of Period	10,494	3,261

Cash and Cash Equivalents End of Period	$9,909	$12,801

Supplement Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$111	$206

Income taxes	$0	$33

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2017

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2017 and for the three month periods ended September 30, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2017 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 28, 2017. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare services in certain markets in the southeastern United States. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84- bed community hospital and a 66- bed nursing home in Mississippi, a 100- bed nursing home in Georgia, an IT service company based in Georgia, and healthcare facilities, which are leased to third parties. Our Pharmacy segment subsidiary operates a pharmacy business in Louisiana with four service lines.

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

Throughout these notes to the consolidated financial statements, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2017	2016
Net Revenues:
Chestatee Hospital	$0	$2,101
Other Sold Hospitals	(12)	(234)

	$(12)	$1,867

Earnings (Loss) before income taxes:
Chestatee Hospital	$(1)	$(64)
Other Sold Hospitals	(16)	(238)
Life sciences and engineering	(36)	(37)
Gain on sale of Chestatee Hospital	0	7,246

Earnings (Loss) before income taxes	(53)	6,907

Income tax expense	0	2,634

Earnings (Loss) from discontinued operations	$(53)	$4,273

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

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2017 and 2016.

The components of pension expense for the three months ended September 30, 2017 and 2016, respectively, were as follows:

	Three Months Ended
	September 30,
	2017	2016
Interest Cost	$14	$13
Expected return on assets	(9)	(8)
Amortization of prior service cost	31	32

Net pension expense	$36	$37

SunLink contributed $35 to the plan in the three months ended September 30, 2017 and expects to contribute an additional $105 during the last three fiscal quarters of the fiscal year ending June 30, 2018.

Note 4. – Restricted Cash

Under the Fourth Amendment to the Trace RDA Loan (see Note 8. Long-Term Debt) a deposit of $1,000 into an interest bearing blocked account was made with the lender and certain financial covenants were modified. The deposit, which was made on January 13, 2017, is currently required to remain in the blocked account until compliance is achieved with respect to financial covenants in effect prior to the Amendment or until November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At September 30. 2017 and June 30, 2017, Trace was not in compliance with either the modified covenants or the prior covenants.

Note 5. – Shareholders’ Equity

Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, the Company recognized $5 and $49, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 72,000 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2017 and 2016, respectively.

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

Revenues by payor were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Healthcare Facilities Segment:
Medicare	$2,296	$2,033
Medicaid	2,135	2,496
Self-pay	172	119
Managed Care & Other Insurance	714	720
Other	407	370

Revenues before provision for doubtful accounts	5,724	5,738
Provision for doubtful accounts	(70)	(33)

Healthcare Facilities Segment Net Revenues	5,654	5,705
Pharmacy Segment Net Revenues	7,709	7,341

Total Net Revenues	$13,363	$13,046

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	September 30,	June 30,
	2017	2017
Accounts receivable (net of contractual allowances)	$6,489	$6,458
Less allowance for doubtful accounts	(500)	(552)

Patient accounts receivable - net	$5,989	$5,906

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Services Segment and the Pharmacy Segment for the three months ended September 30, 2017 and 2016:

	Healthcare
	Facilities	Pharmacy	Total
Three Months Ended September 30, 2017
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	70	120	190
Discontinued Operations	12	0	12
Accounts written off, net of recoveries	(102)	(152)	(254)

Balance at September 30, 2017	$308	$192	$500

	Healthcare
	Facilities	Pharmacy	Total
Three Months Ended September 30, 2016
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	33	91	124
Discontinued Operations	407	0	407
Accounts written off, net of recoveries	(662)	(68)	(730)

Balance at September 30, 2016	$402	$390	$792

Note 7. – Intangible Assets

Intangibles consist of the following, net of amortization:

	September 30,	June 30,
	2017	2017
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	1,180	1,180
Customer Relationships	1,089	1,089
Medicare License	623	623

	2,892	2,892
Accumulated Amortization	(1,334)	(1,305)

Net Intangibles	$1,558	$1,587

Amortization expense was $29 and $36 for the three months ended September 30, 2017 and 2016, respectively.

Note 8. –Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
	2017	2017
Trace RDA Loan	$7,060	$7,191
Capital lease obligations and other	7	12

Total	7,067	7,203
Less unamortized debt issuance costs	(478)	(493)
Less current maturities	(6,589)	(6,710)

Long-term Debt	$0	$0

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. It was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, September 30, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At September 30, 2017 and June 30, 2017, Trace was not in compliance with the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios modified covenants. Indebtedness net of debt issuance costs of $6,582 as of September 30, 2017 and indebtedness of $6,698 as of June 30, 2017 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The Company continues to discuss a modification of the loan and/or waivers of these non-compliance matters with the lender, but a waiver of non-compliance has not been received as of November 14, 2017. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan (whether or not it is modified) depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan (whether or not it is modified), including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Note 9. – Income Taxes

Income tax benefit of $0 ($0 federal and state tax expense) and income tax expense of $144 ($210 federal tax expense and $66 state tax benefit) was recorded for continuing operations for the three months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $11,150 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2017 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2017, the Company had approximately $12,400 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2025.

Note 10. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2017 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$7,067	$560	$280
2 years	0	352	0
3 years	0	309	0
4 years	0	132	0
5+ years	0	29	0

	$7,067	$1,382	$280

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, on September 12, 2017 the nursing home received from the DCH an “immediate jeopardy” letter and termination notice which, among other things, recommended (but did not impose) (1) termination of the nursing home provider agreement effective October 1, 2017 if the items identified as posing an immediate jeopardy to resident health and safety have not been removed, and (2) the intent to impose monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified, and we believe those matters have been rectified. No monetary penalties have been accessed as of November 14, 2017, but probable civil penalties of approximately $170 have been accrued and expensed in the three months ended September 30, 2017. On November 6, 2017, the DCH advised the nursing home that its latest plan of correction was accepted, however, the nursing home anticipates further surveys to evaluate its implementation of the plan of correction.

Note 11. - Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $65 and $197 for legal services to this law firm in the three months ended September 30, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2017 and June 30, 2017 is $59 and $38, respectively, of amounts payable to this law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of September 30, 2017 and 2016 and for the three months then ended is as follows:

	Healthcare		Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended September 30, 2017
Net revenues from external customers	$5,654	$7,709	$0	$13,363
Operating profit (loss)	(57)	423	(465)	(99)
Depreciation and amortization	158	270	1	429
Assets	14,576	9,614	11,212	35,402
Expenditures for property, plant and equipment	476	208	0	684

As of and for the three months ended September 30, 2016
Net revenues from external customers	$5,705	$7,341	$0	$13,046
Operating profit (loss)	(132)	(192)	(629)	(953)
Depreciation and amortization	189	254	1	444
Assets	16,222	11,420	13,021	40,663
Expenditures for property, plant and equipment	55	189	0	244

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

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;

•	increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, and pharmacy businesses;

•	demographic changes in areas where we operate;

•	the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing healthcare and pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under lending agreements and other indebtedness;

•	the ability or inability to refinance existing indebtedness and existing or potential defaults under existing indebtedness;

•	restrictions imposed by existing or future lending agreements or other indebtedness;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•	the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	risks of changes in estimates of self-insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Services and Pharmacy Segments;

•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy Segments and our corporate office, including both software and hardware;

•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy Segment; and

•	the restrictions, processes, and conditions relating to our Pharmacy Segment imposed by pharmacy benefit providers, drug manufacturers, and distributors.

Liabilities, Claims, Obligations and Other Matters

•	claims under leases, guarantees, disposition agreements, and other obligations relating to discontinued operations, including claims from sold or leased Facilities, retained liabilities or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general, and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules on reimbursement terms;

•	the decision by states in which we operate our remaining hospital (Mississippi) and two remaining nursing homes (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•	changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•	changes in or failure to comply with Federal, state or local laws and regulations affecting our Healthcare Services and Pharmacy Segments; and

•	the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy Facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming Facilities and business segments;

•	the availability and terms of capital to fund acquisitions, improvements, renovations or replacement Facilities; and

•	competition in the market for acquisitions of hospitals, nursing homes, pharmacy Facilities, and healthcare businesses.

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

Our critical accounting estimates are more fully described in our 2017 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended
	September 30,
	2017	2016	% Change
Net Revenues - Healthcare Services	$5,654	$5,705	-0.9%
Net Revenues - Pharmacy	7,709	7,341	5.0%

Total Net Revenues	13,363	13,046	2.4%
Costs and expenses	(13,462)	(13,999)	-3.8%

Operating loss	(99)	(953)	NA
Interest expense - net	(127)	(221)	-42.5%
Gain on extinguishment of debt	0	46	NA
Gain on sale of assets	2	22	-90.9%

Loss from continuing operations before income taxes	$(224)	$(1,106)	79.7%

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	166	121	37.2%
Hospital and Nursing Patient Days	14,745	15,434	-4.5%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services Segment for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
Source:
Medicare	43.2%	37.9%
Medicaid	40.2%	46.5%
Managed Care Insurance & Other	13.4%	13.4%
Self-pay	3.2%	2.2%

	100.0%	100.0%

The Healthcare Services Segment in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, two leased medical office buildings and unimproved land at three locations. Healthcare Services net revenues decreased $51, or 1%, for the three months ended September 30, 2017 compared to the prior year period. Decreased hospital and nursing home Medicaid revenues, partially offset by increased hospital and nursing home Medicare and IT revenues, resulted in the decreased net revenues. There were no prior years’ Medicare cost report settlements for the three months ended September 30, 2017 and 2016.

Pharmacy Segment Net Revenues

Pharmacy Segment net revenues for the three months ended September 30, 2017 increased $368, or 5%, from the three months ended September 30, 2016. The increase was a result of a 21% increase in Durable Medical Equipment (“DME”) net revenues partially offset by a 3% decrease in Retail Pharmacy and a 3% decrease in Institutional Pharmacy net revenues. DME revenues increased primarily due to increased Medicare reimbursement realized from the implementation of the provisions of the 21st Century Cures Act. The Company expects that the increased revenues from the 21st Century Cures Act will not continue in material amounts beyond its 2018 first fiscal quarter. The average net revenue per Retail Pharmacy sales order decreased 7% in the current year due to a decreased reimbursement from government and insurance insurances. Institutional Pharmacy script volume decreased 8% in the current year.

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $5,711 and $5,834 for the three months ended September 30, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2017	2016
Salaries, wages and benefits	67.6%	65.3%
Supplies	7.0%	9.2%
Purchased services	6.7%	4.9%
Other operating expenses	16.2%	18.9%
Rent and lease expense	1.0%	0.7%
Depreciation and amortization expense	2.8%	3.3%

Salaries, wages and benefits increased as a percent of net revenue for the three months September 30, 2017 due to increased employee medical claims when compared to same period last year. Supplies and Other operating expenses decreased this year as last year’s expenses included expenses related to the building reorganization expenses incurred for a hospital that ceased operations in June 2016. Purchased services expense increased for the three months ended September 30, 2017 as compared to the same period due to increased legal expenses. Depreciation and amortization expense decreased $31 this year as a result of the sale of a medical office building last year.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy Segment, including depreciation and amortization, were $7,286 and $7,533 for the three months ended September 30, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended
	September 30,
	2017	2016
Cost of goods sold	57.8%	63.2%
Salaries, wages and benefits	22.4%	25.4%
Provision for bad debts	1.6%	1.2%
Supplies	0.4%	0.5%
Purchased services	3.8%	4.0%
Other operating expenses	4.0%	3.8%
Rent and lease expense	1.0%	1.1%
Depreciation and amortization expense	3.5%	3.5%

Cost and expenses as a percent of net revenues for the three months ended September 30, 2017 decreased from the same period last year due to the 5% increase in net revenues this year. Cost of goods sold as a percent of net revenues decreased in the three month period ended September 30, 2017 as compared to the comparable period of the prior year due to net changes in sales product mix and increased discounts from their venders.

Salaries, wages and benefits as a percent of net revenues decreased in the three month period ended September 30, 2017 as compared to the comparable period of the prior year due to a reduction in labor force which began last fiscal year. Provision for bad debts increased this year due to the increase in DME net revenues.

Operating Profit and Loss

The Company reported an operating loss of $99 for the three months ended September 30, 2017 compared to an operating loss of $953 for the three months ended September 30, 2016. The operating loss for the three months ended September 30, 2017 decreased compared to the operating loss for the prior year’s three month period resulted from the 2% increase in net revenues and reduced salaries, wages and benefit expense this year.

Interest Expense

Interest expense was $127 and $221 for the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense resulted from lower debt outstanding in the current fiscal year as debt was reduced $3,985 last year with no additional debt undertaken.

Income Taxes

Income tax benefit of $0 ($0 federal and state tax expense) and income tax expense of $144 ($210 federal tax expense and $66 state tax benefit) was recorded for continuing operations for the three months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $11,150 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2017 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2017, the Company had approximately $12,400 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. The net operating loss carryforwards expire in 2025.

Earnings (Loss) from Continuing Operations before Income Tax

Loss from continuing operations before income tax was $224 for the three months ended September 30, 2017 compared to a loss from continuing operations before income tax of $1,106 for the three months ended September 30, 2016. The decreased loss in the three months ended September 30, 2017 when compared to the same quarter last year resulted from the $615 increase in the Pharmacy Segment operating profit, $164 decrease in corporate expense and the $94 decrease in interest expense this year.

Earnings (Loss) After Taxes

Loss from continuing operations were $224 (or a loss of $0.02 per fully diluted share) for the three months ended September 30, 2017 compared to a loss from continuing operations of $1,250 (or a loss of $0.13 per fully diluted share) for the three months ended September 30, 2016.

Net loss for the three months ended September 30, 2017 was $277 (or a loss of $0.03 fully diluted share) compared to net earnings of $3,023 ($0.32 earnings per fully diluted share) for the three months ended September 30, 2016. Net earnings last year included $4,273 of earnings from discontinued operations which resulted from the gain on the sale of Chestatee in August 2016.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Services Segment Adjusted EBITDA and Pharmacy Segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three months ended September 30, 2017 and 2016, respectively, is shown below.

	Three Months Ended
	September 30,
	2017	2016
Healthcare Services Adjusted EBITDA	$101	$57
Pharmacy Adjusted EBITDA	693	62
Corporate overhead costs	(464)	(628)
Taxes and interest expense	(127)	(365)
Other non-cash expenses and net change in operating assets and liabilities	30	(2,316)

Net cash provided by (used in) operations	$233	$(3,190)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $9,909 at September 30, 2017. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012.

The Trace RDA Loan has a term of 15 years with monthly payments of principal and interest until repaid. The Trace RDA Loan bears a floating rate of interest equal to the greater of (i) the prime rate (as published in The Wall Street Journal) plus 1.5%, or (ii) 6% (6.0% at September 30, 2017). The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. It was amended by the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017. Under the Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017, the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios were amended for periods ended December 31, 2016, September 30, 2017 and June 30, 2017 and an additional covenant was entered into requiring the deposit of $1,000 into a blocked interest bearing account with the lender. The deposit, which was made on January 13, 2017, will remain in the blocked account until Trace achieves compliance with financial covenants in effect prior to the Amendment or November 15, 2017, when the modified financial covenants will revert back to the pre-modification amounts. At September 30, 2017 and June 30, 2017, Trace was not in compliance with the debt service coverage, the fixed charge coverage and funded debt to EBITDA ratios modified covenants. Indebtedness net of debt issuance costs of $6,582 as of September 30, 2017 and indebtedness of $6,698 as of June 30, 2017 is presented in current liabilities in the condensed consolidated balance sheet as a result of the financial covenant non-compliance at that date. The Company continues to discuss a modification of the loan and/or waivers of these non-compliance matters with the lender, but a waiver of non-compliance has not been received as of November 14, 2017. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends (whether or not it is modified) on, among other things, its ability to generate sufficient cash flows, including from operating activities. If

Trace is unable to generate sufficient cash flow from operations to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2017 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$7,067	$560	$280
2 years	0	352	0
3 years	0	309	0
4 years	0	132	0
5+ years	0	29	0

	$7,067	$1,382	$280

At September 30, 2017, we had outstanding long-term debt of $7,067 of which $7,060 was incurred under the Trace RDA Loan and $7 was related to other debt.

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, on September 12, 2017 the nursing home received from the DCH an “immediate jeopardy” letter and termination notice which, among other things, recommended (but did not impose) (1) termination of the nursing home provider agreement effective October 1, 2017 if the items identified as posing an immediate jeopardy to resident health and safety have not been removed, and (2) the intent to impose monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified, and we believe those matters have been rectified. No monetary penalties have been accessed as of November 14, 2017, but probable civil penalties of approximately $170 have been accrued and expensed in the three months ended September 30, 2017. On November 6, 2017, the DCH advised the nursing home that its latest plan of correction was accepted, however, the nursing home anticipates further surveys to evaluate its implementation of the plan of correction.

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

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $65 and $197 for legal services to this law firm in the three months ended September 30, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2017 and June 30, 2017 is $59 and $38, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2017 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, on September 12, 2017 the nursing home received from the DCH an “immediate jeopardy” letter and termination notice which, among other things, recommended (but did not impose) (1) termination of the nursing home provider agreement effective October 1, 2017 if the items identified as posing an immediate jeopardy to resident health and safety have not been removed, and (2) the intent to impose monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified, and we believe those matters have been rectified. No monetary penalties have been accessed as of November 14, 2017, but probable civil penalties of approximately $170 have been accrued and expensed in the three months ended September 30, 2017. On November 6, 2017, the DCH advised the nursing home that its latest plan of correction was accepted, however, the nursing home anticipates further surveys to evaluate its implementation of the plan of correction.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2017