Form 10-Q
period 2017-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2018-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of February 14, 2018 was 7,416,814.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2017 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,959	$10,494
Restricted cash	0	1,000
Receivables - net	6,360	5,906
Inventory	2,149	2,159
Prepaid expense and other assets	4,058	3,062

Total current assets	15,526	22,621

Property, plant and equipment, at cost	29,673	28,609
Less accumulated depreciation	19,124	18,319

Property, plant and equipment - net	10,549	10,290

Noncurrent Assets:
Intangible assets - net	1,529	1,587
Income taxes receivable	296	0
Other noncurrent assets	758	838

Total noncurrent assets	2,583	2,425

TOTAL ASSETS	$28,658	$35,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,765	$1,571
Current maturities of long-term debt, net of debt issuance costs	263	6,710
Accrued payroll and related taxes	1,932	2,098
Due to third party payors	307	658
Other accrued expenses	1,171	1,277

Total current liabilities	5,438	12,314
Long-Term Liabilities
Long-term debt, net of debt issuance costs	2,929	0
Noncurrent liability for professional liability risks	829	1,040
Other noncurrent liabilities	258	289

Total long-term liabilities	4,016	1,329

Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,417 shares at December 31, 2017 and 9,163 at June 30, 2017	3,708	4,581
Additional paid-in capital	11,038	13,103
Retained earnings	4,785	4,336
Accumulated other comprehensive loss	(327)	(327)

Total Shareholders’ Equity	19,204	21,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,658	$35,336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating revenues (net of contractual allowances)	$14,038	$14,359	$27,471	$27,438
Less provision for bad debts of Healthcare Facilities segment	160	104	230	137

Net revenues	13,878	14,255	27,241	27,301
Costs and Expenses
Cost of goods sold	5,092	5,433	9,550	10,069
Salaries, wages and benefits	5,888	5,759	11,652	11,604
Provision for bad debts of Pharmacy segment	88	125	208	216
Supplies	488	482	913	918
Purchased services	662	713	1,349	1,421
Other operating expenses	1,145	1,111	2,587	2,821
Rent and lease expense	160	138	314	267
EHR incentive payments	(4)	0	(21)	0
Depreciation and amortization	439	466	868	910

Operating Profit (Loss)	(80)	28	(179)	(925)
Other Income (Expense):
Gain (Loss) on sale of assets	(4)	2,995	(2)	3,017
Gain on economic damages claim, net	944	0	944	0
Loss on extinguishment of debt	(238)	(289)	(238)	(243)
Interest expense net	(119)	(157)	(246)	(378)

Earnings from Continuing Operations before income taxes	503	2,577	279	1,471
Income Tax Benefit	(296)	(372)	(296)	(228)

Earnings from Continuing Operations	799	2,949	575	1,699
Earnings (Loss) from Discontinued Operations, net of tax	(73)	149	(126)	4,422

Net Earnings	726	3,098	449	6,121
Other comprehensive income	0	0	0	0

Comprehensive Earnings	$726	$3,098	$449	$6,121

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.09	$0.31	$0.06	$0.18

Diluted	$0.09	$0.31	$0.06	$0.18

Discontinued Operations:
Basic	$(0.01)	$0.02	$(0.01)	$0.47

Diluted	$(0.01)	$0.02	$(0.01)	$0.47

Net Earnings:
Basic	$0.08	$0.33	$0.05	$0.65

Diluted	$0.08	$0.33	$0.05	$0.65

Weighted-Average Common Shares Outstanding:
Basic	8,688	9,443	9,125	9,443

Diluted	8,758	9,450	9,196	9,449

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$265	$(3,914)

Cash Flows Provided by (Used in) Investing Activities:

Expenditures for property, plant and equipment - continuing operations	(1,072)	(808)
Proceeds from sale of other assets	2	4,936
Proceeds from sale of hospital	0	14,620

Net Cash Provided by (Used in) Investing Activities	(1,070)	18,748

Cash Flows Used in Financing Activities:
Payments on long-term debt - continuing operation	(3,784)	(3,716)
Repurchase of common shares	(2,946)	0

Net Cash Used in Financing Activities	(6,730)	(3,716)

Net increase (decrease) in Cash and Cash Equivalents	(7,535)	11,118

Cash and Cash Equivalents Beginning of Period	10,494	3,261

Cash and Cash Equivalents End of Period	$2,959	$14,379

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$218	$206

Income taxes	$0	$33

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2017 and for the three and six month periods ended December 31, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2017 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 28, 2017. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84-bed community hospital and a 66-bed nursing home in Mississippi, a 100-bed nursing home in Georgia, an IT service company, and healthcare facilities which are leased to third parties. Our Pharmacy segment subsidiary operates a pharmacy business in Louisiana with four service lines.

The business strategy of SunLink is to focus its efforts on expanding the services and improving the operations and profitability of its existing Healthcare Services and Pharmacy businesses. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses, while seeking to sell certain of its subsidiaries’ underperforming assets.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares in tender offers completed in February and December 2017. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to improve its existing businesses, make acquisitions of Healthcare Services and Pharmacy businesses, prepay debts, return capital to shareholders including through potential public or private purchases of shares, and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $188 will be reported in results for the three months ended March 31, 2018.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Revenues:
Chestatee Hospital	$0	$268	$0	$2,369
Other Sold Hospitals	6	14	(6)	(220)

	$6	$282	$(6)	$2,149

Earnings (Loss) before income taxes:
Chestatee Hospital	$(37)	$251	$(38)	$187
Other Sold Hospitals	0	3	(16)	(235)
Life sciences and engineering	(36)	(38)	(72)	(75)
Gain on sale of Chestatee Hospital	0	24	0	7,270

Earnings (Loss) before income taxes	(73)	240	(126)	7,147

Income tax expense	0	91	0	2,725

Earnings (Loss) from discontinued operations	$(73)	$149	$(126)	$4,422

Chestatee Hospital—On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. The purchase price adjustment due to the Company from the hospital buyer of $339 is currently in mediation. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds were used for the repayment of debt.

Other Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The loss before income taxes of the Other Sold Hospitals results primarily from negative prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2017 and 2016.

The components of pension expense for the three and six months ended December 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest Cost	$14	$13	$28	$26
Expected return on assets	(9)	(8)	(18)	(16)
Amortization of prior service cost	31	33	62	65

Net pension expense	$36	$38	$72	$75

SunLink contributed $70 to the plan in the six months ended December 31, 2017 and expects to contribute an additional $70 during the last two fiscal quarters of the fiscal year ending June 30, 2018.

Note 4. – Economic Damages Claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2017 and as of December 31, 2017, the net settlements of $944 are included in Prepaid expense and other assets on the December 31, 2017 Condensed Consolidated Balance Sheets.

Note 5. – Restricted Cash

Under the Fourth Amendment to the Trace RDA Loan dated January 7, 2017 (see Note 9. Long-Term Debt) a deposit of $1,000 in a blocked interest bearing account was held by the lender. Under the Fifth Amendment to the Trace RDA Loan dated December 26, 2017, the blocked account was eliminated and a prepayment was made on the Trace RDA loan.

Note 6. – Shareholders’ Equity

Common Share Purchase Tender Offer – On November 21, 2017, SunLink commenced a tender offer for the purchase of a portion of its common shares at a price of $1.60 per share (the “Offer”). The offer expired on December 21, 2017 with 3,725,656 common shares tendered. In accordance with the terms and conditions of the Offer, the Company accepted for payment a total of approximately 1,745,751 shares at a price of $1.60 per share for a total cost of approximately $2,793, excluding fees and expenses relating to the Offer.

Stock-Based Compensation – For the three months ended December 31, 2017 and 2016, the Company recognized $1 and $5, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2017 and 2016, the Company recognized $6 and $54, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 72,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2017 and 2016, respectively.

Note 7. – Revenue Recognition and Accounts Receivables

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

Revenues by payor were as follows for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Healthcare Facilities Segment:
Medicare	$2,386	$2,335	$4,682	$4,368
Medicaid	2,102	2,404	4,237	4,900
Self-pay	269	151	441	270
Managed Care & Other Insurance	771	657	1,485	1,377
Other	354	405	761	775

Revenues before provision for doubtful accounts	5,882	5,952	11,606	11,690
Provision for doubtful accounts	(160)	(104)	(230)	(137)

Healthcare Facilities Segment Net Revenues	5,722	5,848	11,376	11,553
Pharmacy Segment Net Revenues	8,156	8,407	15,865	15,748

Total Net Revenues	$13,878	$14,255	$27,241	$27,301

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summary information for accounts receivable is as follows:

	December 31,	June 30,
	2017	2017
Accounts receivable (net of contractual allowances)	$6,905	$6,458
Less allowance for doubtful accounts	(545)	(552)

Patient accounts receivable - net	$6,360	$5,906

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Services Segment and the Pharmacy Segment for the three and six months ended December 31, 2017 and 2016:

	Healthcare
	Services	Pharmacy	Total
Three Months Ended December 31, 2017
Balance at October 1, 2017	$308	$192	$500
Additions recognized as a reduction to revenues:
Continuing Operations	160	88	248
Discontinued Operations	(6)	0	(6)
Accounts written off, net of recoveries	(136)	(61)	(197)

Balance at December 31, 2017	$326	$219	$545

	Healthcare
	Services	Pharmacy	Total
Six Months Ended December 31, 2017
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	230	208	438
Discontinued Operations	6	0	6
Accounts written off, net of recoveries	(238)	(213)	(451)

Balance at December 31, 2017	$326	$219	$545

	Healthcare
	Services	Pharmacy	Total
Three Months Ended December 31, 2016
Balance at October 1, 2016	$402	$390	$792
Additions recognized as a reduction to revenues:
Continuing Operations	104	125	229
Discontinued Operations	(15)	0	(15)
Accounts written off, net of recoveries	(159)	(115)	(274)

Balance at December 31, 2016	$332	$400	$732

	Healthcare
	Services	Pharmacy	Total
Six Months Ended December 31, 2016
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	137	216	353
Discontinued Operations	392	0	392
Accounts written off, net of recoveries	(821)	(183)	(1,004)

Balance at December 31, 2016	$332	$400	$732

Note 8. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31	June 30,
	2017	2017
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	1,180	1,180
Customer Relationships	1,089	1,089
Medicare License	623	623

	2,892	2,892
Accumulated Amortization	(1,363)	(1,305)

Net Intangibles	$1,529	$1,587

Amortization expense was $29 and $35 for the three months ended December 31, 2017 and 2016, respectively. Amortization expense was $58 and $71 for the six months ended December 31, 2017 and 2016, respectively.

Note 9. –Long-Term Debt

Long-term debt consisted of the following:

	December,	June 30,
	2017	2017
Trace RDA Loan	$3,417	$7,191
Capital lease obligations and other	2	12

Total	3,419	7,203
Less unamortized debt issuance costs	(227)	(493)
Less current maturities	(263)	(6,710)

Long-term Debt	$2,929	$0

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.5% at December 31, 2017) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Trace was in compliance with the amended financial covenants at December 31, 2017. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Note 10. – Income Taxes

Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $372 ($399 federal tax benefit and $27 state tax expense) was recorded for continuing operations for the three months ended December 31, 2017 and 2016, respectively. Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $228 ($189 federal tax benefit and $39 state tax benefit) was recorded for continuing operations for the six months ended December 31, 2017 and 2016, respectively.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (‘SAB”) on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At December 31, 2017, consistent with the above processes, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $296 would be realized. The AMT credit represents a provisional amount that will be finalized upon the filing of the Company’s federal income tax return for the year ended June 30, 2017. The filing of this return will occur prior to the Company’s fiscal year end which is within the measurement period. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $296 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward. However, in accordance with ASC 740, we recognized a valuation allowance of $7,921 against all other net deferred tax asset items at December 31, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2017 that $7,921of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31, 2017, the Company had approximately $12,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2025. With the enactment of TCJA, Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2017 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$263	$554	$168
2 years	300	349	152
3 years	317	293	133
4 years	336	111	113
5+ years	2,203	13	244

	$3,419	$1,320	$810

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH”) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements; however the nursing home anticipates further surveys to evaluate its implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the six months ended December 31, 2017. The CMP was paid January 18, 2018.

Note 12. - Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $125 and $175 for legal services to this law firm in the three months ended December 31, 2017 and 2016, respectively. The Company expensed an aggregate of $190 and $372 for legal services to this law firm in the six months ended December 31, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2017 and June 30, 2017 is $116 and $38, respectively, of amounts payable to this law firm.

Note 13. - Subsequent Event

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $188 will be reported in results for the three months ended March 31, 2018.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2017 and 2016 and for the three and six months then ended is as follows:

	Healthcare		Corporate
	Facilities	Pharmacy	and Other	Total
As of and for the three months ended December 31, 2017
Net revenues from external customers	$5,722	$8,156	$0	$13,878
Operating profit (loss)	61	229	(370)	(80)
Depreciation and amortization	160	278	1	439
Assets	14,348	10,752	3,558	28,658
Expenditures for property, plant and equipment	337	51	0	388

As of and for the three months ended December 31, 2016
Net revenues from external customers	$5,848	$8,407	$0	$14,255
Operating profit (loss)	424	5	(401)	28
Depreciation and amortization	198	267	1	466
Assets	13,859	12,022	14,762	40,643
Expenditures for property, plant and equipment	167	397	0	564

As of and for the six months ended December 31, 2017
Net revenues from external customers	$11,376	$15,865	$0	$27,241
Operating profit (loss)	4	652	(835)	(179)
Depreciation and amortization	318	548	2	868
Assets	14,348	10,752	3,558	28,658
Expenditures for property, plant and equipment	813	259	0	1,072

As of and for the six months ended December 31, 2016
Net revenues from external customers	$11,553	$15,748	$0	$27,301
Operating profit (loss)	292	(187)	(1,030)	(925)
Depreciation and amortization	387	521	2	910
Assets	13,859	12,022	14,762	40,643
Expenditures for property, plant and equipment	222	586	0	808

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on expanding the services and improving the operations and profitability of its existing Healthcare Services and Pharmacy businesses. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses, while seeking to sell certain of its subsidiaries’ underperforming assets.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares in tender offers completed in February and December 2017. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to improve its existing businesses, make acquisitions of Healthcare Services and Pharmacy businesses, prepay debts, return capital to shareholders including through potential public or private purchases of shares, and for other general corporate purposes. There is no assurance that any further dispositions, will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $188 will be reported in results for the three months ended March 31, 2018.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2017 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016	% Change	2017	2016	% Change
Net Revenues - Healthcare Services	$5,722	$5,848	-2.2%	$11,376	$11,553	-1.5%
Net Revenues - Pharmacy	8,156	8,407	-3.0%	15,865	15,748	0.7%

Total Net Revenues	13,878	14,255	-2.6%	27,241	27,301	-0.2%
Costs and expenses	(13,958)	(14,227)	-1.9%	(27,420)	(28,226)	-2.9%

Operating profit (loss)	(80)	28	NA	(179)	(925)	NA
Interest expense - net	(119)	(157)	-24.2%	(246)	(378)	-34.9%
Loss on extinguishment of debt	(238)	(289)	-17.6%	(238)	(243)	-2.1%
Gain on economic damages claim, net	944	0	NA	944	0	NA
Gain (Loss) on sale of assets	(4)	2,995	-100.1%	(2)	3,017	-100.1%

Earnings from continuing operations before income taxes	$503	$2,577	-80.5%	$279	$1,471	-81.0%

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	156	124	25.8%	322	245	31.4%
Hospital and Nursing Patient Days	14,128	15,273	-7.5%	28,873	30,707	-6.0%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Source:
Medicare	40.6%	39.2%	40.3%	37.4%
Medicaid	35.7%	40.4%	36.5%	41.9%
Managed Care Insurance & Other	19.1%	17.9%	19.4%	18.4%
Self-pay	4.6%	2.5%	3.8%	2.3%

	100.0%	100.0%	100.0%	100.0%

The Healthcare Services segment in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, two leased medical office buildings, and unimproved land at three locations. Healthcare Services net revenues decreased $126, or 2%, for the three months ended December 31, 2017 compared to the prior year period. Decreased nursing home Medicaid revenues, partially offset by increased physician clinic and nursing home Medicare revenues, resulted in the decreased net revenues. Healthcare Services net revenues decreased $177, or 1%, for the six months ended December 31, 2017 compared to the prior year period. Decreased nursing home Medicaid revenues, partially offset by increased physician clinic and nursing home Medicare revenues, resulted in the decreased net revenues. There were $264 prior years’ Medicare positive cost report settlements for the three and six months ended December 31, 2017 and $347 for the three and six months ended December 31, 2016.

Pharmacy Segment Net Revenues

Pharmacy segment net revenues for the three months ended December 31, 2017 decreased $251, or 3%, from the three months ended December 31, 2016. The decrease was a result of an 8% decrease in Durable Medical Equipment (“DME”) net revenues offset by a 2% increase in Retail Pharmacy net revenues. Pharmacy segment net revenues for the six months ended December 31, 2017 increased $117, or 1%, from the six months ended December 31, 2016. The increase was a result of a 6% increase in Durable Medical Equipment (“DME”) net revenues partially offset by a 1% decrease in Retail Pharmacy net revenues and a 1% decrease in Institutional Pharmacy net revenues. DME net revenues increased primarily due to increased Medicare reimbursement realized from the implementation of the provisions of the 21st Century Cures Act. The Company expects that the increased revenues from the 21st Century Cures Act will not continue in material amounts this fiscal year. The average net revenue per Retail Pharmacy sales order decreased 5% in the current year despite a 5% increase in script volume due to decreased reimbursement from government and insurance insurances. Institutional Pharmacy script volume decreased 5% in the current year.

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $5,661 and $5,424 for the three months ended December 31, 2017 and 2016, respectively. Costs and expenses for our Healthcare Services segment, including depreciation and amortization, were $11,372 and $11,261 for the six months ended December 31, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Salaries, wages and benefits	68.5%	63.8%	68.0%	63.9%
Supplies	8.0%	8.9%	7.5%	8.8%
Purchased services	6.7%	4.8%	6.7%	5.5%
Other operating expenses	11.9%	11.5%	14.1%	15.2%
Rent and lease expense	1.0%	0.6%	1.0%	0.7%
Depreciation and amortization expense	2.8%	3.2%	2.8%	3.4%

Salaries, wages and benefits increased as a percent of net revenue for the three and six months ended December 31, 2017 due to increased employee medical claims when compared to same period last year. Supplies and Other operating expenses decreased this year because last year’s expenses included expenses related to a hospital that ceased operations in June 2016. Purchased services expense increased for the three and six months ended December 31, 2017, as compared to the same period last year due to increased legal expenses. Depreciation and amortization expense decreased $37 and $68 for the three and six months ended December 31, 2017, as compared to the same period last year as a result of the sale of a medical office building last year.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $7,927 and $8,402 for the three months ended December 31, 2017 and 2016, respectively. Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $15,213 and $15,935 for the six months ended December 31, 2017 and 2016, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of goods sold	62.4%	64.6%	60.2%	63.9%
Salaries, wages and benefits	21.8%	22.4%	22.1%	23.8%
Provision for bad debts	1.1%	1.5%	1.3%	1.4%
Supplies	0.4%	0.4%	0.4%	0.4%
Purchased services	3.3%	3.5%	3.5%	3.8%
Other operating expenses	3.7%	3.4%	3.0%	3.6%
Rent and lease expense	1.1%	0.9%	1.0%	1.0%
Depreciation and amortization expense	3.4%	3.2%	3.5%	3.3%

Cost of goods sold as a percent of net revenues decreased in the three and six month period ended December 31, 2017 as compared to the comparable period of the prior year due to changes in sales product mix and increased discounts from their venders. Salaries, wages and benefits as a percent of net revenues decreased in the three and six month period ended December 31, 2017 as compared to the comparable period of the prior year due to a reduction in labor force which began last fiscal year. Provision for bad debts decreased for the three months ended December 31, 2017 as compared to last year due to the decrease in DME net revenues.

Operating Profit and Loss

The Company reported an operating loss of $80 for the three months ended December 31, 2017 compared to operating profit of $28 for the three months ended December 31, 2016. The operating loss for the three months ended December 31, 2017 compared to the operating profit for the prior year’s three month period resulted from the 3% decrease in net revenues.

The Company reported an operating loss of $179 for the six months ended December 31, 2017 compared to operating loss of $925 for the six months ended December 31, 2016. The operating loss last year included expenses related to a hospital that ceased operations in June 2016.

Gain on economic damages claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2017 and as of December 31, 2017, the net settlements of $944 are included in Prepaid expense and other assets on the December 31, 2017 Condensed Consolidated Balance Sheets.

Interest Expense

Interest expense was $119 and $157 for the three months ended December 31, 2017 and 2016, and $246 and $378 for the six months ended December 31, 2017 and 2016, respectively. The decrease in interest expense resulted from lower debt outstanding in the current fiscal year, primarily because as debt was reduced $3,985 last fiscal year with no additional debt undertaken.

Income Taxes

Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $372 ($399 federal tax benefit and $27 state tax expense) was recorded for continuing operations for the three months ended December 31, 2017 and 2016, respectively. Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $228 ($189 federal tax benefit and $39 state tax benefit) was recorded for continuing operations for the six months ended December 31, 2017 and 2016, respectively.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (‘SAB”) on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At December 31, 2017, consistent with the above processes, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax

(“AMT”) tax credits of $296 would be realized. The AMT credit represents a provisional amount that will be finalized upon the filing of the Company’s federal income tax return for the year ended June 30, 2017. The filing of this return will occur prior to the Company’s fiscal year end which is within the measurement period. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $296 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward. However, in accordance with ASC 740, we recognized a valuation allowance of $7,921 against all other net deferred tax asset items at December 31, 2017. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2017 that $7,921of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31, 2017, the Company had approximately $12,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2025, With the enactment of TCJA; Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date.

Gain on Sale of Assets

In December 2016, a subsidiary sold a medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,819 was reported on the sale.

Earnings (Loss) from Continuing Operations before Income Tax

Earnings from continuing operations before income tax was $503 for the three months ended December 31, 2017 compared to earnings from continuing operations before income tax of $2,577 for the three months ended December 31, 2016. Earnings from continuing operations before income tax was $279 for the six months ended December 31, 2017 compared to earnings from continuing operations before income tax of $1,471 for the six months ended December 31, 2016. The decreased earnings from continuing operations this year results from the non-recurrence of the gain on the sale of assets last year.

Earnings (Loss) After Taxes

Earnings from continuing operations were $799 (or $0.09 per fully diluted share) for the three months ended December 31, 2017 compared to earnings from continuing operations of $2,949 (or $0.31 per fully diluted share) for the three months ended December 31, 2016. Earnings from continuing operations were $575 (or $0.06 per fully diluted share) for the six months ended December 31, 2017 compared to earnings from continuing operations of $1,699 (or $0.18 per fully diluted share) for the six months ended December 31, 2016.

Net earnings for the three months ended December 31, 2017 was $726 (or $0.08 fully diluted share) compared to net earnings of $3,098 ($0.32 earnings per fully diluted share) for the three months ended December 31, 2016. Net earnings for the six months ended December 31, 2017 was $449 (or $0.05 fully diluted share) compared to net earnings of $6,121 ($0.65 earnings per fully diluted share) for the six months ended December 31, 2016. Net earnings last year included $4,422 of earnings from discontinued operations which resulted from the gain on the sale of a hospital in August 2016.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Services segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and six months ended December 31, 2017 and 2016, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Healthcare Services Adjusted EBITDA	$221	$622	$322	$679
Pharmacy Adjusted EBITDA	507	272	1,200	334
Corporate overhead costs	(369)	(400)	(833)	(1,028)
Taxes and interest expense	177	215	50	(150)
Other non-cash expenses and net change in operating assets and liabilities	(504)	(1,433)	(474)	(3,749)

Net cash provided by (used in) operations	$32	$(724)	$265	$(3,914)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $2,959 at December 31, 2017. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.5% at December 31, 2017) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Trace was in compliance with the amended financial covenants at December 31, 2017. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis which require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2017 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$263	$554	$168
2 years	300	349	152
3 years	317	293	133
4 years	336	111	113
5+ years	2,203	13	244

	$3,419	$1,320	$810

At December 31, 2017, we had outstanding long-term debt of $3,419 of which $3,417 was incurred under the Trace RDA Loan and $2 was related to other debt.

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements; however the nursing home anticipates further surveys to evaluate its implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the six months ended December 31, 2017. The CMP was paid January 18, 2018.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $188 will be reported in results for the three months ended March 31, 2018.

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

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $125 and $175 for legal services to this law firm in the three months ended December 31, 2017 and 2016, respectively. The Company expensed an aggregate of $190 and $372 for legal services to this law firm in the six months ended December 31, 2017 and 2016, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2017 and June 30, 2017 is $116 and $38, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements; however the nursing home anticipates further surveys to evaluate its implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the six months ended December 31, 2017. The CMP was paid January 18, 2018.

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

ITEM 6.	EXHIBITS

Exhibits:

10.1	Fifth Amendment to Loan Agreement, Modification of Note and Waiver among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2017 (unaudited) and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2017 and 2016 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2018