Form 10-Q
period 2018-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2018-05-11
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares, without par value, outstanding as of May 11, 2018 was 7,416,814.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2018 (unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,541	$10,494
Restricted cash	0	1,000
Receivables – net	5,884	5,906
Inventory	1,974	2,159
Prepaid expense and other assets	3,083	3,062

Total current assets	14,482	22,621
Property, plant and equipment, at cost	30,103	28,609
Less accumulated depreciation	19,559	18,319

Property, plant and equipment – net	10,544	10,290

Noncurrent Assets:
Intangible assets – net	1,500	1,587
Income tax receivable	296	0
Other noncurrent assets	969	838

Total noncurrent assets	2,765	2,425

TOTAL ASSETS	$27,791	$35,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,254	$1,571
Current maturities of long-term debt, net of debt issuance costs	258	6,710
Accrued payroll and related taxes	2,381	2,098
Due to third party payors	293	658
Other accrued expenses	1,099	1,277

Total current liabilities	5,285	12,314
Long-Term Liabilities
Long-term debt, net of debt issuance costs	2,863	0
Noncurrent liability for professional liability risks	752	1,040
Other noncurrent liabilities	304	289

Total long-term liabilities	3,919	1,329
Commitment and Contingencies

Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,417 shares at March 31, 2018 and 9,163 at June 30, 2017	3,708	4,581
Additional paid-in capital	11,009	13,103
Retained earnings	4,197	4,336
Accumulated other comprehensive loss	(327)	(327)

Total Shareholders’ Equity	18,587	21,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,791	$35,336

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Operating revenues (net of contractual allowances)	$13,550	$13,883	$41,021	$41,321
Less provision for bad debts of Healthcare Facilities segment	133	184	363	321

Net revenues	13,417	13,699	40,658	41,000
Costs and Expenses
Cost of goods sold	5,073	5,523	14,623	15,592
Salaries, wages and benefits	6,045	5,872	17,697	17,476
Provision for bad debts of Pharmacy segment	237	126	445	342
Supplies	448	455	1,361	1,373
Purchased services	672	692	2,021	2,113
Other operating expenses	1,052	1,194	3,639	4,015
Rent and lease expense	157	142	471	409
EHR incentive payments	0	0	(21)	0
Depreciation and amortization	464	466	1,332	1,376

Operating Loss	(731)	(771)	(910)	(1,696)
Other Income (Expense):
Gain on sale of assets	183	2	181	3,019
Gain on economic damages claim, net	0	0	944	0
Loss on extinguishment of debt	0	0	(238)	(243)
Interest expense, net	(56)	(129)	(302)	(507)

Earnings (Loss) from Continuing Operations before income taxes	(604)	(898)	(325)	573
Income Tax Benefit	0	(8)	(296)	(236)

Earnings (Loss) from Continuing Operations	(604)	(890)	(29)	809
Earnings (Loss) from Discontinued Operations, net of tax	16	(135)	(110)	4,287

Net Earnings (Loss)	(588)	(1,025)	(139)	5,096
Other comprehensive income	0	0	0	0

Comprehensive Earnings (Loss)	$(588)	$(1,025)	$(139)	$5,096

Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.08)	$(0.10)	$(0.00)	$0.09

Diluted	$(0.08)	$(0.10)	$(0.00)	$0.09

Discontinued Operations:
Basic	$0.00	$(0.01)	$(0.01)	$0.46

Diluted	$0.00	$(0.01)	$(0.01)	$0.45

Net Earnings (Loss):
Basic	$(0.08)	$(0.11)	$(0.02)	$0.54

Diluted	$(0.08)	$(0.11)	$(0.02)	$0.54

Weighted-Average Common Shares Outstanding:
Basic	7,417	9,334	8,564	9,408

Diluted	7,417	9,334	8,564	9,429

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(33)	$(4,999)

Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment – continuing operations	(1,502)	(1,097)
Proceeds from sale of other assets	412	4,942
Proceeds from sale of hospital	0	14,620

Net Cash Provided by (Used in) Investing Activities	(1,090)	18,465

Cash Flows Used in Financing Activities:
Repurchase of common shares	(2,974)	(640)
Payments on long-term debt – continuing operations	(3,856)	(3,850)
Receipt (Deposit) of restricted cash	1,000	(1,000)

Net Cash Used in Financing Activities	(5,830)	(5,490)

Net increase (decrease) in Cash and Cash Equivalents	(6,953)	7,976
Cash and Cash Equivalents Beginning of Period	10,494	3,261

Cash and Cash Equivalents End of Period	$3,541	$11,237

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$269	$458

Income taxes	$0	$141

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2018

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2018 and for the three and nine month periods ended March 31, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2017 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 28, 2017. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Our business is composed of two segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84-bed community hospital and a 66-bed nursing home in Mississippi, a 100-bed nursing home in Georgia, an IT service company, and healthcare facilities which are leased to third parties. Our Pharmacy segment subsidiary operates a pharmacy business in Louisiana with four service lines.

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

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation for approximately $410. A pre-tax gain of $183 on the sale of these assets is included in the results for the three months ended March 31, 2018.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Revenues:
Chestatee Hospital	$0	$0	$0	$2,369
Other Sold Hospitals	77	(68)	71	(288)

	$77	$(68)	$71	$2,081

Earnings (Loss) before income taxes:
Chestatee Hospital	$0	$(104)	$(38)	$83
Other Sold Hospitals	61	(69)	45	(304)
Life sciences and engineering	(36)	(37)	(108)	(112)
Gain (Loss) on sale of Chestatee Hospital	(9)	0	(9)	7,270

Earnings (Loss) before income taxes	16	(210)	(110)	6,937
Income tax expense	0	(75)	0	2,650

Earnings (Loss) from discontinued operations	$16	$(135)	$(110)	$4,287

Chestatee Hospital – On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. A purchase price adjustment of $328 is due to the Company from the hospital buyer as a post-closing adjustment to the purchase price as confirmed by a binding decision of an independent accountant rendered pursuant to the purchase agreement. Chestatee retained certain liabilities, including certain employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds was used for the repayment of debt.

Other Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The earnings (loss) before income taxes of the Other Sold Hospitals results primarily from prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2018 and 2017.

The components of pension expense for the three and nine months ended March 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest Cost	$14	$13	$42	$39
Expected return on assets	(9)	(8)	(27)	(24)
Amortization of prior service cost	31	32	93	97

Net pension expense	$36	$37	$108	$112

SunLink contributed $105 to the plan in the nine months ended March 31, 2018 and expects to contribute an additional $35 during the last fiscal quarter of the fiscal year ending June 30, 2018.

Note 4. – Economic Damages Claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the nine months ended March 31, 2018.

Note 5. – Restricted Cash

Under the Fourth Amendment to the Trace RDA Loan dated January 7, 2017 (see Note 9. Long-Term Debt), a deposit of $1,000 in a blocked interest bearing account was held by the lender. Under the Fifth Amendment to the Trace RDA Loan dated December 26, 2017, the blocked account was eliminated and a prepayment was made on the Trace RDA loan.

Note 6. – Shareholders’ Equity

Common Share Purchase Tender Offer – On November 21, 2017, SunLink commenced a tender offer for the purchase of a portion of its common shares at a price of $1.60 per share (the “Offer”). The offer expired on December 21, 2017 with 3,725,656 common shares tendered. In accordance with the terms and conditions of the Offer, the Company accepted for payment a total of approximately 1,745,751 shares at a price of $1.60 per share for a total cost of approximately $2,794, excluding fees and expenses relating to the Offer.

Stock-Based Compensation – For the three months ended March 31, 2018 and 2017, the Company recognized $1 and $5, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2018 and 2017, the Company recognized $7 and $59, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were 0 and 72,000 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2018 and 2017, respectively.

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

Revenues by payor were as follows for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Healthcare Facilities Segment:
Medicare	$2,485	$2,079	$7,167	$6,447
Medicaid	2,091	2,285	6,328	7,185
Self-pay	91	86	532	356
Managed Care & Other Insurance	793	871	2,278	2,248
Other	330	364	1,091	1,139

Revenues before provision for doubtful accounts	5,790	5,685	17,396	17,375
Provision for doubtful accounts	(133)	(184)	(363)	(321)

Healthcare Facilities Segment Net Revenues	5,657	5,501	17,033	17,054
Pharmacy Segment Net Revenues	7,760	8,198	23,625	23,946

Total Net Revenues	$13,417	$13,699	$40,658	$41,000

The net revenues of the Pharmacy Segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy Segment is presented as a component of operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss).

Summary information for accounts receivable is as follows:

	March 31, 2018	June 30, 2017
Accounts receivable (net of contractual allowances)	$6,453	$6,458
Less allowance for doubtful accounts	(569)	(552)

Patient accounts receivable – net	$5,884	$5,906

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Services Segment and the Pharmacy Segment for the three and nine months ended March 31, 2018 and 2017:

	Healthcare Services	Pharmacy	Total
Three Months Ended March 31, 2018
Balance at January 1, 2018	$326	$219	$545
Additions recognized as a reduction to revenues:
Continuing Operations	133	237	370
Discontinued Operations	(4)	0	(4)
Accounts written off, net of recoveries	(82)	(260)	(342)

Balance at March 31, 2018	$373	$196	$569

	Healthcare Services	Pharmacy	Total
Nine Months Ended March 31, 2018
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	363	445	808
Discontinued Operations	2	0	2
Accounts written off, net of recoveries	(320)	(473)	(793)

Balance at March 31, 2018	$373	$196	$569

	Healthcare Services	Pharmacy	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$332	$400	$732
Additions recognized as a reduction to revenues:
Continuing Operations	184	126	310
Discontinued Operations	(14)	0	(14)
Accounts written off, net of recoveries	(180)	(138)	(318)

Balance at March 31, 2017	$322	$388	$710

	Healthcare Services	Pharmacy	Total
Nine Months Ended March 31, 2017
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing Operations	321	342	663
Discontinued Operations	378	0	378
Accounts written off, net of recoveries	(1,001)	(321)	(1,322)

Balance at March 31, 2017	$322	$388	$710

New Accounting Pronouncement for Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on July 1, 2018 and is currently implementing its plan for adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company is currently evaluating the appropriate portfolios to apply in its collectability analysis and is considering the impact of applying the new standard when its patient accounts are evaluated in those portfolios. The Company expects this process will be completed later in 2018.

Additionally, the adoption of the new accounting standard will impact the presentation on the Company’s statement of operations for a significant component of its provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenue. The Company will continue to evaluate certain changes in collectability on its self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service, including bankruptcy, and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on the financial statements of the Company.

Note 8. – Intangible Assets

Intangibles consist of the following, net of amortization:

	March 31, 2018	June 30, 2017
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	1,180	1,180
Customer Relationships	1,089	1,089
Medicare License	623	623

	2,892	2,892
Accumulated Amortization	(1,392)	(1,305)

Net Intangibles	$1,500	$1,587

Amortization expense was $29 and $35 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense was $87 and $106 for the nine months ended March 31, 2018 and 2017, respectively.

Note 9. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018	June 30, 2017
Trace RDA Loan	$3,347	$7,191
Capital lease obligations and other	0	12

Total	3,347	7,203
Less unamortized debt issuance costs	(226)	(493)
Less current maturities	(258)	(6,710)

Long-term Debt	$2,863	$0

Trace RDA Loan – Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.75% at March 31, 2018) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Trace was in compliance with the amended financial covenants at March 31, 2018. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Note 10. – Income Taxes

Income tax benefit of $0 ($0 federal tax and $0 state tax expense) and income tax benefit of $8 ($32 federal tax benefit and $24 state tax expense) was recorded for continuing operations for the three months ended March 31, 2018 and 2017, respectively. Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $236 ($221 federal tax benefit and $15 state tax benefit) was recorded for continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (‘SAB”) 118 on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At March 31, 2018, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $296 would be realized. The AMT credit represents a provisional amount that will be finalized upon the filing of the Company’s federal income tax return for the year ended June 30, 2017. The filing of this return will occur prior to the Company’s fiscal year end which is within the measurement period. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $296 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward. However, in accordance with ASC 740, we recognized a valuation allowance of $8,071 against all other net deferred tax asset items at March 31, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2018 that $8,071 of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2018, the Company had approximately $13,400 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2025. With the enactment of TCJA, Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$258	$574	$172
2 years	296	423	173
3 years	315	340	155
4 years	333	132	136
5+ years	2,145	4	355

	$3,347	$1,473	$991

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements; however the nursing home anticipates further surveys to evaluate its implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the nine months ended March 31, 2018. The CMP was paid January 18, 2018.

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $25 and $109 for legal services to this law firm in the three months ended March 31, 2018 and 2017, respectively. The Company expensed an aggregate of $215 and $481 for legal services to this law firm in the nine months ended March 31, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2018 and June 30, 2017 is $12 and $38, respectively, of amounts payable to this law firm.

Note 13. – Sale of Assets

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $183 is included in the results for the three months ended March 31, 2018.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2018 and 2017 and for the three and nine months then ended is as follows:

	Healthcare Facilities	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2018
Net revenues from external customers	$5,657	$7,760	$0	$13,417
Operating profit (loss)	114	(367)	(478)	(731)
Depreciation and amortization	167	297	0	464
Assets	14,394	9,104	4,293	27,791
Expenditures for property, plant and equipment	167	263	0	430

As of and for the three months ended March 31, 2017
Net revenues from external customers	$5,501	$8,198	$0	$13,699
Operating profit (loss)	(146)	(324)	(301)	(771)
Depreciation and amortization	176	289	1	466
Assets	13,936	11,519	12,678	38,133
Expenditures for property, plant and equipment	25	264	0	289

As of and for the nine months ended March 31, 2018
Net revenues from external customers	$17,033	$23,625	$0	$40,658
Operating profit (loss)	118	285	(1,313)	(910)
Depreciation and amortization	485	845	2	1,332
Assets	14,394	9,104	4,293	27,791
Expenditures for property, plant and equipment	980	522	0	1,502

As of and for the nine months ended March 31, 2017
Net revenues from external customers	$17,054	$23,946	$0	$41,000
Operating profit (loss)	146	(511)	(1,331)	(1,696)
Depreciation and amortization	563	810	3	1,376
Assets	13,936	11,519	12,678	38,133
Expenditures for property, plant and equipment	358	739	0	1,097

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

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for $410. A pre-tax gain on the sale of the assets of $183 is included in the results for the three months ended March 31, 2018.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2017 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;

•	Revenue recognition / Net Patient Service Revenues;

•	Goodwill, intangible assets and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
Net Revenues – Healthcare Services	$5,657	$5,501	2.8%	$17,033	$17,054	-0.1%
Net Revenues – Pharmacy	7,760	8,198	-5.3%	23,625	23,946	-1.3%

Total Net Revenues	13,417	13,699	-2.1%	40,658	41,000	-0.8%
Costs and expenses	(14,148)	(14,470)	-2.2%	(41,568)	(42,696)	-2.6%

Operating profit (loss)	(731)	(771)	-5.2%	(910)	(1,696)	-46.3%
Interest expense – net	(56)	(129)	-56.6%	(302)	(507)	-40.4%
Loss on extinguishment of debt	0	0	NA	(238)	(243)	-2.1%
Gain on economic damages claim, net	0	0	NA	944	0	NA
Gain (Loss) on sale of assets	183	2	NA	181	3,019	-94.0%

Earnings (Loss) from continuing operations before income taxes	$(604)	$(898)	-32.7%	$(325)	$573	-156.7%

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	196	154	27.3%	518	399	29.8%
Hospital and Nursing Patient Days	13,876	14,561	-4.7%	42,749	45,268	-5.6%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Source:
Medicare	42.9%	36.6%	41.2%	37.1%
Medicaid	36.1%	40.2%	36.4%	41.4%
Managed Care Insurance & Other	19.4%	21.7%	19.4%	19.4%
Self-pay	1.6%	1.5%	3.0%	2.1%

	100.0%	100.0%	100.0%	100.0%

The Healthcare Services segment in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, two leased medical office buildings, and unimproved land at three locations. Healthcare Services net revenues increased $156, or 3%, for the three months ended March 31, 2018 compared to the prior year period. Increased nursing home Medicaid revenues and decreased provision for bad debts resulted in the increased net revenues. Healthcare Services net revenues decreased $21, or less than 1%, for the nine months ended March 31, 2018 compared to the prior year period. Decreased nursing home Medicaid revenues, partially offset by increased physician clinic and nursing home Medicare revenues, resulted in the decreased net revenues. The net revenues of the Healthcare Services Segment included increases of $35 and $299 resulting from prior years’ Medicare positive cost report settlements for the three and nine months ended March 31, 2018, and $38 and $385 resulting from prior years’ Medicare positive cost report settlements for the three and nine months ended March 31, 2017.

Pharmacy Segment Net Revenues

Pharmacy segment net revenues for the three months ended March 31, 2018 decreased $438, or 5%, from the three months ended March 31, 2017. The decrease was a result of a 13% decrease in Retail Pharmacy net revenues, a 3% decrease in Institutional Pharmacy net revenues and a 4% decrease in Durable Medical Equipment (“DME”) net revenues. The decrease in Retail Pharmacy is primarily due to the sale of a retail pharmacy operation in early January 2018. Pharmacy segment net revenues for the nine months ended March 31, 2018 decreased $321, or 1%, from the nine months ended March 31, 2017. The decrease was a result of a 5% decrease in Retail Pharmacy net revenues and a 3% decrease in Institutional Pharmacy net revenues partially offset by a 3% increase in DME net revenues. DME net revenues for the nine months ended March 31, 2018 increased primarily due to increased Medicare reimbursement realized from the implementation of the provisions of the 21st Century Cures Act. The Company expects that the increased revenues from the 21st Century Cures Act will not continue in material amounts this fiscal year. Scripts fulfilled volume has decreased for all Pharmacy Segment product areas for both the three and nine months ended March 31, 2018 compared to the prior year periods.

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $5,543 and $5,647 for the three months ended March 31, 2018 and 2017, respectively. Costs and expenses for our Healthcare Services segment, including depreciation and amortization, were $16,915 and $16,908 for the nine months ended March 31, 2018 and 2017, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Salaries, wages and benefits	66.8%	69.0%	67.7%	65.6%
Supplies	7.4%	7.6%	7.5%	7.5%
Purchased services	7.0%	7.0%	6.8%	7.0%
EHR incentive payments	0.0%	0.0%	-0.1%	0.0%
Other operating expenses	12.9%	14.9%	13.7%	15.0%
Rent and lease expense	0.9%	0.9%	1.0%	0.7%
Depreciation and amortization expense	3.0%	3.2%	2.8%	3.3%

Salaries, wages and benefits increased as a percent of net revenue for the nine months ended March 31, 2018 due to increased employee medical claims when compared to same period last year, but decreased as a percent of net revenue for the three months ended March 31, 2018 due to better labor management in the nursing homes this year. Supplies and Other operating expenses decreased this year because last year’s expenses included expenses related to a hospital that ceased operations in June 2016. Depreciation and amortization expense decreased $78 for the nine months ended March 31, 2018, as compared to the same period last year as a result of the sale of a medical office building last year.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $8,127 and $8,522 for the three months ended March 31, 2018 and 2017, respectively. Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $23,340 and $24,457 for the nine months ended March 31, 2018 and 2017, respectively.

	Cost and Expenses
	as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of goods sold	65.4%	67.4%	61.9%	65.1%
Salaries, wages and benefits	23.7%	22.8%	22.6%	23.4%
Provision for bad debts	3.0%	1.5%	1.9%	1.4%
Supplies	0.4%	0.4%	0.3%	0.4%
Purchased services	3.4%	3.5%	3.5%	3.7%
Other operating expenses	3.9%	3.9%	3.9%	3.7%
Rent and lease expense	1.1%	1.0%	1.1%	1.0%
Depreciation and amortization expense	3.8%	3.5%	3.6%	3.4%

Cost of goods sold as a percent of net revenues decreased in the three and nine month period ended March 31, 2018 as compared to the comparable period of the prior year due to changes in sales product mix, primarily decreased Institutional Pharmacy revenues, and increased discounts from their venders. Salaries, wages and benefits as a percent of net revenues in the three month period ended March 31, 2018 as compared to the comparable period of the prior year increased due to the lower sales in this year’s third fiscal quarter. Provision for bad debts increased for the three months ended March 31, 2018 as compared to last year due to lower than anticipated collections from private payors.

Operating Profit and Loss

The Company reported an operating loss of $731 for the three months ended March 31, 2018 compared to an operating loss of $771 for the three months ended March 31, 2017. The operating loss for the three months ended March 31, 2018 compared to the operating loss for the prior year’s three month period improved as a result of increased operating profit of the Healthcare Facilities segment. The Company reported an operating loss of $910 for the nine months ended March 31, 2018 compared to operating loss of $1,696 for the nine months ended March 31, 2017. The operating loss last year included expenses related to a hospital that ceased operations in June 2016.

Gain on economic damages claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the nine months ended March 31, 2018.

Interest Expense

Interest expense was $56 and $129 for the three months ended March 31, 2018 and 2017, and $302 and $507 for the nine months ended March 31, 2018 and 2017, respectively. The decrease in interest expense resulted from lower debt outstanding in the current fiscal year, primarily because debt was reduced $3,856 in the nine months ended March 31, 2018 and $3,985 last fiscal year with no additional debt undertaken.

Income Taxes

Income tax benefit of $0 ($0 federal tax and $0 state tax expense) and income tax benefit of $8 ($32 federal tax benefit and $24 state tax expense) was recorded for continuing operations for the three months ended March 31, 2018 and 2017, respectively. Income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) and income tax benefit of $236 ($221 federal tax benefit and $15 state tax benefit) was recorded for continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (‘SAB” 118) on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At March 31, 2018, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $296 would be realized. The AMT credit represents a provisional amount that will be finalized upon the filing of the Company’s federal income tax return for the year ended June 30, 2017. The filing of this return will occur prior to the Company’s fiscal year end which is within the measurement period. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $296 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward. However, in accordance with ASC 740, we recognized a valuation allowance of $8,071 against all other net deferred tax asset items at March 31, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2018 that $8,071 of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2018, the Company had approximately $13,400 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2025. With the enactment of TCJA, Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date.

Gain on Sale of Assets

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of $183 is included in the results for the three and nine months ended March 31, 2018.

In December 2016, a subsidiary sold a medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,819 was reported on the sale.

Earnings (Loss) from Continuing Operations before Income Tax

Loss from continuing operations before income tax was $604 for the three months ended March 31, 2018 compared to a loss from continuing operations before income tax of $898 for the three months ended March 31, 2017. Loss from continuing operations before income tax was $325 for the nine months ended March 31, 2018 compared to earnings from continuing operations before income tax of $573 for the nine months ended March 31, 2017. The loss from continuing operations for the nine months period ended March 31, 2018 as compared the earnings from continuing operation for the nine month period last year results from a significant gain on the sale of assets last year.

Earnings (Loss) After Taxes

Loss from continuing operations were $604 (or a loss of $0.08 per fully diluted share) for the three months ended March 31, 2018 compared to a loss from continuing operations of $890 (or a loss of $0.10 per fully diluted share) for the three months ended March 31, 2017. The reduced loss in the three months ended March 31, 2018 compared to the same period last year resulted from the gain on the sale of certain retail pharmacy assets in January 2018. Loss from continuing operations were $29 (or a loss $0.00 per fully diluted share) for the nine months ended March 31, 2018 compared to earnings from continuing operations of $809 (or $0.09 per fully diluted share) for the nine months ended March 31, 2017. The loss for the nine months period ended March 31, 2018 as compared the earnings for the nine month period last year results from a significant gain on the sale of assets last year.

Net loss for the three months ended March 31, 2018 was $588 (or a loss of $0.08 fully diluted share) compared to a net loss of $1,025 (or a loss of $0.11 earnings per fully diluted share) for the three months ended March 31, 2017. Net loss for the nine months ended March 31, 2018 was $139 (or a loss of $0.02 fully diluted share) compared to net earnings of $5,096 ($0.54 earnings per fully diluted share) for the nine months ended March 31, 2017. Net earnings last year included $4,287 of earnings from discontinued operations which primarily resulted from the gain on the sale of a hospital in August 2016.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Services segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and nine months ended March 31, 2018 and 2017, respectively, is shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Healthcare Services Adjusted EBITDA	$281	$30	$603	$709
Pharmacy Adjusted EBITDA	(70)	(35)	1,130	299
Corporate overhead costs	(478)	(300)	(1,311)	(1,328)
Taxes and interest expense	(56)	(121)	(6)	(271)
Other non-cash expenses and net change in operating assets and liabilities	25	(659)	(449)	(4,408)

Net cash used in operations	$(298)	$(1,085)	$(33)	$(4,999)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $3,541 at March 31, 2018. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan – Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.75% at March 31, 2018) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Trace was in compliance with the amended financial covenants at March 31, 2018. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$258	$574	$172
2 years	296	423	173
3 years	315	340	155
4 years	333	132	136
5+ years	2,145	4	355

	$3,347	$1,473	$991

At March 31, 2018, we had outstanding long-term debt of $3,347 under the Trace RDA Loan.

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements. The nursing home will be subject to future DCH surveys from time to time to evaluate compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs including its continued implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the nine months ended March 31, 2018. The CMP was paid January 18, 2018.

Discontinued Operations

Chestatee Hospital – On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. A purchase price adjustment of $328 is due to the Company from the hospital buyer as a post-closing adjustments to the purchase price as confirmed by a binding decision of an independent accountant rendered pursuant to the purchase agreement. Chestatee retained certain liabilities, including certain employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds was used for the repayment of debt.

Other Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The earnings (loss) before income taxes of the Other Sold Hospitals results primarily from prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment – SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $25 and $109 for legal services to this law firm in the three months ended March 31, 2018 and 2017, respectively. The Company expensed an aggregate of $215 and $481 for legal services to this law firm in the nine months ended March 31, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2018 and June 30, 2017 is $12 and $38, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2018 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On September 8, 2017, the Georgia Survey agency of the Georgia Department of Community Health (“DCH“) conducted a Complaint Investigation survey to determine whether our nursing home in Ellijay, Georgia was in compliance with federal program requirements for nursing homes participating in Medicare and/or Medicaid programs. As a result of this survey, the nursing home received from the DCH a notice of deficiencies which were identified as posing an immediate jeopardy to resident health and safety and which had to be corrected immediately. DCH also notified the nursing home of its intent to recommend civil monetary penalties. In response to the survey findings, the nursing home adopted a succession of plans to remedy the matters identified. On November 6, 2017, DCH advised the nursing home that its latest plan of correction was accepted and on November 20, 2017, DCH advised the nursing home that it was in substantial compliance with its long-term care requirements. The nursing home will be subject to future DCH surveys from time to time to evaluate compliance with federal and state program requirements for nursing homes participating in Medicare and/or Medicaid programs including its continued implementation of the plans of correction. A Civil Money Penalty (“CMP”) was imposed by the Department of Health & Human Services Centers for Medicare and Medicaid Services on January 4, 2018 which resulted in $170 expensed in the nine months ended March 31, 2018. The CMP was paid January 18, 2018.

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

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 11, 2018