Form 10-K
period 2018-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2018-09-25
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 25, 2018, there were 7,346,814 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2017 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $5,121,452.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 12, 2018, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Trace, Parkside Ellijay, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

Liabilities, Claims, Obligations and Other Matters

•

claims under leases, guarantees, disposition agreements, and other obligations relating to discontinued operations, including claims from sold or leased Services, retained liabilities or retained subsidiaries;

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

Business Strategy

The business strategy of SunLink is to focus its efforts on expanding the services and improving the operations and profitability of its existing Healthcare Services and Pharmacy businesses while seeking to sell certain of its subsidiaries’ underperforming assets. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares in tender offers completed in February and December 2017 and to make improvements to its Healthcare Services businesses.

The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to prepay debts, return capital to shareholders including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services and Pharmacy businesses and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis.

The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of assets in its Healthcare Services and its Pharmacy business lines.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation for approximately $410. A pre-tax gain of $183 on the sale of these assets is included in the results for the year ended June 30, 2018.

On August 27, 2018, a subsidiary of the Company entered into a contract to sell a medical office building and land for approximately $1,000. The sale is scheduled to close in the second fiscal quarter of 2019, and if it closes, the Company expects to report a pre-tax gain of approximately $450. In addition, a subsidiary of the Company has received an indication of interest to purchasing one of the Company’s nursing homes for approximately $7,300 and, on August 29, 2018, entered into a non-binding letter of intent (“LOI”) and exclusivity agreement with a potential buyer. The non-binding LOI provides that any transaction, which is not assured to be completed, will be subject to various terms and conditions to be negotiated, including reaching agreement on a contract, satisfactory due diligence and other matters. Accordingly there can be no assurance that a transaction will be completed on any terms or at any price.

OPERATIONS

Healthcare Services

The Healthcare Services segment is composed of:

•

A subsidiary which owns and operates Trace Regional Hospital and Floy Dyer Nursing Home (“Trace”), an 84-licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychiatry unit (“GPU”) and a 66-bed nursing home. This facility focuses primarily on senior healthcare services.

•

A subsidiary which owns and operates Parkside Ellijay, a 100- bed nursing home and rehabilitation facility (with an adult day care program) located in Ellijay, Georgia. In addition to its nursing home , Parkside Ellijay also occupies a hospital building of which the emergency department space adjacent to the nursing home and rehabilitation facilities is leased to an unaffiliated healthcare provider.

•	A subsidiary which owns a medical office building and unimproved land in Dahlonega, Georgia. The medical office building is currently vacant.

•	A subsidiary which owns a medical office building and approximately four (4) acres of land in Clanton, Alabama. A portion of the medical office is currently rented to a third party.

•	A subsidiary which owns approximately twelve (12) acres of unimproved land in Fulton, Missouri.

•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.

•	A subsidiary, Envision Health Resources (Envision), which provides information technology (IT) to outside customers and to SunLink subsidiaries.

Operating Statistics

The following table sets forth certain operating statistics for SunLink’s Healthcare Services facilities, Trace and Parkside Ellijay, included in continuing operations for the periods indicated.

	2018	2017
Facilities owned or leased at end of period	2	2
Licensed hospital beds (at end of period)	84	84
Hospital beds in service (at end of period)	54	54
Licensed nursing home beds and beds in service (at end of period)	166	166
Hospital and nursing home admissions	696	573
Hospital and nursing home patient days	57,825	59,796

Sources of Revenue

Sources of Healthcare Services Revenue—The following table sets forth the percentage of net revenues from various payors sources in SunLink’s Healthcare Services segment for the periods indicated. The table includes Trace, Parkside Ellijay, rental income from medical office buildings and Envision.

	2018	2017
Source
Medicare	43.1%	38.1%
Medicaid	39.9%	41.5%
Manage Care, Private and Other Sources	17.0%	20.4%

	100.0%	100.0%

Trace and Parkside Ellijay receive payments for patient care from Federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. Trace and Parkside Ellijay are certified as healthcare services providers for persons covered by Medicare and Medicaid programs. TriCare is a federal program for the healthcare of certain U.S. military personnel and their dependants. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in nursing centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the nursing centers operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Healthcare Services Management Teams

Each of our Healthcare Services businesses is managed by a subsidiary officer who is supported by other professional personnel, including, but not limited to, a state-licensed nursing home administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, IT staff, and a business office manager. Staff size and composition vary depending on the size and occupancy of each healthcare facility, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our healthcare facilities subsidiaries with centralized administrative services in certain areas including information systems, reimbursement guidance, as well as legal, finance, accounting, purchasing, human resources management, and facilities management support. The Company believes centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits the healthcare staff of our nursing centers to focus on the delivery of quality care.

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

Trace and Parkside Ellijay implement quality assurance procedures to monitor the level and quality of care provided their patients. Each has a medical director who supervises and is responsible for the quality of medical care provided and a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the facility. The medical advisory committee also reviews the quality of the logistical, medical and technological support provided to the physicians. Trace and Parkside Ellijay periodically conduct surveys of their patients, either during their stay or subsequently, to identify potential areas of improvement. Trace and Parkside Ellijay are each accredited by the JCAHO.

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

Trace and Parkside Ellijay compete with similar senior care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our Healthcare Services facilities also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services that we may not offer at our nursing centers. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents. Historically our nursing centers have been located adjacent to acute care hospitals owned and operated by one of our subsidiaries. Currently, however, Parkside Ellijay operates in environment where we no longer own an adjacent hospital and such former hospital has ceased operations, although an unaffiliated healthcare provider has re-opened an emergency department adjacent to Parkside Ellijay.

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

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed and healthcare reforms at both the federal and state level generally have created pressure to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for provider services by private and government payors, have required and in the future may further require changes in our facilities, equipment, personnel, rates and/or services.

Efforts to Control Healthcare Costs

Rural facilities, including Trace and Parkside Ellijay continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of nursing home care. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by upgrading facilities and equipment and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. Currently we expect our facilities will continue to respond to such trends in a similar manner subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on

March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up state exchanges and not to expand Medicaid. During the current administration, various bills have been proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued which modify the ACA. To date, no such bills have been passed by Congress and signed into law and there can be no assurance that any such bills will become law or, if so the terms thereof.

PHARMACY OPERATIONS

•	The Pharmacy segment is composed of four operational areas:

•	Retail pharmacy products and services, consisting of retail pharmacy sales conducted in rural markets at two locations in Louisiana;

•

Institutional Pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, specialty hospitals, hospice, and correctional facilities;

•

Non-institutional Pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional setting such as residential homes; and

•

Durable medical equipment products and services (“DME”), consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care.

Pharmacy Competition

There are many companies which provide one or more of the business which comprise or may compete with our Pharmacy operations. For example, home healthcare business companies, which may compete with our Pharmacy services operations, our durable medical equipment services operations or both, range in size from small entrepreneurial companies to rapidly expanding companies with strategies for national operations. Retail, institutional and DME companies range from local or regional operations to large public companies.

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

DRG rate increases were 0.8%, 1.3% and 1.85% for FFY 2017, 2018, and 2019 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) and the Medicare Access and CHIP Reauthorization Act of 2015 (“MARA”) made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers, to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.20% in FFYs 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, as defined by CMS, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2017.

•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other Healthcare Services and have less than 1,600 discharges per year. The new temporary criteria were effective for FFYs 2011 through 2013 and further expanded through September 30, 2022.

•	Hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update.

•

A requirement that any hospital which is not a meaningful electronic health records user will be reduced by one-half of the market basket update in FY 2016. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2018, 2017 or 2016.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory

Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2017, the update factor was 1.65%. For calendar year 2018 the update factor was 2.0% and for 2019 the update is estimated to be 1.2%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and is entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. Trace is classified as a disproportionate share hospital as of July 1, 2016. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented approximately 1% of our healthcare services net patient service revenues for the years ended June 30, 2018, 2017 and 2016.

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

In the recent past, the state in which our subsidiary operates its hospital has initiated increased efforts to reduce Medicaid assistance payments. These efforts and reductions often are triggered by an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or by significant increases in program utilization and budgetary pressures on the applicable states. The federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”).

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

If SunLink or our subsidiaries or any of their facilities are found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, SunLink or the applicable subsidiary or facility could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition or results of operations.

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

All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal and state regulations require the submission of annual cost reports covering the revenues, costs and expenses associated with the services provided by each subsidiary hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal, and it is common to contest issues raised in audits. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our financial condition or results of operations. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

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

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s Healthcare Services facilities routinely appeal RAC overpayment determinations. Under the RAC program, our Healthcare

Services facilities have experienced losses in the aggregate from audit adjustments of approximately $48 and $4 for the fiscal years ended June 30, 2018 and 2017.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will continue to look closely at claims submitted by our Healthcare Service facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of any future RAC audits.

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

Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established Medicare physician reimbursement updates with quality and value measurements and participation in alternative payment models.

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

On April 1, 2014, the Protecting Access to Medicare Act (“PAMA”) was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing centers beginning October 1, 2018. The initiative focused on a preventable hospital readmission measure to be provided on or before October 1, 2015 and corresponding preventable hospital readmission rates to be provided on or before October 1, 2016. Nursing centers will be ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also will reduce the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

Federal legislation has imposed various limitations and administrative requirements on Medicare reimbursement, including therapy caps, automatic and specific payment reductions, pre-payment manual claim reviews and other efforts to limit reimbursement. CMS also provides periodic reimbursements updates, including market basket updates which are often reduced by various factors.

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

Government Reimbursement Programs—Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by the Medicare Modernization Act (“MMA”) and, in the future, may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Prior to January 1, 2016, our Pharmacy segment operations were exempted under the Deficit Reduction Act of 2005 from the proposed competitive acquisition program for DMEPOS. However, on October 31, 2014, the CMS released Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies,” which, in conjunction with Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products previously paid under fee schedules. Under these rules and the resulting expansion plan, CMS applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas currently covered in Rounds One and Two of the Competitive Bidding Program (CBP). An un-weighted average of all of the single payment amounts from the CBAs in each of the eight distinct CBAs was used to determine a regional single payment amount (RSPA) for each covered item in each CBA. From January 1, 2016 to June 30, 2016, reimbursement rates for affected product categories were reduced significantly, based on the sum of 50 percent of the current unadjusted fee schedule amount plus 50 percent of the RSPAs. Then, on July 1, 2016, the reimbursement rates were reduced further too fully implement the bidding-derived rates (i.e., 100% of the adjusted fee schedule amount, based on regional competitive bidding rates). The January 1, 2017 implementation of the 21st Century Cures Act (“Cures Act”), enacted December 13, 2016, among other things, reinstated the January 1, 2016 reimbursement rates for competitive bid items in non-competitive bidding areas retroactively for the applicable July 1, 2016 through December 31, 2016 Medicare claims. Accordingly, the impact of the Cures Act lead to increased reimbursement for the Pharmacy segment. This legislation contained no provisions to defer or change reimbursement rates effective as of January 1, 2017 and prospectively thereafter, and it does not include any changes to rates in competitive bidding areas. We cannot assure you that our Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future at the current reimbursement rates. The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the prescription drug benefit were adopted in 2005.

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

Non-government Reimbursement Arrangements—Pharmacy

Major commercials payors of pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers such as Walgreens, CVS and Wal-Mart have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with pharmacy benefits managers to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DME products directly to patients via online ordering and remote fulfillment. These non-government reimbursements arrangements have had a negative effect on our Pharmacy segment. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arranges will not have an increasingly negative impact on our revenues and profitability in the future.

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

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our subsidiary hospital complies with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our Trace will be able to comply with any new requirements. Neither Trace nor Parkside Ellijay offers an emergency department.

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

Pharmaceutical Distribution

The Pharmacy subsidiary conducts the operations of our Pharmacy segment. In addition to walk-in customers at its retail centers, it distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which our Pharmacy segment delivers or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to the Pharmacy operations of the Pharmacy segment, we believe our Pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Pharmacy operations of the Pharmacy segment, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicaid program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a Healthcare Services or Pharmacy segment operation fails to comply substantially with the numerous federal laws governing such activities, the participation in the Medicare and/or Medicaid programs by the applicable subsidiary or even SunLink generally may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

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

Hospitals continue to be one of the primary focus areas of the Office of the Inspector General (“OIG”) of the United States and other governmental fraud and abuse programs and the OIG has issued and periodically updated compliance program guidance for Hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicare, Medicaid, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. HHS has issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. Compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, CMS has issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Our Healthcare Services and the Pharmacy segment operations each have one or more compliance officers and develops remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

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

Environmental Regulation

We believe our subsidiaries are in substantial compliance with applicable federal, state and local environmental regulations. To date, compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our results of operations, financial condition or competitive position. Similarly, we have not had to make material capital expenditures to comply with such regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of September 25, 2018, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	69
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	59
Byron D. Finn	President—SunLink ScriptsRx, LLC	68

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

The RDA loan at our Trace subsidiary contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The loan is guaranteed by SunLink. If Trace was in non-compliance with a covenant at a measurement date and the lender were to declare an event of default and accelerate the maturity of the indebtedness, either Trace or SunLink under its guarantee could be required to repay such loan in advance of its maturity which could require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could adversely affect our ability to respond to manage our operations and liquidity.

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

General economic conditions.

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

Our subsidiaries are subject to potential claims for professional liability (medical malpractice) in connection with current operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance is maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. However, SunLink currently purchases limited insurance policies to cover discontinued operations exposures and may purchase such additional insurance in the future. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against one of our subsidiaries’ hospitals or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

The success of our Healthcare Services operations depends on the ability of such operations to attract and retain managers, related health care employees and information technology staff as well as on the ability of hospital-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have not had any material difficulties in attracting healthcare facility management; however, if the subsidiaries or corporate staff is unable to attract and retain affective local management, the operating performance could decline.

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

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 83% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended June 30, 2018. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs. Georgia and Mississippi have not expanded Medicaid or set-up exchanges.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 17% of their consolidated net patient revenues for the fiscal year ended June 30, 2018 from private payors and other non-governmental sources who contributed less than 5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

Our Healthcare Services operations face intense competition from other hospitals and nursing centers which directly affect such segment and consolidated revenues and profitability.

Although Trace operates in a community where it is currently the only general, acute care hospital, it faces substantial competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

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

The intense competition from other providers of Healthcare Services directly affects the market share of our subsidiaries’ facilities, as well as their and our revenues and profitability.

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

For hospice patients receiving nursing center care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities could adversely affect the revenues of our skilled nursing facility.

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2018, the operations of our Pharmacy segment derived approximately 61% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 76% of the segment’s cost of goods sold in the fiscal year ended June 30, 2018. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2018, was $3,456. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms. Trace has been able to borrow money through facility based mortgages, each of which is guaranteed by the Company, utilizing USDA Rural Development Authority guaranties, (“RDA Loan”). The Company and its subsidiaries currently must fund working capital needs from cash from operations or from the sale of additional assets, and we cannot assure you that we would be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

If we were to go private, holders of our securities would be subject to the risks of an investment in a private rather than a public company.

From time to time, the Company has considered the advisability of deregistering it common shares under the Exchange Act. In the event the Company were able to deregister its common shares under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private rather than a public company. Upon any such deregistration of our shares, our duty to file periodic reports with the SEC would be suspended for as long as we had fewer than 300 record shareholders, and we would no longer be a public reporting company. In addition, we would be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company were to deregister, SunLink shares would no longer be listed on the NYSE American, LLC stock exchange, and there might not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares would depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act might further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We might also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company. Although the Company is not currently pursuing an effort to deregister our common shares under the Exchange Act, there is no assurance that our Board may not again determine to pursue going private in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (84)	Houston, MS	76,344		February 1, 2001	Owned
Floy Dyer Nursing Home (66)	Houston, MS	32,700		February 1, 2001	Owned
Parkside Ellijay Nursing Home (100)	Ellijay, GA	32,000		February 1, 2001	Owned
Ellijay, GA Hospital (closed)	Ellijay, GA	38,500		February 1, 2001	Owned
Careside Medical Park	Clanton, AL	16,563	(5)	February 1, 2001	Owned
Fulton, MO land	Fulton, MO	11.4 acres		November 2003	Owned
Houston, MS land	Houston, MS	5.3 acres	(1)	February 1, 2001	Owned
Dahlonega land and Medical Office Building	Dahlonega, GA	10,000	(8)	February 1, 2001	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(7)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	4,800	(6)	June 1, 1998	Leased

(1)	This property is currently vacant.
(2)

Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2021 and provides for a renewal of the lease for a five-year term and includes an additional lease, commencing in April 2014, of approximately 2,400 square feet of off-site warehouse space. This lease expired in August 2017 and continues on a month-to-month lease continuation.

(3)	This lease is for store location and warehouse space and expires in October 2020 and provides for renewal of the lease for a five-year term.
(4)	This lease is for store location and warehouse space and expires in December 2018.
(5)	The building is currently vacant except for an office which is rented by an unaffiliated healthcare provider.
(6)	This lease is for office space for corporate staff and Envision. The lease expires in June 2020.
(7)	This lease is for store location in a medical office building and expires in August 2021.
(8)	The property is subject to an existing contract of sale scheduled to close in the second quarter of fiscal 2019.

Item 3.	Legal Proceedings

None.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American, LLC exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2018, there were approximately 324 registered holders of SunLink common shares.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
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

2018—$529; and

2017—$552.

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

If net revenues during fiscal year 2018 were changed by 1%, our 2018 after-tax income from continuing operations would change by approximately $529 or diluted earnings per share of $0.06.

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

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Our provision for bad debts, included in our results of continuing operations for the years ended June 30, was as follows: 2018—$1,212; and 2017—$916	urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.
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

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
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

HEALTHCARE SERVICES SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2018

	Days Outstanding[1]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$815	$22	$13	$5	$3	$0	$28	$886
Medicaid	438	87	43	101	6	12	7	694
Commercial	206	31	33	26	12	8	26	342
Self Pay	7	7	6	5	2	1	4	32

	$1,466	$147	$95	$137	$23	$11	$89	$1,954

1

The above table shows, as of June 30, 2018, net Healthcare Services segment accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

PHARMACY SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2018

	Days Outstanding[2]
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	Total
Medicare	$277	$61	$22	$35	$184	$579
Medicaid	182	154	54	53	87	530
Private insurance and institutions	399	89	47	47	98	680
Other	749	101	40	32	158	1,080

	$1,607	$405	$163	$167	$527	$2,869

2

The above table shows, as of June 30, 2018, net Pharmacy segment accounts receivable aged from the date of sale or services performed and are grouped by classification of verified payer class. The receivables are net of contractual allowances and allowance for doubtful accounts.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. Approximately 97.2% and 98.0% of our revenues during the years ended June 30, 2018 and 2017, respectively, relate to discounted charges. The sources of these revenues were as follows for the year ended June 30, 2018 (as a percentage of total revenues):

Medicare—43.1%;

Medicaid—39.9%; and

Commercial insurance and other sources—17.0%.

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

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
payor specific factors for rate increases and denials.

	Governmental payors	Governmental payors

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

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements for revenues retrospectively increased (decreased) our revenues from continuing operations by the following amounts for the years ended June 30:

2018—$112 and

2017—$193.

	Commercial Insurance	Commercial Insurance

	For most managed care plans, contractual allowances estimated at the time of service are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages: historical	If our overall estimated contractual discount percentage on all of our commercial revenues during 2018 were changed by 1%, our 2018 after-tax income from continuing operations would change by approximately $30. This is only one example of reasonably possible sensitivity

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
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

Intangible assets and accounting for business combinations

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

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Our intangible assets by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:	to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired

	2018	2017	and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumption, including projections of future events and operating performance.
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,043	1,043
Medicare License	669	669

	2,892	2,892
Accumulated amortization	(1,422)	(1,305)

Total	$1,470	$1,587

During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and intangibles. The analysis resulted in a goodwill charge of $461 related to the Pharmacy segment. Additionally, impairment charges of $820 for the Pharmacy segment trade name and $146 for the Pharmacy segment licenses Medicare licenses were recorded. The decline in fair value of the Pharmacy segment below its book value was primarily the result of lower than expected revenues, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention	The reserve for professional and general liability claims is based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial	Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses recorded during a reporting period. In determining loss estimates, professional judgment is used by each actuary by selecting factors that are

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

2018—$1,258; and

2017—$1,321

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2018—$267; and

2017—$363.

Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states, including Georgia, have passed varying forms of tort reform which attempt to limit the number and types of claims and the amount of some medical malpractice awards. If enacted limitations remain in place or if similar laws are passed in the states where our other medical facilities are located, our loss estimates could decrease.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Conversely, liberalization of the number and type of claims and damage awards permitted under any such law applicable to our operations could cause our loss estimates to increase.

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our Statement of Operations and Comprehensive Earnings and Loss. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our net deferred tax asset balance (net of valuation allowance) in our consolidated balance sheets as of June 30 for the following years was as follows:

2018—$0; and

2017—$0.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2018—$8,373; and

2017—$11,120.

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

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s

Our net deferred tax assets were $8,373 at June 30, 2018, excluding the impact of valuation allowances. At June 30, 2018, the Company evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $8,373 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2018, we would incur approximately $0 of additional tax expense for 2018 plus applicable penalties and interest.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2018	2017
Net Revenues—Healthcare Services	$22,705	$22,381
Net Revenues—Pharmacy	30,167	30,907

Total Net Revenues	52,872	53,288
Costs and expenses	(54,887)	(56,435)
Electronic health records incentives	21	64
Impairments	0	(1,427)

Operating Loss	(1,994)	(4,510)
Gain on economics damages claim—net	944	0
Interest Expense	(359)	(635)
Loss on extinguishment of debt—net	(238)	(243)
Gain (Loss) on sale of assets	169	2,917

Loss from continuing operations before income taxes	$(1,478)	$(2,471)

Healthcare Services segment:
Hospital and Nursing Home Admissions	696	573

Hospital and Nursing Home Patient Days	57,825	59,756

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.

Healthcare Services Segment

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	2018	2017
Source
Medicare	43.1%	38.1%
Medicaid	39.9%	41.5%
Managed Care, Private and Other Sources	17.0%	20.4%

	100.0%	100.0%

Healthcare Services net revenues in the current year is composed of two nursing homes, one hospital, a subsidiary which provide information technology services to outside customers and SunLink subsidiaries, three medical office buildings, two of which are leased at June 30, 2018, one closed hospital and 18 acres of unimproved land at three locations. The emergency room and other space at the closed hospital is leased to an outside healthcare provider. Healthcare Services net revenues increased $324 or 1.4% in the year ended June 30, 2018 compared to the year ended June 30, 2017. Medicare and Self-pay net revenues increased this year compared to last year. Medicare increased by 10.4% this year due to increased hospital, nursing home and clinic revenues. Self-pay increased by $205 due increased nursing home and clinic volumes. Medicaid net revenues decreased 6.7% from the prior year due to lower nursing home net revenues which resulted from the higher Medicare nursing home net revenues in fiscal 2018. Healthcare Services net revenues decreased $8,836 or 28.3% for the fiscal year ended June 30, 2017 compared to the prior fiscal year closing of a hospital in June 2016.

Net revenues increased $112 and $193 for the years ended June 30, 2018 and 2017, respectively, from the settlement of prior year Medicare and Medicaid cost reports.

Pharmacy Segment

Net revenues for the year ended June 30, 2018 decreased 2.4% from the prior year due to decreased net revenues from retail and institutional pharmacy. Retail pharmacy revenues decreased 6.9 % and institutional pharmacy revenues (which includes IV and infusion therapy revenues) decreased 3.5 % and while durable medical equipment (DME) revenues increased 2.6% in 2018 as compared to 2017. Retail pharmacy scripts filled decreased 1.1% and institutional scripts decreased 4.3% in 2018 as compared to 2017. DME sales orders decreased 7.1% in 2018 as compared to 2017 but their net revenues increased due to increased payments from commercial and government insurances.

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

Healthcare Services Segment Cost and Expenses

Our Healthcare Services costs and expenses, including depreciation and amortization, were $22,900 and 22,941 for the fiscal years ended June 30, 2018 and 2017, respectively. Costs and expenses as a percentage of net revenues were:

	2018	2017
Salaries, wages and benefits	67.9%	67.6%
Supplies	7.4%	7.7%
Purchased services	6.9%	7.1%
EHR incentive payments	-0.1%	-0.3%
Other operating expenses	14.9%	16.3%
Rent and lease expense	1.0%	0.8%
Depreciation and amortization expense	2.9%	3.4%

All expense categories decreased except salaries, wages and benefits (which increased $319 in fiscal 2018) as a percentage of net revenues for the year ended June 30, 2018 compared to the prior fiscal year. Salaries, wages and benefits increased due to increased nurse contract labor at one nursing home due to increased patient volume.

All expense categories decreased except depreciation and amortization as a percentage of net revenues for the year ended June 30, 2017 compared to the prior fiscal year. Depreciation and amortization expense decreased $136 in fiscal 2017 from fiscal 2016. The $12,579 decrease in fiscal 2017 costs and expenses was due primarily to the closure of one hospital in June 2016 included in the year ended June 30, 2016 results, as well as on-going cost control initiatives.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization and impairment, were $30,286 and $33,049 for the fiscal years ended June 30, 2018 and 2017, respectively.

	2018	2017
Cost of goods sold	61.4%	64.4%
Salaries, wages and benefits	23.5%	23.9%
Provision for bad debts	2.3%	1.4%
Supplies	0.4%	0.4%
Purchased services	3.6%	3.6%
Other operating expenses	4.1%	3.7%
Rent and lease expense	1.1%	1.0%
Depreciation and amortization expense	3.9%	3.7%

Cost of goods sold as a percent of net revenues decreased 3.0% of net revenues in the fiscal year ended June 30, 2018 compared to the prior fiscal year due to favorable sales product mix. Retail and institutional net revenues decreased as a percentage of total segment revenues this year compared to last year while DME net revenues increased. DME products have lower cost of goods sold as a percent of revenues which decreases the overall cost of goods sold as a percent of net revenues. Despite the sales decrease in fiscal 2018 from the comparable period in fiscal 2017, salaries, wages and benefits decreased as a percent of net revenues in fiscal 2018 due to cost reduction measures. Provision for bad debts increased $265 in the fiscal year ended June 30, 2018 compared to prior year due to increased self-pay amounts written off, partly as a result of the January 2018 sale of the Lafayette, LA retail business, amounts due from a Medicaid Managed Care Organization which filed bankruptcy during the year, increased costs to collect self-pay amounts and decreased collections from self-pay customers. Other operating expenses and depreciation and amortization expense increased as a percent of net revenues in fiscal 2018 compared to the prior year due to increase insurance cost, a $35 increase in depreciation and amortization expense resulting primarily as a result of capitalized DME rental purchases and the 2.4% decrease in net revenues in the fiscal year ended June 30, 2018 compared to the prior fiscal year.

Cost of goods sold as a percent of net revenues increased 1.1% of net revenues in the fiscal year ended June 30, 2017 compared to the prior fiscal year due to increased cost of certain generic drugs, and unfavorable sales product mix. Salaries, wages and benefits as a percent of net revenues increased in the fiscal year ended June 30, 2017 as compared to the prior fiscal year primarily due to expansion of services and increased compliance and documentation requirements.

Depreciation and amortization expense as a percent of net revenues increased during the fiscal years ended June 30, 2017 as compared to the prior fiscal year due to increased depreciation expense related to additions and improvements to owned and leased properties. During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $461 related to the Pharmacy segment for fiscal 2017. Additionally, the Company recognized an $820 impairment charge to trade name intangible asset and a $146 impairment to Medicare license intangible asset for the fiscal year ended June 30, 2017 for the Pharmacy segment. The decline in fair value of our Pharmacy segment below its book value was is primarily the result of lower than expected revenue, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

Corporate Overhead Costs and Expenses

Cost and expenses for Corporate Overhead including depreciation and amortization, was $1,677 and $1,804 for the fiscal years ended June 30, 2018 and 2017 respectively. The decreases in the fiscal year ended June 30, 2018 and 2017 from the prior year were due primarily to decreased salaries and legal expense.

Operating Profit (Loss)

Operating losses were $1,994 for the year ended June 30, 2018 and $4,510 for the year ended June 30, 2017. The decreased operating loss in the year ended June 30, 2018 compared to prior fiscal year resulted from reduced operating losses of the Healthcare Services and Pharmacy segments and the non-recurrence of the $1,427 impairment charge from the prior year. The operating loss in the year ended June 30, 2017 decreased $2,013 from the prior fiscal year due to closing of an unprofitable hospital in June 2016.

Gain on economic damages claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain for the year ended June 30, 2018.

Gain on Sale of Assets

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $183 is included in the results for the year ended June 30, 2018.

In December 2016, a subsidiary of the Company sold its medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,804 was reported on the sale. This property was the collateral for the SHPP RDA Loan, which was paid off at the closing of the sale.

Interest Expense-net

Interest expense was $359 and $635 for the years ended June 30, 2018 and 2017, respectively. The decreases in interest expense for the years ended June 30, 2018 and 2017 were due to lower outstanding debt.

Income Taxes

We recorded income tax benefit of $345 ($296 federal tax benefit and $49 state tax benefit) for the year ended June 30, 2018 compared to $512 ($431 federal tax benefit and $81 state tax benefit) for the year ended June 30, 2017.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (“SAB”) 118 on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At June 30, 2018, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $305 would be realized. The AMT credit represents the amount calculated in the Company’s federal income tax return for the year ended June 30, 2017. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $305 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward and is recorded as a long-term tax receivable in the June 30, 2018 balance sheet. However, in accordance with ASC 740, we recognized a valuation allowance of $8,373 against all other net deferred tax asset items at June 30, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2018 that $8,373 of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2018, the Company had approximately $14,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2023 through 2043. With the enactment of TCJA, Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2015 are no longer subject to potential federal and state income tax examination.

Loss from discontinued operations net of income tax expense were $460 for the year ended June 30, 2018 and a gain from discontinued operations net of income taxes incomes was $4,647 for the year ended June 30, 2017. The results of all the businesses in discontinued operations are presented below:

Discontinued Operations—Summary Statement of Earnings Information

	2018	2017
Net Revenues:
Other Sold Hospitals	$82	$423
Chestatee Hospital	0	2,388

	$82	$2,811

Earnings (Loss) Before Income Taxes:
Other Sold Hospitals	$(147)	$304
Chestatee Hospital	(41)	56
Life sciences and engineering	(159)	(149)

Loss before income taxes	(347)	211

Gain (Loss) on Sale:
Chestatee Hospital	(113)	7,265
Other Sold Hospitals	0	0

Gain (Loss) on Sale	(113)	7,265

Income tax expense (benefit)	0	2,829

Earnings (Loss) from discontinued operations	$(460)	$4,647

Net loss for the year ended June 30, 2018 was $1,593 (a loss of $0.19 per fully diluted share) compared to net earnings for the year ended June 30, 2017 was $2,688 ($0.29 per fully diluted share).

Non-GAAP Financial Measures

Adjusted Earnings Before Income Taxes, Interest, Depreciation and Amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service existing debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges we refer to such measurement as “Adjusted EBITDA”, which we report on a company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Hospital Services segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by operations for the years ended June 30, 2018 and 2017, respectively, is shown below.

	2018	2017
Healthcare Services Adjusted EBITDA	$471	$195
Pharmacy Adjusted EBITDA	1,070	440
Corporate Overhead Adjusted EBITDA	(1,677)	(1,804)
Taxes and net interest expense	(14)	(366)
Other non-cash expenses and net changes in operating assets and liabilities	546	(4,075)

Net cash provided by (used in) operations	$396	$(5,610)

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $3,456 at June 30, 2018. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.0% at June 30, 2018) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Management was not aware of any violations with the amended financial covenants at June 30, 2018. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, is guaranteed by the Company and partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

SHPP RDA Loan—On November 6, 2012, SunLink Healthcare Professional Property, LLC, (“SHPP”) a subsidiary of the Company, entered into and closed on a $2,100 term loan dated as of October 31, 2012 (the

“SHPP RDA Loan”) with a bank. On December 16, 2016, SHPP repaid the remaining $1,933 outstanding principal balance of this loan when it sold the collateral for the SHPP RDA Loan, a medical office building located in Ellijay, Georgia. An early repayment penalty of $97 was paid at that date as required by loan terms and $192 of unamortized prepaid loan costs were expensed as of the sale date, both of which were reported as a loss on early repayment of debt of $289 for the year ended June 30, 2017

Carmichael Notes—On April 22, 2008, SunLink Scripts Rx, LLC issued a $3,000 promissory note with an interest rate of 8% to the former owners of Carmichael as part of the acquisition purchase price (the “Carmichael Notes”). Under an agreement dated September 9, 2016, between the Company and the Note holders, the Carmichael Notes balance of $1,508 was paid in full on September 9, 2016 and the accrued interest payable to that date of $46 was forgiven. A gain on retirement of debt of $46 for the year ended June 30, 2017 was reported for the accrued interest forgiveness.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2018 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2018.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$254	$550	$177
2 years	294	427	176
3 years	313	267	158
4 years	333	95	138
5 years	354	1	117
More than 5 years	1,729	0	233

	$3,277	$1,340	$999

Long-term Debt—At June 30, 2018, we had outstanding long-term debt of $3,277 which was incurred under the Trace RDA Loan.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating what impact it will have on its consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same Statement of Operations and Comprehensive Earnings and Loss line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on July 1, 2018. The Company has only one defined benefit plan for pension which is frozen for new participants and the cost of the plan is reported in discontinued operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date (collectively, the “New Revenue Standard” or “ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The Company adopted this ASU on July 1, 2018 and is currently implementing the adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company is in the process of executing the plan of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company is in the process of evaluating the appropriate portfolios to apply in its collectability analysis and consider the impact of applying the new standard when its patient accounts are evaluated in these portfolios. The Company expects this process will be completed in fiscal 2019. The Company has assessed the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospital participates. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state; the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements.

Although the Company is still in the process of its evaluation of the impact of applying the new standard, we expect no impact to the condensed consolidated balance sheets or condensed consolidated statements of cash flows, as such, no pro forma information is provided in the Financial Statements.

As a result of the adoption of the ASC 606 the majority of what was previously presented as bad debt expense under operating expenses will be incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor’s ability to pay will be recorded as bad debt expense. There is no material change expected, related to the adoption of the ASC 606 for the presentation of the Company’s net revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. After July 1, 2018, presentation of prior period results will reflect reclassifications, for comparative purposes, related to the adoption of the ASC 606 for the presentation of the Company’s revenues. This reclassification will have no effect on the reported results of operations.

As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $229 and $541 to the law firm in the fiscal years ended June 30, 2018 and 2017, respectively. Included in the Company’s consolidated balance sheets at June 30, 2018 and 2017 is $10 and $38 of amounts payable to the law firm.

On June 5, 2018, the Company purchased 70,000 common shares from a director of the Company at a price equal to the closing price on that date of the Company’s common shares on the NYSE American Exchange. This purchase was approved on June 1, 2018 by the Executive Committee of the Company’ Board of Directors.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2018, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc. scheduled to be held on November 12, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2018 and 2017.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2018 and 2017.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2018 and 2017.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2018 and 2017.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2018 and 2017.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 65 of this Report
Schedule II Valuation and Qualifying Accounts	At page 66 of this Report

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

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.1d	Certificate of Amendment to Amend and Restate Article Fourth of the Company’s Amended Articles of Incorporation (incorporated by reference from Exhibit 3.1d of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.2	Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.4	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.5*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.6	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.7	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.8	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.9	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.10	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s

Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.11	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.12	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.13	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.14	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.15*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.16	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.17	Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.18	Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.19	Letter Agreement dated June 3, 2016 between Piedmont Mountainside Hospital, Inc., SunLink Healthcare Professional Property, LLC and Southern Health Corporation of Ellijay, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed June 10, 2016) (Commission File No. 161708777)

10.20	Asset Purchase Agreement dated August 19, 2016 between Southern Health Corporation of Dahlonega, Inc. and Durall Capital Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.21	Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.22	Lease Agreement dated July 1, 2016 between SunLink Healthcare Professional Property, LLC and Piedmont Mountainside Hospital, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.23	Purchase Agreement dated November 1, 2016 between Global Medical REIT, Inc. and SunLink Healthcare Professional Property, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed December 22, 2016) (Commission File No. 162066022)

10.24	Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016). (Commission File No. 17609813)

10.25	Fifth Amendment to Loan Agreement, Modification of Note and Waiver dated December 26, 2017 among Southern Health Corporation of Houston, Inc, Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017). (Commission File No. 18613104)

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2018.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr. Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 25, 2018

/s/ Mark J. Stockslager Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 25, 2018

/s/ Steven J. Baileys, D.D.S. Steven J. Baileys, D.D.S.	Director	September 25, 2018

/s/ Karen B. Brenner Karen B. Brenner	Director	September 25, 2018

/s/ Gene E. Burleson Gene E. Burleson	Director	September 25, 2018

/s/ C. Michael Ford C. Michael Ford	Director	September 25, 2018

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	September 25, 2018

/s/ Howard E. Turner Howard E. Turner	Director	September 25, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017 and for each of the years in the two-year period ended June 30, 2018 and have issued our report thereon dated September 25, 2018; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 for each of the years in the two-year period ended June 30, 2018. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 25, 2018

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2018	$522	$509	$—	$(584)	$529
Year Ended June 30, 2017	$2,862	$916	$(1,871)	$(1,355)	$552

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2018	$11,120	$(2,474)	$—	$—	$8,373
Year Ended June 30, 2017	$10,652	$468	$—	$—	$11,120

INDEX TO EXHIBITS

3.1	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1a	Amended Articles of Incorporation of KRUG International Corp. (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 10-K405 for the year ended March 31, 1998). (Commission File No. 98649171)

3.1b	Amended Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.1c	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

3.1d	Certificate of Amendment to Amend and Restate Article Fourth of the Company’s Amended Articles of Incorporation (incorporated by reference from Exhibit 3.1d of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

3.2	Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3	Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February 13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1	Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.2	Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

10.1*	Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of SunLink’s Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*	Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

10.3*	2005 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed September 20, 2006). (Commission File No. 061100389)

10.4	Agreement of Understanding, dated June 28, 2007, between Christopher H. B. Mills and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.2 of the Company’s Report on Form 8-K filed July 16, 2007). (Commission File No. 07982325)

10.5*	Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No. 111108066)

10.6	Mortgage Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.7	Working Capital Loan Agreement dated as of July 5, 2012, by and between Stillwater National Bank and Southern Health Corporation of Houston, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). (Commission File No. 121102676)

10.8	Loan Agreement dated as of October 31, 2012 by and among Pioneer Bank, SSB; SunLink Healthcare Professional Property, LLC; MedCare South, LLC; and SunLink Health Systems, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). (Commission File No. 121203717)

10.9	Amendment and Waiver to Mortgage Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.10	Amendment and Waiver to Working Capital Loan Agreement as of May 14, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). (Commission File No. 13848205)

10.11	Second Amendment and Waiver to Mortgage Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.12	Second Amendment and Waiver to Working Capital Loan Agreement as of June 28, 2013, among Southern Health Corporation of Houston, Inc., MedCare South, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013). (Commission File No. 131119753)

10.13	Third Amendment and Waiver to Mortgage Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.14	Third Amendment and Waiver to Working Capital Loan Agreement as of June 30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.15*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.16	Fourth Amendment effective July 5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.17	Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.18	Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.19	Letter Agreement dated June 3, 2016 between Piedmont Mountainside Hospital, Inc., SunLink Healthcare Professional Property, LLC and Southern Health Corporation of Ellijay, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed June 10, 2016) (Commission File No. 161708777)

10.20	Asset Purchase Agreement dated August 19, 2016 between Southern Health Corporation of Dahlonega, Inc. and Durall Capital Holdings, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.21	Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.22	Lease Agreement dated July 1, 2016 between SunLink Healthcare Professional Property, LLC and Piedmont Mountainside Hospital, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.23	Purchase Agreement dated November 1, 2016 between Global Medical REIT, Inc. and SunLink Healthcare Professional Property, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed December 22, 2016) (Commission File No. 162066022)

10.24	Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016). (Commission File No. 17609813)

10.25	Fifth Amendment to Loan Agreement, Modification of Note and Waiver dated December 26, 2017 among Southern Health Corporation of Houston, Inc, Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017). (Commission File No. 18613104)

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101	The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SunLink Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive earnings and loss, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
September 25, 2018

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND 2017

(All Amounts in thousands)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,456	$10,494
Restricted cash	0	1,000
Receivables—net	4,823	5,906
Inventory	1,894	2,159
Prepaid expenses and other assets	2,937	3,062

Total current assets	13,110	22,621
PROPERTY, PLANT AND EQUIPMENT
Land	902	902
Buildings and improvements	12,895	12,107
Equipment and fixtures	16,198	15,600

	29,995	28,609
Less accumulated depreciation	19,589	18,319

Property, plant and equipment—net	10,406	10,290
NONCURRENT ASSETS:
Intangible assets—net	1,470	1,587
Income tax receivable	305	0
Other noncurrent assets	885	838

Total noncurrent assets	2,660	2,425

TOTAL ASSETS	$26,176	$35,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,239	$1,571
Current maturities of long-term debt, net of debt issuance costs	255	6,710
Accrued payroll and related taxes	1,959	2,098
Due to third party payors	290	658
Other accrued expenses	1,108	1,277

Total current liabilities	4,851	12,314
LONG-TERM LIABILITIES:
Long-term debt, net of debt issuance costs	2,803	0
Noncurrent liability for professional liability risks	996	1,040
Other noncurrent liabilities	340	289

Total long-term liabilities	4,139	1,329

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,347 shares at June 30, 2018 and 9,163 shares at June 30, 2017	3,673	4,581
Additional paid-in capital	10,947	13,103
Retained earnings	2,743	4,336
Accumulated other comprehensive loss	(177)	(327)

Total Shareholders’ Equity	17,186	21,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,176	$35,336

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2018 and 2017

(All amounts in thousands, except per share amounts)

	2018	2017
Operating revenues (net of contractual allowances)	$53,381	$53,766
Less provision for bad debts of Healthcare Services segment	509	478

Net Revenues	52,872	53,288
Costs and expenses:
Cost of goods sold	18,529	19,917
Salaries, wages and benefits	23,551	23,378
Provision for bad debts of Pharmacy segment	703	438
Supplies	1,774	1,844
Purchased services	2,721	2,767
Other operating expenses	5,125	5,616
Rent and lease expense	626	561
Impairments	0	1,427
Depreciation and amortization	1,858	1,914
Electronic Health Records incentive payments	(21)	(64)

Operating loss	(1,994)	(4,510)
Other income (expense):
Gain on economic damages claim, net	944	0
Interest expense	(359)	(635)
Loss on extinguishment of debt—net	(238)	(243)
Gain on sale of assets—net	169	2,917

Loss from continuing operations before income taxes	(1,478)	(2,471)
Income tax benefit	(345)	(512)

Loss from continuing operations	(1,133)	(1,959)
Earnings (loss) from discontinued operations, net of income taxes	(460)	4,647

Net earnings (loss)	(1,593)	2,688
Other comprehensive income	150	93

Comprehensive income (loss)	$(1,443)	$2,781

Earnings (loss) per share:
Continuing operations:
Basic	$(0.14)	$(0.21)

Diluted	$(0.14)	$(0.21)

Discontinued operations:
Basic	$(0.06)	$0.50

Diluted	$(0.06)	$0.50

Net earnings (loss):
Basic	$(0.19)	$0.29

Diluted	$(0.19)	$0.29

Weighted-average common shares outstanding:
Basic	8,283	9,346

Diluted	8,283	9,346

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2016	9,444	$4,722	$13,539	$1,648	$(420)	$19,489
Net earnings	0	0	0	2,688	0	2,688
Minimum pension liability adjustment, net of tax of $58	0	0	0	0	93	93
Share-based compensation	0	0	64	0	0	64
Shares repurchased	(281)	(141)	(500)	0	0	(641)

JUNE 30, 2017	9,163	$4,581	$13,103	$4,336	$(327)	$21,693
Net loss	0	0	0	(1,593)	0	(1,593)
Minimum pension liability adjustment, net of tax of $103	0	0	0	0	150	150
Share-based compensation	0	0	8	0	0	8
Shares repurchased	(1,816)	(908)	(2,164)	0	0	(3,072)

JUNE 30, 2018	7,347	$3,673	$10,947	$2,743	$(177)	$17,186

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(All amounts in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(1,593)	$2,688
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,858	1,987
Share-based compensation	8	64
Impairment	0	1,427
Gain on disposal of property, plant and equipment	(169)	(2,916)
(Gain) loss on sale of Chestatee	113	(7,265)
Change in assets and liabilities:
Receivables	1,083	260
Inventory	154	453
Prepaid expenses and other assets	12	(155)
Accounts payable and accrued expenses	(391)	(3,119)
Deferred income taxes	0	2,321
Third-party payor settlements	(368)	(1,224)
Net activities of discontinued operations	(311)	(131)

Net cash provided by (used in) operating activities	396	(5,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Chestatee	0	14,621
Proceeds from sale of property, plant & equipment	425	5,478
Expenditures for property, plant and equipment—continuing operations	(1,861)	(1,630)

Net cash provided by (used in) investing activities	(1,436)	18,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(3,072)	(641)
Receipt (Deposit) of restricted cash	1,000	(1,000)
Payment of long-term debt – continuing operations	(3,926)	(3,985)

Net cash used in by financing activities	(5,998)	(5,626)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,038)	7,233
CASH AND CASH EQUIVALENTS:
Beginning of year	10,494	3,261

End of year	$3,456	$10,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$0	$134

Interest	$319	$570

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(All amounts in thousands, except per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

•	The Healthcare Services segment, which is composed of:

•	A subsidiary which owns and operates an 84-licensed-bed, acute care hospital, which includes an 18-bed geriatric psychology unit, and a 66-bed nursing home.

•	A subsidiary which owns and operates a 100-bed nursing home. This subsidiary also owns a hospital facility and leases the emergency department to an outside third party.

•	Three subsidiaries which own medical buildings, which are leased to unaffiliated healthcare providers, and adjacent vacant land.

•	A subsidiary which provides information technology (IT) to outside customers and to SunLink subsidiaries

The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services, all of which are conducted in rural markets;

•	Institutional pharmacy services;

Non-institutional Pharmacy Services and

•	Durable medical equipment.

SunLink subsidiaries have conducted the Healthcare Services business since 2001 and the Pharmacy operations since 2008. Our Pharmacy segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary, and is composed of a pharmacy business acquired in April 2008 with four service lines.

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that the publicly traded Company or any particular subsidiary of the Company owns or operates any asset, business or property. The Trace, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc.

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

Net Patient Service Revenue—SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2018, there were no material claims or disputes with third-party payors.

Charity Care—SunLink’s subsidiaries’ hospitals provide care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiaries’ hospitals provided $7 and $0, of charity care in the fiscal years ended June 30, 2018 and 2017, respectively.

Concentrations of Credit Risk—SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 43% and 40% of net revenues for the years ended June 30, 2018 and 2017, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 40% and 43% net revenues for the years ended June 30, 2018 and 2017, respectively. For SunLink’s Healthcare Services segment, Medicare receivables were approximately 45% and 53% of receivables—net at June 30, 2018 and 2017, respectively, while Medicaid receivables were approximately 36% and 24% of receivables—net at June 30, 2018 and 2017, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 19% and 19% of the Pharmacy’s receivables at June 30, 2018 and 2017, respectively, while Medicaid receivables were approximately 18% and 19% of the segments receivable at June 30, 2018 and 2017, respectively. Approximately 63% and 62% of the Pharmacy’s net receivables at June 30, 2018 and 2017, respectively, were private insurance and institutional customers’ receivables. Net revenues for the Pharmacy segment for the fiscal year ended June 30, 2018 and 2017 were approximately 35% and 35% Medicare, respectively, and approximately 26% and 23% Medicaid, respectively.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less when purchased. Cash is deposited with commercial banks and may total amounts greater than the federally insured limits from time to time.

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

Property, Plant, and Equipment—Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,741 and $1,845 for the years ended June 30, 2018 and 2017, respectively.

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

Share-Based Compensation—The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $8 and $64 for the fiscal years ended June 30, 2018 and 2017, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating what impact it will have on its consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same Statement of Operations and Comprehensive Earnings and Loss line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on July 1, 2018. The Company has only one defined benefit plan for pension which is frozen for new participants and the cost of the plan is reported in discontinued operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date (collectively, the “New Revenue Standard” or “ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The Company adopted this ASU on July 1, 2018 and is currently implementing the adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company is in the process of executing the plan of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company is in the process of evaluating the appropriate portfolios to apply in its collectability analysis and consider the impact of applying the new standard when its patient accounts are evaluated in these portfolios. The Company expects this process will be completed in fiscal 2019. The Company has assessed the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospital participates. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state; the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements.

Although the Company is still in the process of its evaluation of the impact of applying the new standard, we expect no impact to the condensed consolidated balance sheets or condensed consolidated statements of cash flows, as such, no pro forma information is provided in the Financial Statements.

As a result of the adoption of the ASC 606 the majority of what was previously presented as bad debt expense under operating expenses will be incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor’s ability to pay will be recorded as bad debt expense. There is no material change expected, related to the adoption of the ASC 606 for the presentation of the Company’s net revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. After July 1, 2018, presentation of prior period results will reflect reclassifications, for comparative purposes, related to the adoption of the ASC 606 for the presentation of the Company’s revenues. This reclassification will have no effect on the reported results of operations.

As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

3. RESTRICTED CASH

Under the Fourth Amendment to the Trace RDA Loan dated January 6, 2017 (see Note 9. Long-Term Debt), a deposit of $1,000 in a blocked interest bearing account was held by the lender. Under the Fifth Amendment to the Trace RDA Loan dated December 26, 2017, the blocked account was eliminated and a prepayment of $3,548 was made on the Trace RDA loan.

4. DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Chestatee Hospital—On August 19, 2016, Southern Health Corporation of Dahlonega, Inc., (“Chestatee”), a wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities of Chestatee Regional Hospital in Dahlonega, Georgia through an asset purchase agreement for $15,000 subject to adjustment for the book value of certain assets and certain liabilities assumed at the sale date. The pre-tax gain on sale of $7,270 is subject to adjustment for various purchase price adjustments. Chestatee retained certain liabilities, including for employee related liabilities and certain Medicare and Medicaid liabilities, relating to the period it owned and operated the hospital. A portion of the net proceeds were used for the repayment of debt. A purchase price adjustment of $328 was due to the Company from the hospital buyer at June 30, 2018 as a post-closing adjustment to the purchase price as confirmed by a binding decision of an independent accountant rendered pursuant to the purchase agreement. The Company sent a letter to the buyer demanding payment of the purchase price adjustment. When payment was not made, on July 2, 2018, the Company filed a complaint in the Superior Court of Cobb County Georgia to collect $348 which included the post-closing adjustment and other items. On July 30, 2018, a settlement was reached with the buyer resulting in the buyer agreeing to pay $380 which included payment of the post-closing adjustment to the purchase price and also transfers the responsibility for the settlement and payments or benefits of any unresolved Medicare and Medicaid cost reports and other government repayments of Chestatee to the buyer. At June 30, 2018, a receivable of $380 is recorded for this settlement, which was received by the Company on August 2, 2018.

Other Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of three hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to December 31, 2014. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2018 and 2017.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2018	2017
Net Revenues:
Other Sold Hospitals	$82	$423
Chestatee Hospital	0	2,388

	$82	$2,811

Earnings (Loss) Before Income Taxes:
Chestatee Hospital	$(41)	$56
Other Sold Hospitals	(147)	304
Life sciences and engineering	(159)	(149)

Earnings (loss) before income taxes	(347)	211

Gain (Loss) on Sale:
Chestatee Hospital	(113)	7,265

Gain (Loss) on Sale	(113)	7,265

Income tax expense (benefit)	0	2,829

Earnings (Loss) from discontinued operations	$(460)	$4,647

5. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from the subsidiaries’ established rates. A summary of the payment arrangements with major third-party payors follows:

Medicare—Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per Diagnosis Related Group. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient non-acute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. Cost reimbursable items are paid at a tentative rate, with final settlement determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediary.

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

The Company’s revenues before provision for doubtful accounts by payor were as follows for the years ended June 30, 2018 and 2017:

	2018	2017
Healthcare Services segment:
Medicare	$9,411	$8,523
Medicaid	8,701	9,289
Self-pay	658	452
Managed Care & Other Insurance	3,048	3,031
Other	1,396	1,564

Revenues before provision for doubtful accounts	23,214	22,859
Provision for doubtful accounts	(509)	(478)

Healthcare Services segment Net Revenues	22,705	22,381
Pharmacy segment Net Revenues	30,167	30,907

Total Net Revenues	$52,872	$53,288

The net revenues of the Pharmacy segment are presented net of contractual adjustments. The provision for bad debts of the Pharmacy segment is presented as a component of operating expenses in the Consolidated Statements of Operations and Comprehensive Earning and Loss.

Summary information for receivables is as follows:

	June 30,
	2018	2017
Patient accounts receivable (net of contractual allowances)	$5,352	$6,458
Less allowance for doubtful accounts	(529)	(552)

Patient accounts receivable—net	$4,823	$5,906

The following is a summary of the activity in the allowance for doubtful accounts for the Healthcare Services segment and the Pharmacy segment for the fiscal years ended June 30, 2018 and 2017:

Fiscal year ended June 30, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing operations	509	0	509
Discontinued operations	0	0	0
Bad debt expense	0	703	703
Accounts written off, net of recoveries	(584)	(651)	(1,235)

Balance at June 30, 2018	$253	$276	$529

Fiscal year ended June 30, 2017	Healthcare Services	Pharmacy	Total
Balance at July 1, 2016	$624	$367	$991
Additions recognized as a reduction to revenues:
Continuing operations	478	0	478
Discontinued operations	0	0	0
Bad debt expense	0	438	438
Accounts written off, net of recoveries	(774)	(581)	(1,355)

Balance at June 30, 2017	$328	$224	$552

Net revenues included an increase of $112 for the year ended June 30, 2018 from the settlement of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $193 for the year ended June 30, 2017 from the settlement of prior year Medicare and Medicaid cost reports.

6. INVENTORY

Inventory consisted of the following:

	June 30,
	2018	2017
Healthcare Services segment, supplies inventory	$195	$229
Pharmacy segment, goods held for sale	1,699	1,930

	$1,894	$2,159

7. IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Goodwill and Intangible Assets—See footnote 8. Goodwill and Intangible Assets for discussion of impairment analysis of Goodwill and Intangible Assets.

Impairment analysis—For the purposes of these analyses, our estimates of fair value are based on a combination of the income approach, which estimates the fair value based on future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. Estimates of future discounted cash flows are based on assumptions and projections we believe to be currently reasonable and supportable. These assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

8. GOODWILL AND INTANGIBLE ASSETS

SunLink’s Pharmacy segment has goodwill and intangible assets related to its Carmichael acquisition, which consists of:

Goodwill:
	June 30,
	2018	2017
Pharmacy segment	$0	$0

Intangible assets :	June 30,
	2018	2017
Pharmacy segment
Trade Name	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623

	2,892	2,892
Accumulated Amortization	(1,422)	(1,305)

Total	$1,470	$1,587

Impairment testing—During the fourth quarter of fiscal 2018, we completed our annual impairment test of certain intangible assets and no impairment was indicated. During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and certain intangible assets. The analysis resulted in a goodwill impairment charge of $461 related to the Pharmacy segment for fiscal 2017. Additionally, the Company recognized an $820 impairment charge to the trade name and a $146 impairment charge to the Medicare license for the fiscal year ended June 30, 2017 for the Pharmacy segment. The decline in fair value of our Pharmacy segment below its book value was primarily the result of lower than expected revenue, gross profit margin and customer growth relative to the assumptions made at the acquisition date.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer Relationships intangible asset are being amortized over 12 years and Medicare License intangible asset are being amortized over 15 years. Amortization expense was $117 for the fiscal year ended June 30, 2018 and $142 for the fiscal year ended June 30, 2017.

Annual amortization of amortizing intangibles for the next five years is as follows:

2019	$117
2020	100
2021	26
2022	26
2023	21

Total	$290

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2018	2017
Trace RDA Loan	$3,277	$7,191
Capital lease obligations and other	0	12

Total	3,277	7,203
Less unamortized debt costs	(219)	(493)
Less current maturities	(255)	(6,710)

	$2,803	$0

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced to $39 per month, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.0% at June 30, 2018) and certain loan covenants were modified. The Modification also included a waiver of covenant violations for the quarters ended June 30 and September 30, 2017. Management was not aware of any violations with the amended financial covenants at June 30, 2018. In connection with the modification and prepayment, an existing deposit of $1,000 in a blocked, interest bearing account with the lender was released. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, is guaranteed by the Company, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Debt Commitments—Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2018.

	Debt	Interest
2019	$254	$177
2020	294	176
2021	313	158
2022	333	138
2023	354	117
2024 and thereafter	1,729	233

Total	$3,277	$999

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans—The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. Options for 0 and 72,000 shares were granted during the fiscal years ended June 30, 2018 and 2017, respectively. No options have been exercised under this plan. Options outstanding under the plan were 300,000 at June 30, 2018. No additional awards may be granted under this Plan.

The 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2005. This plan permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricted the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. Options to purchase 0 and 0 shares were granted during the fiscal years ended June 30, 2018 and 2017, respectively. Options outstanding under this Plan were 351,000 at June 30, 2018. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2016	635,642	$2.07	$0.71 - $8.00
Granted	72,000	1.21	1.21
Forfeited	(27,500)	6.55	6.55

Options outstanding June 30, 2017	680,142	$1.80	$0.71 - $8.00
Granted	0	N/A	N/A
Forfeited	(29,142)	8.00	8.00

Options outstanding June 30, 2018	651,000	$1.52	$0.71 - $2.51

Options exercisable June 30, 2017	620,142	$1.81	$0.71 - $8.00

Options exercisable June 30, 2018	636,000	$1.52	$0.71 - $2.51

The weighted-average fair value of each option granted during the year ended June 30, 2017 was $1.21. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2017: estimated volatility of 87%; risk-free interest rate of 1.30%; dividend yield of 0%; and an expected life of 5 years. The expected life of each stock option grant was determined to be the midpoint between the vesting period and the contractual term of the grants. The estimate of the forfeited options in the compensation expense calculation was determined as the weighted-average forfeitures for the last three years. For the years ended June 30, 2018 and 2017, the Company recognized $8 and $64, respectively, of compensation expense for share options issued. As of June 30, 2018, there was $1 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized during the fiscal year ended June 30, 2019.

Information with respect to stock options outstanding and exercisable at June 30, 2018 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	18,000	5.22	18,000
$1.21	72,000	8.21	72,000
$1.22	210,000	4.18	210,000
$1.49	90,000	6.19	90,000
$1.67	60,000	3.37	60,000
$1.79	75,000	7.20	60,000
$2.09	120,000	3.20	120,000
$2.51	6,000	0.23	6,000

	651,000	4.99	636,000

No options were exercised during the years ended June 30, 2018 and 2017. As of June 30, 2018 and 2017, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $0, respectively.

Common Share Purchase Tender Offers—On November 21, 2017, SunLink commenced a tender offer for the purchase of a portion of its common shares at a price of $1.60 per share (the “Offer”). The offer expired on December 21, 2017 with 3,726 common shares tendered. In accordance with the terms and conditions of the Offer, the Company accepted for payment a total of approximately 1,746 shares at a price of $1.60 per share for a total cost of approximately $2,794, excluding fees and expenses relating to the Offer.

On June 5, 2018, the Company purchased 70 common shares for $1.40 per share, or $98 in total, from a director of the Company at a price equal to the closing price on that date of the Company’s shares on the NYSE American Exchange. This purchase been approved on June 1, 2018 by the Executive Committee of the Company’ Board of Directors.

SunLink purchased 281 of its common shares at a price of $1.50 per share as a result of a tender offer (the “Offer”) which expired February 24, 2017. The aggregate purchase price of the common shares, including expenses of the Offer was $641.

Accumulated Other Comprehensive Loss—Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2016	$(420)	$(420)
Current period change	93	93

June 30, 2017	$(327)	$(327)
Current period change	150	150

June 30, 2018	$(177)	$(177)

11. INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	2018	2017
Current	$0	$54
Deferred	(345)	(566)

Total income tax expense (benefit)	$(345)	$(512)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2018	2017
Net operating loss carryforward	$6,367	$7,751
Depreciation expense	(97)	(255)
Allowances for receivables	111	153
Accrued expenses	617	963
Intangible assets	1,185	2,218
Pension liabilities	132	231
Other	58	59

	8,373	11,120

Less valuation allowance	(8,373)	(11,120)

Net deferred income tax assets	$0	$0

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	2018	2017
Income tax benefit at Federal statutory rate	$(407)	$(840)
Changes in valuation allowance—continuing operations	(2,889)	468
U.S. state income taxes, net of federal benefit	1	(154)
Deferred tax rate changes	2,971	0
Other	(21)	16

Total income tax benefit—continuing operations	$(345)	$(512)

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (“SAB”) 118 on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.

At June 30, 2018, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $305 would be realized. The AMT credit represents the amount calculated in the Company’s federal income tax return for the year ended June 30, 2017. Under TCJA, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $305 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward and is recorded as a long-term tax receivable in the June 30, 2018 balance sheet. However, in accordance with ASC 740, we recognized a valuation allowance of $8,373 against all other net deferred tax asset items at June 30, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2018 that $8,373 of the net deferred tax assets resulting from non-AMT credit carryforwards should have full valuation allowances was the three-year cumulative pre-tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2018, the Company had approximately $14,600 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of

Internal Revenue Code Section 382. These net operating loss carryforwards expire in 2023 through 2043. With the enactment of TCJA, Federal net operating loss carryforwards generated in taxable years ending after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2015 are no longer subject to potential federal and state income tax examination.

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

At June 30, 2018, the plan’s assets were invested 53% in cash and short term investments, 32% in equity investments and 15% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is the possible need for immediate liquidity as participants retire or withdraw from the plan and the returns available in the fixed income markets. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $98, $61, $61, $58, and $69 in pension benefits in the years ending June 30, 2019 through 2023, respectively. The plan expects to pay $455 in pension benefits for the years June 30, 2024 through 2028, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contributions of $100 to the plan during the year ended June 30, 2018 and plans to make a contribution of $100 to the plan for the year ended June 30, 2019.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows:

	2018	2017
Service cost	$0	$0
Interest cost	55	54
Expected return on assets	(36)	(34)
Amortization of prior service cost	125	129
Settlement cost	15	0

Net pension expense	$159	$149

Weighted-average assumptions:
Discount rate	3.80%	3.50%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows:

	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,506	$1,583
Interest cost	55	54
Actuarial (gain)loss	(47)	(53)
Benefits paid	(94)	(78)

Benefit obligation end of year	$1,420	$1,506

Change in Fair Value of Plan Assets:
Beginning fair value	$891	$826
Actual return on plan assets	(2)	3
Employer contribution	100	140
Benefits paid	(94)	(78)

Plan assets at end of year	$895	$891

Funded status of the plans	(525)	(615)
Unrecognized actuarial loss	376	525

Prepaid (accrued) benefit cost	$(149)	$(90)

Amounts Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	(149)	(90)
Accumulated other comprehensive loss*	376	525

Net amount recognized	$(525)	$(615)

*	Accumulated other comprehensive loss represents minimum pension liability adjustments.

Defined Contribution Plan—SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $157 was provided for the fiscal year ended June 30, 2018. A match of $152 was provided for the fiscal year ended June 30, 2017. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2018 and 2017.

13. ECONOMIC DAMAGES

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the results for the year ended June 30, 2018.

14. SALE OF ASSETS

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $183 is included in the results for the year ended June 30, 2018.

In December 2016, a subsidiary sold its medical office building complex, comprised of land and three buildings in Ellijay, GA (“Ellijay MOB”) for $4,900. A gain of $2,804 was reported on the sale. This property was the collateral for the SHPP RDA Loan, which was paid off at the closing of the sale.

15. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 7 years. Rent expense was $626 and $561 for the years ended June 30, 2018 and 2017, respectively. Minimum lease commitments as of June 30, 2018 are as follows:

Fiscal year ending June 30:
2019	$550
2020	427
2021	267
2022	95
2023	1

$1,340

16. SUBSEQUENT EVENTS

On August 27, 2018, the Executive Committee of the Board of Directors of the Company approved the sale of a vacant medical office building and approximately two adjacent acres of undeveloped land for $1,000. The sale is scheduled to close in the second fiscal quarter of 2019. The pre-tax gain on the sale of property is estimated to be approximately $450.

17. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $229 and $541 to the law firm in the fiscal years ended June 30, 2018 and 2017, respectively. Included in the Company’s consolidated balance sheets at June 30, 2018 and 2017 is $10 and $38 of amounts payable to the law firm.

On June 5, 2018, the Company purchased 70 common shares for $1.40 per share, or $98 in total, from a director of the Company at a price equal to the closing price on the date of the Company’s common shares on the NYSE American Exchange. This purchase been approved on June 1, 2018 by the Executive Committee of the Company’ Board of Directors.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). During the current year, the Company modified the approach to certain expense allocations to calculate segment operating profit. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information for the fiscal years ended June 30, 2018 and 2017 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2018
Net Revenues from external customers	$22,705	$30,167	$0	$52,872
Operating loss	(195)	(119)	(1,680)	(1,994)
Depreciation and amortization	666	1,189	3	1,858
Assets	13,991	7,937	4,248	26,176
Expenditures for property, plant and equipment	1,047	814	0	1,861

2017
Net Revenues from external customers	$22,381	$30,907	$0	$53,288
Operating loss	(560)	(2,142)	(1,808)	(4,510)
Depreciation and amortization	755	1,155	4	1,914
Assets	14,659	10,169	10,508	35,336
Expenditures for property, plant and equipment	597	1,033	0	1,630

19. EARNINGS PER SHARE

(Share Amounts in Thousands)

	2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount
Loss from continuing operations	$(1,133)		$(1,959)

Basic:
Weighted-average shares outstanding	8,283	$(0.14)	9,346	$(0.21)

Diluted:
Weighted-average shares outstanding	8,283	$(0.14)	9,346	$(0.21)

Earnings (loss) from discontinued operations	$(460)		$4,647

Basic:
Weighted-average shares outstanding	8,283	$(0.06)	9,346	$0.50

Diluted:
Weighted-average shares outstanding	8,283	$(0.06)	9,346	$0.50

Net Earnings (loss)	$(1,593)		$2,688

Basic:
Weighted-average shares outstanding	8,283	$(0.19)	9,346	$0.29

Diluted:
Weighted-average shares outstanding	8,283	$(0.19)	9,346	$0.29

Weighted-average number of shares outstanding—basic	8,283		9,346

Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0

Weighted-average number of shares outstanding—diluted	8,283		9,346

Share options of 61 and 36 for the years ended June 30, 2018 and 2017 are not included in the computation of diluted earnings per share because their effect would be antidilutive.