Form 10-Q
period 2018-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2018-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Common Shares, without par value, outstanding as of November 13, 2018 was 7,346,814.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2018	June 30,
	(unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,393	$3,456
Receivables - net	4,606	4,823
Inventory	1,905	1,894
Prepaid expense and other assets	2,687	2,937

Total current assets	12,591	13,110
Property, plant and equipment, at cost	30,441	29,995
Less accumulated depreciation	19,967	19,589

Property, plant and equipment - net	10,474	10,406
Noncurrent Assets:
Intangible assets - net	1,441	1,470
Income tax receivable	305	305
Other noncurrent assets	902	885

Total noncurrent assets	2,648	2,660

TOTAL ASSETS	$25,713	$26,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$1,239
Current maturities of long-term debt, net of debt issuance costs	260	255
Accrued payroll and related taxes	2,154	1,959
Due to third party payors	542	290
Other accrued expenses	1,010	1,108

Total current liabilities	5,398	4,851
Long-Term Liabilities
Long-term debt, net of debt issuance costs	2,737	2,803
Noncurrent liability for professional liability risks	941	996
Other noncurrent liabilities	330	340

Total long-term liabilities	4,008	4,139
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,347 shares at September 30, 2018 and at June 30, 2018	3,673	3,673
Additional paid-in capital	10,948	10,947
Retained earnings	1,863	2,743
Accumulated other comprehensive loss	(177)	(177)

Total Shareholders’ Equity	16,307	17,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,713	$26,176

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net revenues	$12,052	13,243
Costs and Expenses
Cost of goods sold	3,917	4,458
Salaries, wages and benefits	5,947	5,764
Supplies	410	425
Purchased services	707	687
Other operating expenses	1,274	1,442
Rent and lease expense	137	154
EHR incentive payments	0	(17)
Depreciation and amortization	418	429

Operating Loss	(758)	(99)
Other Income (Expense):
Gains on sale of assets	2	2
Interest expense, net	(61)	(127)

Loss from Continuing Operations before income taxes	(817)	(224)
Income Tax expense	0	0

Loss from Continuing Operations	(817)	(224)
Loss from Discontinued Operations, net of tax	(63)	(53)

Net Loss	(880)	(277)
Other comprehensive income	0	0

Comprehensive Loss	$(880)	$(277)

Loss Per Share:
Continuing Operations:
Basic	$(0.11)	$(0.02)

Diluted	$(0.11)	$(0.02)

Discontinued Operations:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Net Loss:
Basic	$(0.12)	$(0.03)

Diluted	$(0.12)	$(0.03)

Weighted-Average Common Shares Outstanding:
Basic	7,347	9,163

Diluted	7,347	9,163

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net Cash Provided by Operating Activities	$458	$233
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(456)	(684)
Proceeds from sale of other assets	2	2

Net Cash Used in Investing Activities	(454)	(682)

Cash Flows Used in Financing Activities:
Payments on long-term debt	(67)	(136)

Net Cash Used in Financing Activities	(67)	(136)

Net decrease in Cash and Cash Equivalents	(63)	(585)
Cash and Cash Equivalents Beginning of Period	3,456	10,494

Cash and Cash Equivalents End of Period	$3,393	$9,909

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$55	$111

Income taxes	$0	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2018

(all dollar amounts in thousands except per share amounts)

(unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2018 and for the three month periods ended September 30, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2018 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 25, 2018. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Adoption of Recently Issued Accounting Standards

ASC 606, “Revenue from Contracts with Customers”

Effective July 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance, by applying the full retrospective method for all periods presented. ASC 606 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The adoption of the provisions of ASC 606 had no material impact on the Company’s current or historical financial position, results of operations or cash flows. Additionally, management does not anticipate that the provisions of ASC 606 will have an impact on the amount or timing of when the Company recognizes revenue prospectively. However, in accordance with ASC 606, the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented. The Company’s revenue recognition and accounts receivable policies are more fully described in Note 5.

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

The business strategy of SunLink is to focus its efforts on expanding the services and improving the operations and profitability of its existing Healthcare Services and Pharmacy business while seeking to sell certain of its subsidiaries’ underperforming assets. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses.

The Company has used a portion of the cash proceeds from dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares in tender offers completed in February and December 2017, and to make improvements to its Healthcare Services businesses.

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

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of approximately $935 which will be retained for working capital and general corporate purposes. The pre-tax gain on the sale of property is estimated to be approximately $452 and will be reported in the Company’s fiscal quarter ended December 31, 2018.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2018	2017
Net Revenues:
Sold Hospitals	$(6)	$(12)

	$(6)	$(12)

Earnings (Loss) before income taxes:
Sold Hospitals	$(38)	$(17)
Life sciences and engineering	(25)	(36)

Earnings (Loss) before income taxes	(63)	(53)
Income tax expense	0	0

Earnings (Loss) from discontinued operations	$(63)	$(53)

Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of four hospitals (“Sold Hospitals”) during the period July 2, 2012 to August 31, 2016. The earnings (loss) before income taxes of the Sold Hospitals results primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2018 and 2017.

The components of pension expense for the three months ended September 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended
	September 30,
	2018	2017
Interest Cost	$14	$14
Expected return on assets	(9)	(9)
Amortization of prior service cost	20	31

Net pension expense	$25	$36

SunLink contributed $25 to the plan in the three months ended September 30, 2018 and expects to contribute an additional $75 during the last three fiscal quarter of the fiscal year ending June 30, 2019.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended September 30, 2018 and 2017, the Company recognized $1 and $5, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2018 and 2017, respectively, and the Company does not have any option plans with authorized shares available for grants.

Note 5. – Revenue Recognition and Accounts Receivables

Revenue Recognition

Effective July 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance, by applying the full retrospective method for all periods presented. ASC 606 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The adoption of the provisions of ASC 606 had no material impact on the Company’s current or historical financial position, results of operations or cash flows. Additionally, management does not anticipate that the provisions of ASC 606 will have an impact on the amount or timing of when the Company recognizes revenue prospectively. However, in accordance with ASC 606 the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue is disclosed in Note 12, Financial Information by Segment.

The Company’s service specific revenue recognition policies are as follows:

Healthcare Services

The Company’s revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates, adjusted for estimates for variable consideration, on a per patient, daily basis or as services are performed.

Pharmacy

The Company’s revenue is derived primarily from providing pharmacy services to patients and is recognized on the date services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s financial statements are recorded at the amount expected to be ultimately received from these payors.

Medicare Revenue

Net healthcare services revenue is recorded under the Medicare prospective payment system based on an episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if patient care was unusually costly; (b) a low utilization payment adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) the number of episodes of care provided to a patient, regardless of whether the same provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue is also adjusted for estimates for variable consideration. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed services, the Company also recognizes a portion of revenue associated with services in progress. Services in progress are days of care that begin during the reporting period but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of services in progress at the end of the reporting period, expected Medicare revenue per episode and its estimate of the average percentage complete based on services performed.

Non-Medicare Revenue

The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for service-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, and adjusted for estimates for variable consideration, as applicable.

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated statements of operations and comprehensive earnings (loss). There was no impact to the condensed consolidated balance sheet as of June 30, 2018 or condensed consolidated statements of cash flows for the year ended June 30, 2018 and for the year ended June 30, 2017, respectively. The majority of what was previously presented as bad debt expense of the Pharmacy Segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

There is no material change, related to the adoption of ASC 606, for the presentation of the Company’s Fiscal 2018 revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. What was previously presented as provision for bad debts of Pharmacy segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the “Adjustments” line in the table below. The Condensed Consolidated Statement of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2017 has been restated to reflect the adoption of ASC 606. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.

Revenues for the fiscal quarter ended September 30, 2017 and the fiscal years ended June 30, 2018 and June 30, 2017 are summarized in the following tables:

	Fiscal Quarter Ended	Fiscal Years Ended June 30,
	September 30, 2017	2018	2017
Total Net Revenues	$13,363	$52,872	$53,288
Adjustment for bad debts of Pharmacy segment	(120)	(703)	(438)

Net Revenues	$13,243	$52,169	$52,850

Total Cost of goods sold	$4,458	$18,529	$19,917
Adjustment for bad debts of Pharmacy segment	0	0	0

Cost of goods sold	$4,458	$18,529	$19,917

Total Expenses	$13,462	$54,866	$57,798
Adjustment for bad debts of Pharmacy segment	(120)	(703)	(438)

Total Expenses	$13,342	$54,163	$57,360

Practical Expedients and Exemptions

The Company’s contracts with its patients have an original duration of one year or less, therefore, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

Revenues by payor were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Medicare	$4,520	$5,349
Medicaid	4,274	3,794
Retail and Institutional Pharmacy	1,633	1,686
Managed Care & Other Insurance	1,122	1,891
Self-pay	229	103
Rent	88	88
Other	186	332

Total Net Revenues	$12,052	$13,243

Summary information for accounts receivable is as follows:

	September 30, 2018	June 30, 2018
Accounts receivable (net of contractual allowances)	$5,057	$5,352
Less allowance for concession adjustments	(451)	(529)

Patient accounts receivable - net	$4,606	$4,823

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	34	103	137
Discontinued Operations	(6)	0	(6)
Accounts written off, net of recoveries	(96)	(113)	(209)

Balance at September 30, 2018	$185	$266	$451

Three Months Ended September 30, 2017	Healthcare Services	Pharmacy	Total
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	70	120	190
Discontinued Operations	12	0	12
Accounts written off, net of recoveries	(102)	(152)	(254)

Balance at September 30, 2017	$308	$192	$500

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	September 30, 2018	June 30, 2018
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	1,180	1,180
Customer Relationships	1,089	1,089
Medicare License	623	623

	2,892	2,892
Accumulated Amortization	(1,451)	(1,422)

Net Intangibles	$1,441	$1,470

Amortization expense was $29 and $29 for the three months ended September 30, 2018 and 2017, respectively.

Note 7. –Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2018	June 30, 2018
Trace RDA Loan	$3,210	$3,277
Less unamortized debt issuance costs	(213)	(219)
Less current maturities	(260)	(255)

Long-term Debt	$2,737	$2,803

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.25% at September 30, 2018) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at September 30, 2018. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, is guaranteed by the Company, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Note 8. – Income Taxes

Income tax expense of $0 ($0 federal expense and state tax expense) and income tax expense of $0 ($0 federal expense and $0 state tax expense) was recorded for continuing operations for the three months ended September 30, 2018 and 2017, respectively.

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

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company will end in the second quarter of fiscal 2019.

At September 30, 2018, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,610 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2018 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2018, the Company had approximately $16,100 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however with the enactment of the Tax Cut and Jobs Act (“TCJA”) on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

Note 9. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$260	$557	$179
2 years	301	417	178
3 years	321	229	158
4 years	341	63	137
5+ years	1,987	5	325

	$3,210	$1,271	$977

Note 10. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $76 and $65 for legal services to this law firm in the three months ended September 30, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2018 and June 30, 2018 is $65 and $10, respectively, of amounts payable to this law firm.

Note 11. – Subsequent Events

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of approximately $935 which will be retained for working capital and general corporate purposes. The pre-tax gain on the sale of property is estimated to be approximately $452 and will be reported in the Company’s fiscal quarter ended December 31, 2018.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of September 30, 2018 and 2017 and for the three months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended September 30, 2018,
Net revenues from external customers	$5,536	$6,516	$0	$12,052
Operating profit (loss)	(247)	(57)	(454)	(758)
Depreciation and amortization	162	256	0	418
Assets	13,451	8,067	4,195	25,713
Expenditures for property, plant and equipment	187	269	0	456
As of and for the three months ended September 30, 2017
Net revenues from external customers	$5,654	$7,589	$0	$13,243
Operating profit (loss)	(57)	423	(465)	(99)
Depreciation and amortization	158	270	1	429
Assets	14,576	9,614	11,212	35,402
Expenditures for property, plant and equipment	476	208	0	684

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout item 2, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Trace, Parkside Ellijay, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

•	changes in accounting principles generally accepted in the U.S.; and

•	fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business;

•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;

•	timeliness and amount of reimbursement payments received under government programs;

•	changes in interest rates under lending agreements and other indebtedness;

•	the ability or inability to refinance or pay principal on existing indebtedness and existing or potential defaults under existing indebtedness;

•	restrictions imposed by existing or future lending agreements or other indebtedness;

•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, fiduciary and other liability insurance;

•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;

•

the impact on hospital services of the treatment of patients in lower acuity healthcare settings, whether with drug therapy or in alternative healthcare settings, such as surgery centers or urgent care centers;

•	changes in medical and other technology;

•	changes in estimates of self-insurance claims and reserves;

•	changes in prices of materials and services utilized in our Healthcare Facilities and Pharmacy segments;

•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware;

•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment; and

•	the restrictions, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit providers, drug manufacturers, and distributors.

Liabilities, Claims, Obligations and Other Matters

•

claims under leases, guarantees, disposition agreements, and other obligations relating to asset sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;

•	claims for product and environmental liabilities from continuing and discontinued operations;

•	professional, general, and other claims which may be asserted against us; and

•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;

•	Federal and state insurance exchanges and their rules relating to reimbursement terms;

•	the decision by states in which we operate our remaining hospital (Mississippi) and two remaining nursing homes (Georgia and Mississippi) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;

•

changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments);

•

changes in or failure to comply with Federal, state or local laws and regulations and enforcement interpretations of such laws and regulations affecting our Healthcare Services and Pharmacy Segments; and

•

the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming facilities and business segments;

•	the availability of cash and the terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and

•	competition in the market for acquisitions of hospitals, nursing homes, pharmacy facilities, and healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations and expanding the services and profitability of its existing Healthcare Services and Pharmacy businesses. The Company is investing in upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses, while seeking to sell certain of its subsidiaries’ underperforming assets.

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

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for $410. A pre-tax gain on the sale of the assets of $183 was included in the results for the fiscal year ended June 30, 2018. On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of approximately $935 which will be retained for working capital and general corporate purposes. The pre-tax gain on the sale of property is estimated to be approximately $450 and will be reported in the Company’s fiscal quarter ending December 31, 2018.

A subsidiary of the Company has received an indication of interest to purchase one of the Company’s nursing homes for approximately $7,300 and, on August 29, 2018, entered into a non-binding letter of intent (“LOI”) and exclusivity agreement with a potential buyer. The non-binding LOI provides that any transaction will be subject to various terms and conditions to be negotiated, including reaching agreement on a contract, satisfactory due diligence and other matters. Accordingly there can be no assurance that a transaction will be completed on any terms or at any specific price.

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

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended
	September 30,
	2018	2017	% Change
Net Revenues - Healthcare Services	$5,536	$5,654	-2.1%
Net Revenues - Pharmacy	6,516	7,589	-14.1%

Total Net Revenues	12,052	13,243	-9.0%
Costs and expenses	(12,810)	(13,342)	-4.0%

Operating profit (loss)	(758)	(99)	665.7%
Interest expense - net	(61)	(127)	-52.0%
Gain (Loss) on sale of assets	2	2	NA

Earnings (Loss) from continuing operations before income taxes	$(817)	$(224)	264.7%

Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	151	166	-9.0%
Hospital and Nursing Patient Days	14,838	14,745	0.6%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
Source:
Medicare	37.1%	43.2%
Medicaid	48.0%	40.2%
Managed Care Insurance & Other	10.6%	13.4%
Self-pay	4.3%	3.2%

	100.0%	100.0%

The Healthcare Services segment in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, two leased medical office buildings, and unimproved land at three locations. Healthcare Services net revenues decreased $118, or 2%, for the three months ended September 30, 2018 compared to the prior year period. The decrease in net revenues this year resulted from decreased hospital and IT services net revenues which were only partially offset by increased nursing home net revenues. Hospital patient days decreased 7 % while nursing home resident days increased 2% this year compared to the prior year. There were no prior years’ Medicare cost report settlements for the three months ended September 30, 2018 and 2017.

Pharmacy Segment Net Revenues

Pharmacy segment net revenues for the three months ended September 30, 2018 decreased $1,073, or 14%, from the three months ended September 30, 2017. The decrease was a result of a 14% decrease in Retail Pharmacy net revenues, a 13% decrease in Institutional Pharmacy net revenues and a 19% decrease in Durable Medical Equipment (“DME”) net revenues. The decrease in Retail Pharmacy net revenues is primarily due to the sale of a retail pharmacy operation in early January 2018. On a same store comparison, Retail Pharmacy net revenues increased 3%. Average net revenue per Pharmacy script decreased 3% this year compared to last year. The Institutional Pharmacy decrease was due primarily to the loss of one large institutional customer and a significant reduction of products sold to another institutional customer due to the change in a federally funded reimbursement program. DME net revenues decreased this year compared to the prior year due to $391 of DME revenues last year from the 21st Century Cures Act which did not recur in the current quarter and due to the elimination of certain unprofitable DME products this year.

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $5,783 and $5,711 for the three months ended September 30, 2018 and 2017, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2018	2017
Salaries, wages and benefits	72.2%	67.6%
Supplies	6.8%	7.0%
Purchased services	8.0%	6.7%
Other operating expenses	13.5%	16.2%
Rent and lease expense	1.0%	1.0%
Depreciation and amortization expense	2.9%	2.8%

Salaries, wages and benefits increased as a percent of net revenue for the three months ended September 30, 2018 compared to last year due to increased contract labor and average salaries paid due to local labor shortages and related local labor market competition. Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $6,573 and $7,166 for the three months ended September 30, 2018 and 2017, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2018	2017
Cost of goods sold	60.1%	58.8%
Salaries, wages and benefits	26.6%	22.8%
Supplies	0.5%	0.4%
Purchased services	3.9%	3.9%
Other operating expenses	4.6%	4.1%
Rent and lease expense	1.3%	1.0%
Depreciation and amortization expense	3.9%	3.6%

Cost of goods sold as a percent of net revenues increased in the three month period ended September 30, 2018 as compared to the comparable period of the prior year due to changes in sales product mix and increases in the cost of certain drugs. Salaries, wages and benefits(‘SWB”) and other operating expenses increased as a percent of net revenues in the three month period ended September 30, 2018 as compared to the comparable period of the prior year due to the lower sales in this year’s first fiscal quarter. Actual SWB and other operating expenses decreased from the prior year due to the January 2018 sale of a retail pharmacy location.

Operating Profit and Loss

The Company reported an operating loss of $758 for the three months ended September 30, 2018 compared to an operating loss of $99 for the three months ended September 30, 2017. The operating loss for the three months ended September 30, 2018 compared to the operating loss for the prior year’s three month period was a result of decreased operating profit of both the Healthcare Facilities and Pharmacy segments due to their lower net revenues and the higher SWB cost of the Healthcare Facilities segment.

Interest Expense

Interest expense was $61 and $127 for the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense resulted from lower debt outstanding in the current fiscal year, primarily because debt was reduced $3,926 last fiscal year with no additional debt undertaken.

Income Taxes

Income tax expense of $0 ($0 federal expense and state tax expense) and income tax expense of $0 ($0 federal expense and $0 state tax expense) was recorded for continuing operations for the three months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,610 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company will end in the second quarter of fiscal 2019.

The principal negative evidence that led us to determine at September 30, 2018 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2018, the Company had approximately $16,100 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however with the enactment of the Tax Cut and Jobs Act (“TCJA”) on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $817 for the three months ended September 30, 2018 as compared to a loss from continuing operations after income tax of $224 for the three months ended September 30, 2017. The increased loss from continuing operations for the three months period ended September 30, 2018 as compared to the loss from continuing operations for the three month period last year resulted from the lower net revenues this year.

Net Loss

The net loss for the three months ended September 30, 2018 was $880 (or a loss of $0.12 per fully diluted share) as compared to a net loss of $277 (or a loss of $0.03 per fully diluted share) for the three months ended September 30, 2017.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Services segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash used in operations for the three and nine months ended September 30, 2018 and 2017, respectively, is shown below.

	Three Months Ended
	September 30,
	2018	2017
Healthcare Services Adjusted EBITDA	$(85)	$101
Pharmacy Adjusted EBITDA	199	693
Corporate overhead costs	(454)	(465)
Taxes and interest expense	(61)	(127)
Other non-cash expenses and net change in operating assets and liabilities	859	31

Net cash provided by operations	$458	$233

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $3,393 at September 30, 2018. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan—Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.25% at September 30, 2018) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at September 30, 2018. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, is guaranteed by the Company, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$260	$557	$179
2 years	301	417	178
3 years	321	229	158
4 years	341	63	137
5+ years	1,987	5	325

	$3,210	$1,271	$977

At September 30, 2018, we had outstanding long-term debt of $3,210 under the Trace RDA Loan.

Discontinued Operations

Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of four hospitals (“Sold Hospitals”) during the period July 2, 2012 to August 31, 2016. The earnings (loss) before income taxes of the Sold Hospitals result primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment—SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2018 and 2017.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $76 and $65 for legal services to this law firm in the three months ended September 30, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2018 and June 30, 2018 is $65 and $10, respectively, of amounts payable to this law firm.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2018 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Rep ort on Form 10-K for the year ended June 30, 2018. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2018