Form 10-Q
period 2018-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2019-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Common Shares, without par value, outstanding as of February 13, 2019 was 6,986,855 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2018	June 30,
	(unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,326	$3,456
Receivables - net	5,508	4,823
Inventory	1,953	1,894
Prepaid expense and other assets	2,407	2,937
Total current assets	13,194	13,110
Property, plant and equipment, at cost	30,110	29,995
Less accumulated depreciation	20,107	19,589
Property, plant and equipment - net	10,003	10,406
Noncurrent Assets:
Intangible assets - net	1,412	1,470
Income tax receivable	305	305
Other noncurrent assets	812	885
Total noncurrent assets	2,529	2,660
TOTAL ASSETS	$25,726	$26,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,526	$1,239
Current maturities of long-term debt, net of debt issuance costs	292	255
Accrued payroll and related taxes	1,914	1,959
Due to third party payors	642	290
Other accrued expenses	1,304	1,108
Total current liabilities	5,678	4,851
Long-Term Liabilities
Long-term debt, net of debt issuance costs	2,815	2,803
Noncurrent liability for professional liability risks	779	996
Other noncurrent liabilities	221	340
Total long-term liabilities	3,815	4,139
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,987 shares at December 31, 2018 and 7,347 shares at June 30, 2018	3,493	3,673
Additional paid-in capital	10,749	10,947
Retained earnings	2,168	2,743
Accumulated other comprehensive loss	(177)	(177)
Total Shareholders’ Equity	16,233	17,186
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,726	$26,176

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenues	$14,223	13,790	26,275	27,033
Costs and Expenses
Cost of goods sold	5,255	5,092	9,172	9,550
Salaries, wages and benefits	5,985	5,888	11,932	11,652
Supplies	459	488	869	913
Purchased services	722	662	1,429	1,349
Other operating expenses	1,239	1,145	2,513	2,587
Rent and lease expense	169	160	306	314
EHR incentive payments	0	(4)	0	(21)
Depreciation and amortization	431	439	849	868
Operating Loss	(37)	(80)	(795)	(179)
Other Income (Expense):
Gains (Losses) on sale of assets	452	(4)	454	(2)
Gain on economic damages claim, net	0	944	0	944
Loss on extinguishment of debt	0	(238)	0	(238)
Interest expense, net	(61)	(119)	(122)	(246)
Earnings (Loss) from Continuing Operations before income taxes	354	503	(463)	279
Income Tax Benefit	0	(296)	0	(296)
Earnings (Loss) from Continuing Operations	354	799	(463)	575
Loss from Discontinued Operations, net of tax	(49)	(73)	(112)	(126)
Net Earnings (Loss)	305	726	(575)	449
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$305	$726	$(575)	$449
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.05	$0.09	$(0.06)	$0.06
Diluted	$0.05	$0.09	$(0.06)	$0.06
Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net Earnings (Loss):
Basic	$0.04	$0.08	$(0.08)	$0.05
Diluted	$0.04	$0.08	$(0.08)	$0.05
Weighted-Average Common Shares Outstanding:
Basic	7,271	8,688	7,309	9,125
Diluted	7,278	8,758	7,309	9,196

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Net Cash Provided by Operating Activities	$144	$265
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(694)	(1,072)
Proceeds from sale of other assets	937	2
Net Cash Provided by (Used) in Investing Activities	243	(1,070)
Cash Flows Used in Financing Activities:
Payments on long-term debt	(138)	(3,784)
Repurchase of common shares	(379)	(2,946)
Net Cash Used in Financing Activities	(517)	(6,730)
Net Decrease in Cash and Cash Equivalents	(130)	(7,535)
Cash and Cash Equivalents Beginning of Period	3,456	10,494
Cash and Cash Equivalents End of Period	$3,326	$2,959
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$109	$218
Income taxes	$0	$0
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$176	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2018 and for the three and six month periods ended December 31, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2018 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 25, 2018. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The adoption of the provisions of ASC 606 had no material impact on the Company’s current or historical financial position, results of operations or cash flows. Additionally, management does not anticipate that the provisions of ASC 606 will have a material impact on the amount or timing of when the Company recognizes revenue prospectively. However, in accordance with ASC 606, the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented. The Company’s revenue recognition and accounts receivable policies are more fully described in Note 5.

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

The business strategy of SunLink is to focus its efforts on improving the operations and expanding the services and profitability of its existing Healthcare Services and Pharmacy businesses while seeking to sell certain of its subsidiaries’ underperforming assets. The Company is also investing in certain upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares, including in tender offers completed in February and December 2017, and open market repurchases of its common shares, and to make improvements to its Healthcare Services businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to prepay debts, return capital to shareholders including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services and Pharmacy businesses and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

The Company has repurchased 359,959  common shares pursuant to a stock repurchase program announced on November 29, 2018, which authorizes the repurchase of a total of 750,000 common shares.

          A subsidiary of the Company has received an indication of interest to purchase one of the Company’s nursing homes for approximately $7,300 and, on August 29, 2018, entered into a non-binding letter of intent (“LOI”) and exclusivity agreement with a potential buyer. The non-binding LOI provides that any transaction will be subject to various terms and conditions (which are currently being negotiated), including reaching final agreement on a contract, satisfactory due diligence and other matters. The Company believes it more likely than not given the present state of negotiations that the transaction will be consummated in the third fiscal quarter at or about the $7,300 offered price but a number of issues remain to be resolved. Accordingly, there can be no assurance that a transaction will in fact be completed on any terms or at any specific price.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net Revenues:
Sold Hospitals	$7	$6	$13	$(6)
	$7	$6	$13	$(6)
Loss before income taxes:
Sold Hospitals	$(25)	$(37)	$(63)	$(54)
Life sciences and engineering	(24)	(36)	(49)	(72)
Loss before income taxes	(49)	(73)	(112)	(126)
Income tax expense	0	0	0	0
Loss from discontinued operations	$(49)	$(73)	$(112)	$(126)

Sold Hospitals –  The loss before income taxes of the Sold Hospitals results primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2018 and 2017, respectively.

The components of pension expense for the three and six months ended December 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest Cost	$14	$14	$28	$28
Expected return on assets	(9)	(9)	(18)	(18)
Amortization of prior service cost	19	31	39	62
Net pension expense	$24	$36	$49	$72

SunLink contributed $53 to the plan in the six months ended December 31, 2018 and expects to contribute an additional $55 during the last two fiscal quarters of the fiscal year ending June 30, 2019.

Note 4. – Shareholders’ Equity

Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the Program.  As of December 31, 2018, a total of 359,959 shares had been repurchased at a cost of $372, excluding fees and expensing relating to the offer. Additional shares of 390,041 remain authorized to be repurchased. The chart below shows by month the total share repurchased and average price per share paid for the Program as of December 31, 2018.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Stock-Based Compensation – For the three months ended December 31, 2018 and 2017, the Company recognized $0 and $1, respectively, in stock based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2018 and 2017, the Company recognized $1 and $6, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option pricing model. There were no share options granted under the 2011 Director Stock Option Plan during the three and six months ended December 31, 2018 and 2017, respectively, and the Company does not have any option plans with authorized shares available for grants.

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

The adoption of the provisions of ASC 606 had no material impact on the Company’s current or historical financial position, results of operations or cash flows. Additionally, management does not anticipate that the provisions of ASC 606 will have a material impact on the amount or timing of when the Company recognizes revenue prospectively. However, in accordance with ASC 606 the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue is disclosed in Note 13, Financial Information by Segment.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated statements of operations and comprehensive earnings (loss). There was no impact to the condensed consolidated balance sheet as of June 30, 2018 or condensed consolidated statements of cash flows for the year ended June 30, 2018 and for the year ended June 30, 2017, respectively. The majority of which was previously presented as bad debt expense of the Pharmacy Segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

There is no material change, related to the adoption of ASC 606, for the presentation of the Company’s Fiscal 2018 revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. What was previously presented as provision for bad debts of Pharmacy segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the “Adjustments” line in the table below. The Condensed Consolidated Statement of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2017 has been restated to reflect the adoption of ASC 606. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.

Revenues for the six months ended December 31, 2017 and the fiscal years ended June 30, 2018 and June 30, 2017 are summarized in the following tables:

	Six Months Ended	Fiscal Years Ended June 30,
	December 31, 2017	2018	2017
Total Net Revenues	$27,241	$52,872	$53,288
Adjustment for bad debts of Pharmacy segment	(208)	(703)	(438)
Net Revenues	$27,033	$52,169	$52,850
Total Cost of goods sold	$9,550	$18,529	$19,917
Adjustment for bad debts of Pharmacy segment	0	0	0
Cost of goods sold	$9,550	$18,529	$19,917
Total Expenses	$27,420	$54,866	$57,798
Adjustment for bad debts of Pharmacy segment	(208)	(703)	(438)
Total Expenses	$27,212	$54,163	$57,360

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

Revenues by payor were as follows for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Medicare	$3,886	$5,237	8,406	10,586
Medicaid	6,335	4,242	10,609	8,036
Retail and Institutional Pharmacy	1,642	1,757	3,275	3,443
Managed Care & Other Insurance	1,749	2,074	2,871	3,965
Self-pay	319	108	548	211
Rent	92	88	180	176
Other	200	284	386	616
Total Net Revenues	$14,223	$13,790	$26,275	$27,033

Summary information for accounts receivable is as follows:

	December 31, 2018	June 30, 2018
Accounts receivable (net of contractual allowances)	$5,967	$5,352
Less allowance for concession adjustments	(459)	(529)
Patient accounts receivable - net	$5,508	$4,823

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three and six months ended December 31, 2018 and 2017:

Three Months Ended December 31, 2018	Healthcare Services	Pharmacy	Total
Balance at October 1, 2018	$185	$266	$451
Additions recognized as a reduction to revenues:
Continuing Operations	118	96	214
Discontinued Operations	(7)	0	(7)
Accounts written off, net of recoveries	(65)	(134)	(199)
Balance at December 31, 2018	$231	$228	$459

Six Months Ended December 31, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	152	199	351
Discontinued Operations	(13)	0	(13)
Accounts written off, net of recoveries	(161)	(247)	(408)
Balance at December 31, 2018	$231	$228	$459

Three Months Ended December 31, 2017	Healthcare Services	Pharmacy	Total
Balance at October 31, 2017	$308	$192	$500
Additions recognized as a reduction to revenues:
Continuing Operations	160	88	248
Discontinued Operations	(6)	0	(6)
Accounts written off, net of recoveries	(136)	(61)	(197)
Balance at December 31, 2017	$326	$219	$545

Six Months Ended December 31, 2017	Healthcare Services	Pharmacy	Total
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	230	208	438
Discontinued Operations	6	0	6
Accounts written off, net of recoveries	(238)	(213)	(451)
Balance at December 31, 2017	$326	$219	$545

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31, 2018	June 30, 2018
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,480)	(1,422)
Net Intangibles	$1,412	$1,470

Amortization expense was $29 and $29 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense was $58 and $58 for the six months ended December 31, 2018 and 2017, respectively

Note 7. –Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2018	June 30, 2018
Trace RDA Loan	$3,141	$3,277
Capital Lease	174	0
Less unamortized debt issuance costs	(208)	(219)
Less current maturities	(292)	(255)
Long-term Debt	$2,815	$2,803

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.5% at December 31, 2018) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at December 31, 2018. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Note 8. – Income Taxes

Income tax expense of $0 ($0 federal expense and state tax expense) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the three months ended December 31, 2018 and 2017, respectively. Income tax expense of $0 ($0 federal expense and state tax expense) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the six months ended December 31, 2018 and 2017, respectively.

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ending in the second quarter of fiscal 2019.

At December 31, 2018, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,513 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2018 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31 2018, the Company had approximately $16,300 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

We recorded a discrete net tax benefit of $0 during the twelve months ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the three months ended December 31, 2017 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. No changes were recorded to this provisional estimate during the six months ended December 31, 2018. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA for the second quarter ended fiscal 2019.  While the final amount of tax benefit related to the AMT Credit valuation allowance removal may be adjusted due to the final June 30, 2018 tax return filing, the final impact is not expected to be material.

Note 9. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$292	$558	$193
2 years	335	383	190
3 years	359	197	167
4 years	383	27	142
5+ years	1,946	3	309
	$3,315	$1,168	$1,001

Note 10. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $59 and $125 for legal services to this law firm in the three months ended December 31, 2018 and 2017, respectively. The Company expensed an aggregate of $135 and $190 for legal services to this law firm in the six months ended December 31, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2018 and June 30, 2018 is $21 and $10, respectively, of amounts payable to this law firm.

Note 11. – Asset Sale

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s fiscal quarter ended December 31, 2018.

Note 12. – Economic Damages Claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010.  In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2017.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2018 and 2017 and for the three and six months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2018,
Net revenues from external customers	$6,153	$8,070	$0	$14,223
Operating profit (loss)	421	61	(519)	(37)
Depreciation and amortization	164	266	1	431
Assets	13,069	8,605	4,052	25,726
Expenditures for property, plant and equipment	65	173	0	238
As of and for the three months ended December 31, 2017
Net revenues from external customers	$5,722	$8,068	$0	$13,790
Operating profit (loss)	61	229	(370)	(80)
Depreciation and amortization	160	278	1	439
Assets	14,348	10,752	3,558	28,658
Expenditures for property, plant and equipment	337	51	0	388
As of and for the six months ended December 31, 2018,
Net revenues from external customers	$11,689	$14,586	$0	$26,275
Operating profit (loss)	174	4	(973)	(795)
Depreciation and amortization	326	522	1	849
Assets	13,069	8,605	4,052	25,726
Expenditures for property, plant and equipment	252	442	0	694
As of and for the six months ended December 31, 2017
Net revenues from external customers	$11,376	$15,657	$0	$27,033
Operating profit (loss)	4	652	(835)	(179)
Depreciation and amortization	318	548	2	868
Assets	14,348	10,752	3,558	28,658
Expenditures for property, plant and equipment	813	259	0	1,072

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout item 2, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations and expanding the services and profitability of its existing Healthcare Services and Pharmacy businesses. While seeking to sell certain of its subsidiaries, the Company is also investing in certain upgrades and improvements to certain of its Healthcare Services and Pharmacy businesses.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares, including in tender offers completed in February and December 2017 and open market repurchases of its common shares, and to make improvements to its Healthcare Services businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to prepay debts, return capital to shareholders including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services and Pharmacy businesses and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for $410. A pre-tax gain on the sale of the assets of $183 was included in the results for the fiscal year ended June 30, 2018. On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the Company’s fiscal quarter ended December 31, 2018.

A subsidiary of the Company has received an indication of interest to purchase one of the Company’s nursing homes for approximately $7,300 and, on August 29, 2018, entered into a non-binding letter of intent (“LOI”) and exclusivity agreement with a potential buyer. The non-binding LOI provides that any transaction will be subject to various terms and conditions (which are currently being negotiated), including reaching final agreement on a contract, satisfactory due diligence and other matters. The Company believes it more likely than not given the present state of negotiations that the transaction will be consummated in the third fiscal quarter at or about the $7,300 offered price but a number of issues remain to be resolved. Accordingly, there can be no assurance that a transaction will in fact be completed on any terms or at any specific price.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2018 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;
•	Revenue recognition / Net Patient Service Revenues;
•	Goodwill, intangible assets and accounting for business combinations;
•	Professional and general liability claims; and
•	Accounting for income taxes

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2018	2017	% Change	2018	2017	% Change
Net Revenues - Healthcare Services	$6,153	$5,722	7.5%	$11,689	$11,376	2.8%
Net Revenues - Pharmacy	8,070	8,068	0.0%	14,586	15,657	(6.8)%
Total Net Revenues	14,223	13,790	3.1%	26,275	27,033	(2.8)%
Costs and expenses	(14,260)	(13,870)	2.8%	(27,070)	(27,212)	(0.5)%
Operating loss	(37)	(80)	(53.8)%	(795)	(179)	344.1%
Interest expense - net	(61)	(119)	(48.7)%	(122)	(246)	(50.4)%
Gain on economic damages claim, net	0	944	NA	0	944	NA
Loss on extinguishment of debt	0	(238)	NA	0	(238)	NA
Gain (Loss) on sale of assets	452	(4)	NA	454	(2)	NA
Earnings (Loss) from continuing operations before income taxes	$354	$503	(29.6)%	$(463)	$279	(265.9)%
Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	160	156	2.6%	311	322	(3.4)%
Hospital and Nursing Patient Days	15,679	14,128	11.0%	30,517	28,873	5.7%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Source:
Medicare	44.0%	40.6%	40.8%	40.3%
Medicaid	40.3%	35.7%	43.9%	36.5%
Managed Care Insurance & Other	10.3%	19.1%	10.4%	19.4%
Self-pay	5.4%	4.6%	4.9%	3.8%
	100.0%	100.0%	100.0%	100.0%

The Healthcare Services segment in the current year is composed of two nursing homes, one hospital, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, two leased medical office buildings, and unimproved land. Healthcare Services net revenues increased $431, or 8%, for the three months ended December 31, 2018 compared to the prior year period. The increase in net revenues for the second fiscal quarter this year resulted from increased hospital and nursing home net revenues which were only partially offset by decreased IT services net revenues. Hospital patient days increased 14 % while nursing home resident days increased 11% this year’s second fiscal quarter compared to the prior year. There were negative $40 prior years’ Medicare and Medicaid cost report settlements for the three months ended December 31, 2018 compared to positive $264 prior years’ Medicare and Medicaid cost report settlements for the three months ended December 31, 2017.

Healthcare Services net revenues increased $313, or 3%, for the six months ended December 31, 2018 compared to the prior year period. The increase in net revenues for the six months ended December 31, 2018 resulted from increased nursing home net revenues, which were only partially offset by decreased hospital and IT services net revenues. Hospital patient days increased 2 % while nursing home resident days increased 6% this year’s first six months of the current fiscal year compared to the same period last fiscal year. There were negative $40 prior years’ Medicare and Medicaid cost report settlements for the six months ended December 31, 2018 compared to positive $264 prior years’ Medicare and Medicaid cost report settlements for the six months ended December 31, 2017.

Pharmacy Segment Net Revenues

Pharmacy segment net revenues for the three months ended December 31, 2018 increased $2 from the three months ended December 31, 2018. The relatively unchanged net revenues included a 6% increase in Institutional Pharmacy offset by a 10% decrease in Retail Pharmacy net revenues and a 1% decrease in Durable Medical Equipment (“DME”) net revenues. The decrease in Retail Pharmacy net revenues is primarily due to the sale of a retail pharmacy operation in early January 2018. On a same store comparison, Retail Pharmacy net revenues increased 9%. The Institutional Pharmacy increase was due primarily to a 12% increase in scripts filled this year.

Pharmacy segment net revenues for the six months ended December 31, 2018 decreased $1,071 from the six months ended December 31, 2017. The decrease in net revenues included a 3% decrease in Institutional Pharmacy, a 12% decrease in Retail Pharmacy net revenues and an 8% decrease in Durable Medical Equipment (“DME”) net revenues. The decrease in Retail Pharmacy net revenues is primarily due to the sale of a retail pharmacy operation in early January 2018. On a same store comparison, Retail Pharmacy net revenues increased 5%. The Institutional Pharmacy decrease was due primarily to the loss of one large institutional customer and a significant reduction of products sold to another institutional customer due to the change in a federally funded reimbursement program. DME net revenues decreased this year compared to the prior year due to $391of DME revenues last year from the 21st Century Cures Act which did not recur in the current quarter and due to the elimination of certain unprofitable DME products this year.

Healthcare Services Segment Cost and Expenses

Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $5,724 and $5,661 for the three months ended December 31, 2018 and 2017, respectively and $11,507 and $11,372 for the six months ended December 31, 2018 and 2017, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Salaries, wages and benefits	64.3%	68.5%	68.1%	68.0%
Supplies	7.0%	8.0%	6.9%	7.5%
Purchased services	7.0%	6.7%	7.4%	6.7%
Other operating expenses	11.2%	11.9%	12.3%	14.1%
Rent and lease expense	0.9%	1.0%	0.9%	1.0%
Depreciation and amortization expense	2.7%	2.8%	2.8%	2.8%

Salaries, wages and benefits decreased as a percent of net revenue for the three months ended December 31, 2018 compared to same period last fiscal year due to decreased workers compensation claims expense.  Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital. All other expense categories decreased as a percentage of net revenues due to the higher net revenues this year.

For the six months ended December 31, 2018, purchased services expenses increased this year as a percent of net revenue primarily due to the addition of a contracted new service line at a hospital. Salaries, wage and benefits expense increased in the six months ended December 31, 2018 compared to last year’s six month period due to increased contract labor and average salaries due to local labor shortages and related local labor market competition.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $8,013 and $7,839 for the three months ended December 31, 2018 and 2017, respectively. Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $14,586 and $15,005 for the six months ended December 31, 2018 and 2017, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of goods sold	65.2%	63.1%	62.9%	61.0%
Salaries, wages and benefits	22.9%	22.1%	24.6%	22.4%
Supplies	0.4%	0.4%	0.4%	0.4%
Purchased services	3.4%	3.3%	3.6%	3.6%
Other operating expenses	4.0%	3.7%	4.3%	3.9%
Rent and lease expense	1.0%	1.1%	1.1%	1.1%
Depreciation and amortization expense	3.3%	3.5%	3.6%	3.5%

Cost of goods sold as a percent of net revenues increased in the three and six month periods ended December 31, 2018 as compared to the comparable periods of the prior year due to changes in sales product mix and increases in the cost of certain drugs. The 7% decrease in net revenues for the six months period ended December 31, 2018 compared to same period the prior year resulted in the increased cost as a percentage of net revenue this year.

Operating Loss

The Company reported an operating loss of $37 for the three months ended December 31, 2018 compared to an operating loss of $80 for the three months ended December 31, 2017. The reduced operating loss for the three months ended December 31, 2018 compared to the operating loss for the prior year’s three month period was a result of increased operating profit of the Healthcare Services segment which resulted from their increase in net revenues this year.

The Company reported an operating loss of $795 for the six months ended December 31, 2018 compared to an operating loss of $179 for the six months ended December 31, 2017. The higher operating loss for the six month period this year compared to the same period for the prior year was a result of decreased operating profit for both the Healthcare Services and Pharmacy segments.

Asset Sales

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452.

Economic Damages Claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010.  In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. The net settlements  are recognized as a gain in the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)  for the three and six months ended December 31, 2017.

Interest Expense

Interest expense was $61 and $119 for the three months ended December 31, 2018 and 2017, and $122 and $246 for the six months ended December 31, 2018, respectively. The decrease in interest expense resulted from lower debt outstanding in the current fiscal year, primarily because debt was reduced $3,926 last fiscal year.

Income Taxes

Income tax expense of $0 ($0 federal expense and state tax expense) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the three months ended December 31, 2018 and 2017, respectively. Income tax expense of $0 ($0 federal expense and state tax expense) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the six months ended December 31, 2018 and 2017, respectively.

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ending in the second quarter of fiscal 2019.

At December 31, 2018, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,513 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2018. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2018 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31 2018, the Company had approximately $16,300 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

We recorded a discrete net tax benefit of $0 during the twelve months ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the three months ended December 31, 2017 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. No changes were recorded to this provisional estimate during the six months ended December 31, 2018. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA for the second quarter ended fiscal 2019.  While the final amount of tax benefit related to the AMT Credit valuation allowance removal may be adjusted due to the final June 30, 2018 tax return filing, the final impact is not expected to be material.

Earnings (Loss) from Continuing Operations after Income Taxes

Earnings from continuing operations after income tax was $354 for the three months ended December 31, 2018 as compared to earnings from continuing operations after income tax of $799 for the three months ended December 31, 2017. Loss from continuing operations after income tax was $463 for the six months ended December 31, 2018 as compared to earnings from continuing operations after income tax of $575 for the six months ended December 31, 2017. The decreased earnings from continuing operations for the three and six month periods ended December 31, 2018 as compared to earnings from continuing operations for the same periods last year resulted from the non-reoccurrence of the gain on economic damages claim this year.

Net Earnings (Loss)

Net earnings for the three months ended December 31, 2018 was $305 ($0.05 per fully diluted share) as compared to net earnings of $726 ($0.08 per fully diluted share) for the three months ended December 31, 2017. The net loss for the six months ended December 31, 2018 was $575 (a loss of $0.08 per fully diluted share) as compared to a net earnings of $449 ($0.05 per fully diluted share) for the six months ended December 31, 2017.

Adjusted earnings before income taxes, interest, depreciation and amortization

Earnings before income taxes, interest, depreciation and amortization (“EBITDA”) represent the sum of income before income taxes, interest, depreciation and amortization. We understand that certain industry analysts and investors generally consider EBITDA to be one measure of the liquidity of a company, and it is presented to assist analysts and investors in analyzing the ability of a company to generate cash, service debt and meet capital requirements. We believe increased EBITDA is an indicator of improved ability to service debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as a measure of operating performance or to cash liquidity. Because EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other corporations. Where we adjust EBITDA for non-cash charges, we refer to such measurement as “Adjusted EBITDA”, which we report on a Company wide basis. Non-cash adjustments in Adjusted EBITDA are not intended to be identified or characterized in any respect, as “non-recurring, infrequent or unusual,” if we believe such charge is reasonably likely to recur within two years, or if there was a similar charge (or gain) within the prior two years. Where we report Adjusted EBITDA, we typically also report Healthcare Services segment Adjusted EBITDA and Pharmacy segment Adjusted EBITDA which is the EBITDA for the applicable segments without any allocation of corporate overhead, which we report as a separate line item, without gains on sales of businesses and without any allocation of the non-cash adjustments, which we also report as a separate line item in Adjusted EBITDA. Net cash provided by (used in) operations for the three and six months ended December 31, 2018 and 2017, respectively, is shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Healthcare Services Adjusted EBITDA	$585	$221	$500	$322
Pharmacy Adjusted EBITDA	327	507	526	1,200
Corporate overhead costs	(518)	(369)	(972)	(833)
Taxes and interest expense	(61)	(61)	(122)	(188)
Other non-cash expenses and net change in operating assets and liabilities	(647)	(266)	212	(236)
Net cash provided by (used in) operations	$(314)	$32	$144	$265

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $3,326 at December 31, 2018. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.5% at December 31, 2018) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at December 31, 2018. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2018 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$292	$558	$193
2 years	335	383	190
3 years	359	197	167
4 years	383	27	142
5+ years	1,946	3	309
	$3,315	$1,168	$1,001

At December 31, 2018, we had outstanding long-term debt of $3,315 consisting of $3,141 under the Trace RDA Loan and $174 of capital lease debt.

Discontinued Operations

Sold Hospitals – Subsidiaries of the Company sold substantially all of the assets of four hospitals (“Sold Hospitals”) during the period July 2, 2012 to August 31, 2016. The loss before income taxes of the Sold Hospitals result primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2018 and 2017, respectively.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $59 and $125 for legal services to this law firm in the three months ended December 31, 2018 and 2017, respectively. The Company expensed an aggregate of $135 and $190 for legal services to this law firm in the six months ended December 31, 2018 and 2017, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2018 and June 30, 2018 is $21 and $10, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 14, 2019