Form 10-Q
period 2019-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2019-05-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Title of each class Trading Symbol(s) Name of each exchange on which registered Symbol(s)

  Common     SSYNYSE American

The number of Common Shares, without par value, outstanding as of May 13, 2019 was 6,986,855 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2019	June 30,
	(unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,160	$3,456
Receivables - net	5,251	4,823
Inventory	2,003	1,854
Current assets held for sale	0	40
Prepaid expense and other assets	2,664	2,937
Total current assets	19,078	13,110
Property, plant and equipment, at cost	20,154	19,867
Less accumulated depreciation	14,666	13,971
Property, plant and equipment - net	5,488	5,896
Noncurrent Assets:
Intangible assets - net	1,383	1,470
Income tax receivable	305	305
Noncurrent assets held for sale	0	4,510
Other noncurrent assets	806	885
Total noncurrent assets	2,494	7,170
TOTAL ASSETS	$27,060	$26,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,527	$1,239
Current maturities of long-term debt, net of debt issuance costs	319	255
Accrued payroll and related taxes	2,148	1,959
Due to third party payors	275	290
Other accrued expenses	1,771	1,108
Total current liabilities	6,040	4,851
Long-Term Liabilities
Long-term debt, net of debt issuance costs	2,739	2,803
Noncurrent liability for professional liability risks	774	996
Other noncurrent liabilities	236	340
Total long-term liabilities	3,749	4,139
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,987 shares at March 31, 2019 and 7,347 shares at June 30, 2018	3,493	3,673
Additional paid-in capital	10,745	10,947
Retained earnings	3,210	2,743
Accumulated other comprehensive loss	(177)	(177)
Total Shareholders’ Equity	17,271	17,186
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,060	$26,176

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenues	$12,361	11,333	34,719	34,990
Costs and Expenses
Cost of goods sold	5,539	5,073	14,711	14,623
Salaries, wages and benefits	4,931	4,806	14,225	14,068
Supplies	329	327	942	958
Purchased services	663	532	1,817	1,599
Other operating expenses	865	778	2,858	2,702
Rent and lease expense	155	154	458	463
EHR incentive payments	0	0	0	(21)
Depreciation and amortization	367	383	1,056	1,096
Operating Loss	(488)	(720)	(1,348)	(498)
Other Income (Expense):
Gains on sale of assets	0	183	454	181
Gain on economic damages claim, net	0	0	0	944
Loss on extinguishment of debt	0	0	0	(238)
Interest expense, net	(63)	(56)	(185)	(302)
Earnings (Loss) from Continuing Operations before income taxes	(551)	(593)	(1,079)	87
Income Tax Benefit	(226)	0	(226)	(296)
Earnings (Loss) from Continuing Operations	(325)	(593)	(853)	383
Earnings (Loss) from Discontinued Operations, net of tax	1,367	5	1,320	(522)
Net Earnings (Loss)	1,042	(588)	467	(139)
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$1,042	$(588)	$467	$(139)
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.05)	$(0.08)	$(0.12)	$0.04
Diluted	$(0.05)	$(0.08)	$(0.12)	$0.04
Discontinued Operations:
Basic	$0.20	$0.00	$0.18	$(0.06)
Diluted	$0.20	$0.00	$0.18	$(0.06)
Net Earnings (Loss):
Basic	$0.15	$(0.08)	$0.06	$(0.02)
Diluted	$0.15	$(0.08)	$0.06	$(0.02)
Weighted-Average Common Shares Outstanding:
Basic	6,987	7,417	7,203	8,564
Diluted	6,987	7,417	7,203	8,632

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Net Cash Used in Operating Activities	$(517)	$(33)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(867)	(813)
Expenditures for property, plant and equipment - discontinued operations	(172)	(689)
Proceeds from sale of Parkside	6,899	0
Proceeds from sale of other assets	937	412
Net Cash Provided by (Used) in Investing Activities	6,797	(1,090)
Cash Flows Provided by (Used in) Financing Activities:
Payments on long-term debt	(193)	(3,856)
Repurchase of common shares	(383)	(2,974)
Restricted cash deposit released	0	1,000
Net Cash Used in Financing Activities	(576)	(5,830)
Net Increase (Decrease) in Cash and Cash Equivalents	5,704	(6,953)
Cash and Cash Equivalents Beginning of Period	3,456	10,494
Cash and Cash Equivalents End of Period	$9,160	$3,541
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$168	$269
Income taxes	$0	$0
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$176	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2019

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2019 and for the three and nine month periods ended March 31, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2018 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 25, 2018. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses that provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84- bed community hospital and a 66- bed nursing home in Mississippi, an IT service company based in Georgia, and healthcare facilities, which are leased to third parties. Our Pharmacy segment subsidiary operates a pharmacy business in Louisiana with four service lines.

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses while seeking to sell certain of its underperforming subsidiaries’ assets.

On March 17, 2019, a subsidiary of the Company completed the sale of a nursing home and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale was $2,136, which is also subject to adjustment for the book value of certain assets and liabilities on the sale date.

Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares, including in tender offers completed in February and December 2017, and open market repurchases of its common shares in December 2018, and to make improvements to its Healthcare Services businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to, among other things,  prepay debts, return capital to shareholders including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services and Pharmacy businesses and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

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

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Revenues:
Parkside	$1,723	$1,846	$5,640	$5,223
Sold Hospitals	3	77	15	71
	$1,726	$1,923	$5,655	$5,294
Loss before income taxes:
Parkside	$(185)	$(10)	$(121)	$(411)
Sold Hospitals	(126)	54	(188)	6
Life sciences and engineering	(25)	(36)	(74)	(108)
Earnings (Loss) from operations before income taxes	(336)	8	(383)	(513)
Gain (Loss) on sale of businesses	2,136	(3)	2,136	(9)
Income tax expense	433	0	433	0
Earnings (Loss) from discontinued operations	$1,367	$5	$1,320	$(522)

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale is $2,136, which is also subject to adjustment for the book value of certain assets and liabilities on the sale date. The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – The loss before income taxes of the Sold Hospitals results primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2019 and 2018, respectively.

The components of pension expense for the three and nine months ended March 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest Cost	$14	$14	$42	$42
Expected return on assets	(9)	(9)	(27)	(27)
Amortization of prior service cost	20	31	59	93
Net pension expense	$25	$36	$74	$108

SunLink contributed $80 to the plan in the nine months ended March 31, 2019 and expects to contribute an additional $28 during the last fiscal quarter of the fiscal year ending June 30, 2019.

Note 4. – Shareholders’ Equity

Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the Program.  As of March 31, 2019, a total of 359,959 shares had been repurchased at a cost of $372, excluding fees and expensing relating to the offer. Additional shares of 390,041 remain authorized to be repurchased. The chart below shows by month the total share repurchased and average price per share paid for the Program as of March 31, 2019.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Stock-Based Compensation – For the three months ended March 31, 2019 and 2018, the Company recognized $0 and $1, respectively, in stock based compensation for options issued to employees and directors of the Company. For the nine months ended March 31, 2019 and 2018, the Company recognized $1 and $7, respectively, in stock based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were no share options granted under the 2011 Director Stock Option Plan during the three and nine months ended March 31, 2019 and 2018, respectively, and the Company has 50,000 shares available for grants under the 2011 Director Stock Option Plan.

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

There is no material change, related to the adoption of ASC 606, for the presentation of the Company’s Fiscal 2018 revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. What was previously presented as provision for bad debts of Pharmacy segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the “Adjustments” line in the table below. The Condensed Consolidated Statement of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2017 have been restated to reflect the adoption of ASC 606. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.

Revenues for the nine months ended March 31, 2018 and the fiscal year ended June 30, 2018 are summarized in the following tables:

	Nine Months Ended	Fiscal Years Ended June 30,
	March 31, 2018	2018
Total Net Revenues	$35,435	$45,912
Adjustment for bad debts of Pharmacy segment	(445)	(703)
Net Revenues	$34,990	$45,209
Total Cost of goods sold	$14,623	$18,529
Adjustment for bad debts of Pharmacy segment	0	0
Cost of goods sold	$14,623	$18,529
Total Expenses	$35,933	$45,492
Adjustment for bad debts of Pharmacy segment	(445)	(703)
Total Expenses	$35,488	$44,789

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

Revenues by payor were as follows for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Medicare	$5,934	$4,337	13,517	14,139
Medicaid	2,743	3,539	10,890	9,744
Retail and Institutional Pharmacy	1,698	1,609	4,973	5,052
Managed Care & Other Insurance	1,871	1,707	4,743	5,394
Self-pay	65	104	449	526
Rent	22	21	52	48
Other	28	16	95	87
Total Net Revenues	$12,361	$11,333	$34,719	$34,990

Summary information for accounts receivable is as follows:

	March 31, 2019	June 30, 2018
Accounts receivable (net of contractual allowances)	$5,717	$5,352
Less allowance for concession adjustments	(466)	(529)
Patient accounts receivable - net	$5,251	$4,823

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three and nine months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Healthcare Services	Pharmacy	Total
Balance at January 1, 2019	$231	$228	$459
Additions recognized as a reduction to revenues:
Continuing Operations	106	140	246
Discontinued Operations	15	0	15
Accounts written off, net of recoveries	(87)	(167)	(254)
Balance at March 31, 2019	$265	$201	$466

Nine Months Ended March 31, 2019	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	236	339	575
Discontinued Operations	23	0	23
Accounts written off, net of recoveries	(247)	(414)	(661)
Balance at March 31, 2019	$265	$201	$466

Three Months Ended March 31, 2018	Healthcare Services	Pharmacy	Total
Balance at January 1, 2018	$326	$219	$545
Additions recognized as a reduction to revenues:
Continuing Operations	117	237	354
Discontinued Operations	12	0	12
Accounts written off, net of recoveries	(82)	(260)	(342)
Balance at March 31, 2018	$373	$196	$569

Nine months Ended March 31, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing Operations	371	445	816
Discontinued Operations	(6)	0	(6)
Accounts written off, net of recoveries	(320)	(473)	(793)
Balance at March 31, 2018	$373	$196	$569

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	March 31, 2019	June 30, 2018
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,509)	(1,422)
Net Intangibles	$1,383	$1,470

Amortization expense was $29 and $29 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense was $87 and $87 for the nine months ended March 31, 2019 and 2018, respectively.

Note 7. –Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2019	June 30, 2018
Trace RDA Loan	$3,093	$3,277
Capital Lease	166	0
Less unamortized debt issuance costs	(201)	(219)
Less current maturities	(319)	(255)
Long-term Debt	$2,739	$2,803

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%  , (6.5% at March 31, 2019) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at March 31, 2019. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Note 8. – Income Taxes

Income tax benefit of $226 ($189 federal benefit and $37 state tax  benefit) and income tax expense of $0 ($0 federal tax expense and state tax expense) was recorded for continuing operations for the three months ended March 31, 2019 and 2018, respectively. Income tax benefit of $226 ($189 federal benefit and $37 state tax benefit) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the nine months ended March 31, 2019 and 2018, respectively.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ended in the second quarter of fiscal 2019.

At March 31, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,113 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2019, the Company had approximately $14,900 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

    We recorded a discrete net tax benefit of $0 during the twelve months ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the nine months ended March 31, 2018 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. The final amount of AMT Credit valuation allowance release at June 30, 2018 was $305 due to adjustments made from the final June 30, 2017 tax return filing during the fourth quarter ended fiscal 2018.  We also recorded an additional $40 of tax benefit at June 30, 2018 unrelated to the remeasurement of U. S. deferred tax assets and liabilities. No changes were recorded to this provisional estimate during the nine months ended March 31, 2019. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA for the second quarter ended fiscal 2019.

Note 9. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2019 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$319	$491	$206
2 years	341	295	184
3 years	365	87	161
4 years	389	7	136
5+ years	1,845	0	278
	$3,259	$880	$965

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters relating to prior assets sales.

Note 10. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $117 and $25 for legal services to this law firm in the three months ended March 31, 2019 and 2018, respectively. The Company expensed an aggregate of $252 and $215 for legal services to this law firm in the nine months ended March 31, 2019 and 2018, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2019 and June 30, 2018 is $48 and $10, respectively, of amounts payable to this law firm.

Note 11. – Asset Sale

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the Company’s nine months ended March 31, 2019.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2019 and 2018 and for the three and nine months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2019,
Net revenues from external customers	$3,966	$8,395	$0	$12,361
Operating profit (loss)	(61)	65	(492)	(488)
Depreciation and amortization	82	284	1	367
Assets	8,758	8,519	9,783	27,060
Expenditures for property, plant and equipment	(23)	246	0	223
As of and for the three months ended March 31, 2018,
Net revenues from external customers	$3,810	$7,523	$0	$11,333
Operating profit (loss)	$124	$(367)	$(477)	(720)
Depreciation and amortization	86	297	0	383
Assets	14,394	9,104	4,293	27,791
Expenditures for property, plant and equipment	15	263	0	278
As of and for the nine months ended March 31, 2019,
Net revenues from external customers	$11,738	$22,981	$0	$34,719
Operating profit (loss)	48	69	(1,465)	(1,348)
Depreciation and amortization	248	806	2	1,056
Assets	8,758	8,519	9,783	27,060
Expenditures for property, plant and equipment	179	688	0	867
As of and for the nine months ended March 31, 2018,
Net revenues from external customers	$11,810	$23,180	$0	$34,990
Operating profit (loss)	530	285	(1,313)	(498)
Depreciation and amortization	249	845	2	1,096
Assets	14,394	9,104	4,293	27,791
Expenditures for property, plant and equipment	291	522	0	813

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout item 2, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

•	potential adverse consequences of known and unknown government investigations;
•	claims for product and environmental liabilities from continuing and discontinued operations;
•	professional, general, and other claims which may be asserted against us; and
•	natural disasters and weather-related events such as earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;
•	Federal and state insurance exchanges and their rules relating to reimbursement terms;
•	the decision by states in which we operate our remaining hospital (Mississippi) and remaining nursing home (Mississippi) to not expand Medicaid;
•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;
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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses while seeking to sell certain of its subsidiaries’ underperforming assets.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, and to repurchase common shares, including in tender offers completed in February and December 2017 and open market repurchases of its common shares in December 2018, and to make improvements to its Healthcare Services businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to, among other things, prepay debts, return capital to shareholders including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services and Pharmacy businesses and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, and the Company has engaged advisors to assist it in evaluating the possible sale of its Pharmacy business lines.

On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale was $2,136, which is also subject to adjustment for the book value of certain assets and liabilities on the sale date. The net proceeds of the sale was retained for working capital and general corporate purposes.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for $410. A pre-tax gain on the sale of the assets of $183 was included in the results for the fiscal year ended June 30, 2018. On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the Company’s nine months ended March 31, 2018.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2018 Annual Report on Form 10-K and continue to include the following areas:

•	Receivables – net and provision for doubtful accounts;
•	Revenue recognition / Net Patient Service Revenues;
•	Goodwill, intangible assets and accounting for business combinations;
•	Professional and general liability claims; and
•	Accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2019	2018	% Change	2019	2018	% Change
Net Revenues - Healthcare Services	$3,966	$3,810	4.1%	$11,738	$11,810	(0.6)%
Net Revenues - Pharmacy	8,395	7,523	11.6%	22,981	23,180	(0.9)%
Total Net Revenues	12,361	11,333	9.1%	34,719	34,990	(0.8)%
Costs and expenses	(12,849)	(12,053)	6.6%	(36,067)	(35,488)	1.6%
Operating loss	(488)	(720)	(32.2)%	(1,348)	(498)	170.7%
Interest expense - net	(63)	(56)	12.5%	(185)	(302)	(38.7)%
Gain on economic damages claim, net	0	0	NA	0	944	NA
Loss on extinguishment of debt	0	0	NA	0	(238)	NA
Gain on sale of assets	0	183	NA	454	181	150.8%
Earnings (Loss) from continuing operations before income taxes	$(551)	$(593)	(7.1)%	$(1,079)	$87	(1340.2)%
Healthcare Facilities Segment:
Hospital and Nursing Home Admissions	132	140	(5.7)%	375	384	(2.3)%
Hospital and Nursing Patient Days	6,367	5,933	7.3%	20,189	19,030	6.1%

Results of Operations

Healthcare Services Segment Net Revenues

The following table sets forth the percentage of net patient revenues from major payors for the Healthcare Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Source:
Medicare	49.8%	51.8%	49.8%	51.2%
Medicaid	34.7%	31.8%	33.5%	31.6%
Managed Care Insurance & Other	15.7%	16.3%	15.7%	15.9%
Self-pay	(0.2)%	0.1%	1.0%	1.3%
	100.0%	100.0%	100.0%	100.0%

The Healthcare Services segment in the current year is composed of one hospital, one nursing home, a subsidiary which provides information technology (“IT”) services to outside customers and SunLink subsidiaries, a leased medical office building and unimproved land. Healthcare Services net revenues increased $156, or 4%, for the three months ended March 31, 2019 compared to the prior year period. The increase in net revenues for the third fiscal quarter this year resulted from increased hospital and nursing home net revenues that were only partially offset by decreased IT services net revenues. Hospital patient days increased 5 % while nursing home resident days increased 8% in this this year’s third fiscal quarter compared to the prior year. There were no prior years’ Medicare and Medicaid cost report settlements for the three months ended March 31, 2019 compared to negative $73 prior years’ Medicare and Medicaid cost report settlements for the three months ended March 31, 2018.

Healthcare Services net revenues decreased $72, or 1%, for the nine months ended March 31, 2019 compared to the prior year period. The decrease in net revenues for the nine months ended March 31, 2019 resulted from decreased IT services net revenues only partially offset by increased hospital and nursing home net revenues. Hospital patient days increased 3 % while nursing home resident days increased 7% in this year’s first nine months of the current fiscal year compared to the same period last fiscal year. There were negative $15 prior years’ Medicare and Medicaid cost report settlements for the nine months ended March 31, 2019 compared to negative $15 prior years’ Medicare and Medicaid cost report settlements for the nine months ended March 31, 2018.

Pharmacy Segment Net Revenues

Pharmacy segment net revenues for the three months ended March 31, 2019 increased $872, or 12% from the three months ended March 31, 2018. The increased net revenues included a 17% increase in Institutional Pharmacy and 13% increase in Durable Medical Equipment (“DME”) net revenues offset by a 2% decrease in Retail Pharmacy net revenues. The Institutional Pharmacy increase was due primarily to a 19% increase in scripts filled this year which includes a 16% increase in injectable drugs.

Pharmacy segment net revenues for the nine months ended March 31, 2019 decreased $199 from the nine months ended March 31, 2018. The decrease in net revenues included a 9% decrease in Retail Pharmacy net revenues and a 2% decrease in Durable Medical Equipment (“DME”) net revenues, partially offset by a 4% increase in Institutional Pharmacy.  The decrease in Retail Pharmacy net revenues is primarily due to the sale of a retail pharmacy operation in early January 2018. On a same store comparison, Retail Pharmacy net revenues increased 4%. The Institutional Pharmacy net revenues increased due to an 11% increase in scripts filled this year. DME net revenues decreased this year compared to the prior year due to $391of DME revenues last year from the 21st Century Cures Act which did not recur in the current quarter and due to the elimination of certain unprofitable DME products this year.

Healthcare Services Segment Cost and Expenses

         Costs and expenses for our Healthcare Services Segment, including depreciation and amortization, were $4,027and $3,686 for the three months ended March 31, 2019 and 2018, respectively and $11,609 and $11,280 for the nine months ended March 31, 2019 and 2018, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Salaries, wages and benefits	71.0%	66.7%	69.2%	66.8%
Supplies	7.6%	7.8%	7.3%	7.4%
Purchased services	8.1%	6.7%	7.9%	6.3%
Other operating expenses	11.6%	12.0%	11.8%	11.8%
Rent and lease expense	1.3%	1.3%	1.3%	1.3%
Depreciation and amortization expense	2.0%	2.3%	2.1%	2.1%

Salaries, wages and benefits increased as a percent of net revenue for the three months ended March 31, 2019 compared to same period last fiscal year due to increased employee medical insurance claims expense for which are self-insured.  Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital. All other expense categories decreased as a percentage of net revenues due to the higher net revenues this year.

For the nine months ended March 31, 2019, purchased services expenses increased this year as a percent of net revenue primarily due to the addition of a contracted new service line at a hospital. Salaries, wage and benefits expense increased in the nine months ended March 31, 2019 compared to last year’s nine month period due to increased average salaries due to local labor shortages and related local labor market competition.

Pharmacy Segment Cost and Expenses

Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $8,330 and $7,890 for the three months ended March 31, 2019 and 2018, respectively. Cost and expenses for our Pharmacy segment, including depreciation and amortization, were $22,912 and $22,895 for the nine months ended March 31, 2019 and 2018, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of goods sold	65.8%	67.4%	64.0%	63.1%
Salaries, wages and benefits	21.4%	24.4%	23.2%	23.1%
Supplies	0.3%	0.4%	0.4%	0.4%
Purchased services	3.8%	3.5%	3.7%	3.6%
Other operating expenses	3.4%	4.1%	3.9%	4.0%
Rent and lease expense	1.0%	1.1%	1.0%	1.1%
Depreciation and amortization expense	3.3%	3.9%	3.5%	3.6%

Cost of goods sold as a percent of net revenues increased in the nine month period ended March 31, 2019 as compared to the comparable periods of the prior year due to changes in sales product mix and increases in the cost of certain drugs. The 12% increase in net revenues for the three months period ended March 31, 2019 compared to same period the prior year resulted in the decreased cost as a percentage of net revenue this year.

Operating Loss

The Company reported an operating loss of $488 for the three months ended March 31, 2019 compared to an operating loss of $720 for the three months ended March 31, 2018. The reduced operating loss for the three months ended March 31, 2019 compared to the operating loss for the prior year’s three month period was a result of increased operating profit of the Pharmacy segment which resulted from their increase in net revenues this year.

The Company reported an operating loss of $1,348 for the nine months ended March 31, 2019 compared to an operating loss of $498 for the nine months ended March 31, 2018. The higher operating loss for the nine month period this year compared to the same period for the prior year was a result of decreased operating profit for both the Healthcare Services and Pharmacy segments.

Asset Sales

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the Company’s nine months ended March 31, 2019.

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

Interest Expense

Interest expense was $63 and $56 for the three months ended March 31, 2019 and 2018, and $185 and $302 for the nine months ended March 31, 2019 and 2018, respectively. The increase in interest expense for the three month period this year resulted from higher debt outstanding in the current fiscal year due to interest expense from a capital lease this year.

Income Taxes

Income tax benefit of $226 ($189 federal benefit and $37 state tax  benefit) and income tax expense of $0 ($0 federal tax expense and state tax expense) was recorded for continuing operations for the three months ended March 31, 2019 and 2018, respectively. Income tax benefit of $226 ($189 federal benefit and $37 state tax benefit) and income tax benefit of $296 ($296 federal tax benefit and $0 state tax expense) was recorded for continuing operations for the nine months ended March 31, 2019 and 2018, respectively.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ended in the second quarter of fiscal 2019.

At March 31, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,113 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at March 31, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2019, the Company had approximately $14,900 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date.

We recorded a discrete net tax benefit of $0 during the twelve months ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the nine months ended March 31, 2018 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. The final amount of AMT Credit valuation allowance release at June 30, 2018was $305 due to adjustments made from the final June 30, 2017 tax return filing during the fourth quarter ended fiscal 2018.  We also recorded an additional $40 of tax benefit at June 30, 2018 unrelated to the remeasurement of U.S. deferred tax assets and liabilities. No changes were recorded to this provisional estimate during the nine months ended March 31, 2019. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA as of the second quarter ended fiscal 2019.

Earnings (Loss) from Continuing Operations after Income Taxes

Loss from continuing operations after income tax was $325 for the three months ended March 31, 2019 as compared to a loss from continuing operations after income tax of $593 for the three months ended March 31, 2018. The lower loss from continuing operations resulted from the $226 income tax benefit recorded this year compared to a $0 income tax benefit last year. Loss from continuing operations after income tax was $853 for the nine months ended March 31, 2019 as compared to earnings from continuing operations after income tax of $383 for the nine months ended March 31, 2018. The lower loss from continuing operations after income taxes for the three months period ended March 31, 2019 as compared to loss from continuing operations after income taxes for the same period last year resulted from the income tax benefit for the current year. The loss from continuing operations after income taxes for the nine months period ended March 31, 2019 as compared to the earnings from continuing operations after income taxes resulted from non-reoccurrence of the gain on economic damages claim this year.

Earnings (Loss) from Discontinued Operations after Income Taxes

Earnings from discontinued operations after income taxes of $1,367 resulted the gain of $2,136 from the sale of a nursing home and related real estate in March 2019 offset by income tax expense of $433 and loss from operations of $336. The loss from operations of the Sold Hospital of $126 and $188 for the three and nine months ended March 31, 2019 resulted from retained professional liability claims and workers compensation claims expenses.

Net Earnings (Loss)

Net earnings for the three months ended March 31, 2019 was $1,042 ($0.15 per fully diluted share) as compared to a net loss of $588 (a loss of $0.08 per fully diluted share) for the three months ended March 31, 2018. The net earnings for the nine months ended March 31, 2019 was $467 ($0.06 per fully diluted share) as compared to a net loss of $139 (or a loss of $0.02 per fully diluted share) for the nine months ended March 31, 2018.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand of $9,160 at March 31, 2019. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets. See “Subsidiary Loans” below.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.5% at March 31, 2019) and certain loan covenants were modified. Management was not aware of any violations with the amended financial covenants at March 31, 2019. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2019 were as follows:

Payments due in:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$319	$491	$206
2 years	341	295	184
3 years	365	87	161
4 years	389	7	136
5+ years	1,845	0	278
	$3,259	$880	$965

At March 31, 2019, we had outstanding long-term debt of $3,259 consisting of $3,093 under the Trace RDA Loan and $166 of capital lease debt.

Discontinued Operations

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale is $2,136, which is also subject to adjustment for the book value of certain assets and liabilities on the sale date. The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – The loss before income taxes of the Sold Hospitals results primarily from retained professional liability claims and workers compensation claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2019 and 2018, respectively.

Related Party Transactions

A director of the Company is a member of a law firm, which provides services to SunLink. The Company expensed an aggregate of $117 and $25 for legal services to this law firm in the three months ended March 31, 2019 and 2018, respectively. The Company expensed an aggregate of $252 and $215 for legal services to this law firm in the nine months ended March 31, 2019 and 2018, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2019 and June 30, 2018 is $48 and $10, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2019 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

A dormant subsidiary of the Company has received a notice from the United States Internal Revenue Service (“IRS”) of a civil penalty of approximately $752,000 for failure to properly file form W-2s for a calendar year in which the dormant subsidiary had employees. The dormant subsidiary had properly withheld and timely paid over all amounts required to be withheld so the only issue is that the subsidiary did not timely and properly file the associated form W-2s which were therefore regarded as delinquent.  The appropriate formW-2s have subsequently been refiled with the United States Social Security Administration and a hearing held in which we requested the IRS to cancel the civil penalty levied against the dormant subsidiary. Although no assurance can be given, the Company believes the civil penalty should be abated since all taxes were timely paid and therefore has not accrued any amount for payment of the civil penalty.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and June 30, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 14, 2019